Form 10-Q
period 2019-03-31
OLD SECOND BANCORP INC
filed 2019-05-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐        No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OSBC	The Nasdaq Stock Market
Preferred Securities of Old Second Capital Trust I	OSBCP	The Nasdaq Stock Market

As of May 2, 2019, the Registrant has 29,896,529 shares of common stock outstanding at $1.00 par value per share.

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

•	each of the factors and risks under the heading “Risk Factors” in our 2018 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$28,898	$38,599
Interest earning deposits with financial institutions	11,438	16,636
Cash and cash equivalents	40,336	55,235
Securities available-for-sale, at fair value	509,090	541,248
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	11,179	13,433
Loans held-for-sale	2,134	2,984
Loans	1,903,146	1,897,027
Less: allowance for loan and lease losses	19,316	19,006
Net loans	1,883,830	1,878,021
Premises and equipment, net	42,025	42,439
Other real estate owned	6,365	7,175
Mortgage servicing rights, net	6,715	7,357
Goodwill and core deposit intangible	21,682	21,814
Bank-owned life insurance ("BOLI")	62,002	61,544
Deferred tax assets, net	17,271	21,280
Other assets	20,902	23,473
Total assets	$2,623,531	$2,676,003

Liabilities
Deposits:
Noninterest bearing demand	$629,909	$618,830
Interest bearing:
Savings, NOW, and money market	1,061,216	1,040,668
Time	432,387	457,175
Total deposits	2,123,512	2,116,673
Securities sold under repurchase agreements	42,361	46,632
Other short-term borrowings	85,000	149,500
Junior subordinated debentures	57,698	57,686
Senior notes	44,183	44,158
Notes payable and other borrowings	13,207	15,379
Other liabilities	14,315	16,894
Total liabilities	2,380,276	2,446,922

Stockholders’ Equity
Common stock	34,825	34,720
Additional paid-in capital	119,126	119,081
Retained earnings	183,634	175,463
Accumulated other comprehensive income (loss)	1,736	(4,079)
Treasury stock	(96,066)	(96,104)
Total stockholders’ equity	243,255	229,081
Total liabilities and stockholders’ equity	$2,623,531	$2,676,003

	March 31, 2019	December 31, 2018
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,825,340	34,719,517
Shares outstanding	29,895,022	29,763,078
Treasury shares	4,930,318	4,956,439

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Loans, including fees	$24,099	$18,732
Loans held-for-sale	22	24
Securities:
Taxable	2,414	2,170
Tax exempt	2,098	2,061
Dividends from FHLBC and FRBC stock	149	106
Interest bearing deposits with financial institutions	114	49
Total interest and dividend income	28,896	23,142
Interest expense
Savings, NOW, and money market deposits	771	344
Time deposits	1,618	1,175
Securities sold under repurchase agreements	149	79
Other short-term borrowings	607	329
Junior subordinated debentures	927	927
Senior notes	672	672
Notes payable and other borrowings	116	-
Total interest expense	4,860	3,526
Net interest and dividend income	24,036	19,616
Provision (release) for loan and lease losses	450	(722)
Net interest and dividend income after provision for loan and lease losses	23,586	20,338
Noninterest income
Trust income	1,486	1,495
Service charges on deposits	1,862	1,592
Secondary mortgage fees	136	162
Mortgage servicing rights mark to market (loss) gain	(819)	305
Mortgage servicing income	457	452
Net gain on sales of mortgage loans	762	917
Securities gains, net	27	35
Increase in cash surrender value of BOLI	458	248
Death benefit realized on bank-owned life insurance	-	1,026
Debit card interchange income	987	1,012
Other income	1,126	1,261
Total noninterest income	6,482	8,505
Noninterest expense
Salaries and employee benefits	11,612	10,207
Occupancy, furniture and equipment	1,989	1,558
Computer and data processing	1,332	1,344
FDIC insurance	174	156
General bank insurance	250	251
Amortization of core deposit intangible	132	21
Advertising expense	234	341
Debit card interchange expense	147	281
Legal fees	126	159
Other real estate expense, net	50	173
Other expense	3,148	2,863
Total noninterest expense	19,194	17,354
Income before income taxes	10,874	11,489
Provision for income taxes	2,406	2,000
Net income	$8,468	$9,489
Net income available to common stockholders	$8,468	$9,489

Basic earnings per share	$0.28	$0.32
Diluted earnings per share	0.28	0.31
Dividends declared per share	0.01	0.01

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2019	2018
Net Income	$8,468	$9,489

Unrealized holding gains (losses) on available-for-sale securities arising during the period	9,192	(8,808)
Related tax (expense) benefit	(2,587)	2,484
Holding gains (losses) after tax on available-for-sale securities	6,605	(6,324)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains	27	35
Related tax expense	(8)	(10)
Net realized gains after tax	19	25
Other comprehensive income (loss) on available-for-sale securities	6,586	(6,349)

Changes in fair value of derivatives used for cash flow hedges	(1,073)	1,279
Related tax benefit (expense)	302	(362)
Other comprehensive (loss) income on cash flow hedges	(771)	917

Total other comprehensive income (loss)	5,815	(5,432)
Total comprehensive income	$14,283	$4,057

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$8,468	$9,489
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization (accretion) on securities	723	706
Securities gains, net	(27)	(35)
Provision for (release of) loan and lease losses	450	(722)
Originations of loans held-for-sale	(25,815)	(31,096)
Proceeds from sales of loans held-for-sale	27,224	33,305
Net gains on sales of mortgage loans	(762)	(917)
Change in fair value of mortgage servicing rights	819	(305)
Net discount / premium from (accretion) amortization on loans	(110)	51
Increase in cash surrender value of BOLI	(458)	(248)
Net gains on sale of other real estate owned	(73)	(80)
Provision for other real estate owned valuation losses	-	112
Depreciation of fixed assets and amortization of leasehold improvements	638	537
Amortization of core deposit intangible	132	21
Change in current income taxes receivable	673	1,093
Provision for deferred tax expense	1,732	907
Change in accrued interest receivable and other assets	136	(4,081)
Accretion of purchase accounting adjustment on time deposits	(25)	-
Amortization of purchase accounting adjustment on notes payable and other borrowings	27	-
Amortization of junior subordinated debentures issuance costs	12	11
Amortization of senior notes issuance costs	25	25
Change in accrued interest payable and other liabilities	(1,864)	(152)
Stock based compensation	573	395
Net cash provided by operating activities	12,498	9,016
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	5,279	2,391
Proceeds from sales of securities available-for-sale	81,524	2,522
Purchases of securities available-for-sale	(46,176)	(23,930)
Net proceeds from sales of FHLBC stock	2,254	2,700
Net change in loans	(6,140)	17,208
Proceeds from claims on BOLI	-	1,204
Improvements in other real estate owned	-	(59)
Proceeds from sales of other real estate owned, net of participation purchase	874	1,335
Net purchases of premises and equipment	(224)	(118)
Net cash provided by investing activities	37,391	3,253
Cash flows from financing activities
Net change in deposits	6,864	39,123
Net change in securities sold under repurchase agreements	(4,271)	11,448
Net change in other short-term borrowings	(64,500)	(70,000)
Net change in notes payable and other borrowings	(2,199)	-
Proceeds from exercise of stock options	32	-
Dividends paid on common stock	(297)	(296)
Purchase of treasury stock	(417)	(505)
Net cash used in financing activities	(64,788)	(20,230)
Net change in cash and cash equivalents	(14,899)	(7,961)
Cash and cash equivalents at beginning of period	55,235	55,833
Cash and cash equivalents at end of period	$40,336	$47,872

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			9,489			9,489
Other comprehensive income, net of tax				(5,432)		(5,432)
Dividends declared and paid, ($0.01 per share)			(296)			(296)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		395				395
Purchase of treasury stock					(505)	(505)
Balance, March 31, 2018	$34,717	$117,379	$151,833	$(3,634)	$(96,294)	$204,001

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			8,468			8,468
Other comprehensive loss, net of tax				5,815		5,815
Dividends declared and paid, ($0.01 per share)			(297)			(297)
Vesting of restricted stock	103	(222)			119	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		573				573
Purchase of treasury stock					(417)	(417)
Balance, March 31, 2019	$34,825	$119,126	$183,634	$1,736	$(96,066)	$243,255

	Accumulated	Accumulated	Total
	Unrealized Loss	Unrealized	Accumulated Other
Components of accumulated other	on Securities	Loss on Derivative	Comprehensive
comprehensive income/(loss)	Available-for -Sale	Instruments	Income/(Loss)
Balance, December 31, 2017	$2,239	$(760)	$1,479
Reclassification of stranded tax effects	482	(163)	319
Other comprehensive loss, net of tax	(6,350)	918	(5,432)
Balance, March 31, 2018	$(3,629)	$(5)	$(3,634)

Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income, net of tax	6,586	(771)	5,815
Balance, March 31, 2019	$2,548	$(812)	$1,736

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2018.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will primarily affect lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company adopted this standard as of January 1, 2019, and recorded right of use assets of $817,000 with a like lease liability.  As of March 31, 2019, the right of use assets and lessee lease liability totaled $672,000.  The Company also recorded leases receivable related to lessor leases of $174,000 as of January 1, 2019 with a like entry to lease liabilities for the lessor position; these tenant leases receivable balances and lessor lease liabilities totaled $142,000 as of March 31, 2019.  As no lease incentives, initial direct costs, or prepayments were present with any of these lease arrangements, the present value of the lessee liabilities and lessor receivables was equal to the offsetting right of use assets and lessor lease liabilities, respectively.  There was no impact to equity for the adoption of this standard on a modified retrospective basis.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and has determined that a loss rate model will be used for calculation of future risk assessments upon the ASU’s adoption in 2020.  The Company has accumulated historical data by loan pools and collateral classifications, and is on track to calculate estimates for at least two quarters in 2019 on a test basis to confirm the model processes and determine financial statement impact prior to adoption in 2020.  The Company is also developing internal control processes and disclosure documentation related to adoption of this standard.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

On April 16, 2019, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on May 6, 2019, to stockholders of record as of April 26, 2019; dividends of $298,000 were paid to stockholders on May 6, 2019.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”) and its wholly-owned subsidiary, ABC Bank, which operated four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the retirement of the debentures were funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction.  The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits.  Purchase accounting adjustments recorded include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $10.2 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $10.2 million recorded as goodwill is expected to be deductible for tax purposes.  No acquisition related costs were incurred in the first quarter of 2019.  Acquisition related costs incurred by the Company for the year ended December 31, 2018, totaled $3.5 million, pre-tax, and included $1.1 million of salaries and employee benefits related expenses, and $1.8 million of data processing, computer and ATM related conversion costs. Acquisition costs incurred for the year ending December 31, 2017, related to the merger with GCFC were $65,000, and were expensed as incurred.

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at their estimated fair values as of the acquisition date.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, as noted below.  The following table shows the estimated fair value of the assets acquired and liabilities assumed as of April 20, 2018.  These fair value estimates are considered final as of March 31, 2019, and no further refinements to the values listed below are anticipated.

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

Loans acquired in the GCFC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which loans should be considered purchased credit impaired (“PCI loans”) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date, or (“non-PCI loans”).

The following table represents the acquired loans as of date of acquisition and as of March 31, 2019:

	April 20, 2018		March 31, 2019
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,234	$10,984	$167,311
Contractually required principal and interest payments	19,447	220,308	18,046	169,002
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	5,969	965
Best estimate of contractual cash flows expected to be collected	12,910	217,797	12,077	168,037

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $5.0 million at March 31, 2019, and $7.2 million at December 31, 2018. FRBC stock was recorded at $6.2 million at both March 31, 2019, and December 31, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table summarizes the amortized cost and fair value of the securities portfolio at March 31, 2019, and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,007	$-	$(47)	$3,960
U.S. government agencies	10,511	-	(151)	10,360
U.S. government agencies mortgage-backed	15,278	182	(154)	15,306
States and political subdivisions	276,463	6,796	(2,087)	281,172
Collateralized mortgage obligations	65,354	182	(1,206)	64,330
Asset-backed securities	70,123	838	(150)	70,811
Collateralized loan obligations	63,808	79	(736)	63,151
Total securities available-for-sale	$505,544	$8,077	$(4,531)	$509,090

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,006	$-	$(83)	$3,923
U.S. government agencies	11,112	-	(161)	10,951
U.S. government agencies mortgage-backed	14,407	45	(377)	14,075
States and political subdivisions	277,112	1,916	(4,961)	274,067
Collateralized mortgage obligations	66,494	79	(2,144)	64,429
Asset-backed securities	108,574	1,165	(225)	109,514
Collateralized loan obligations	65,162	24	(897)	64,289
Total securities available-for-sale	$546,867	$3,229	$(8,848)	$541,248

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2019, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$11,629	2.69%	$11,643
Due after one year through five years	6,814	2.53	6,818
Due after five years through ten years	6,189	3.50	6,410
Due after ten years	266,349	3.05	270,621
	290,981	3.03	295,492
Mortgage-backed and collateralized mortgage obligations	80,632	3.26	79,636
Asset-backed securities	70,123	3.71	70,811
Collateralized loan obligations	63,808	4.96	63,151
Total securities available-for-sale	$505,544	3.40%	$509,090

At March 31, 2019, the Company’s investments included $55.6 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $11.7 million, or 12.44% of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	March 31, 2019
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,777	$27,731
Towd Point Mortgage Trust	34,118	33,679
Student Loan Marketing Association	25,824	26,153

Securities with unrealized losses at March 31, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$47	$3,960	1	$47	$3,960
U.S. government agencies	-	-	-	4	151	10,360	4	151	10,360
U.S. government agencies mortgage-backed	-	-	-	10	154	9,575	10	154	9,575
States and political subdivisions	4	1	808	9	2,086	41,500	13	2,087	42,308
Collateralized mortgage obligations	-	-	-	11	1,206	53,431	11	1,206	53,431
Asset-backed securities	1	46	27,731	2	104	4,952	3	150	32,683
Collateralized loan obligations	4	159	28,324	4	577	24,837	8	736	53,161
Total securities available-for-sale	9	$206	$56,863	41	$4,325	$148,615	50	$4,531	$205,478

	Less than 12 months			12 months or more
December 31, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$83	$3,923	1	$83	$3,923
U.S. government agencies	3	100	7,385	1	61	3,566	4	161	10,951
U.S. government agencies mortgage-backed	-	-	-	11	377	11,439	11	377	11,439
States and political subdivisions	4	126	17,713	33	4,835	110,326	37	4,961	128,039
Collateralized mortgage obligations	2	309	15,211	10	1,835	43,687	12	2,144	58,898
Asset-backed securities	-	-	-	4	225	16,473	4	225	16,473
Collateralized loan obligations	7	721	46,547	1	176	7,824	8	897	54,371
Total securities available-for-sale	16	$1,256	$86,856	61	$7,592	$197,238	77	$8,848	$284,094

Recognition of other-than-temporary impairment was not necessary as of the three months ended March 31, 2019.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
Securities available-for-sale	2019	2018
Proceeds from sales of securities	$81,524	$2,522
Gross realized gains on securities	605	35
Gross realized losses on securities	(578)	—
Net realized gains	$27	$35
Income tax expense on net realized gains	(8)	(10)
Effective tax rate applied	29.6%	28.6%

Securities valued at $321.8 million as of March 31, 2019, an increase from $318.4 million at year-end 2018, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2019	December 31, 2018
Commercial	$324,450	$314,323
Leases	87,730	78,806
Real estate - commercial	835,904	820,941
Real estate - construction	94,787	108,390
Real estate - residential	399,866	407,068
HELOC	133,859	140,442
Other [1]	14,018	14,439
Total loans, excluding deferred loan costs and PCI loans	1,890,614	1,884,409
Net deferred loan costs	1,681	1,653
Total loans, excluding PCI loans	1,892,295	1,886,062
PCI loans, net of purchase accounting adjustments	10,851	10,965
Total loans	$1,903,146	$1,897,027

1 The “Other” class includes consumer and overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 76.9% and 77.9% of the portfolio at March 31, 2019, and December 31, 2018, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
March 31, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$10	$-	$-	$10	$324,440	$-	$324,450	$-
Leases	110	-	-	110	87,506	114	87,730	-
Real estate - commercial
Owner occupied general purpose	349	90	-	439	155,821	1,732	157,992	-
Owner occupied special purpose	599	2,021	-	2,620	188,132	516	191,268	-
Non-owner occupied general purpose	775	378	-	1,153	317,566	3,486	322,205	-
Non-owner occupied special purpose	-	-	-	-	97,074	2,960	100,034	-
Retail properties	1,159	-	-	1,159	49,441	-	50,600	-
Farm	-	-	-	-	13,805	-	13,805	-
Real estate - construction
Homebuilder	-	-	-	-	4,456	-	4,456	-
Land	-	-	-	-	2,686	-	2,686	-
Commercial speculative	-	350	-	350	54,503	-	54,853	-
All other	-	-	-	-	32,689	103	32,792	-
Real estate - residential
Investor	803	-	-	803	68,650	337	69,790	-
Multi-family	-	-	-	-	190,478	-	190,478	-
Owner occupied	282	10	-	292	136,177	3,129	139,598	-
HELOC	211	359	1	571	132,310	978	133,859	1
Other [1]	8	30	3	41	15,630	28	15,699	3
Total, excluding PCI loans	$4,306	$3,238	$4	$7,548	$1,871,364	$13,383	$1,892,295	$4
PCI loans, net of purchase accounting adjustments	1,872	-	-	1,872	6,746	2,233	10,851	-
Total	$6,178	$3,238	$4	$9,420	$1,878,110	$15,616	$1,903,146	$4

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

Credit Quality Indicators

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison to industry averages, historical payment experience, and current economic trends.  This analysis includes loans with outstanding balances or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

March 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$316,162	$1,213	$7,075	$-	$324,450
Leases	87,616	-	114	-	87,730
Real estate - commercial
Owner occupied general purpose	152,313	1,364	4,315	-	157,992
Owner occupied special purpose	183,197	2,055	6,016	-	191,268
Non-owner occupied general purpose	314,375	201	7,629	-	322,205
Non-owner occupied special purpose	95,578	1,496	2,960	-	100,034
Retail Properties	48,833	608	1,159	-	50,600
Farm	11,365	1,218	1,222	-	13,805
Real estate - construction
Homebuilder	4,456	-	-	-	4,456
Land	2,686	-	-	-	2,686
Commercial speculative	54,853	-	-	-	54,853
All other	30,203	-	2,589	-	32,792
Real estate - residential
Investor	68,799	-	991	-	69,790
Multi-Family	189,673	318	487	-	190,478
Owner occupied	134,735	135	4,728	-	139,598
HELOC	131,880	13	1,966	-	133,859
Other [1]	15,671	-	28	-	15,699
Total, excluding PCI loans	$1,842,395	$8,621	$41,279	$-	$1,892,295
PCI loans, net of purchase accounting adjustments	815	2,893	7,143	-	10,851
Total	$1,843,210	$11,514	$48,422	$-	$1,903,146

December 31, 2018		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$305,993	$8,193	$137	$-	$314,323
Leases	78,806	-	-	-	78,806
Real estate - commercial
Owner occupied general purpose	157,334	1,660	5,278	-	164,272
Owner occupied special purpose	186,218	3,429	4,135	-	193,782
Non-owner occupied general purpose	284,818	202	8,366	-	293,386
Non-owner occupied special purpose	104,526	1,510	3,099	-	109,135
Retail Properties	44,805	-	1,783	-	46,588
Farm	11,307	1,249	1,222	-	13,778
Real estate - construction
Homebuilder	5,102	-	-	-	5,102
Land	2,744	-	-	-	2,744
Commercial speculative	55,410	-	-	-	55,410
All other	42,524	-	2,610	-	45,134
Real estate - residential
Investor	69,242	-	1,216	-	70,458
Multi-Family	195,249	-	979	-	196,228
Owner occupied	135,858	-	4,524	-	140,382
HELOC	138,553	-	1,889	-	140,442
Other [1]	16,061	-	31	-	16,092
Total, excluding PCI loans	$1,834,550	$16,243	$35,269	$-	$1,886,062
PCI loans, net of purchase accounting adjustments	907	2,906	7,152	-	10,965
Total	$1,835,457	$19,149	$42,421	$-	$1,897,027

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company had $443,000 and $448,000 in residential real estate loans in the process of foreclosure as of March 31, 2019, and December 31, 2018, respectively.

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans as of March 31, 2019 and for the three months then ended:

				Three Months Ended
	As of March 31, 2019			March 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-
Leases	114	154	-	57	-
Commercial real estate
Owner occupied general purpose	1,810	2,015	-	1,735	1
Owner occupied special purpose	516	661	-	455	-
Non-owner occupied general purpose	576	589	-	857	-
Non-owner occupied special purpose	2,960	3,575	-	1,480	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	103	131	-	76	-
Residential
Investor	337	450	-	345	-
Multi-Family	-	-	-	-	-
Owner occupied	3,611	5,192	-	3,485	10
HELOC	961	1,087	-	923	-
Other [1]	5	6	-	6	-
Total impaired loans with no recorded allowance	10,993	13,860	-	9,419	11

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	174	174	72	285	6
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	2,968	3,951	21	3,033	2
Non-owner occupied special purpose	-	-	-	1,549	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	29	-
Residential
Investor	802	802	4	805	11
Multi-Family	-	-	-	-	-
Owner occupied	3,440	3,440	42	3,558	41
HELOC	1,423	1,423	71	1,390	20
Other [1]	23	24	12	23	-
Total impaired loans with a recorded allowance	8,830	9,814	222	10,672	80
Total impaired loans	$19,823	$23,674	$222	$20,091	$91

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Impaired loans by class of loans as of December 31, 2018, and for the three months ended March 31, 2018, were as follows:

				Three Months Ended
	As of December 31, 2018			March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-
Leases	-	-	-	89	-
Commercial real estate
Owner occupied general purpose	1,659	1,782	-	417	-
Owner occupied special purpose	395	530	-	391	-
Non-owner occupied general purpose	1,138	1,159	-	602	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	541	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	49	73	-	199	-
Residential
Investor	353	459	-	366	-
Multi-Family	-	-	-	2,362	-
Owner occupied	3,359	4,882	-	5,178	9
HELOC	884	1,003	-	1,125	-
Other [1]	7	7	-	12	-
Total impaired loans with no recorded allowance	7,844	9,895	-	11,282	9

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	396	396	3	152	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	3,098	4,038	97	-	-
Non-owner occupied special purpose	3,099	3,575	139	1,788	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	57	58	1	-	-
Residential
Investor	808	808	4	826	11
Multi-Family	-	-	-	-	-
Owner occupied	3,676	3,679	46	3,559	37
HELOC	1,357	1,357	49	1,064	11
Other [1]	24	25	13	-	-
Total impaired loans with a recorded allowance	12,515	13,936	352	7,389	59
Total impaired loans	$20,359	$23,831	$352	$18,671	$68

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

TDRs that were modified during the period are as follows:

	TDR Modifications
	Three Months Ended March 31, 2019
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Investor occupied general purpose
Other[1]	1	$58	$58
Real estate - residential
Owner occupied
HAMP[2]	1	105	9
HELOC
HAMP[2]	1	39	34
Other[1]	1	39	38
Total	4	$241	$139

	TDR Modifications
	Three Months Ended March 31, 2018
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Investor
Deferral[3]	1	$165	$74
HELOC
Rate[4]	1	24	24
Other[1]	4	218	217
Total	6	$407	$315

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

3 Deferral:  Refers to the deferral of principal.

4 Rate:  Refers to interest rate reduction.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended March 31, 2019, and March 31, 2018, for loans that were restructured within the 12 month period prior to default.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of March 31, 2019.  The Company’s PCI loans were recorded commensurate with the second quarter 2018 acquisition of ABC Bank; no PCI loans were held prior to that time.  Non-PCI loan activity during the first quarter of 2018 stemmed from the Company’s acquisition of the Chicago branch of Talmer Bank and Trust in late 2016.  The accretable discount recorded in the first quarter of 2018 totaled $148,000; the balance of the non-PCI loan discount was $694,000 as of March 31, 2018.

	Accretable Discount- Non-PCI Loans	Accretable Discount- PCI Loans	Non-Accretable Discount-PCI Loans	Total
Beginning balance, January 1, 2019	$1,867	$1,099	$5,969	$8,935
Purchases	-	-	-	-
Accretion	(365)	(14)	-	(379)
Ending balance, March 31, 2019	$1,502	$1,085	$5,969	$8,556

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three months ended March 31, 2019, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006
Charge-offs	12	-	231	-	18	-	84	345
Recoveries	30	-	23	(1)	50	46	57	205
Provision (Release)	202	71	(242)	(168)	(7)	(170)	764	450
Ending balance	$3,052	$805	$10,020	$800	$1,956	$1,325	$1,358	$19,316

Ending balance: Individually evaluated for impairment	$-	$-	$93	$-	$46	$71	$12	$222
Ending balance: Collectively evaluated for impairment	3,052	805	9,927	800	1,910	1,254	1,346	19,094
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$3,052	$805	$10,020	$800	$1,956	$1,325	$1,358	$19,316

Loans:
Ending balance: Individually evaluated for Impairment	$-	$114	$9,004	$103	$8,190	$2,384	$28	$19,823
Ending balance: Collectively evaluated for impairment	324,450	87,616	826,900	94,684	391,676	131,475	15,671	1,872,472
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,102	710	6,039	-	-	10,851
Total ending loans balance	$324,450	$87,730	$840,006	$95,497	$405,905	$133,859	$15,699	$1,903,146

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for three months ended March 31, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	16	5	(96)	(16)	(60)	27	99	(25)
Recoveries	17	-	367	3	911	47	79	1,424
Provision (Release)	150	(70)	(420)	201	(963)	69	311	(722)
Ending balance	$2,604	$617	$9,565	$1,143	$1,854	$1,535	$870	$18,188

Ending balance: Individually evaluated for impairment	$-	$-	$503	$-	$85	$-	$-	$588
Ending balance: Collectively evaluated for impairment	2,604	617	9,062	1,143	1,769	1,535	870	17,600
Total ending allowance balance	$2,604	$617	$9,565	$1,143	$1,854	$1,535	$870	$18,188

Loans:
Ending balance: Individually evaluated for impairment	$-	$-	$4,740	$197	$10,008	$2,268	$17	$17,230
Ending balance: Collectively evaluated for impairment	281,134	66,344	708,682	91,282	299,368	126,966	10,806	1,584,582
Total ending loan balance	$281,134	$66,344	$713,422	$91,479	$309,376	$129,234	$10,823	$1,601,812

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2019	2018
Balance at beginning of period	$7,175	$8,371
Property additions, net of acquisition adjustments	-	-
Property improvements	-	59
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	801	1,255
Period valuation adjustments	-	112
Other adjustments	9	-
Balance at end of period	$6,365	$7,063

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$8,027	$8,208
Provision for unrealized losses	-	112
Reductions taken on sales	(152)	(221)
Balance at end of period	$7,875	$8,099

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2019	2018
Gain on sales, net	$(73)	$(80)
Provision for unrealized losses	-	112
Operating expenses	128	156
Less:
Lease revenue	5	15
Net OREO expense	$50	$173

Note 7 – Deposits

Major classifications of deposits were as follows:

	March 31, 2019	December 31, 2018
Noninterest bearing demand	$629,909	$618,830
Savings	314,029	304,400
NOW accounts	449,288	425,878
Money market accounts	297,899	310,390
Certificates of deposit of less than $100,000	224,899	230,781
Certificates of deposit of $100,000 through $250,000	145,397	159,953
Certificates of deposit of more than $250,000	62,091	66,441
Total deposits	$2,123,512	$2,116,673

Note 8 – Borrowings

The following table is a summary of borrowings as of March 31, 2019, and December 31, 2018.  Junior subordinated debentures are discussed in detail in Note 9:

	March 31, 2019	December 31, 2018
Securities sold under repurchase agreements	$42,361	$46,632
Other short-term borrowings [1]	85,000	149,500
Junior subordinated debentures	57,698	57,686
Senior notes	44,183	44,158
Notes payable and other borrowings	13,207	15,379
Total borrowings	$242,449	$313,355

1 Includes short-term FHLBC advances for both periods presented as well as the outstanding portion of an operating line of credit as of December 31, 2018, which totaled $4 million.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $42.4 million at March 31, 2019, and $46.6 million at December 31, 2018.  The fair value of the pledged collateral was $75.8 million at March 31, 2019 and $72.8 million at December 31, 2018.  At March 31, 2019, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2019, the Bank had $85.0 million in short-term advances outstanding under the FHLBC compared to $145.5 million outstanding as of December 31, 2018; $70.0 million of the March 31, 2019, balance was issued at 2.54%, and the remaining $15.0 million was issued at rates ranging from 1.60% to 2.56%.  The additional $4.0 million in other short-term borrowings as of December 31, 2018, was the outstanding portion of a $20.0 million line of credit the Company has with a correspondent bank for short-term funding needs; advances under the line can be outstanding up to 360 days from the date of issuance.  This line of credit was repaid with operating cash

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

on hand in late January 2019.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition.  At March 31, 2019, these advances have a total outstanding balance of $13.2 million and are scheduled to mature over the next seven years with interest rates ranging between 1.60% and 2.83%.  FHLBC stock held at March 31, 2019, was valued at $5.0 million, and any potential FHLBC advances were collateralized by securities with a fair value of $78.2 million and loans with a principal balance of $758.7 million, which carried a FHLBC calculated combined collateral value of $577.7 million.  The Company had excess collateral of $405.1 million available to secure borrowings at March 31, 2019.  The increase of 482.1% since December 2018 is due to the completion of an analysis of FHLB loan collateral eligibility in the first quarter of 2019, which expanded the capacity of funding at the FHLB as additional loan collateral was deemed acceptable.

The Company also has $44.2 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2019 and December 31, 2018.  The senior notes were issued in December 2016 with a ten years maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2019 and December 31, 2018, unamortized debt issuance costs related to the senior notes were $817,000 and $842,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

Note 9 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I, in June 2003.  An additional $4.1 million of cumulative trust preferred securities were sold in July 2003.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company after June 30, 2008.  Distributions on the securities are payable quarterly at an annual rate of 7.80%, unless the Company elects to defer such interest payments as permitted by the terms of the securities.  The Company issued a new $32.6 million subordinated debenture to Old Second Capital Trust I in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.39% as of March 31, 2019, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2019, and December 31, 2018, unamortized debt issuance costs related to the junior subordinated debentures were $680,000 and $692,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2019, 169,791 shares remained available for issuance under the 2014 Plan.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were 4,500 stock options exercised in the three months ended March 31, 2019, and no stock options granted or exercised in the three months ended March 31, 2018.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the three months ended March 31, 2019, is as follows:

Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	per Price	Term (years)	Intrinsic Value
Beginning outstanding	4,500	$7.49	0.1	$25
Canceled	-	-	-	-
Exercised	(4,500)	7.49	-	(27)
Expired	-	-	-	-
Ending outstanding	-	$-	-	$-

Exercisable at end of period	-	$-	-	$-

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.

Awards under the 2008 Plan will become fully vested upon a merger or change in control of the Company.  Under the 2014 Plan, unless otherwise provided in the award agreement, upon a change in control of the Company, all stock options and stock appreciation rights will become fully exercisable, and all stock awards and cash incentive awards under the 2014 Plan shall become fully earned and vested immediately, if (i) the 2014 Plan and the respective award agreement is not an obligation of the successor entity following the change in control, or (ii) the 2014 Plan and the respective award agreement is an obligation of the successor entity following the change in control and the participant incurs a qualifying termination (generally termination without cause by the Company or termination by the employee for good reason).  In the event of a change in control, performance-based awards generally will be fixed at the target performance level.

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

There were no restricted stock units issued under the 2014 Plan during the three months ended March 31, 2019.  There were 114,281 restricted stock units issued during the three months ended March 31, 2018.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $578,000 and $401,000 in the first three months of 2019 and 2018, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2019, is as follows:

	March 31, 2019
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	552,281	$11.31
Granted	-	-
Vested	(111,437)	7.34
Forfeited	-	-
Unvested at March 31	440,844	$12.31

Total unrecognized compensation cost of restricted awards was $2.5 million as of March 31, 2019, which is expected to be recognized over a weighted-average period of 1.84 years.

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of March 31:

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Weighted-average common shares outstanding	29,845,653	29,659,454
Net income	$8,468	$9,489
Basic earnings per share	$0.28	$0.32

Diluted earnings per share:
Weighted-average common shares outstanding	29,845,653	29,659,454
Dilutive effect of unvested restricted awards	497,978	472,936
Dilutive effect of stock options and warrants	-	36,358
Diluted average common shares outstanding	30,343,631	30,168,748
Net Income	$8,468	$9,489
Diluted earnings per share	$0.28	$0.31

The above 2018 earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of March 31, 2018, and is considered dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.  This warrant was not included as a dilutive factor as of March 31, 2019, due to its cashless exercise on January 16, 2019.  As of the date of exercise, the Company’s closing market stock price was $14.23 per share, resulting in 45,836 shares being issued.  The cashless warrant exercise resulted in a net $313,000 reduction to treasury stock as these shares were issued from stock held by the Company.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2019, the Bank exceeded those thresholds.

At March 31, 2019, the Bank’s Tier 1 capital leverage ratio was 11.54%, an increase of 18 basis points from December 31, 2018, and is well above the 8.00% objective.  The Bank’s total capital ratio was 14.47%, an increase of 33 basis points from December 31, 2018, and also well above the objective of 12.00%.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2019, and December 31, 2018.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2018, under the heading “Supervision and Regulation.”

At March 31, 2019, and December 31, 2018, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$216,215	9.75%	$155,231	7.000%	N/A	N/A
Old Second Bank	300,290	13.60	154,561	7.000	$143,521	6.50%
Total capital to risk weighted assets
Consolidated	292,151	13.17	232,922	10.500	N/A	N/A
Old Second Bank	319,601	14.47	231,915	10.500	220,871	10.00
Tier 1 capital to risk weighted assets
Consolidated	272,840	12.30	188,548	8.500	N/A	N/A
Old Second Bank	300,290	13.60	187,681	8.500	176,641	8.00
Tier 1 capital to average assets
Consolidated	272,840	10.44	104,536	4.00	N/A	N/A
Old Second Bank	300,290	11.54	104,087	4.00	130,108	5.00

December 31, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$207,597	9.29%	$142,444	6.375%	N/A	N/A
Old Second Bank	295,599	13.29	141,791	6.375	$144,571	6.50%
Total capital to risk weighted assets
Consolidated	282,126	12.63	220,648	9.875	N/A	N/A
Old Second Bank	314,600	14.14	219,637	9.875	222,417	10.00
Tier 1 capital to risk weighted assets
Consolidated	263,125	11.78	175,960	7.875	N/A	N/A
Old Second Bank	295,599	13.29	175,153	7.875	177,934	8.00
Tier 1 capital to average assets
Consolidated	263,125	10.08	104,415	4.00	N/A	N/A
Old Second Bank	295,599	11.36	104,084	4.00	130,105	5.00

1  As of March 31, 2019, amounts are shown inclusive of a capital conservation buffer of 2.50%; as compared to December 31, 2018, of 1.875%.

2 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.50% for 2019 and thereafter of minimum capital requirements in order to avoid additional limitations on capital distributions and certain other payments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2019, and December 31, 2018, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,960	$-	$-	$3,960
U.S. government agencies	-	10,360	-	10,360
U.S. government agencies mortgage-backed	-	15,306	-	15,306
States and political subdivisions	-	261,616	19,556	281,172
Collateralized mortgage obligations	-	64,330	-	64,330
Asset-backed securities	-	70,811	-	70,811
Collateralized loan obligations	-	63,151	-	63,151
Loans held-for-sale	-	2,134	-	2,134
Mortgage servicing rights	-	-	6,715	6,715
Interest rate swap agreements	-	742	-	742
Mortgage banking derivatives	-	167	-	167
Total	$3,960	$488,617	$26,271	$518,848

Liabilities:
Interest rate swap agreements	$-	$742	$-	$742
Total	$-	$742	$-	$742

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,923	$-	$-	$3,923
U.S. government agencies	-	10,951	-	10,951
U.S. government agencies mortgage-backed	-	14,075	-	14,075
States and political subdivisions	-	265,902	8,165	274,067
Corporate bonds	-	-	-	-
Collateralized mortgage obligations	-	64,429	-	64,429
Asset-backed securities	-	109,514	-	109,514
Collateralized loan obligations	-	64,289	-	64,289
Loans held-for-sale	-	2,984	-	2,984
Mortgage servicing rights	-	-	7,357	7,357
Interest rate swap agreements	-	672	-	672
Mortgage banking derivatives	-	159	-	159
Total	$3,923	$532,975	$15,522	$552,420

Liabilities:
Interest rate swap agreements	$-	$672	$-	$672
Total	$-	$672	$-	$672

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2019
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2019	$-	$8,165	$7,357
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(8)	(721)
Included in other comprehensive income	-	171	-
Purchases, issuances, sales, and settlements
Purchases	-	11,325	-
Issuances	-	-	177
Settlements	-	(97)	(98)
Ending balance March 31, 2019	$-	$19,556	$6,715

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	13	-	417
Included in other comprehensive income	28	(699)	-
Purchases, issuances, sales, and settlements
Purchases	-	13,085	-
Issuances	-	-	291
Settlements	(213)	(120)	(111)
Ending balance March 31, 2018	$2,096	$26,527	$7,541

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,715	Discounted Cash Flow	Discount Rate	10.0 -17.0%	10.1%
			Prepayment Speed	7.0 - 69.0%	11.5%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,357	Discounted Cash Flow	Discount Rate	10.0 - 229.7%	10.2%
			Prepayment Speed	7.0 - 68.9%	9.6%

In addition to the above, Level 3 fair value measurement included $19.6 million for state and political subdivisions representing various local municipality securities at March 31, 2019.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at March 31, 2018, was $26.5 million and collateralized mortgage obligation balance in Level 3 was $2.1 million.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$8,608	$8,608
Other real estate owned, net[2]	-	-	6,365	6,365
Total	$-	$-	$14,973	$14,973

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $8.8 million and a valuation allowance of $222,000 resulting in a decrease of specific allocations within the allowance for loan and lease losses of $130,000 for the three months ended March 31, 2019.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $6.4 million, which is made up of the outstanding balance of $15.2 million, net of a valuation allowance of $7.9 million and participations of $937,000 at March 31, 2019.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$12,163	$12,163
Other real estate owned, net[2]	-	-	7,175	7,175
Total	$-	$-	$19,338	$19,338

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $12.5 million and a valuation allowance of $352,000, resulting in an increase of specific allocations within the allowance for loan and lease losses of $208,000 for the year December 31, 2018.

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

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  As of March 31, 2019 and 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$28,898	$28,898	$28,898	$-	$-
Interest bearing deposits with financial institutions	11,438	11,438	11,438	-	-
Securities available-for-sale	509,090	509,090	3,960	485,574	19,556
FHLBC and FRBC Stock	11,179	11,179	-	11,179	-
Loans held-for-sale	2,134	2,134	-	2,134	-
Net loans	1,883,830	1,893,690	-	-	1,893,690
Accrued interest receivable	11,083	11,083	-	11,083	-

Financial liabilities:
Noninterest bearing deposits	$629,909	$629,909	$629,909	$-	$-
Interest bearing deposits	1,493,603	1,491,384	-	1,491,384	-
Securities sold under repurchase agreements	42,361	42,361	-	42,361	-
Other short-term borrowings	85,000	85,000	-	85,000	-
Junior subordinated debentures	57,698	43,284	34,044	9,240	-
Senior notes	44,183	45,551	45,551	-	-
Note payable and other borrowings	13,207	13,207	-	13,207	-
Interest rate swap agreements	1,131	1,131	-	1,131	-
Borrowing interest payable	764	764	-	764	-
Deposit interest payable	963	963	-	963	-

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,599	$38,599	$38,599	$-	$-
Interest bearing deposits with financial institutions	16,636	16,636	16,636	-	-
Securities available-for-sale	541,248	541,248	3,923	529,160	8,165
FHLBC and FRBC Stock	13,433	13,433	-	13,433	-
Loans held-for-sale	2,984	2,984	-	2,984	-
Net loans	1,878,021	1,867,594	-	-	1,867,594
Accrued interest receivable	10,940	10,940	-	10,940	-

Financial liabilities:
Noninterest bearing deposits	$618,830	$618,830	$618,830	$-	$-
Interest bearing deposits	1,497,843	1,495,614	-	1,495,614	-
Securities sold under repurchase agreements	46,632	46,632	-	46,632	-
Other short-term borrowings	149,500	149,500	-	149,500	-
Junior subordinated debentures	57,686	47,625	32,989	14,636	-
Senior notes	44,158	45,008	45,008	-	-
Note payable and other borrowings	15,379	15,379	-	15,379	-
Interest rate swap agreements	58	58	-	58	-
Borrowing interest payable	281	281	-	281	-
Deposit interest payable	973	973	-	973	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $75,000 will be reclassified as an increase to interest expense.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $273,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at March 31, 2019; $2.2 million of investment securities were required to be pledged to two correspondent financial institutions.  The Bank had $260,000 of cash collateral pledged with one

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

correspondent financial institution to support interest rate swap activity at December 31, 2018; no investment securities were required to be pledged.  At March 31, 2019, the notional amount of non-hedging interest rate swaps was $184.2 million with a weighted average maturity of 6.3 years.  At December 31, 2018, the notional amount of non-hedging interest rate swaps was $188.9 million with a weighted average maturity of 6.6 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019, and December 31, 2018.

Fair Value of Derivative Instruments

			March 31, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	1,131
Total derivatives designated as hedging instruments				-		1,131

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	184,186	Other Assets	742	Other Liabilities	742
Interest rate lock commitments and forward contracts	107	33,185	Other Assets	167	Other Liabilities	-
Other contracts	3	18,101	Other Assets	-	Other Liabilities	32
Total derivatives not designated as hedging instruments				909		774

			December 31, 2018
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	58
Total derivatives designated as hedging instruments				-		58

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	188,931	Other Assets	672	Other Liabilities	672
Interest rate lock commitments and forward contracts	63	18,130	Other Assets	159	Other Liabilities	-
Other contracts	3	18,155	Other Assets	-	Other Liabilities	26
Total derivatives not designated as hedging instruments				831		698

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $1.1 million as of March 31, 2019, and a loss in AOCI of $1.2 million as of March 31, 2018.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $5,000 and $74,000 for the three months ended March 31, 2019, and March 31, 2018, respectively.

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

As of March 31, 2019, there were no derivatives in a net liability position. As of March 31, 2019, the Company has not posted any collateral related to derivative agreements.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2019, and December 31, 2018.

The following table is a summary of letter of credit commitments:

	March 31, 2019			December 31, 2018
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$319	$6,837	$7,156	$327	$7,158	$7,485
Commercial standby	-	410	410	-	397	397
Performance standby	532	6,238	6,770	532	6,381	6,913
	851	13,485	14,336	859	13,936	14,795
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$851	$13,552	$14,403	$859	$14,003	$14,862

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the quarter ended March 31, 2019, as compared to December 31, 2018 and March 31, 2018, and our financial condition at March 31, 2019 and December 31, 2018.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2018.  The results of operations for the quarter ended March 31, 2019, are not necessarily indicative of future results.

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

Business Overview

The Company is a banking holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 29 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

Financial Overview

Our community-focused banking franchise experienced total asset and overall market growth in the first quarter of 2019, compared to the fourth quarter and first quarter of 2018, and we believe we are positioned for further growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007-2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.  Overall stable market conditions over the past few years are reflected in the financials presented for the reporting period ended March 31, 2019.

The following provides an overview of some of the factors impacting our financial performance for the quarter ending March 31, 2019:

•

This is the fourth quarter of results of operations that included our acquisition of Greater Chicago Financial Corp., and its wholly-owned subsidiary bank, ABC Bank, which closed on April 20, 2018, after the first quarter of 2018.

•	Net income for the first quarter of 2019 was $8.5 million, or $0.28 per diluted share, compared to $9.5 million, or $0.31 per diluted share, for the first quarter of 2018.

•

Net interest and dividend income was $24.0 million for the first quarter of 2019, compared to $19.6 million for the first quarter of 2018.  The increase was primarily due to our acquisition of ABC Bank in the second quarter of 2018, which resulted in $227.6 million of additional loans, net of purchase accounting adjustments.

•

Noninterest income was $6.5 million for the first quarter of 2019, compared to $8.5 million for the first quarter of 2018, which reflects a decrease of $2.0 million, or 23.8%.  The reduction was primarily due to a $1.0 million BOLI death benefit recorded in the first quarter of 2018, as well as an interest rate driven mark to market loss on mortgage servicing rights.

•

Noninterest expense was $19.2 million for the first quarter of 2019, compared to $17.4 million for the first quarter of 2018, which reflects an increase of $1.8 million, or 10.6%.  The increase was primarily due to our acquisition of ABC Bank in the second quarter of 2018, which increased costs going forward due to growth in employees and facilities-related expenses.

•	Asset quality remained consistent, with nonperforming loans as a percent of total loans remaining steady at 0.8% as of March 31, 2019 and March 31, 2018.

•

We added $11.4 million of purchase credit impaired loans (“PCI loans”), net of purchase accounting adjustments, in our acquisition of ABC Bank in the second quarter of 2018.  As of March 31, 2019, PCI loans, net of purchase accounting adjustments, totaled $10.9 million, and PCI loans to total loans was 0.6%.  We had no PCI loans before our acquisition of ABC Bank.

•

Income tax expense increased in the first quarter of 2019 period compared to the like 2018 period due primarily to the BOLI death benefit of $1.0 million received in the first quarter of 2018, which was not taxable.  The effective tax rate for the three months ended March 31, 2019 was 22.1%, compared to 17.4 % for the three months ended March 31, 2018.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.  Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.  The most critical of these significant accounting policies are the policies related to the allowance for loan and lease losses, fair valuation methodologies, income taxes and the accounting related to loans acquired in business combinations. Our significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our significant accounting policies or the estimates made pursuant to those policies from those disclosed in our 2018 Annual Report on Form 10-K during the most recent quarter.

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

Results of Operations

Our net income before taxes was $10.9 million in the first quarter of 2019 compared to $11.5 million in the first quarter of 2018.  Net interest and dividend income increased $4.4 million, which was offset by a reduction of $2.0 million in noninterest income in the first quarter of 2019 compared to the first quarter of 2018, and an increase of $1.8 million in noninterest expense for the like periods.  The decrease in pre-tax income was also due to a provision for loan and lease loss expense recorded in the first quarter of 2019 of $450,000, compared to a release of provision expense of $722,000 recorded in the first quarter of 2018 due to an insurance settlement recovery on a loan charge-off from a prior year.

The increase in net interest and dividend income was driven primarily by rising interest rates and loan growth due to the ABC Bank acquisition.  Loans acquired, net of the purchase accounting adjustments, totaled $227.6 million in the second quarter of 2018.  Loans and loans held for sale yielded 5.16% in the first quarter of 2019, compared to 4.75% in the first quarter of 2018.

Management has remained diligent in reviewing our loan portfolio to analyze and to determine if charge-offs are required.  Loan growth experienced in the first quarter of 2019 totaled $6.1 million, primarily in real estate-commercial loans, commercial loans and leases.  Management’s review of the loan portfolio concluded that $450,000 of provision expense was necessary, based on analysis of the allowance and loan portfolio held.  The allowance for loan and lease loss analysis methodology remained consistent, with no material changes incorporated in the first quarter of 2019 from the prior quarter.

Earnings for the first quarter of 2019 were $0.28 per diluted share on $8.5 million of net income, as compared to $0.31 per diluted share on net income of $9.5 million for the first quarter of 2018.  Earnings in the 2019 period, compared to the like 2018 period, were positively impacted by increased loan volumes due to the ABC Bank acquisition, as well as organic loan growth and the favorable impact of a rising interest rate environment.

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

Our net interest and dividend income increased by $4.4 million to $24.0 million for the quarter ended March 31, 2019, compared to $19.6 million for the quarter ended March 31, 2018.  Our interest and dividend income increased $5.8 million, or 24.9%, for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, and our tax equivalent interest and dividend income increased by $5.8 million, to $29.5 million, for the quarter ended March 31, 2019, from $23.7 million for the quarter ended March 31, 2018.

Average earning assets for the first quarter of 2019 were $2.44 billion, reflecting an increase of $12.6 million compared to the fourth quarter of 2018, and an increase of $264.5 million compared to the first quarter of 2018.  Total average loans, including loans held-for-sale, totaled $1.90 billion in the first quarter of 2019, which reflected an increase of $37.6 million compared to the fourth quarter of 2018, and an increase of $292.6 million compared to the first quarter of 2018.  The growth in average balances and resultant interest income in the year over year period was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018.  In addition, the rising interest rate environment in the 2018 period and the repositioning on our securities portfolio over the past year has driven higher yields and growth in interest and dividend income.  Total securities yields have increased by 47 basis points and total loan yields have increased by 41 basis points for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, due to the repositioning of our securities portfolio into higher yielding securities and the rising interest rate environment.

Quarterly average interest bearing liabilities increased $5.8 million, or 0.3%, in the first quarter of 2019, compared to the fourth quarter of 2018, and increased $178.5 million, or 11.3%, compared to the first quarter of 2018.  Growth from the prior year period was primarily due to deposits of $248.5 million, net of purchase accounting adjustments, recorded in our acquisition of ABC Bank in the second quarter of 2018.  The average of other short-term borrowed funds, which primarily consist of FHLBC advances, reflected an increase of $14.7 million in the first quarter of 2019, compared to the fourth quarter of 2018, and an increase of $10.9 million compared to the first quarter of 2018.  The short-term FHLBC advances were impacted by the higher interest rate environment in the first quarter of 2019, reflecting a cost of funds of 2.50% compared to 2.43% for the fourth quarter of 2018, and 1.53% for the first quarter of 2018.  In addition, we acquired notes payable and other borrowings in our acquisition of ABC Bank, consisting solely of long-term FHLBC advances, which resulted in an increase to average interest bearing liabilities of $15.3 million for the first quarter of 2019, and an increase of $18.0 million for the fourth quarter of 2018.  The average cost of funds on these long-term advances was 3.08% for the first quarter of 2019, and 2.87% for the fourth quarter of 2018.    The rate on our junior subordinated debentures increased ten basis points in the first quarter of 2019, compared to the fourth quarter of 2018, but remained consistent at 6.52% compared to the first quarter of 2018.

Our net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 4.09% in the first quarter of 2019, reflecting a two basis point increase from the fourth quarter of 2018, and an increase of 33 basis points from the first quarter of 2018.  The average tax-equivalent yield on earning assets increased to 4.90% for the first quarter of 2019, compared to 4.84% for the fourth quarter of 2018, and 4.42% for the first quarter of 2018.  Increases in net interest margin and yield on average earning assets for the first quarter of 2019, compared to the first quarter of 2018, was attributable to growth in loan volumes and rates, as well as the restructuring of our securities portfolio into higher yielding holdings, as discussed above.  The cost of funds on interest bearing liabilities was 1.12% for the first quarter of 2019, 1.06% for the fourth quarter of 2018, and 0.90% for the first quarter of 2018.  The increase in our cost of funds in each period was driven by the rising interest rate environment, specifically impacting the rates on NOW accounts, newly issued time deposits and FHLBC advances.

We continue to observe competitive pressure to maintain reduced interest rates on loans retained at renewal.  While our loan prices are targeted to achieve certain returns on equity, significant competition for commercial and industrial loans as well as commercial real estate loans has put pressure on loan yields, and our stringent underwriting standards limit our ability to make higher-yielding loans.

The following tables set forth certain information relating to our average consolidated balance sheet and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 21% in 2019 and 2018 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INCOME / EXPENSE AND RATES

(In thousands - unaudited)

	Quarters Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$18,842	$114	2.45	$19,142	$104	2.16	$13,819	$49	1.44
Securities:
Taxable	236,882	2,414	4.13	269,236	2,524	3.72	269,330	2,170	3.27
Non-taxable (TE)	276,609	2,656	3.89	269,646	2,661	3.92	279,831	2,609	3.78
Total securities	513,491	5,070	4.00	538,882	5,185	3.82	549,161	4,779	3.53
Dividends from FHLBC and FRBC	11,463	149	5.27	10,758	131	4.83	8,920	106	4.82
Loans and loans held-for-sale [1]	1,895,512	24,126	5.16	1,857,900	24,182	5.16	1,602,947	18,767	4.75
Total interest earning assets	2,439,308	29,459	4.90	2,426,682	29,602	4.84	2,174,847	23,701	4.42
Cash and due from banks	33,749	-	-	34,915	-	-	29,776	-	-
Allowance for loan and lease losses	(19,235)	-	-	(19,247)	-	-	(18,263)	-	-
Other noninterest bearing assets	181,767	-	-	187,355	-	-	166,507	-	-
Total assets	$2,635,589			$2,629,705			$2,352,867

Liabilities and Stockholders' Equity
NOW accounts	$448,518	$379	0.34	$429,042	$263	0.24	$429,301	$176	0.17
Money market accounts	299,305	270	0.37	315,857	292	0.37	275,334	109	0.16
Savings accounts	307,740	122	0.16	300,845	115	0.15	266,363	59	0.09
Time deposits	445,076	1,618	1.47	461,677	1,643	1.41	382,422	1,175	1.25
Interest bearing deposits	1,500,639	2,389	0.65	1,507,421	2,313	0.61	1,353,420	1,519	0.46
Securities sold under repurchase agreements	45,157	149	1.34	44,628	138	1.23	40,275	79	0.80
Other short-term borrowings	98,328	606	2.50	83,588	512	2.43	87,444	329	1.53
Junior subordinated debentures	57,692	927	6.52	57,681	933	6.42	57,645	927	6.52
Senior notes	44,171	672	6.17	44,146	672	6.04	44,071	672	6.18
Notes payable and other borrowings	15,273	116	3.08	17,987	130	2.87	-	-	-
Total interest bearing liabilities	1,761,260	4,859	1.12	1,755,451	4,698	1.06	1,582,855	3,526	0.90
Noninterest bearing deposits	625,423	-	-	634,611	-	-	554,624	-	-
Other liabilities	13,750	-	-	17,108	-	-	13,969	-	-
Stockholders' equity	235,156	-	-	222,535	-	-	201,419	-	-
Total liabilities and stockholders' equity	$2,635,589			$2,629,705			$2,352,867
Net interest income (TE)		$24,600			$24,904			$20,175
Net interest margin (TE)			4.09			4.07			3.76
Interest bearing liabilities to earning assets	72.20%			72.34%			72.78%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 40, and includes fees of $229,000, $508,000 and $182,000 for the first quarter of 2019, the fourth quarter of 2018, and the first quarter of 2018, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 21% for 2019 and 2018 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net Interest Margin
Interest income (GAAP)	$28,896	$29,038	$23,142
Taxable-equivalent adjustment:
Loans	5	5	11
Securities	558	559	548
Interest income (TE)	29,459	29,602	23,701
Interest expense (GAAP)	4,859	4,698	3,526
Net interest income (TE)	$24,600	$24,904	$20,175
Net interest income (GAAP)	$24,037	$24,340	$19,616
Average interest earning assets	$2,439,308	$2,426,682	$2,174,847
Net interest margin (GAAP)	4.00%	3.98%	3.66%
Net interest margin (TE)	4.09%	4.07%	3.76%

Noninterest Income and Expense

The following table details the major components of noninterest income for the periods presented:

				1st Quarter 2019
Noninterest Income	Three Months Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Trust income	$1,486	$1,633	$1,495	(9.0)	(0.6)
Service charges on deposits	1,862	2,044	1,592	(8.9)	17.0
Residential mortgage banking revenue
Secondary mortgage fees	136	140	162	(2.9)	(16.0)
Mortgage servicing rights mark to market (loss)	(819)	(923)	305	11.3	(368.5)
Mortgage servicing income	457	389	452	17.5	1.1
Net gain on sales of mortgage loans	762	669	917	13.9	(16.9)
Total residential mortgage banking revenue	536	275	1,836	94.9	(70.8)
Securities gain, net	27	-	35	N/M	(22.9)
Increase in cash surrender value of BOLI	458	38	248	N/M	84.7
Death benefit realized on BOLI	-	-	1,026	-	(100.0)
Debit card interchange income	987	1,141	1,012	(13.5)	(2.5)
Other income	1,126	1,371	1,261	(17.9)	(10.7)
Total noninterest income	$6,482	$6,502	$8,505	(0.3)	(23.8)

N/M - Not meaningful

Noninterest income for the first quarter of 2019 decreased $20,000, or 0.3%, compared to the fourth quarter of 2018, and decreased $2.0 million, or 23.8%, from total noninterest income for the first quarter of 2018.

The nominal decrease in noninterest income in the first quarter of 2019, compared to the fourth quarter of 2018, was driven primarily by reductions in trust income, service charges on deposits, debit card interchange income, and other income which reduced net income by an aggregate of $728,000.  These reductions were largely offset by aggregate increases of $708,000 resulting from growth in total residential mortgage banking revenue, securities gain, net, and an increase in the cash surrender value of BOLI.

The decrease in noninterest income for the year over year period of $2.0 million was primarily driven by a $1.3 million reduction in total residential mortgage banking revenue stemming from rising interest rates and the resultant mark to market loss on mortgage servicing rights.  In addition, a $1.0 million BOLI death benefit was received in the first quarter of 2018 that was not repeated in the first quarter of 2019.  These reductions were partially offset by aggregate increases of $480,000 resulting from growth in service charges on deposits and an increase in the cash surrender value of BOLI. The decrease in other income for the first quarter of 2019, compared to the first quarter of 2018, was primarily attributable to commercial swap fee income which decreased $56,000, and legal fee recoveries of $215,000 recorded in the first quarter of 2018.

The following table details the major components of noninterest expense for the periods presented:

				1st Quarter 2019
Noninterest Expense	Three Months Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Salaries	$8,634	$8,484	$7,335	1.8	17.7
Officers incentive	882	784	787	12.5	12.1
Benefits and other	2,096	1,167	2,085	79.6	0.5
Total salaries and employee benefits	11,612	10,435	10,207	11.3	13.8
Occupancy, furniture and equipment expense	1,989	1,922	1,558	3.5	27.7
Computer and data processing	1,332	1,413	1,344	(5.7)	(0.9)
FDIC insurance	174	170	156	2.4	11.5
General bank insurance	250	259	251	(3.5)	(0.4)
Amortization of core deposit intangible asset	132	133	21	(0.8)	528.6
Advertising expense	234	242	341	(3.3)	(31.4)
Debit card interchange expense	147	38	281	286.8	(47.7)
Legal fees	126	147	159	(14.3)	(20.8)
Other real estate owned expense, net	50	165	173	(69.7)	(71.1)
Other expense	3,148	3,853	2,863	(18.3)	10.0
Total noninterest expense	$19,194	$18,777	$17,354	2.2	10.6
Efficiency ratio (GAAP) [1]	62.35%	59.92%	63.41%
Adjusted efficiency ratio (non-GAAP)[2]	60.98%	58.44%	61.10%

1  The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding OREO expenses and amortization of core deposits, divided by the sum of net interest income and total noninterest income less net gains and losses on securities and the BOLI death benefit recorded.

2The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding OREO expenses, amortization of core deposits and acquisition costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and the BOLI death benefit, and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI recorded.

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 42 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2019 increased $417,000, or 2.2%, compared to the fourth quarter of 2018, and increased $1.8 million, or 10.6%, compared to the first quarter of 2018.

The increase in noninterest expense in the first quarter of 2019, compared to the fourth quarter of 2018, was primarily attributable to a $1.2 million increase in salaries and employee benefit expense, as the fourth quarter of 2018 reflected lower levels of payroll taxes and deferred compensation expense.  This increase was partially offset by a $705,000 decrease in other expense in the first quarter of 2019, compared to the fourth quarter of 2018, due to an accrual recorded in late 2018 for a commercial mortgage loan escrow, as well as other year-end expenses related to appraisals and consulting services.

The increase in noninterest expense in the first quarter of 2019, compared to the first quarter of 2018, is primarily attributable to our acquisition of ABC Bank, which resulted in an increase in salaries and employee benefits expense of $1.4 million, occupancy, furniture and equipment expense of $431,000, and amortization of core deposit intangibles of $111,000 for the first quarter of 2019, compared to the first quarter of 2018.  Partially offsetting the year over year increases were reductions in debit card interchange expense of $134,000 in the first quarter of 2019 due to an accrual reduction regarding a discontinued debit card points program, a reduction in OREO valuation reserve expense of $112,000, and a decrease in advertising expense of $107,000.  Other expense increased in the first quarter of 2019, compared to the first quarter of 2018, due to deferred director compensation accrual increases stemming from interest rate changes, growth in external audit fees, and an increase in ATM operating expenses attributable to additional ATMs acquired from our ABC Bank acquisition.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2019	2018	2018
Efficiency Ratio / Adjusted Efficiency Ratio
Noninterest expense	$19,194	$18,777	$17,354	$19,194	$18,777	$17,354
Less amortization of core deposit	132	133	21	132	133	21
Less other real estate expense, net	50	165	173	50	165	173
Less acquisition related costs	N/A	N/A	N/A	-	119	246
Noninterest expense less adjustments	$19,012	$18,479	$17,160	$19,012	$18,360	$16,914

Net interest income	$24,036	$24,340	$19,616	$24,036	$24,340	$19,616
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	5	5	11
Securities	N/A	N/A	N/A	558	559	548
Net interest income including adjustments	24,036	24,340	19,616	24,599	24,904	20,175
Noninterest income	6,482	6,502	8,505	6,482	6,502	8,505
Less death benefit related to BOLI	-	-	1,026	-	-	1,026
Less securities gain, net	27	-	35	27	-	35
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI	N/A	N/A	N/A	122	10	66
Noninterest income (less) / including adjustments	6,455	6,502	7,444	6,577	6,512	7,510

Net interest income including adjustments plus noninterest income (less) / including adjustments	$30,491	$30,842	$27,060	$31,176	$31,416	$27,685
Efficiency ratio / Adjusted efficiency ratio	62.35%	59.92%	63.41%	60.98%	58.44%	61.10%

Income Taxes

We recorded a tax expense of $2.4 million on $10.9 million of pre-tax income for the first quarter of 2019 compared to an income tax expense of $2.9 million in the fourth quarter of 2018 and $2.0 million of income tax expense in the first quarter of 2018.  The effective tax rate for the first quarter of 2019 was 22.1%, which was a decrease from 25.5% for the fourth quarter of 2018, and an increase from 17.4% in the first quarter of 2018.  The effective tax rate for the first quarter of 2019 was lower than the linked quarter due to a tax benefit recorded related to restricted stock awards which vested in 2019, while the effective tax rate for the first quarter of 2019 reflected an increase over the prior year like quarter due to the receipt of a BOLI death benefit claim in the first quarter of 2018, which was not taxable.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended March 31, 2019.  We had no valuation reserve on the deferred tax assets as of March 31, 2019.

Financial Condition

Total assets decreased $52.5 million from $2.68 billion as of December 31, 2018, to $2.62 billion at March 31, 2019, due primarily to reductions in cash and cash equivalents as well as a $32.2 million decrease in securities available-for-sale.  Total loans as of March 31, 2019, increased $6.1 million, or 0.3%, compared to December 31, 2018.  Total deposits were $2.12 billion at March 31, 2019, an increase of $6.8 million from December 31, 2018, primarily due to growth in non-interest bearing demand, savings and NOW accounts, partially offset by reductions in time deposits.

				March 31, 2019
Securities	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Securities available-for-sale, at fair value
U.S. Treasuries	$3,960	$3,923	$3,895	0.9	1.7
U.S. government agencies	10,360	10,951	12,730	(5.4)	(18.6)
U.S. government agencies mortgage-backed	15,306	14,075	13,844	8.7	10.6
States and political subdivisions	281,172	274,067	285,540	2.6	(1.5)
Corporate bonds	-	-	703	-	(100.0)
Collateralized mortgage obligations	64,330	64,429	63,744	(0.2)	0.9
Asset-backed securities	70,811	109,514	110,870	(35.3)	(36.1)
Collateralized loan obligations	63,151	64,289	59,616	(1.8)	5.9
Total securities	$509,090	$541,248	$550,942	(5.9)	(7.6)

Available-for-sale security sales during the three months ended March 31, 2019, consisted primarily of asset-backed securities, whereas purchases during the three month period were primarily tax exempt state and political subdivisions securities.  During the first quarter of 2019 security sales resulted in net realized gains of $27,000, compared to no security gains or losses for the fourth quarter of 2018, and net realized gains of $35,000 for the first quarter of 2018.

Loans

Total loans were $1.90 billion as of March 31, 2019, an increase of $6.1 million from total loans as of December 31, 2018.  The increase in total loans for the three month period was due primarily to organic growth in commercial and industrial, leases, and real estate-commercial loans.  Total loans increased $301.3 million from March 31, 2018 to March 31, 2019, due primarily to our acquisition of ABC Bank in the second quarter of 2018, which resulted in total loans recorded of $227.6 million, net of purchase accounting adjustments.  In addition, organic loan growth in commercial, real estate-construction, leases, and real estate-residential loans was recorded in the year over year period, and we purchased a $20.7 million portfolio of home equity loans in the fourth quarter of 2018.

				March 31, 2019
Loans	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Commercial	$324,450	$314,323	$281,134	3.2	15.4
Leases	87,730	78,806	66,344	11.3	32.2
Real estate - commercial	835,904	820,941	713,422	1.8	17.2
Real estate - construction	94,787	108,390	91,479	(12.6)	3.6
Real estate - residential	399,866	407,068	309,376	(1.8)	29.2
HELOC	133,859	140,442	129,234	(4.7)	3.6
Other [1]	14,018	14,439	9,845	(2.9)	42.4
Total loans, excluding deferred loan costs and PCI loans	1,890,614	1,884,409	1,600,834	0.3	18.1
Net deferred loan costs	1,681	1,653	978	1.7	71.9
Total loans, excluding PCI loans	1,892,295	1,886,062	1,601,812	0.3	18.1
PCI loans, net of purchase accounting adjustments	10,851	10,965	-	(1.0)	N/M
Total loans	$1,903,146	$1,897,027	$1,601,812	0.3	18.8

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, construction, residential, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 76.9% of the portfolio as of March 31, 2019, compared to 77.9% of the portfolio as of December 31, 2018.  We continue to oversee and manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

We recorded a $450,000 provision for loan and lease losses for the quarter ended March 31, 2019, compared to a release of provision of $722,000 for the quarter ended March 31, 2018.  In the first quarter of 2019, we determined additional reserves were necessary as a result of loan growth for the quarter.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated loan and lease losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  We do not consider our PCI loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection.  Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from the nonperforming loans in the table below.  Remediation work continues in all segments.  Nonperforming loans decreased by $1.4 million at March 31, 2019, from $16.3 million at December 31, 2018.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.8% as of March 31, 2019, from 0.9% as of December 31, 2018, and 0.8% as of March 31, 2018.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2019
Nonperforming Loans	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Commercial	$-	$352	$-	(100.0)	N/M
Leases	114	-	-	N/M	N/M
Real estate-commercial, nonfarm	8,925	9,738	4,740	(8.3)	88.3
Real estate-construction	104	455	197	(77.1)	(47.2)
Real estate-residential:
Investor	337	353	361	(4.5)	(6.6)
Multi-Family	-	179	-	(100.0)	N/M
Owner occupied	3,665	3,616	5,176	1.4	(29.2)
HELOC	1,761	1,614	2,301	9.1	(23.5)
Other [1]	31	34	17	(8.8)	82.4
Total nonperforming loans	$14,937	$16,341	$12,792	(8.6)	16.8

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2019	Total[1]	2018	Total[1]	2018	Total[1]
Commercial	$(18)	(12.9)	$(13)	(1.6)	$(1)	0.1
Leases	-	-	-	-	5	(0.3)
Real estate-commercial, nonfarm
Owner general purpose	87	62.1	14	1.7	(41)	2.8
Owner special purpose	(3)	(2.1)	-	-	(21)	1.4
Non-owner general purpose	(15)	(10.7)	903	109.9	(313)	21.6
Non-owner special purpose	139	99.3	-	-	(1)	0.1
Retail properties	-	-	-	-	(87)	6.0
Total real estate-commercial, nonfarm	208	148.6	917	111.6	(463)	31.9
Real estate-commercial, farm	-	-	-	-	-	-
Real estate-construction
Homebuilder	(1)	(0.7)	-	-	2	(0.1)
Land	-	-	-	-	(4)	0.3
Commercial speculative	2	1.4	-	-	(18)	1.2
All other	-	-	-	-	1	(0.1)
Total real estate-construction	1	0.7	-	-	(19)	1.3
Real estate-residential
Investor	(10)	(7.1)	(11)	(1.3)	(30)	2.1
Multi-Family	(8)	(5.7)	(15)	(1.8)	(175)	12.1
Owner occupied	(14)	(10.0)	(11)	(1.3)	(766)	52.8
Total real estate-residential	(32)	(22.8)	(37)	(4.4)	(971)	67.0
HELOC	(46)	(32.9)	(81)	(9.9)	(20)	1.4
Other [2]	27	19.3	36	4.3	20	(1.4)
Net charge-offs / (recoveries)	$140	100.0	$822	100.0	$(1,449)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs of $140,000 were recorded for the first quarter of 2019, compared to net charge-offs of $822,000 for the fourth quarter of 2018, and net recoveries of $1.4 million for the first quarter of 2018, reflecting continuing management attention to credit quality and remediation efforts.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				March 31, 2019
Classified Assets	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Commercial	$7,075	$137	$-	N/M	N/M
Leases	114	-	610	N/M	(81.3)
Real estate-commercial, nonfarm	22,079	22,661	6,098	(2.6)	262.1
Real estate-commercial, farm	1,222	1,222	2,439	-	(49.9)
Real estate-construction	2,589	2,610	371	(0.8)	597.8
Real estate-residential:
Investor	991	1,216	436	(18.5)	127.3
Multi-Family	487	979	-	(50.3)	N/M
Owner occupied	4,728	4,524	5,476	4.5	(13.7)
HELOC	1,966	1,889	2,038	4.1	(3.5)
Other [1]	28	31	18	(9.7)	55.6
Total classified loans	41,279	35,269	17,486	17.0	136.1
Other real estate owned	6,365	7,175	7,063	(11.3)	(9.9)
Total classified assets, excluding PCI loans	47,644	42,444	24,549	12.3	94.1
PCI, net of purchase accounting adjustments	10,851	10,965	-	(1.0)	N/M
Total classified assets	$58,495	$53,409	$24,549	9.5	138.3

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected.

Total classified loans and total classified assets increased as of March 31, 2019, from the levels at December 31, 2018 and March 31, 2018 due to loans purchased in our acquisition of ABC Bank in the second quarter of 2018, and one large commercial credit which moved to classified status in the first quarter of 2019.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 14.91% for the period ended March 31, 2019, compared to 13.49% as of December 31, 2018 and 8.82% as of March 31, 2018.  The increase in the classified assets ratio for the quarter ended March 31, 2019, is due to the one commercial credit which moved to classified status in the first quarter of 2019, as mentioned above; this credit is not past due as of quarter end, but we are monitoring closely for potential future cash flow issues.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Allowance at beginning of period	$19,006	$19,328	$17,461
Charge-offs:
Commercial	12	3	16
Leases	-	-	5
Real estate - commercial	231	939	(96)
Real estate - construction	-	-	(16)
Real estate - residential	18	10	(60)
HELOC	-	6	27
Other [1]	84	93	99
Total charge-offs	345	1,051	(25)
Recoveries:
Commercial	30	16	17
Leases	-	-	-
Real estate - commercial	23	22	367
Real estate - construction	(1)	-	3
Real estate - residential	50	47	911
HELOC	46	87	47
Other [1]	57	57	79
Total recoveries	205	229	1,424
Net charge-offs / (recoveries)	140	822	(1,449)
Provision (release) for loan and lease losses	450	500	(722)
Allowance at end of period	$19,316	$19,006	$18,188

Average total loans (exclusive of loans held-for-sale)	$1,893,659	$1,855,283	$1,600,594
Net charge-offs / (recoveries) to average loans	0.01%	0.04%	(0.09)%
Allowance at period end to average loans	1.02%	1.02%	1.14%

Ending balance: Individually evaluated for impairment	$222	$352	$588
Ending balance: Collectively evaluated for impairment	$19,094	$18,654	$17,600
Ending balance: Acquired and accounted for under ASC 310-30	$-	$-	$-

1 The “Other” class includes consumer and overdrafts.

Net charge-offs for the quarter ended March 31, 2019, totaled $140,000, compared to $822,000 for the quarter ended December 31, 2018, and $1.4 million of net recoveries for the quarter ended March 31, 2018.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 129.3% as of March 31, 2019, which was an increase from the coverage ratio of 116.3% as of December 31, 2018, and a decrease from 142.2% as of March 31, 2018.  When measured as a percentage of average loans our total allowance for loan and lease losses was 1.02% of quarterly average loans as of both March 31, 2019 and December 31, 2018, and 1.14% as of March 31, 2018.  The total allowance for loan and lease losses as a percent of total period end loans was 1.06% as of March 31, 2019, excluding the loans acquired in our acquisition of ABC Bank and in our Talmer branch purchase.

In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans in our acquisition of ABC Bank or our Talmer branch purchase.  For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $246.3 million as of March 31, 2019, net of purchase accounting adjustments, which included $1.2 million of credit discounts.  At March 31, 2019, of our $19.3 million allowance for loan and lease losses, $1.9 million related to non-PCI loans.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at March 31, 2019, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded PCI loans in our acquisition of ABC Bank, which totaled $10.9 million, net of purchase accounting adjustments, which included $6.0 million of credit discounts as of March 31, 2019.  We perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Other Real Estate Owned

As of March 31, 2019, OREO decreased to $6.4 million, compared to $7.2 million at December 31, 2018, and $7.1 million at March 31, 2018.  There were no additions to the OREO portfolio in the first quarter of 2019.  Property disposals in the first quarter of 2019 totaled $801,000 due to three property sales. There were no valuation write-downs in the first quarter of 2019, compared to $96,000 and $112,000 of valuation write-downs recorded in the fourth and first quarter of 2018, respectively.

				March 31, 2019
OREO	Three Months Ended			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Beginning balance	$7,175	$6,964	$8,371	3.0	(14.3)
Property additions	-	721	-	(100.0)	-
Property improvements	-	-	59	-	(100.0)
Less:
Property disposals	801	414	1,255	93.5	(36.2)
Period valuation adjustments	-	96	112	(100.0)	(100.0)
Other Adjustment	9	-	-	N/M	N/M
Total other real estate owned	$6,365	$7,175	$7,063	(11.3)	(9.9)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $3.9 million, or approximately 62.0% of total OREO at March 31, 2019, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$882	14%	$1,137	16%	$257	4%
Lots (single family and commercial)	4,310	68%	4,310	60%	5,332	75%
Vacant land	470	7%	470	6%	479	7%
Commercial property	703	11%	1,258	18%	995	14%
Total other real estate owned	$6,365	100%	$7,175	100%	$7,063	100%

Deposits and Borrowings

				March 31, 2019
Deposits	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2019	2018	2018	2018	2018
Noninterest bearing demand	$629,909	$618,830	$582,766	1.8	8.1
Savings	314,029	304,400	274,029	3.2	14.6
NOW accounts	449,288	425,878	442,119	5.5	1.6
Money market accounts	297,899	310,390	281,860	(4.0)	5.7
Certificates of deposit of less than $100,000	224,899	230,781	216,843	(2.5)	3.7
Certificates of deposit of $100,000 through $250,000	145,397	159,953	123,132	(9.1)	18.1
Certificates of deposit of more than $250,000	62,091	66,441	41,299	(6.5)	50.3
Total deposits	$2,123,512	$2,116,673	$1,962,048	0.3	8.2

Total deposits were $2.12 billion at March 31, 2019, which reflects a $6.8 million increase from total deposits of $2.12 billion at December 31, 2018, and an increase of $161.5 million over the $1.96 billion at March 31, 2018.  The growth in deposits year over year was primarily due to our acquisition of ABC Bank, which added $248.5 million of deposits, net of purchase accounting adjustments.  Total noninterest bearing demand accounts increased $11.1 million, or 1.8%, to $629.9 million at March 31, 2019, compared to noninterest bearing demand accounts of $618.8 million at December 31, 2018.  Certificates of deposit reflected a decrease of $24.8 million, or 5.4%, at March 31, 2019, compared to December 31, 2018, and savings, NOW and money market accounts reflected growth of 2.0% at March 31, 2019, compared to December 31, 2018.  In addition to total deposit growth experienced related to our ABC Bank acquisition, an increase in noninterest bearing demand deposits in the first quarter of 2019 compared to the linked quarter and year over year periods was attributable to strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $42.4 million at March 31, 2019, a $4.3 million, or 9.2%, decrease from $46.6 million at December 31, 2018.  We also recorded short-term advances of $85.0 million from the FHLBC at March 31, 2019, as compared to $149.5 million in short term borrowings outstanding at December 31, 2018.  We also assumed $23.4 million of long-term FHLBC advances in our ABC Bank acquisition, with maturities scheduled over the next seven years and paying interest at rates of 1.60% to 2.83%.  These long-term advances totaled $13.2 million as of March 31, 2019, compared to $15.4 million as of December 31, 2018.

The Company is indebted on senior notes totaling $44.2 million, net of deferred issuance costs as of March 31, 2019.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.39% as of March 31, 2019, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017 rate reset.

Capital

As of March 31, 2019, total stockholders’ equity was $243.3 million, which was an increase of $14.2 million from $229.1 million as of December 31, 2018.  This increase is directly attributable to net income of $8.5 million for the first three months of 2019, and a change in accumulated other comprehensive net loss of $4.1 million at December 31, 2018, to a net gain of $1.7 million as of March 31, 2019. In addition, we paid $297,000 of dividends to our common stockholders in the first quarter of 2019.

Our total stockholders’ equity in 2018 included $4.8 million related to the value of a ten-year warrant to purchase shares of our common stock, with an exercise price of $13.43 per share.  We issued the warrant in January 2009 as part of our Series B preferred stock issuance. We redeemed all of our Series B preferred stock as of September 30, 2015. The warrant was subsequently sold at auction by the U.S. Treasury in June 2013 to a third party investor.  The warrant was exercised on January 16, 2019, in a cashless transaction.  As of the date of exercise, our closing market stock price was $14.23 per share, resulting in 45,836 shares being issued, and a net $313,000 reduction to treasury stock.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

		March 31,	March 31,
	Well-Capitalized[1]	2019	2018
The Company
Common equity tier 1 capital ratio	N/A	9.75%	9.82%
Total risk-based capital ratio	N/A	13.17%	13.58%
Tier 1 risk-based capital ratio	N/A	12.30%	12.63%
Tier 1 leverage ratio	N/A	10.44%	10.44%

The Bank
Common equity tier 1 capital ratio	7.00%	13.60%	13.56%
Total risk-based capital ratio	10.50%	14.47%	14.51%
Tier 1 risk-based capital ratio	8.50%	13.60%	13.56%
Tier 1 leverage ratio	5.00%	11.54%	11.19%

1 Represents ratios required to be considered well capitalized under prompt corrective action provisions plus the now fully-phased in capital conservation buffer of 2.5%. The prompt corrective action provisions are only applicable at the Bank level.

As of March 31, 2019, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 8.56% at December 31, 2018 to 9.27% at March 31, 2019, due to net income generated for the first quarter of 2019, as well as a more favorable position related to unrealized gains on securities available-for-sale.  Our GAAP tangible common equity to tangible assets ratio was 8.52% at March 31, 2019, compared to 7.81% as of December 31, 2018.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 7.83% at December 31, 2018 to 8.54% at March 31, 2019.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2019		December 31, 2018
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$243,255	$243,255	$229,081	$229,081
Less: Goodwill and intangible assets	21,682	21,682	21,814	21,814
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	616	N/A	642
Adjusted goodwill and intangible assets	21,682	21,066	21,814	21,172
Tangible common equity	$221,573	$222,189	$207,267	$207,909
Tangible assets
Total assets	$2,623,531	$2,623,531	$2,676,003	$2,676,003
Less: Adjusted goodwill and intangible assets	21,682	21,066	21,814	21,172
Tangible assets	$2,601,849	$2,602,465	$2,654,189	$2,654,831

Common equity to total assets	9.27%	9.27%	8.56%	8.56%
Tangible common equity to tangible assets	8.52%	8.54%	7.81%	7.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.

Net cash inflows from operating activities were $12.5 million during the first three months of 2019, compared with net cash inflows of $9.0 million in the same period of 2018.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first three months of 2019 and 2018.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first three months of 2019 and 2018.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $37.4 million in the first three months of 2019, compared to net cash inflows of $3.3 million in the same period in 2018.  In the first three months of 2019, securities transactions accounted for net inflows of $42.9 million, and the principal change on loans accounted for net outflows of $6.1 million.  In the first three months of 2018, securities transactions accounted for net outflows of $16.3 million, and net principal disbursed on loans accounted for net inflows of $17.2 million. Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million in the first quarter of 2018; there were no BOLI death benefits received in the first quarter of 2019.  Proceeds from sales of OREO accounted for $874,000 and $1.3 million in investing cash inflows for the first three months of 2019 and 2018, respectively.

Net cash outflows from financing activities in the first three months of 2019 were $64.8 million, compared with net cash outflows of $20.2 million in the first three months of 2018.  Net deposit inflows in the first three months of 2019 were $6.9 million compared to net deposit inflows of $39.1 million in the first three months of 2018.  Other short-term borrowings had net cash outflows of $64.5 million in the first three months of 2019 and $70.0 million in the first three months of 2018.  Changes in securities sold under repurchase agreements accounted for $4.3 million in net outflows and $11.4 million in net inflows in the first three months of 2019 and 2018, respectively.

Cash and cash equivalents for the three months ended March 31, 2019, totaled $40.3 million, as compared to $47.9 million as of March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in (primarily loans and securities) and the liabilities we fund with (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income.  Like most financial institutions, we are also exposed to changes in both short-term and long-term interest rates.

In December 2018, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will hold short-term interest rates unchanged during 2019.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials began ending the reinvestment of their securities portfolio cash flow in October 2017 which could result in increases in long-term rates if federal budget deficits continue to increase.   We seek to manage interest rate risk within guidelines established by policy, which is intended to limit our amount of rate exposure.  We manage various market risks in our normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2019 and December 31, 2018 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our ALCO committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 15 of the financial statements included in this quarterly report.  We seek to monitor and manage interest rate risk within our approved policy guidelines and limits.

We utilize simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities we hold are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2018, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of March 2019 were similar compared to those of December 2018.  The general balance sheet composition, both assets and liabilities, did not change appreciably during the quarter, which resulted in little change to our interest rate risk profile.  Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  The Federal Funds rate and the Bank's prime rate remained unchanged during the quarter at 2.50% and 5.50%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2019
Dollar change	$(13,056)	$(5,748)	$(2,256)	$1,325	$2,602	$5,058
Percent change	(12.9)%	(5.7)%	(2.2)%	1.3%	2.6%	5.0%

December 31, 2018
Dollar change	$(12,303)	$(5,356)	$(2,062)	$1,084	$2,145	$4,178
Percent change	(12.2)%	(5.3)%	(2.1)%	1.1%	2.1%	4.2%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed on our Form 8-K filed on January 16, 2009, on January 16, 2009, we issued a warrant to purchase 815,339 shares of our common stock (the “Warrant”) to the U.S. Department of the Treasury. The Warrant had a ten-year term with an exercise price, subject to anti-dilution adjustments, equal to $13.43 per share of our common stock. The Treasury subsequently sold the Warrant at auction to a third party investor.

On January 16, 2019, we issued 45,836 shares of our common stock in a cashless exercise of the Warrant. Pursuant to the terms of the Warrant, the holders of the Warrant used the amount by which 769,501 shares were deemed to be "in the money" as consideration for the $13.43 per share exercise price for the 45,836 shares we issued, and the entire Warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with the warrant holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The shares issued were also exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2019, and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31,  2019 and 2018; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 7, 2019