Form 10-Q
period 2019-06-30
OLD SECOND BANCORP INC
filed 2019-08-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the Registrant has 29,896,529 shares of common stock outstanding at $1.00 par value per share.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$38,036	$38,599
Interest earning deposits with financial institutions	20,181	16,636
Cash and cash equivalents	58,217	55,235
Securities available-for-sale, at fair value	492,080	541,248
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	10,608	13,433
Loans held-for-sale	5,142	2,984
Loans	1,902,943	1,897,027
Less: allowance for loan and lease losses	19,372	19,006
Net loans	1,883,571	1,878,021
Premises and equipment, net	42,551	42,439
Other real estate owned	5,668	7,175
Mortgage servicing rights, net	5,818	7,357
Goodwill and core deposit intangible	21,561	21,814
Bank-owned life insurance ("BOLI")	62,322	61,544
Deferred tax assets, net	14,277	21,280
Other assets	21,791	23,473
Total assets	$2,623,606	$2,676,003

Liabilities
Deposits:
Noninterest bearing demand	$632,900	$618,830
Interest bearing:
Savings, NOW, and money market	1,023,621	1,040,668
Time	421,253	457,175
Total deposits	2,077,774	2,116,673
Securities sold under repurchase agreements	54,166	46,632
Other short-term borrowings	87,125	149,500
Junior subordinated debentures	57,710	57,686
Senior notes	44,208	44,158
Notes payable and other borrowings	11,035	15,379
Other liabilities	34,324	16,894
Total liabilities	2,366,342	2,446,922

Stockholders’ Equity
Common stock	34,825	34,720
Additional paid-in capital	119,762	119,081
Retained earnings	192,612	175,463
Accumulated other comprehensive income (loss)	6,112	(4,079)
Treasury stock	(96,047)	(96,104)
Total stockholders’ equity	257,264	229,081
Total liabilities and stockholders’ equity	$2,623,606	$2,676,003

	June 30, 2019	December 31, 2018
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,825,340	34,719,517
Shares outstanding	29,896,529	29,763,078
Treasury shares	4,928,811	4,956,439

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$24,924	$22,512	$49,023	$41,248
Loans held-for-sale	31	35	53	55
Securities:
Taxable	2,223	2,392	4,637	4,562
Tax exempt	2,141	2,114	4,239	4,175
Dividends from FHLBC and FRBC stock	156	111	305	217
Interest bearing deposits with financial institutions	111	97	225	146
Total interest and dividend income	29,586	27,261	58,482	50,403
Interest expense
Savings, NOW, and money market deposits	759	501	1,530	845
Time deposits	1,641	1,444	3,259	2,619
Securities sold under repurchase agreements	147	104	296	183
Other short-term borrowings	575	276	1,182	605
Junior subordinated debentures	931	927	1,858	1,854
Senior notes	672	672	1,344	1,344
Notes payable and other borrowings	107	95	223	95
Total interest expense	4,832	4,019	9,692	7,545
Net interest and dividend income	24,754	23,242	48,790	42,858
Provision for loan and lease losses	450	1,450	900	728
Net interest and dividend income after provision for loan and lease losses	24,304	21,792	47,890	42,130
Noninterest income
Trust income	1,739	1,645	3,225	3,140
Service charges on deposits	1,959	1,769	3,821	3,361
Secondary mortgage fees	203	195	339	357
Mortgage servicing rights mark to market (loss) gain	(1,137)	(105)	(1,956)	200
Mortgage servicing income	491	627	948	1,079
Net gain on sales of mortgage loans	1,163	1,240	1,925	2,157
Securities gains, net	986	312	1,013	347
Increase in cash surrender value of BOLI	320	351	778	599
Death benefit realized on BOLI	-	-	-	1,026
Debit card interchange income	1,166	1,132	2,153	2,144
Other income	1,253	1,366	2,379	2,627
Total noninterest income	8,143	8,532	14,625	17,037
Noninterest expense
Salaries and employee benefits	11,587	12,355	23,199	22,562
Occupancy, furniture and equipment	1,925	1,652	3,914	3,210
Computer and data processing	1,524	2,741	2,856	4,085
FDIC insurance	116	165	290	321
General bank insurance	236	299	486	550
Amortization of core deposit intangible	121	97	253	118
Advertising expense	381	492	615	833
Debit card interchange expense	233	301	380	582
Legal fees	243	286	369	445
Other real estate expense, net	248	429	298	602
Other expense	3,512	3,469	6,660	6,332
Total noninterest expense	20,126	22,286	39,320	39,640
Income before income taxes	12,321	8,038	23,195	19,527
Provision for income taxes	3,043	1,777	5,449	3,777
Net income	$9,278	$6,261	$17,746	$15,750

Basic earnings per share	$0.31	$0.21	$0.59	$0.53
Diluted earnings per share	0.31	0.21	0.58	0.52
Dividends declared per share	0.01	0.01	0.02	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$9,278	$6,261	$17,746	$15,750

Unrealized holding gains (losses) on available-for-sale securities arising during the period	8,645	(1,391)	17,837	(10,199)
Related tax (expense) benefit	(2,432)	392	(5,019)	2,876
Holding gains (losses) after tax on available-for-sale securities	6,213	(999)	12,818	(7,323)

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	986	312	1,013	347
Related tax expense	(276)	(88)	(284)	(98)
Net realized gains after tax	710	224	729	249
Other comprehensive income (loss) on available-for-sale securities	5,503	(1,223)	12,089	(7,572)

Changes in fair value of derivatives used for cash flow hedges	(1,569)	515	(2,642)	1,794
Related tax benefit (expense)	442	(145)	744	(507)
Other comprehensive (loss) income on cash flow hedges	(1,127)	370	(1,898)	1,287

Total other comprehensive income (loss)	4,376	(853)	10,191	(6,285)
Total comprehensive income	$13,654	$5,408	$27,937	$9,465

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, March 31, 2019	$2,548	$(812)	$1,736
Other comprehensive income (loss), net of tax	5,503	(1,127)	4,376
Balance, June 30, 2019	$8,051	$(1,939)	$6,112

Balance, March 31, 2018	$(3,629)	$(5)	$(3,634)
Other comprehensive (loss) income, net of tax	(1,222)	369	(853)
Balance, June 30, 2018	$(4,851)	$364	$(4,487)

For the Six Months Ended
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	12,089	(1,898)	10,191
Balance, June 30, 2019	$8,051	$(1,939)	$6,112

Balance, December 31, 2017	$2,239	$(760)	$1,479
Reclassification of stranded tax effects	482	(163)	319
Other comprehensive (loss) income, net of tax	(7,572)	1,287	(6,285)
Balance, June 30, 2018	$(4,851)	$364	$(4,487)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$17,746	$15,750
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	1,476	1,388
Securities gains, net	(1,013)	(347)
Provision for loan and lease losses	900	728
Originations of loans held-for-sale	(64,762)	(72,820)
Proceeds from sales of loans held-for-sale	64,181	73,187
Net gains on sales of mortgage loans	(1,925)	(2,157)
Change in fair value of mortgage servicing rights	1,956	(200)
Net discount / premium from accretion on loans	(246)	(776)
Increase in cash surrender value of BOLI	(778)	(599)
Net gains on sale of other real estate owned	(150)	(104)
Provision for other real estate owned valuation losses	196	366
Depreciation of fixed assets and amortization of leasehold improvements	1,278	1,142
Net (gains) / losses on disposal and transfer of fixed assets	(3)	-
Amortization of core deposit intangible	253	118
Change in current income taxes receivable	2,395	197
Provision for deferred tax expense	3,013	3,468
Change in accrued interest receivable and other assets	(2,570)	(1,075)
Accretion of purchase accounting adjustment on time deposits	(38)	-
Amortization of purchase accounting adjustment on notes payable and other borrowings	54	-
Amortization of junior subordinated debentures issuance costs	24	23
Amortization of senior notes issuance costs	50	50
Change in accrued interest payable and other liabilities	16,575	8,195
Stock based compensation	1,241	1,098
Net cash provided by operating activities	39,853	27,632
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	27,863	20,136
Proceeds from sales of securities available-for-sale	120,596	92,746
Purchases of securities available-for-sale	(82,930)	(54,550)
Net proceeds from sales of FHLBC stock	2,825	2,624
Net change in loans	(6,195)	(4,418)
Proceeds from claims on BOLI	-	1,204
Improvements in other real estate owned	-	(59)
Proceeds from sales of other real estate owned, net of participation purchase	1,452	2,068
Proceeds from disposition of fixed assets	3	-
Net purchases of premises and equipment	(1,390)	(710)
Cash paid for acquisition, net of cash and cash equivalents retained	-	(35,711)
Net cash provided by investing activities	62,224	23,330
Cash flows from financing activities
Net change in deposits	(38,861)	(9,587)
Net change in securities sold under repurchase agreements	7,534	18,497
Net change in other short-term borrowings	(62,375)	(49,298)
Net change in notes payable and other borrowings	(4,398)	-
Proceeds from exercise of stock options	32	-
Dividends paid on common stock	(597)	(594)
Purchase of treasury stock	(430)	(505)
Net cash used in financing activities	(99,095)	(41,487)
Net change in cash and cash equivalents	2,982	9,475
Cash and cash equivalents at beginning of period	55,235	55,833
Cash and cash equivalents at end of period	$58,217	$65,308

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, March 31, 2019	$34,825	$119,126	$183,634	$1,736	$(96,066)	$243,255
Net income			9,278			9,278
Other comprehensive income, net of tax				4,376		4,376
Dividends declared and paid, ($0.01 per share)			(300)			(300)
Vesting of restricted stock		(32)			32	-
Stock based compensation		668				668
Purchase of treasury stock					(13)	(13)
Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264

Balance, March 31, 2018	$34,717	$117,379	$151,833	$(3,634)	$(96,294)	$204,001
Net income			6,261			6,261
Other comprehensive loss, net of tax				(853)		(853)
Dividends declared and paid, ($0.01 per share)			(298)			(298)
Stock based compensation		703				703
Balance, June 30, 2018	$34,717	$118,082	$157,796	$(4,487)	$(96,294)	$209,814

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Six Months Ended
Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			17,746			17,746
Other comprehensive income, net of tax				10,191		10,191
Dividends declared and paid, ($0.01 per share)			(597)			(597)
Vesting of restricted stock	103	(254)			151	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		1,241				1,241
Purchase of treasury stock					(430)	(430)
Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			15,750			15,750
Other comprehensive loss, net of tax				(6,285)		(6,285)
Dividends declared and paid, ($0.01 per share)			(594)			(594)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		1,098				1,098
Purchase of treasury stock					(505)	(505)
Balance, June 30, 2018	$34,717	$118,082	$157,796	$(4,487)	$(96,294)	$209,814

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2018.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will primarily affect lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company adopted this standard as of January 1, 2019, and recorded right of use assets of $817,000 with a like lease liability.  As of June 30, 2019, the right of use assets and lessee lease liability both totaled $561,000.  As no lease incentives, initial direct costs, or prepayments were present with any of these lease arrangements, the present value of the lessee liabilities was equal to the offsetting right of use assets.  The Company also recorded leases receivable related to lessor leases of $174,000 as of January 1, 2019 with a like entry to lease liabilities for the lessor position; these tenant leases receivable balances and lessor lease liabilities both totaled approximately $100,000 as of June 30, 2019.  There was no impact to equity for the adoption of this standard on a modified retrospective basis.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU  was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and has determined that a combination of loss rate models utilizing weighted average remaining life, migration and vintage analysis will be used for calculation of future expected losses based on data availability and the characteristics of each loan pool being assessed upon the ASU’s adoption in 2020.  The Company has accumulated historical data by loan pools and collateral classifications, and is on track to calculate estimates for the last two quarters in 2019 on a parallel test basis to confirm the model processes and determine financial statement impact prior to adoption in 2020.  The Company is also developing internal control processes and disclosure documentation related to adoption of this standard.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

On July 16, 2019, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on August 5, 2019, to stockholders of record as of July 26, 2019; dividends of $299,000 were paid to stockholders on August 5, 2019.

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

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at their estimated fair values as of the acquisition date.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, as noted below.  The following table shows the estimated fair value of the assets acquired and liabilities assumed as of April 20, 2018.  These fair value estimates were considered final as of March 31, 2019, and no further refinements to the values listed below are anticipated.

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

Loans acquired in the GCFC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which loans should be considered purchased credit impaired (“PCI loans”), defined as impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date, or purchased non-credit impaired loans (“non-PCI loans”), defined as loans acquired that did not show signs of deteriorated credit quality at acquisition.

The following table represents the acquired loans as of date of acquisition and as of June 30, 2019:

	April 20, 2018		June 30, 2019
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,234	$11,889	$164,645
Contractually required principal and interest payments	19,447	220,308	18,393	166,194
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	5,500	759
Best estimate of contractual cash flows expected to be collected	12,910	217,797	12,893	165,435

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $4.4 million at June 30, 2019, and $7.2 million at December 31, 2018. FRBC stock was recorded at $6.2 million at June 30, 2019, and December 31, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2019, and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,008	$17	$-	$4,025
U.S. government agencies	9,954	-	(142)	9,812
U.S. government agencies mortgage-backed	16,586	462	(49)	16,999
States and political subdivisions	241,176	11,236	(1,117)	251,295
Collateralized mortgage obligations	64,207	866	(206)	64,867
Asset-backed securities	82,119	888	(282)	82,725
Collateralized loan obligations	62,825	55	(523)	62,357
Total securities available-for-sale	$480,875	$13,524	$(2,319)	$492,080

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,006	$-	$(83)	$3,923
U.S. government agencies	11,112	-	(161)	10,951
U.S. government agencies mortgage-backed	14,407	45	(377)	14,075
States and political subdivisions	277,112	1,916	(4,961)	274,067
Collateralized mortgage obligations	66,494	79	(2,144)	64,429
Asset-backed securities	108,574	1,165	(225)	109,514
Collateralized loan obligations	65,162	24	(897)	64,289
Total securities available-for-sale	$546,867	$3,229	$(8,848)	$541,248

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2019, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$2,489	2.50%	$2,493
Due after one year through five years	4,659	1.88	4,679
Due after five years through ten years	4,658	3.29	4,922
Due after ten years	243,332	3.15	253,038
	255,138	3.12	265,132
Mortgage-backed and collateralized mortgage obligations	80,793	3.16	81,866
Asset-backed securities	82,119	3.06	82,725
Collateralized loan obligations	62,825	4.90	62,357
Total securities available-for-sale	$480,875	3.35%	$492,080

At June 30, 2019, the Company’s investments included $55.7 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $4.7 million, or 8.23% of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	June 30, 2019
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,809	$27,593
Towd Point Mortgage Trust	33,927	34,472
Student Loan Marketing Association	25,831	26,091

Securities with unrealized losses at June 30, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. government agencies	-	-	-	4	142	9,812	4	142	9,812
U.S. government agencies mortgage-backed	-	-	-	6	49	4,039	6	49	4,039
States and political subdivisions	-	-	-	7	1,117	28,016	7	1,117	28,016
Collateralized mortgage obligations	-	-	-	6	206	24,995	6	206	24,995
Asset-backed securities	1	215	27,593	1	67	3,208	2	282	30,801
Collateralized loan obligations	3	90	17,077	4	433	24,979	7	523	42,056
Total securities available-for-sale	4	$305	$44,670	28	$2,014	$95,049	32	$2,319	$139,719

	Less than 12 months			12 months or more
December 31, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$83	$3,923	1	$83	$3,923
U.S. government agencies	3	100	7,385	1	61	3,566	4	161	10,951
U.S. government agencies mortgage-backed	-	-	-	11	377	11,439	11	377	11,439
States and political subdivisions	4	126	17,713	33	4,835	110,326	37	4,961	128,039
Collateralized mortgage obligations	2	309	15,211	10	1,835	43,687	12	2,144	58,898
Asset-backed securities	-	-	-	4	225	16,473	4	225	16,473
Collateralized loan obligations	7	721	46,547	1	176	7,824	8	897	54,371
Total securities available-for-sale	16	$1,256	$86,856	61	$7,592	$197,238	77	$8,848	$284,094

Recognition of other-than-temporary impairment was not necessary as of the three months ended June 30, 2019.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2019	2018	2019	2018
Proceeds from sales of securities	$39,072	$90,224	$120,596	$92,746
Gross realized gains on securities	986	312	1,591	347
Gross realized losses on securities	-	—	(578)	—
Net realized gains	$986	$312	$1,013	$347
Income tax expense on net realized gains	$(276)	$(88)	$(284)	$(98)
Effective tax rate applied	28.0%	28.2%	28.0%	28.2%

Securities valued at $324.9 million as of June 30, 2019, an increase from $318.4 million at year-end 2018, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	June 30, 2019	December 31, 2018
Commercial	$337,848	$314,323
Leases	98,379	78,806
Real estate - commercial	825,091	820,941
Real estate - construction	93,079	108,390
Real estate - residential	393,547	407,068
HELOC	128,673	140,442
Other [1]	13,533	14,439
Total loans, excluding deferred loan costs and PCI loans	1,890,150	1,884,409
Net deferred loan costs	1,959	1,653
Total loans, excluding PCI loans	1,892,109	1,886,062
PCI loans, net of purchase accounting adjustments	10,834	10,965
Total loans	$1,902,943	$1,897,027

1 The “Other” class includes consumer and overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 75.7% and 77.9% of the portfolio at June 30, 2019, and December 31, 2018, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$337,697	$151	$337,848	$-
Leases	143	-	-	143	98,111	125	98,379	-
Real estate - commercial
Owner occupied general purpose	654	-	-	654	145,155	1,395	147,204	-
Owner occupied special purpose	828	-	-	828	186,249	499	187,576	-
Non-owner occupied general purpose	2,241	149	-	2,390	323,258	568	326,216	-
Non-owner occupied special purpose	144	-	-	144	97,051	2,960	100,155	-
Retail properties	604	-	-	604	48,793	1,138	50,535	-
Farm	1,210	-	-	1,210	12,195	-	13,405	-
Real estate - construction
Homebuilder	-	-	-	-	4,370	-	4,370	-
Land	342	-	-	342	2,625	-	2,967	-
Commercial speculative	-	-	-	-	59,216	-	59,216	-
All other	-	-	-	-	26,424	102	26,526	-
Real estate - residential
Investor	685	140	-	825	67,782	383	68,990	-
Multi-family	69	-	-	69	191,695	-	191,764	-
Owner occupied	553	202	-	755	129,413	2,625	132,793	-
HELOC	331	138	-	469	127,085	1,119	128,673	-
Other [1]	6	-	-	6	15,462	24	15,492	-
Total, excluding PCI loans	$7,810	$629	$-	$8,439	$1,872,581	$11,089	$1,892,109	$-
PCI loans, net of purchase accounting adjustments	449	-	-	449	7,029	3,356	10,834	-
Total	$8,259	$629	$-	$8,888	$1,879,610	$14,445	$1,902,943	$-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

June 30, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$326,965	$3,179	$7,704	$-	$337,848
Leases	98,254	-	125	-	98,379
Real estate - commercial
Owner occupied general purpose	142,385	1,357	3,462	-	147,204
Owner occupied special purpose	175,763	4,880	6,933	-	187,576
Non-owner occupied general purpose	320,735	788	4,693	-	326,216
Non-owner occupied special purpose	97,195	-	2,960	-	100,155
Retail Properties	48,793	604	1,138	-	50,535
Farm	10,977	1,218	1,210	-	13,405
Real estate - construction
Homebuilder	4,370	-	-	-	4,370
Land	2,967	-	-	-	2,967
Commercial speculative	59,216	-	-	-	59,216
All other	26,253	-	273	-	26,526
Real estate - residential
Investor	67,961	-	1,029	-	68,990
Multi-Family	191,271	-	493	-	191,764
Owner occupied	128,885	135	3,773	-	132,793
HELOC	126,455	140	2,078	-	128,673
Other [1]	15,468	-	24	-	15,492
Total, excluding PCI loans	$1,843,913	$12,301	$35,895	$-	$1,892,109
PCI loans, net of purchase accounting adjustments	820	1,725	8,289	-	10,834
Total	$1,844,733	$14,026	$44,184	$-	$1,902,943

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

December 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$305,993	$8,193	$137	$-	$314,323
Leases	78,806	-	-	-	78,806
Real estate - commercial
Owner occupied general purpose	157,334	1,660	5,278	-	164,272
Owner occupied special purpose	186,218	3,429	4,135	-	193,782
Non-owner occupied general purpose	284,818	202	8,366	-	293,386
Non-owner occupied special purpose	104,526	1,510	3,099	-	109,135
Retail Properties	44,805	-	1,783	-	46,588
Farm	11,307	1,249	1,222	-	13,778
Real estate - construction
Homebuilder	5,102	-	-	-	5,102
Land	2,744	-	-	-	2,744
Commercial speculative	55,410	-	-	-	55,410
All other	42,524	-	2,610	-	45,134
Real estate - residential
Investor	69,242	-	1,216	-	70,458
Multi-Family	195,249	-	979	-	196,228
Owner occupied	135,858	-	4,524	-	140,382
HELOC	138,553	-	1,889	-	140,442
Other [1]	16,061	-	31	-	16,092
Total, excluding PCI loans	$1,834,550	$16,243	$35,269	$-	$1,886,062
PCI loans, net of purchase accounting adjustments	907	2,906	7,152	-	10,965
Total	$1,835,457	$19,149	$42,421	$-	$1,897,027

1 The “Other” class includes consumer, overdrafts and net deferred costs.

The Company had $519,000 and $448,000 in residential real estate loans in the process of foreclosure as of June 30, 2019, and December 31, 2018, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans as of June 30, 2019 and for the three and six months then ended:

				Three Months Ended		Six Months Ended
	As of June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-	$-
Leases	11	11	-	63	-	6	-
Commercial real estate
Owner occupied general purpose	963	1,163	-	1,386	2	1,311	3
Owner occupied special purpose	499	652	-	508	-	447	-
Non-owner occupied general purpose	568	590	-	572	-	853	-
Non-owner occupied special purpose	2,960	3,575	-	2,960	-	1,480	-
Retail properties	1,138	1,159	-	569	-	569	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	102	132	-	102	-	75	-
Residential
Investor	383	500	-	360	-	368	-
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,096	4,588	-	3,354	11	3,228	21
HELOC	1,118	1,483	-	1,039	1	1,001	1
Other [1]	4	5	-	5	-	5	-
Total impaired loans with no recorded allowance	10,842	13,858	-	10,918	14	9,343	25

With an allowance recorded
Commercial	151	151	-	75	-	76	-
Leases	114	154	125	57	-	57	-
Commercial real estate
Owner occupied general purpose	664	685	199	419	2	530	8
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	56	57	1	1,512	-	1,577	2
Non-owner occupied special purpose	-	-	-	-	-	1,549	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	-	-	-	-	-	29	-
Residential
Investor	798	798	4	800	11	803	22
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,363	3,363	41	3,402	41	3,519	80
HELOC	1,381	1,381	76	1,402	19	1,369	39
Other [1]	20	21	9	21	-	22	-
Total impaired loans with a recorded allowance	6,547	6,610	455	7,688	73	9,531	151
Total impaired loans	$17,389	$20,468	$455	$18,606	$87	$18,874	$176

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Impaired loans by class of loans as of December 31, 2018, and for the three and six months ended June 30, 2018, were as follows:

				Three Months Ended		Six Months Ended
	As of December 31, 2018			June 30, 2018		June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-	$-
Leases	-	-	-	-	-	89	-
Commercial real estate
Owner occupied general purpose	1,659	1,782	-	645	3	683	3
Owner occupied special purpose	395	530	-	433	-	384	-
Non-owner occupied general purpose	1,138	1,159	-	40	-	601	-
Non-owner occupied special purpose	-	-	-	-	-	-	-
Retail properties	-	-	-	-	-	541	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	49	73	-	195	-	197	-
Residential
Investor	353	459	-	366	-	371	-
Multi-Family	-	-	-	-	-	2,362	-
Owner occupied	3,359	4,882	-	4,696	9	4,726	18
HELOC	884	1,003	-	933	1	933	1
Other [1]	7	7	-	17	-	11	-
Total impaired loans with no recorded allowance	7,844	9,895	-	7,325	13	10,898	22

With an allowance recorded
Commercial	-	-	-	-	-	-	-
Leases	-	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	396	396	3	152	-	-	-
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	3,098	4,038	97	-	-	-	-
Non-owner occupied special purpose	3,099	3,575	139	3,337	-	1,550	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	57	58	1	-	-	-	-
Residential
Investor	808	808	4	819	11	822	22
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,676	3,679	46	3,661	36	3,544	73
HELOC	1,357	1,357	49	1,232	13	1,153	24
Other [1]	24	25	13	2	-	2	-
Total impaired loans with a recorded allowance	12,515	13,936	352	9,203	60	7,071	119
Total impaired loans	$20,359	$23,831	$352	$16,528	$73	$17,969	$141

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Investor occupied general purpose
Other[1]	-	$-	$-	1	$58	$57
Real estate - residential
Owner occupied
HAMP[2]	2	294	292	3	399	299
HELOC
HAMP[2]	-	-	-	1	39	34
Other[1]	-	-	-	1	39	39
Total	2	$294	$292	6	$535	$429

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied special purpose
Other[1]	1	$110	$56	1	$110	$56
Real estate - residential
Owner occupied
HAMP[2]	1	49	39	1	49	39
HELOC
Rate[3]				1	24	24
Other[1]	3	305	287	7	523	503
Total	5	$464	$382	10	$706	$622

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

3 Rate:  Refers to interest rate reduction.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended June 30, 2019 and June 30, 2018, for loans that were restructured within the 12 month period prior to default.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of June 30, 2019.  The Company’s PCI loans were recorded commensurate with the second quarter 2018 acquisition of ABC Bank; no PCI loans were held prior to that time.  Non-PCI loan activity during the first quarter of 2018 stemmed from the Company’s acquisition of the Chicago branch of Talmer Bank and Trust in late 2016.  The accretable discount recorded in the second quarter of 2019 totaled $1.1 million; the balance of the non-PCI loan discount was $10.8 million as of June 30, 2018.

Purchased Accounting Accretion
(dollars in thousands)
For the Three Months Ended	Accretable Discount- Non-PCI Loans	Accretable Discount- PCI Loans	Non-Accretable Discount- PCI Loans	Total
Beginning balance, April 1, 2019	$1,502	$1,085	$5,969	$8,556
Accretion	(286)	(108)	-	(394)
Charge-offs	-	(48)	(467)	(515)
Transfer	-	2	(2)	-
Balance, June 30, 2019	$1,216	$931	$5,500	$7,647

For the Six Months Ended	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2019	$1,867	$1,099	$5,969	$8,935
Accretion	(651)	(122)		(773)
Charge-offs		(48)	(467)	(515)
Transfer		2	(2)	-
Balance, June 30, 2019	$1,216	$931	$5,500	$7,647

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and six months ended June 30, 2019, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total

Three months ended June 30, 2019
Beginning balance	$3,052	$805	$10,020	$800	$1,956	$1,325	$1,358	$19,316
Charge-offs	67	-	42	1	-	279	85	474
Recoveries	6	-	12	2	14	12	34	80
Provision (Release)	386	156	527	19	(180)	277	(735)	450
Ending balance	$3,377	$961	$10,517	$820	$1,790	$1,335	$572	$19,372

Six months ended June 30, 2019
Beginning balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006
Charge-offs	79	-	273	1	18	279	169	819
Recoveries	36	-	35	1	64	58	91	285
Provision (Release)	588	227	285	(149)	(187)	107	29	900
Ending balance	$3,377	$961	$10,517	$820	$1,790	$1,335	$572	$19,372

Ending balance: Individually evaluated for impairment	$113	$12	$206	$-	$45	$70	$9	$455
Ending balance: Collectively evaluated for impairment	3,264	949	9,907	820	1,745	1,265	563	18,513
Ending balance: Acquired and accounted for ASC 310-30	-	-	404	-	-	-	-	404
Total ending allowance balance	$3,377	$961	$10,517	$820	$1,790	$1,335	$572	$19,372

Loans:
Ending balance: Individually evaluated for Impairment	$151	$125	$6,848	$102	$7,640	$2,499	$24	$17,389
Ending balance: Collectively evaluated for impairment	337,697	98,254	818,243	92,977	385,907	126,174	15,468	1,874,720
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,092	674	6,068	-	-	10,834
Total ending loans balance	$337,848	$98,379	$829,183	$93,753	$399,615	$128,673	$15,492	$1,902,943

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for three and six months ended June 30, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended June 30, 2018
Beginning balance	$2,604	$617	$9,565	$1,143	$1,854	$1,535	$870	$18,188
Charge-offs	15	8	504	-	5	65	102	699
Recoveries	92	-	21	-	105	91	73	382
(Release) Provision	(5)	25	1,455	255	(136)	(171)	27	1,450
Ending balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Six months ended June 30, 2018
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	31	13	408	(16)	(55)	92	201	674
Recoveries	109	-	388	3	1,016	138	152	1,806
Provision (Release)	145	(45)	1,035	456	(1,099)	(102)	338	728
Ending balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Ending balance: Individually evaluated for impairment	$-	$-	$503	$-	$85	$-	$-	$588
Ending balance: Collectively evaluated for impairment	2,676	634	10,034	1,398	1,733	1,390	868	18,733
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Loans:
Ending balance: Individually evaluated for impairment	$-	$-	$4,475	$193	$11,138	$-	$19	$15,825
Ending balance: Collectively evaluated for impairment	299,536	66,687	803,789	115,293	393,770	127,986	15,062	1,822,123
Ending balance: Acquired and accounted for ASC 310-30	2	-	4,146	1,556	5,509	-	1	11,214
Total ending loan balance	$299,538	$66,687	$812,410	$117,042	$410,417	$127,986	$15,082	$1,849,162

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

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2019	2018	2019	2018
Balance at beginning of period	$6,365	$7,063	$7,175	$8,371
Property additions, net of acquisition adjustments	-	2,812	-	2,812
Property improvements	-	-	-	59
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	501	709	1,302	1,964
Period valuation adjustments	196	254	196	366
Other adjustments	-		9	-
Balance at end of period	$5,668	$8,912	$5,668	$8,912

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$7,875	$8,099	$8,027	$8,208
Provision for unrealized losses	196	254	196	366
Reductions taken on sales	(10)	(5)	(162)	(226)
Balance at end of period	$8,061	$8,348	$8,061	$8,348

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain on sales, net	$(77)	$(24)	$(150)	$(104)
Provision for unrealized losses	196	254	196	366
Operating expenses	129	213	257	369
Less:
Lease revenue	-	14	5	29
Net OREO expense	$248	$429	$298	$602

Note 7 – Deposits

Major classifications of deposits were as follows:

	June 30, 2019	December 31, 2018
Noninterest bearing demand	$632,900	$618,830
Savings	311,887	304,400
NOW accounts	426,511	425,878
Money market accounts	285,223	310,390
Certificates of deposit of less than $100,000	220,973	230,781
Certificates of deposit of $100,000 through $250,000	144,148	159,953
Certificates of deposit of more than $250,000	56,132	66,441
Total deposits	$2,077,774	$2,116,673

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 8 – Borrowings

The following table is a summary of borrowings as of June 30, 2019, and December 31, 2018.  Junior subordinated debentures are discussed in detail in Note 9:

	June 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$54,166	$46,632
Other short-term borrowings [1]	87,125	149,500
Junior subordinated debentures	57,710	57,686
Senior notes	44,208	44,158
Notes payable and other borrowings	11,035	15,379
Total borrowings	$254,244	$313,355

1 Includes short-term FHLBC advances for both periods presented as well as the outstanding portion of an operating line of credit as of December 31, 2018, which totaled $4 million.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $54.2 million at June 30, 2019, and $46.6 million at December 31, 2018.  The fair value of the pledged collateral was $73.8 million at June 30, 2019 and $72.8 million at December 31, 2018.  At June 30, 2019, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2019, the Bank had $87.1 million in short-term advances outstanding under the FHLBC compared to $145.5 million outstanding as of December 31, 2018; $65.0 million and $10.0 million of the June 30, 2019, balance was issued at 2.43% and 2.45%, respectively, and the remaining $12.1 million was issued at rates ranging from 1.60% to 2.03%.  The additional $4.0 million in other short-term borrowings as of December 31, 2018, was the outstanding portion of a $20.0 million line of credit the Company has with a correspondent bank for short-term funding needs; advances under the line can be outstanding up to 360 days from the date of issuance.  This line of credit was repaid with operating cash on hand in late January 2019.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition.  At June 30, 2019, these advances have a total outstanding balance of $11.0 million and are scheduled to mature over the next seven years with interest rates ranging between 2.19% and 2.83%.  FHLBC stock held at June 30, 2019 was valued at $4.4 million, and any potential FHLBC advances were collateralized by securities with a fair value of $78.2 million and loans with a principal balance of $605.9 million, which carried a FHLBC calculated combined collateral value of $489.6 million.  The Company had excess collateral of $317.2 million available to secure borrowings at June 30, 2019.  The increase of 394.5% since December 2018 is due to the completion of an analysis of FHLB loan collateral eligibility in the first quarter of 2019, which expanded the capacity of funding at the FHLB as additional loan collateral was deemed acceptable.

The Company also has $44.2 million of senior notes outstanding, net of deferred issuance costs, as of June 30, 2019 and December 31, 2018.  The senior notes were issued in December 2016 with a ten years maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of June 30, 2019 and December 31, 2018, unamortized debt issuance costs related to the senior notes were $791,000 and $842,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.40% as of June 30, 2019, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2019, and December 31, 2018, unamortized debt issuance costs related to the junior subordinated debentures were $668,000 and $692,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2008 Plan and the 2014 Plan, the “Plans”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2014 Plan, no further awards were to be granted under the 2008 Plan or any other prior Company equity compensation plan, and following the approval of the 2019 Plan, no further awards will be granted under the 2014 Plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2019, 460,394 shares remained available for issuance under the 2019 Plan.

There were 4,500 stock options exercised and no stock options granted in the six months ended June 30, 2019, and no stock options granted or exercised in the six months ended June 30, 2018.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the six months ended June 30, 2019, is as follows:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all stock options and SARs then held by the participant will become fully exercisable immediately if, and all stock awards and cash incentive awards will become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a  termination of service without cause  or for good reason  following the change in control.  Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

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

There were 139,606 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2019.  There were 254,281 restricted stock units issued under the 2014 Plan during the six months ended June 30, 2018.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plans was $1.3 million and $1.1 million in the first six months of 2019 and 2018, respectively.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2019, is as follows:

	June 30, 2019
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	552,281	$11.30
Granted	139,606	12.81
Vested	(113,937)	7.40
Forfeited	-	-
Unvested at June 30	577,950	$12.44

Total unrecognized compensation cost of restricted awards was $3.8 million as of June 30, 2019, which is expected to be recognized over a weighted-average period of 2.07 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Weighted-average common shares outstanding	29,896,231	29,747,078	29,871,081	29,703,508
Net income	$9,278	$6,261	$17,746	$15,750
Basic earnings per share	$0.31	$0.21	$0.59	$0.53

Diluted earnings per share:
Weighted-average common shares outstanding	29,896,231	29,747,078	29,871,081	29,703,508
Dilutive effect of unvested restricted awards	493,661	539,166	495,808	506,234
Dilutive effect of stock options and warrants	-	51,038	-	43,698
Diluted average common shares outstanding	30,389,892	30,337,282	30,366,889	30,253,440
Net income	$9,278	$6,261	$17,746	$15,750
Diluted earnings per share	$0.31	$0.21	$0.58	$0.52

The above 2018 earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of June 30, 2018, and was considered dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.  This warrant was not included as a dilutive factor as of June 30, 2019, due to its cashless exercise on January 16, 2019.  As of the date of exercise, the Company’s closing market stock price was $14.23 per share, resulting in 45,836 shares being issued.  The cashless warrant exercise resulted in a net $313,000 reduction to treasury stock as these shares were issued from stock held by the Company.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2019, the Bank exceeded those thresholds.

At June 30, 2019, the Bank’s Tier 1 capital leverage ratio was 11.96%, an increase of 60 basis points from December 31, 2018, and is well above the 8.00% objective.  The Bank’s total capital ratio was 14.83%, an increase of 69 basis points from December 31, 2018, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2019 and December 31, 2018.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2018, under the heading “Supervision and Regulation.”

At June 30, 2019, and December 31, 2018, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$226,851	10.26%	$154,772	7.000%	N/A	N/A
Old Second Bank	311,457	13.96	156,175	7.000	$145,019	6.50%
Total capital to risk weighted assets
Consolidated	302,844	13.70	232,107	10.500	N/A	N/A
Old Second Bank	330,825	14.83	234,232	10.500	223,078	10.00
Tier 1 capital to risk weighted assets
Consolidated	283,476	12.83	187,806	8.500	N/A	N/A
Old Second Bank	311,457	13.96	189,641	8.500	178,485	8.00
Tier 1 capital to average assets
Consolidated	283,476	10.85	104,507	4.00	N/A	N/A
Old Second Bank	311,457	11.96	104,166	4.00	130,208	5.00

December 31, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$207,597	9.29%	$142,444	6.375%	N/A	N/A
Old Second Bank	295,599	13.29	141,791	6.375	$144,571	6.50%
Total capital to risk weighted assets
Consolidated	282,126	12.63	220,648	9.875	N/A	N/A
Old Second Bank	314,600	14.14	219,637	9.875	222,417	10.00
Tier 1 capital to risk weighted assets
Consolidated	263,125	11.78	175,960	7.875	N/A	N/A
Old Second Bank	295,599	13.29	175,153	7.875	177,934	8.00
Tier 1 capital to average assets
Consolidated	263,125	10.08	104,415	4.00	N/A	N/A
Old Second Bank	295,599	11.36	104,084	4.00	130,105	5.00

1  As of June 30, 2019, amounts are shown inclusive of a capital conservation buffer of 2.50%; as compared to December 31, 2018, of 1.875%.

2 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015 and were fully phased in as of January 1, 2019, the Bank must keep a capital conservation buffer of 2.50% above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2019, and December 31, 2018, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,025	$-	$-	$4,025
U.S. government agencies	-	9,812	-	9,812
U.S. government agencies mortgage-backed	-	16,999	-	16,999
States and political subdivisions	-	244,120	7,175	251,295
Collateralized mortgage obligations	-	64,867	-	64,867
Asset-backed securities	-	82,725	-	82,725
Collateralized loan obligations	-	62,357	-	62,357
Loans held-for-sale	-	5,142	-	5,142
Mortgage servicing rights	-	-	5,819	5,819
Interest rate swap agreements	-	2,695	-	2,695
Mortgage banking derivatives	-	298	-	298
Total	$4,025	$489,015	$12,994	$506,034

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,446	$-	$5,446
Total	$-	$5,446	$-	$5,446

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,923	$-	$-	$3,923
U.S. government agencies	-	10,951	-	10,951
U.S. government agencies mortgage-backed	-	14,075	-	14,075
States and political subdivisions	-	265,902	8,165	274,067
Corporate bonds	-	-	-	-
Collateralized mortgage obligations	-	64,429	-	64,429
Asset-backed securities	-	109,514	-	109,514
Collateralized loan obligations	-	64,289	-	64,289
Loans held-for-sale	-	2,984	-	2,984
Mortgage servicing rights	-	-	7,357	7,357
Interest rate swap agreements	-	672	-	672
Mortgage banking derivatives	-	159	-	159
Total	$3,923	$532,975	$15,522	$552,420

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$756	$-	$756
Total	$-	$756	$-	$756

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2019
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2019	$-	$8,165	$7,357
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(17)	(1,701)
Included in other comprehensive income	-	500	-
Purchases, issuances, sales, and settlements
Purchases	-	17,554	-
Issuances	-	-	417
Settlements	-	(19,027)	(254)
Ending balance June 30, 2019	$-	$7,175	$5,819

	Six Months Ended June 30, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	26	-	520
Included in other comprehensive income	31	(551)	-
Purchases, issuances, sales, and settlements
Purchases	-	19,934	-
Issuances	-	-	668
Settlements	(554)	(15,195)	(320)
Ending balance June 30, 2018	$1,771	$18,449	$7,812

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,819	Discounted Cash Flow	Discount Rate	8.9% - 22.1%	10.1%
			Prepayment Speed	7.0 - 69.0%	14.2%

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

In addition to the above, Level 3 fair value measurement included $7.2 million for state and political subdivisions representing various local municipality securities at June 30, 2019.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2018, was $18.4 million and collateralized mortgage obligation balance in Level 3 was $1.8 million.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$6,092	$6,092
Other real estate owned, net[2]	-	-	5,668	5,668
Total	$-	$-	$11,760	$11,760

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $6.5 million and a valuation allowance of $455,000 resulting in an increase of specific allocations within the allowance for loan and lease losses of $103,000 for the six months ended June 30, 2019.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $5.7 million, which is made up of the outstanding balance of $14.7 million, net of a valuation allowance of $8.1 million and participations of $937,000 at June 30, 2019.

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

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $7.2 million, which is made up of the outstanding balance of $16.0 million, net of a valuation allowance of $8.0 million and participations of $900,000, at December 31, 2018.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  As of June 30, 2019 and 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,036	$38,036	$38,036	$-	$-
Interest bearing deposits with financial institutions	20,181	20,181	20,181	-	-
Securities available-for-sale	492,080	492,080	4,025	480,880	7,175
FHLBC and FRBC stock	10,608	10,608	-	10,608	-
Loans held-for-sale	5,142	5,142	-	5,142	-
Net loans	1,883,571	1,913,235	-	-	1,913,235
Accrued interest receivable	11,096	11,096	-	11,096	-

Financial liabilities:
Noninterest bearing deposits	$632,900	$632,900	$632,900	$-	$-
Interest bearing deposits	1,444,874	1,444,338	-	1,444,338	-
Securities sold under repurchase agreements	54,166	54,166	-	54,166	-
Other short-term borrowings	87,125	87,125	-	87,125	-
Junior subordinated debentures	57,710	42,874	34,284	8,590	-
Senior notes	44,208	45,784	45,784	-	-
Note payable and other borrowings	11,035	11,035	-	11,035	-
Interest rate swap agreements	2,700	2,700	-	2,700	-
Borrowing interest payable	116	116	-	116	-
Deposit interest payable	914	914	-	914	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $207,000 will be reclassified as an increase to interest expense.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $69,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at June 30, 2019; $6.1 million of investment securities were required to be pledged to two correspondent financial institutions.  The Bank had $260,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2018; no investment securities were required to be pledged.  At June 30, 2019, the notional amount of non-hedging interest rate swaps was $182.0 million with a weighted average maturity of 6.1 years.  At December 31, 2018, the notional amount of non-hedging interest rate swaps was $188.9 million with a weighted average maturity of 6.6 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019 and December 31, 2018.

Fair Value of Derivative Instruments

			June 30, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	2,700
Total derivatives designated as hedging instruments				-		2,700

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	182,033	Other Assets	2,695	Other Liabilities	2,695
Interest rate lock commitments and forward contracts	149	59,296	Other Assets	298	Other Liabilities	-
Other contracts	3	18,048	Other Assets	-	Other Liabilities	51
Total derivatives not designated as hedging instruments				2,993		2,746

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

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $1.6 million as of June 30, 2019, and a loss in AOCI of $473,000 as of June 30, 2018.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $10,000 and $42,000 for the three months ended June 30, 2019, and June 30, 2018, respectively.  The amount of the loss reclassified from AOCI to interest income or interest expense on the income statement totaled $15,000 and $116,000 for the six months ended June 30, 2019, and June 30, 2018, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2019, and December 31, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table is a summary of letter of credit commitments:

	June 30, 2019			December 31, 2018
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$339	$6,468	$6,807	$327	$7,158	$7,485
Commercial standby	-	1,613	1,613	-	397	397
Performance standby	251	6,174	6,425	532	6,381	6,913
	590	14,255	14,845	859	13,936	14,795
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$590	$14,322	$14,912	$859	$14,003	$14,862

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2019, as compared to June 30, 2018, and our financial condition at June 30, 2019 compared to December 31, 2018.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2018.  The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of future results (dollar amounts in thousands, except per share data, unaudited).

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 29 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

Financial Overview

Our community-focused banking franchise experienced total asset and overall market growth in the second quarter of 2019, compared to the first quarter of 2019 and the second quarter of 2018, and we believe we are positioned for further growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007-2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.  Overall stable market conditions over the past few years are reflected in the financials presented for the reporting period ended June 30, 2019.

The following provides an overview of some of the factors impacting our financial performance for the quarter ending June 30, 2019:

•	This is the fifth quarter of results of operations that included our acquisition of Greater Chicago Financial Corp., and its wholly-owned subsidiary bank, ABC Bank, which closed on April 20, 2018.

•

Net income for the second quarter of 2019 was $9.3 million, or $0.31 per diluted share, compared to $6.3 million, or $0.21 per diluted share, for the second quarter of 2018.  Net income for the six months ended June 30, 2019, totaled $17.7 million, or $0.58 per diluted share, compared to $15.8 million, or $0.52 per diluted share for the six months ended June 30, 2018.

•

Net interest and dividend income was $24.8 million for the second quarter of 2019, compared to $23.2 million for the second quarter of 2018.  The increase was primarily due to a full period of the increased loan volume resulting from our acquisition of ABC Bank on April 20, 2018, which added $227.6 million in loans, net of purchase accounting adjustments, as well as the increase in interest rates in the year over year period.  Net interest and dividend income was $48.8 million for the six months ended June 30, 2019, compared to $42.9 million for the like period in 2018.

•

Noninterest income was $8.1 million for the second quarter of 2019, compared to $8.5 million for the second quarter of 2018.  The reduction was primarily due to a $1.1 million interest rate driven mark to market loss on mortgage servicing rights (“MSR”) recorded in the second quarter of 2019, compared to $105,000 of MSR losses recorded in the second quarter of 2018, which was partially offset by security gains, net, of $986,000 for the second quarter of 2019.  Noninterest income was $14.6 million for the six months ended June 30, 2019, which reflected a 14.2% decrease from the like period in 2018, due primarily to a decline of $2.2 million in income related to MSR losses for the six month period.

•

Noninterest expense was $20.1 million for the second quarter of 2019, compared to $22.3 million for the second quarter of 2018, which reflects a decrease of $2.2 million, or 9.7%.  The decrease in expense was due to our acquisition of ABC Bank, which resulted in higher costs in the second quarter of 2018 due to data conversion and salary continuation and retention agreements issued to ABC Bank employees.  For the six months ended June 30, 2019, noninterest expense totaled $39.3 million, compared to $39.6 million for the like 2018 period, reflecting a decrease of $320,000, or 0.8%.

•

Income tax expense increased in the second quarter of 2019 period compared to the like 2018 period due primarily to the increase in pretax income of $4.3 million. The effective tax rate for the three months ended June 30, 2019, was 24.7%, compared to 22.1% for the three months ended June 30, 2018.  Income tax expense for the six months ended June 30, 2019, totaled $5.4 million, which was $1.7 million, or 44.3%, higher than the income tax expense for the six months ended June 30, 2018, due primarily to the increase in pretax income of $3.7 million.

•	Asset quality remained consistent; with nonperforming loans as a percent of total loans remaining relatively steady at 0.7% as of June 30, 2019 and 0.8% as of June 30, 2018.

•

We added $11.4 million of purchase credit impaired loans (“PCI loans”), net of purchase accounting adjustments, in our acquisition of ABC Bank in the second quarter of 2018.  As of June 30, 2019, PCI loans, net of purchase accounting adjustments, totaled $10.8 million, and PCI loans to total loans was 0.6%.  We had no PCI loans before our acquisition of ABC Bank.

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

Results of Operations

Overview

Three months ended June 30, 2019 and 2018

Our income before taxes was $12.3 million in the second quarter of 2019, compared to $8.0 million in the second quarter of 2018.  The $4.3 million increase in pretax income for the second quarter of 2019, compared to the like 2018 quarter, resulted in an increase to income tax expense of $1.3 million for the second quarter of 2019, compared to the like 2018 quarter.   Our net income was $9.3

million, or $0.31 per diluted share, for the second quarter of 2019, compared to net income of $6.3 million, or $0.21 per diluted share, for the second quarter of 2018.

The increase in net income was impacted by a $2.3 million increase in interest and dividend income in the second quarter of 2019, compared to the second quarter of 2018, primarily as a result of higher loan yields in the 2019 period due to rising interest rates, as well as the impact of a full period of the increased loan volume resulting from our ABC Bank acquisition, partially offset by a $813,000 increase in interest expense.  In addition, our noninterest expense decreased $2.2 million in the second quarter of 2019, compared to the like quarter in 2018, which was partially offset by a decrease of $389,000 in noninterest income in the second quarter of 2019, compared to the second quarter of 2018.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the second quarter of 2019 totaled $1.8 million, primarily in commercial loans and leases.  Management’s review of the loan portfolio resulted in $450,000 of provision expense in the second quarter of 2019, based on analysis of the allowance and loan portfolio held, a decrease of $1.0 million, compared to $1.5 million in provision expense in the like 2018 quarter.  The allowance for loan and lease loss analysis methodology remained consistent, with no material changes incorporated in the second quarter of 2019 from the prior quarter.

Six months ended June 30, 2019 and 2018

Our income before taxes was $23.2 million for the six months ended June 30, 2019, compared to $19.5 million for the six months ended June 30, 2018.  Our net income was $17.7 million, or $0.58 per diluted share, for the six months ended June 30, 2019, compared to net income of $15.8 million, or $0.52 per diluted share, for the six months ended June 30, 2018.

The increase in net income was impacted by an $8.1 million increase in interest and dividend income for the six months ended June 30, 2019, compared the like period of 2018, driven by increased average loan volumes due to the ABC Bank acquisition and organic loan growth, as well higher yields on loans due to the rising interest rate environment, partially offset by a $2.1 million increase in interest expense and an additional $228,000 in provision expense.  Also impacting net income was a $2.4 million decrease in noninterest income for the six months ended June 30, 2019, compared to the 2018 period, driven primarily by mark to market losses of $2.0 million on MSR’s for the six months ended June 30, 2019, compared to a $200,000 gain on mark to market losses on MSRs in the like 2018 period.

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

Three months ended June 30, 2019 and 2018

Our net interest and dividend income increased by $1.5 million, from $23.2 million for the second quarter of 2018, to $24.8 million for the second quarter of 2019.  Our interest and dividend income increased $690,000, or 2.4%, for the second quarter 2019, compared to the first quarter of 2019, and reflected an increase of $2.3 million, or 8.5%, compared to the second quarter of 2018.  Tax equivalent interest and dividend income increased by $2.3 million, or 8.4%, from $27.8 million for the second quarter of 2018, to $30.2 million for the second quarter of 2019.

Average earning assets for the second quarter of 2019 were $2.45 billion, reflecting an increase of $8.4 million compared to the first quarter of 2019, and an increase of $55.6 million compared to the second quarter of 2018.  Total average loans, including loans held-for-sale, totaled $1.90 billion in the second quarter of 2019, which reflected an increase of $1.8 million compared to the first quarter of 2019, and an increase of $88.2 million compared to the second quarter of 2018.  The growth in average balances and resultant interest income in the year over year period was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018.  Organic loan growth and the rising interest rate environment also drove growth in interest and dividend income.  For the second quarter of 2019, yields on average securities increased by 14 basis points and yields on average loans increased by 28 basis points, each compared to the second quarter of 2018, due to the rising interest rate environment.

Average interest bearing liabilities decreased $40.8 million, or 2.3%, in the second quarter of 2019, compared to the first quarter of 2019, and decreased $24.4 million, or 1.4%, compared to second quarter of 2018.  The reduction in average interest bearing deposits from the prior quarter and prior year periods was partially offset with growth in noninterest bearing deposits, primarily commercial demand deposits, of $26.8 million for the year over year period.  Average other short-term borrowings, which primarily consist of FHLBC advances, decreased $5.0 million in the second quarter of 2019, compared to the first quarter of 2019, and increased $35.2 million, compared to the second quarter of 2018.  The average rate paid on short-term FHLBC advances were impacted by the higher interest rate environment resulting in an average rate of 2.47% for the second quarter of 2019, compared to 2.50% for the first quarter of 2019, and 1.90% for the second quarter of 2018.  In addition, we acquired notes payable and other borrowings in our acquisition of ABC Bank, consisting solely of long-term FHLBC advances, which resulted in an increase to average interest bearing liabilities of $13.1 million for the second quarter of 2019, an increase of $15.3 million for the first quarter of 2019, and an increase of $19.8 million for the second quarter of 2018.  The average cost of funds on these long-term advances was 3.28% for the second quarter of 2019, 3.08% for the first quarter of 2019, and 1.92% for the second quarter of 2018.  The rate on our junior subordinated debentures was within a seven basis point range over the past year, reflecting an average rate of 6.47% for the second quarter of 2019, 6.52% for the first quarter of 2019, and 6.45% for the second quarter of 2018.

Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 4.15% for the second quarter of 2019, reflecting a six basis point increase from the first quarter of 2019, and an increase of 16 basis points from the second quarter of 2018.  The average tax-equivalent yield on earning assets increased to 4.94% for the second quarter of 2019, compared to 4.90% for the first quarter of 2019, and 4.67% for the second quarter of 2018.  Increases in net interest margin and yield on average earning assets for the second quarter of 2019, compared to the first quarter of 2019, was attributable to growth in loan volumes and rates, and the increase in net interest margin was also due to growth in noninterest bearing demand accounts, which are a less expensive source of funding.  The cost of funds on interest bearing liabilities was 1.13% for the second quarter of 2019, 1.12% for the first quarter of 2019, and 0.92% for the second quarter of 2018.  The increase in our cost of funds in each period was driven by the rising interest rate environment, specifically impacting the rates on NOW accounts, newly issued time deposits and FHLBC advances.

Six months ended June 30, 2019 and 2018

Our net interest and dividend income increased by $5.9 million, from $42.9 million for the six months ended June 30, 2018, to $48.8 million for the six months ended June 30, 2019.  Our interest and dividend income increased $8.1 million, or 16.0%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  Tax equivalent interest and dividend income increased by $8.1 million from $51.5 million for the six months ended June 30, 2018 to $59.6 million for the six months ended June 30, 2019.

Average earning assets for the six months ended June 30, 2019 were $2.44 billion, reflecting an increase of $159.5 million compared to the six months ended June 30, 2018.  The yield on average earning assets for the six months ended June 30, 2019 was 4.92%, compared to 4.55% for the six months ended June 30, 2018.  Total average loans, including loans held-for-sale, totaled $1.90 billion for the six months ended June 30, 2019, which reflected an increase of $189.8 million compared to the six months ended June 30, 2018.  The growth in average loan balances and the resultant interest income was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018, organic loan growth and the rising interest rate environment.  For the six months ended June 30, 2019, yields on average securities increased by 30 basis points and yields on average loans increased by 37 basis points, each as compared to the six months ended June 30, 2018, due primarily to the rising interest rate environment.

Average interest bearing liabilities increased $76.4 million, or 4.6%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  The increase was due primarily to increases in interest bearing deposits of $46.8 million and other short-term borrowings of $23.1 million, which primarily consist of FHLBC advances.  The average rate paid on short-term FHLBC advances were impacted by the higher interest rate environment, resulting in an average rate of 2.49% for the six months ended June 30, 2019, compared to 1.68% for the six months ended June 30, 2018.  In addition, we acquired notes payable and other borrowings in our acquisition of ABC Bank, consisting solely of long-term FHLBC advances, which resulted in an increase to average interest bearing liabilities of $14.1 million for the six months ended June 30, 2019 and an increase of $10.0 million for the six months ended June 30, 2018.  The average cost of funds on these long-term advances was 3.16% for the six months ended June 30, 2019, compared to 1.92% for the six months ended June 30, 2018.  The rate on our junior subordinated debentures was 6.49% for both the six months ended June 30, 2019 and 2018.

Our net interest margin (TE) for the six months ended June 30, 2019, was 4.12% compared to 3.88% for the six months ended June 30, 2018, reflecting a 24 basis point increase. The increase in net interest margin for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to the ABC Bank acquisition and organic loan growth, as well as a shift to noninterest bearing deposit accounts, which partially offset increases in cost of funds due to the rising rate environment.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
Quarters Ended

	June 30, 2019			March 31, 2019			June 30, 2018
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$19,053	$111	2.34	$18,842	$114	2.45	$19,161	$97	2.03
Securities:
Taxable	229,263	2,223	3.89	236,882	2,414	4.13	268,591	2,392	3.57
Non-taxable (TE)[2]	290,743	2,710	3.74	276,609	2,656	3.89	286,611	2,676	3.74
Total securities	520,006	4,933	3.80	513,491	5,070	4.00	555,202	5,068	3.66
Dividends from FHLBC and FRBC	11,317	156	5.53	11,463	149	5.27	8,619	111	5.17
Loans and loans held-for-sale [1,2]	1,897,324	24,958	5.28	1,895,512	24,126	5.16	1,809,077	22,552	5.00
Total interest earning assets	2,447,700	30,158	4.94	2,439,308	29,459	4.90	2,392,059	27,828	4.67
Cash and due from banks	33,618	-	-	33,749	-	-	36,720	-	-
Allowance for loan and lease losses	(19,435)	-	-	(19,235)	-	-	(18,494)	-	-
Other noninterest bearing assets	174,075	-	-	181,767	-	-	176,608	-	-
Total assets	$2,635,958			$2,635,589			$2,586,893

Liabilities and Stockholders' Equity
NOW accounts	$442,430	$373	0.34	$448,518	$379	0.34	$443,586	$238	0.22
Money market accounts	288,698	262	0.36	299,305	270	0.37	317,775	193	0.24
Savings accounts	313,822	124	0.16	307,740	122	0.16	298,240	70	0.09
Time deposits	422,975	1,641	1.56	445,076	1,618	1.47	460,909	1,444	1.26
Interest bearing deposits	1,467,925	2,400	0.66	1,500,639	2,389	0.65	1,520,510	1,945	0.51
Securities sold under repurchase agreements	44,184	147	1.33	45,157	149	1.34	44,655	104	0.93
Other short-term borrowings	93,369	575	2.47	98,328	607	2.50	58,199	276	1.90
Junior subordinated debentures	57,704	931	6.47	57,692	927	6.52	57,657	927	6.45
Senior notes	44,196	672	6.10	44,171	672	6.17	44,096	672	6.11
Notes payable and other borrowings	13,101	107	3.28	15,273	116	3.08	19,795	95	1.92
Total interest bearing liabilities	1,720,479	4,832	1.13	1,761,260	4,860	1.12	1,744,912	4,019	0.92
Noninterest bearing deposits	645,580	-	-	625,423	-	-	618,765	-	-
Other liabilities	19,586	-	-	13,750	-	-	15,679	-	-
Stockholders' equity	250,313	-	-	235,156	-	-	207,537	-	-
Total liabilities and stockholders' equity	$2,635,958			$2,635,589			$2,586,893
Net interest income (TE) [2]		$25,326			$24,599			$23,809
Net interest margin (TE) [2]			4.15			4.09			3.99
Interest bearing liabilities to earning assets	70.29%			72.20%			72.95%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 39, and includes fees of $184,000, $229,000 and $233,000 for the second quarter of 2019, the first quarter of 2019, and the second quarter of 2018, respectively.  Nonaccrual loans are included in the above-stated average balances.

2 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2019 and 2018. See the discussion entitled “Non-GAAP Presentations” below and the table on page 45 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
Six Months Ended June 30,

	2019			2018
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$18,948	$225	2.39	$16,505	$146	1.78
Securities:
Taxable	233,051	4,637	4.01	268,959	4,562	3.42
Non-taxable (TE)[2]	283,715	5,366	3.81	283,240	5,285	3.76
Total securities	516,766	10,003	3.90	552,199	9,847	3.60
Dividends from FHLBC and FRBC	11,390	305	5.40	8,769	217	4.99
Loans and loans held-for-sale [1,2]	1,896,422	49,084	5.22	1,706,581	41,319	4.88
Total interest earning assets	2,443,526	59,617	4.92	2,284,054	51,529	4.55
Cash and due from banks	33,683	-	-	33,267	-	-
Allowance for loan and lease losses	(19,335)	-	-	(18,379)	-	-
Other noninterest bearing assets	177,904	-	-	171,585	-	-
Total assets	$2,635,778			$2,470,527

Liabilities and Stockholders' Equity
NOW accounts	$445,457	$752	0.34	$436,483	$414	0.19
Money market accounts	293,972	532	0.36	296,672	302	0.21
Savings accounts	310,798	246	0.16	282,390	129	0.09
Time deposits	433,964	3,259	1.51	421,882	2,619	1.25
Interest bearing deposits	1,484,191	4,789	0.65	1,437,427	3,464	0.49
Securities sold under repurchase agreements	44,668	296	1.34	42,477	183	0.87
Other short-term borrowings	95,835	1,182	2.49	72,741	605	1.68
Junior subordinated debentures	57,698	1,858	6.49	57,651	1,854	6.49
Senior notes	44,184	1,344	6.13	44,084	1,344	6.15
Notes payable and other borrowings	14,181	222	3.16	9,952	95	1.92
Total interest bearing liabilities	1,740,757	9,691	1.12	1,664,332	7,545	0.91
Noninterest bearing deposits	635,557	-	-	586,871	-	-
Other liabilities	16,688	-	-	14,829	-	-
Stockholders' equity	242,776	-	-	204,495	-	-
Total liabilities and stockholders' equity	$2,635,778			$2,470,527
Net interest income (TE) [2]		$49,926			$43,984
Net interest margin (TE) [2]			4.12			3.88
Interest bearing liabilities to earning assets	71.24%			72.87%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 39, and includes fees of $413,000 and $415,000 for the first six months of 2019 and 2018, respectively. Nonaccrual loans are included in the above-stated average balances.

2 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2019 and 2018. See the discussion entitled “Non-GAAP Presentations” below and the table on page 45 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest income (TE) and net interest income (TE) to earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2019 and 2018 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
Net Interest Margin
Interest income (GAAP)	$29,586	$28,896	$27,261	$58,482	$50,403
Taxable-equivalent adjustment:
Loans	3	5	5	8	16
Securities	569	558	562	1,127	1,110
Interest income (TE)	30,158	29,459	27,828	59,617	51,529
Interest expense (GAAP)	4,832	4,860	4,019	9,692	7,545
Net interest income (TE)	$25,326	$24,599	$23,809	$49,925	$43,984
Net interest income (GAAP)	$24,754	$24,036	$23,242	$48,790	$42,858
Average interest earning assets	$2,447,700	$2,439,308	$2,392,059	$2,443,526	$2,284,054
Net interest margin (GAAP)	4.06%	4.00%	3.90%	4.03%	3.78%
Net interest margin (TE)	4.15%	4.09%	3.99%	4.12%	3.88%

Noninterest Income and Expense

Three months ended June 30, 2019 and 2018

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2019
Noninterest Income	Three Months Ended			Percent Change From
(dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2019	2019	2018	2019	2018
Trust income	$1,739	$1,486	$1,645	17.0	5.7
Service charges on deposits	1,959	1,862	1,769	5.2	10.7
Residential mortgage banking revenue
Secondary mortgage fees	203	136	195	49.3	4.1
Mortgage servicing rights mark to market (loss)	(1,137)	(819)	(105)	(38.8)	(982.9)
Mortgage servicing income	491	457	627	7.4	(21.7)
Net gain on sales of mortgage loans	1,163	762	1,240	52.6	(6.2)
Total residential mortgage banking revenue	720	536	1,957	34.3	(63.2)
Securities gain, net	986	27	312	N/M	216.0
Increase in cash surrender value of BOLI	320	458	351	(30.1)	(8.8)
Debit card interchange income	1,166	987	1,132	18.1	3.0
Other income	1,253	1,126	1,366	11.3	(8.3)
Total noninterest income	$8,143	$6,482	$8,532	25.6	(4.6)

Noninterest income for the second quarter of 2019 increased $1.7 million, or 25.6%, compared to the first quarter of 2019, and decreased $389,000, or 4.6%, compared to the second quarter of 2018.

The increase in noninterest income in the second quarter of 2019, compared to the first quarter of 2019, was driven primarily by a $959,000 increase in securities gain, net, due to select security sales in the second quarter.  In addition, increases were reflected in trust income, service charges on deposits, total residential mortgage banking revenue, debit card interchange income, and other income, which resulted in an aggregate $840,000 increase in noninterest income in the second quarter of 2019, compared to the first quarter of 2019.  These increases were partially offset by an increase in MSR mark to market losses of $318,000 in the second quarter of 2019, compared to the prior linked quarter, due to interest rate driven valuation reductions and a decrease of $138,000 related to the cash surrender value of BOLI in the second quarter of 2019, compared to the prior linked quarter.

The decrease in noninterest income for the year over year period of $389,000 was primarily driven by a $1.2 million reduction in total residential mortgage banking revenue in the second quarter of 2019, resulting primarily from an increase in MSR mark to market losses of $1.0 million due to interest rate valuation reductions.  These reductions were partially offset by aggregate increases of $992,000 resulting from growth in trust income, service charges on deposits, securities gain, net, and debit card interchange income.

Six months ended June 30, 2019 and 2018

The following table details the major components of noninterest income for the periods presented:

Noninterest Income	Six Months Ended		YTD
(dollars in thousands)	June 30,	June 30,	Percent
	2019	2018	Change
Trust income	$3,225	$3,140	2.7
Service charges on deposits	3,821	3,361	13.7
Residential mortgage banking revenue
Secondary mortgage fees	339	357	(5.0)
Mortgage servicing rights mark to market (loss) gain	(1,956)	200	N/M
Mortgage servicing income	948	1,079	(12.1)
Net gain on sales of mortgage loans	1,925	2,157	(10.8)
Total residential mortgage banking revenue	1,256	3,793	(66.9)
Securities gain, net	1,013	347	191.9
Increase in cash surrender value of BOLI	778	599	29.9
Death benefit realized on BOLI	-	1,026	(100.0)
Debit card interchange income	2,153	2,144	0.4
Other income	2,379	2,627	(9.4)
Total noninterest income	$14,625	$17,037	(14.2)

N/M - Not meaningful

Noninterest income for the six months ended June 30, 2019 decreased $2.4 million, or 14.2%, compared to the six months ended June 30, 2018.  The decrease in noninterest income for the six months ended June 30, 2019, compared to the prior year period, was primarily driven by a $2.0 million reduction in total residential mortgage banking revenue stemming from rising interest rates and the resultant MSR mark to market valuation losses, and a reduction in other income due to a decline in commercial swap fees.  These decreases were partially offset by an increase in service charges on deposits, securities gain, net, and an increase in income due to the change in the cash surrender value of BOLI.

Three months ended June 30, 2019 and 2018

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2019
Noninterest Expense	Three Months Ended			Percent Change From
(dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2019	2019	2018	2019	2018
Salaries	$9,004	$8,634	$9,703	4.3	(7.2)
Officers incentive	893	882	740	1.2	20.7
Benefits and other	1,690	2,096	1,912	(19.4)	(11.6)
Total salaries and employee benefits	11,587	11,612	12,355	(0.2)	(6.2)
Occupancy, furniture and equipment expense	1,925	1,989	1,652	(3.2)	16.5
Computer and data processing	1,524	1,332	2,741	14.4	(44.4)
FDIC insurance	116	174	165	(33.3)	(29.7)
General bank insurance	236	250	299	(5.6)	(21.1)
Amortization of core deposit intangible asset	121	132	97	(8.3)	24.7
Advertising expense	381	234	492	62.8	(22.6)
Debit card interchange expense	233	147	301	58.5	(22.6)
Legal fees	243	126	286	92.9	(15.0)
Other real estate owned expense, net	248	50	429	396.0	(42.2)
Other expense	3,512	3,148	3,469	11.6	1.2
Total noninterest expense	$20,126	$19,194	$22,286	4.9	(9.7)
Efficiency ratio (GAAP)[1]	61.91%	62.35%	69.16%
Adjusted efficiency ratio (non-GAAP)[2]	60.66%	60.98%	57.88%

1  The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding OREO expenses and amortization of core deposits, divided by the sum of net interest income and total noninterest income less net gains and losses on securities and any BOLI death benefit recorded.

2The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding OREO expenses, amortization of core deposits and acquisition costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and any BOLI death benefit, and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI recorded.

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 48 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2019 increased $932,000, or 4.9%, compared to the first quarter of 2019, and decreased $2.2 million, or 9.7%, compared to the second quarter of 2018.

The increase in noninterest expense in the second quarter of 2019, compared to the first quarter of 2019, was primarily attributable to a $198,000 increase in other real estate expense, net, due to valuation writedowns, and an increase of $364,000 in other expense due to growth in appraisal and commercial loan related fees, consulting fees, and the timing of audit fees.  Computer and data processing also reflected an increase in the second quarter of 2019, compared to the first quarter of 2019, as various projects with software requirements were renewed or enhanced in the current quarter.

The decrease in noninterest expense in the second quarter of 2019, compared to the second quarter of 2018, is primarily attributable to ABC Bank acquisition-related costs recorded in the second quarter of 2018, such as data conversion costs included within computer and data processing, salaries expense stemming from employee continuation and retention accruals, and advertising expense.   An increase was reflected in occupancy, furniture and equipment expense of $273,000 for the second quarter of 2019, compared to the second quarter of 2018, which partially offset the overall decrease in noninterest expense in the second quarter of 2019, as we acquired four additional branches with the ABC Bank acquisition, and recorded the commensurate additional costs associated with those branches for a full quarter in the 2019 period.

Six months ended June 30, 2019 and 2018

The following table details the major components of noninterest expense for the periods presented:

Noninterest Expense	Six Months Ended		YTD
(dollars in thousands)	June 30,	June 30,	Percent
	2019	2018	Change
Salaries	$17,638	$17,038	3.5
Officers incentive	1,775	1,527	16.2
Benefits and other	3,786	3,997	(5.3)
Total salaries and employee benefits	23,199	22,562	2.8
Occupancy, furniture and equipment expense	3,914	3,210	21.9
Computer and data processing	2,856	4,085	(30.1)
FDIC insurance	290	321	(9.7)
General bank insurance	486	550	(11.6)
Amortization of core deposit intangible asset	253	118	114.4
Advertising expense	615	833	(26.2)
Debit card interchange expense	380	582	(34.7)
Legal fees	369	445	(17.1)
Other real estate owned expense, net	298	602	(50.5)
Other expense	6,660	6,332	5.2
Total noninterest expense	$39,320	$39,640	(0.8)
Efficiency ratio (GAAP)[1]	62.13%	66.50%
Adjusted efficiency ratio (non-GAAP)[2]	60.82%	59.10%

1  The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding OREO expenses and amortization of core deposits, divided by the sum of net interest income and total noninterest income less net gains and losses on securities and any BOLI death benefit recorded.

2The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding OREO expenses, amortization of core deposits and acquisition costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and any BOLI death benefit, and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI recorded.

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 48 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2019, decreased $320,000, or 0.8%, compared to the six months ended June 30, 2018, primarily due to the decrease in computer and data processing costs year over year of $1.2 million.  The higher costs in the 2018 period were related to the ABC Bank acquisition data conversion in the second quarter of 2018.  In addition, other real estate owned expense, net, decreased $304,000 in the six months ended June 30. 2019, compared to the six months ended June 30, 2018, driven by the decline in other real estate held.  Partially offsetting these decreases were increases in occupancy, furniture and equipment expenses of $704,000, amortization of core deposit intangibles of $135,000, and other expenses increased $328,000 due primarily to consulting fees and commercial loan related costs.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2019	2019	2018	2019	2019	2018
Efficiency Ratio / Adjusted Efficiency Ratio
Noninterest expense	$20,126	$19,194	$22,286	$20,126	$19,194	$22,286
Less amortization of core deposit	121	132	97	121	132	97
Less other real estate expense, net	248	50	429	248	50	429
Less acquisition related costs	N/A	N/A	N/A	-	-	3,168
Noninterest expense less adjustments	$19,757	$19,012	$21,760	$19,757	$19,012	$18,592

Net interest income	$24,754	$24,036	$23,242	$24,754	$24,036	$23,242
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	3	5	5
Securities	N/A	N/A	N/A	569	558	562
Net interest income including adjustments	24,754	24,036	23,242	25,326	24,599	23,809
Noninterest income	8,143	6,482	8,532	8,143	6,482	8,532
Less securities gain, net	986	27	312	986	27	312
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI	N/A	N/A	N/A	85	122	93
Noninterest income (less) / including adjustments	7,157	6,455	8,220	7,242	6,577	8,313

Net interest income including adjustments plus noninterest income (less) / including adjustments	$31,911	$30,491	$31,462	$32,568	$31,176	$32,122
Efficiency ratio / Adjusted efficiency ratio	61.91%	62.35%	69.16%	60.66%	60.98%	57.88%

Income Taxes

We recorded tax expense of $3.0 million on $12.3 million of pretax income for the second quarter of 2019, compared to income tax expense of $2.4 million in the first quarter of 2019, and $1.8 million of income tax expense in the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was 24.7%, compared to 22.1% for the first quarter of 2019, and 22.1% for the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was higher than the prior linked quarter due to a tax benefit recorded related to restricted stock awards which vested in the first quarter of 2019, while the effective tax rate for the second quarter of 2019 reflected an increase over the prior year like quarter due to higher levels of taxable income in the second quarter of 2019.

We recorded tax expense of $5.4 million on $23.2 million of pretax income for the six months ended June 30, 2019, compared to income tax expense of $3.8 million on $19.5 million of pretax income for the six months ended June 30, 2018.  The effective tax rate for the six months ended June 30, 2019 was 23.5%, which was an increase from the effective tax rate of 19.3% for the six months ended June 30, 2018, due to higher levels of taxable income in the second quarter of 2019, as the 2018 period included $1.0 million of proceeds from a nontaxable BOLI death benefit.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended June 30, 2019.  We had no valuation reserve on the deferred tax assets as of June 30, 2019.

Financial Condition

Total assets decreased $52.4 million from $2.68 billion at December 31, 2018, to $2.62 billion at June 30, 2019, due primarily to a decrease of $49.2 million in securities available-for-sale, as well as a $7.0 million decrease in the deferred tax assets, net.  Total loans as of June 30, 2019, increased $5.9 million, or 0.3%, compared to December 31, 2018.  Total deposits were $2.08 billion at June 30, 2019, a decrease of $38.9 million from December 31, 2018, primarily due to reductions in time, NOWs and money markets, partially offset by an increase in noninterest bearing demand accounts.

				June 30, 2019
Securities	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Securities available-for-sale, at fair value
U.S. Treasuries	$4,025	$3,923	$3,876	2.6	3.8
U.S. government agencies	9,812	10,951	12,216	(10.4)	(19.7)
U.S. government agencies mortgage-backed	16,999	14,075	13,407	20.8	26.8
States and political subdivisions	251,295	274,067	276,112	(8.3)	(9.0)
Corporate bonds	-	-	700	-	(100.0)
Collateralized mortgage obligations	64,867	64,429	61,432	0.7	5.6
Asset-backed securities	82,725	109,514	109,263	(24.5)	(24.3)
Collateralized loan obligations	62,357	64,289	66,638	(3.0)	(6.4)
Total securities	$492,080	$541,248	$543,644	(9.1)	(9.5)

Available-for-sale security sales during the three months ended June 30, 2019 totaled $32.1 million and consisted of asset-backed securities and state and political subdivisions, whereas purchases during the three month period were primarily tax exempt state and political subdivisions securities.  During the second quarter of 2019 security sales resulted in net realized gains of $986,000, compared to $27,000 of security gains, net, for the first quarter of 2019, and security gains, net, of $312,000 for the second quarter of 2018.

Loans

Total loans were $1.90 billion as of June 30, 2019, an increase of $5.9 million from December 31, 2018.  The increase in total loans for the six month period was due primarily to organic growth in commercial loans, leases, and real estate-commercial loans.  Total loans increased $53.8 million from June 30, 2018 to June 30, 2019, due primarily to organic loan growth in commercial, leases, and real estate-commercial, as well as a select HELOC bulk loan purchase of $20.7 million in November 2018.

				June 30, 2019
Loans	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Commercial	$337,848	$314,323	$299,536	7.5	12.8
Leases	98,379	78,806	66,687	24.8	47.5
Real estate - commercial	825,091	820,941	808,264	0.5	2.1
Real estate - construction	93,079	108,390	115,486	(14.1)	(19.4)
Real estate - residential	393,547	407,068	404,908	(3.3)	(2.8)
HELOC	128,673	140,442	127,986	(8.4)	0.5
Other [1]	13,533	14,439	13,969	(6.3)	(3.1)
Total loans, excluding deferred loan costs and PCI loans	1,890,150	1,884,409	1,836,836	0.3	2.9
Net deferred loan costs	1,959	1,653	1,112	18.5	76.2
Total loans, excluding PCI loans	1,892,109	1,886,062	1,837,948	0.3	2.9
PCI loans, net of purchase accounting adjustments	10,834	10,965	11,214	(1.2)	(3.4)
Total loans	$1,902,943	$1,897,027	$1,849,162	0.3	2.9

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, construction, residential, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 75.7% of the portfolio as of June 30, 2019, compared to 77.9% of the portfolio as of December 31, 2018.  We continue to oversee and manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

We recorded a $450,000 provision for loan and lease losses for the quarter ended June 30, 2019, compared to a provision of $1.5 million for the quarter ended June 30, 2018.  In the second quarter of 2019, we determined provision expense was necessary at a level approximately commensurate with net charge-offs for the quarter, which were $394,000.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated loan and lease losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  We do not consider our PCI loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection.  Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from the nonperforming loans in the table below.  Remediation work continues in all segments.  Nonperforming loans decreased by $3.7 million at June 30, 2019, to $12.7 million from $16.3 million at December 31, 2018.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.7% as of June 30, 2019, from 0.9% as of December 31, 2018, and increased slightly from 0.6% as of June 30, 2018.  The distribution of our nonperforming loans is shown in the following table.

				June 30, 2019
Nonperforming Loans	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Commercial	$151	$352	$-	(57.1)	N/M
Leases	125	-	-	N/M	N/M
Real estate-commercial, nonfarm	6,773	9,738	5,012	(30.4)	35.1
Real estate-construction	102	455	635	(77.6)	(83.9)
Real estate-residential:
Investor	383	353	409	8.5	(6.4)
Multi-Family	-	179	-	(100.0)	N/M
Owner occupied	3,228	3,616	4,278	(10.7)	(24.5)
HELOC	1,873	1,614	1,524	16.0	22.9
Other [1]	24	34	16	(29.4)	50.0
Total nonperforming loans	$12,659	$16,341	$11,874	(22.5)	6.6

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
	June 30,	% of	March 31,	% of	June 30,	% of
	2019	Total[1]	2019	Total[1]	2018	Total[1]
Commercial	$61	15.5	$(18)	(12.9)	$(77)	(24.3)
Leases	-	-	-	-	8	2.5
Real estate-commercial, nonfarm
Owner general purpose	42	10.7	87	62.1	27	8.5
Owner special purpose	-	-	(3)	(2.1)	-	-
Non-owner general purpose	(12)	(3.0)	(15)	(10.7)	(20)	(6.3)
Non-owner special purpose	-	-	139	99.3	476	150.2
Retail properties	-	-		-	-	-
Total real estate-commercial, nonfarm	30	7.7	208	148.6	483	152.4
Real estate-commercial, farm	-	-	-	-	-	-
Real estate-construction
Homebuilder	-	-	(1)	(0.7)	-	-
Land	-	-	-	-	(2)	(0.6)
Commercial speculative	(2)	(0.5)	2	1.4	-	-
All other	1	0.3		-	2	0.6
Total real estate-construction	(1)	(0.2)	1	0.7	-	-
Real estate-residential
Investor	(3)	(0.8)	(10)	(7.1)	(63)	(19.9)
Multi-Family	-	-	(8)	(5.7)	(11)	(3.5)
Owner occupied	(11)	(2.8)	(14)	(10.0)	(26)	(8.2)
Total real estate-residential	(14)	(3.6)	(32)	(22.8)	(100)	(31.6)
HELOC	267	67.8	(46)	(32.9)	(26)	(8.2)
Other [2]	51	12.8	27	19.3	29	9.2
Net charge-offs / (recoveries)	$394	100.0	$140	100.0	$317	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs of $394,000 were recorded for the second quarter of 2019, compared to net charge-offs of $140,000 for the first quarter of 2019 and net charge-offs of $317,000 for the second quarter of 2018, reflecting continuing management attention to credit quality and remediation efforts.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				June 30, 2019
Classified Assets	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Commercial	$7,704	$137	$393	N/M	N/M
Leases	125	-	539	N/M	(76.8)
Real estate-commercial, nonfarm	19,186	22,661	12,362	(15.3)	55.2
Real estate-commercial, farm	1,210	1,222	1,248	(1.0)	(3.0)
Real estate-construction	273	2,610	366	(89.5)	(25.4)
Real estate-residential:
Investor	1,029	1,216	1,029	(15.4)	-
Multi-Family	493	979	3,302	(49.6)	(85.1)
Owner occupied	3,773	4,524	5,428	(16.6)	(30.5)
HELOC	2,078	1,889	1,633	10.0	27.3
Other [1]	24	31	18	(22.6)	33.3
Total classified loans	35,895	35,269	26,318	1.8	36.4
Other real estate owned	5,668	7,175	8,912	(21.0)	(36.4)
Total classified assets, excluding PCI loans	41,563	42,444	35,230	(2.1)	18.0
PCI, net of purchase accounting adjustments	10,834	10,965	11,214	(1.2)	(3.4)
Total classified assets	$52,397	$53,409	$46,444	(1.9)	12.8

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

Total classified loans increased as of June 30, 2019, from the levels at December 31, 2018 and June 30, 2018, primarily due to one large commercial credit which moved to classified status in the first quarter of 2019.  Total classified assets reflected a slight decline as of June 30, 2019, from the level at December 31, 2018, and an increase compared to the level one year ago.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 12.56% for the period ended June 30, 2019, compared to 13.49% as of December 31, 2018 and 12.01% as of June 30, 2018.  The decrease in the classified assets ratio for the quarter ended June 30, 2019, compared to December 31, 2018, is due to a $1.5 million decrease in other real estate owned and the continuing accretion of PCI loans, net of purchase accounting adjustments.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Allowance at beginning of period	$19,316	$19,006	$18,188	$19,006	$17,461
Charge-offs:
Commercial	67	12	15	79	31
Leases	-	-	8	-	13
Real estate - commercial	42	231	504	273	408
Real estate - construction	1	-	-	1	(16)
Real estate - residential	-	18	5	18	(55)
HELOC	279	-	65	279	92
Other [1]	85	84	102	169	201
Total charge-offs	474	345	699	819	674
Recoveries:
Commercial	6	30	92	36	109
Leases	-	-	-	-	-
Real estate - commercial	12	23	21	35	388
Real estate - construction	2	(1)	-	1	3
Real estate - residential	14	50	105	64	1,016
HELOC	12	46	91	58	138
Other [1]	34	57	73	91	152
Total recoveries	80	205	382	285	1,806
Net charge-offs / (recoveries)	394	140	317	534	(1,132)
Provision (release) for loan and lease losses	450	450	1,450	900	728
Allowance at end of period	$19,372	$19,316	$19,321	$19,372	$19,321

Average total loans (exclusive of loans held-for-sale)	$1,894,454	$1,893,659	$1,806,209	$1,894,058	$1,703,969
Net charge-offs / (recoveries) to average loans	0.02%	0.01%	0.02%	0.03%	(0.07)%
Allowance at period end to average loans	1.02%	1.02%	1.07%	1.02%	1.13%

Ending balance: Individually evaluated for impairment	$455	$222	$498	$455	$498
Ending balance: Collectively evaluated for impairment	$18,513	$19,094	$18,823	$18,513	$18,823
Ending balance: Acquired and accounted for ASC 310-30	$404	$-	$-	$404	$-

1 The “Other” class includes consumer and overdrafts.

Net charge-offs for the quarter ended June 30, 2019, totaled $394,000, compared to $140,000 for the quarter ended March 31, 2019, and $317,000 for the quarter ended June 30, 2018.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 153.0% as of June 30, 2019, which was an increase from the coverage ratio of 129.3% as of March 31, 2019, and a decrease from 162.7% as of June 30, 2018.  When measured as a percentage of average loans, our total allowance for loan and lease losses was 1.02% of quarterly average loans as of June 30, 2019 and March 31, 2019 and 1.07% as of June 30, 2018.  The total allowance for loan and lease losses as a percent of total period end loans was 1.05% as of June 30, 2019, excluding the loans acquired in our acquisition of ABC Bank and in our Talmer branch purchase.

In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans in our acquisition of ABC Bank or our Talmer branch purchase.  For purchased non-credit impaired loans (“non-PCI loans”), which refers to loans acquired in our acquisition that did not show signs of credit deterioration at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $227.1 million as of June 30, 2019, net of purchase accounting adjustments of $1.2 million, which included $915,000 of credit discounts.  At June 30, 2019, of our $19.4 million allowance for loan and lease losses, $1.5 million related to non-PCI loans.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at June 30, 2019, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded PCI loans, which refers to loans that showed evidence of deteriorated credit quality upon purchase, in our acquisition of ABC Bank. PCI loans totaled $10.8 million, net of purchase accounting adjustments, as of June 30, 2019, and included $5.5 million of credit discounts as of June 30, 2019.  We perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Other Real Estate Owned

As of June 30, 2019, OREO decreased to $5.7 million, compared to $7.2 million at December 31, 2018, and $8.9 million at June 30, 2018.  There were no additions to the OREO portfolio in the second quarter of 2019.  Property disposals in the second quarter of 2019 totaled $501,000 due to three property sales. Five valuation write-downs occurred in the second quarter of 2019 with an expense total of $195,000, compared to $254,000 of valuation write-downs recorded in the second quarter of 2018.

				June 30, 2019
OREO	Three Months Ended			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Balance at beginning of period	$6,365	$6,964	$7,063	(8.6)	(9.9)
Property additions, net of acquisition adjustments	-	721	2,812	(100.0)	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	501	414	709	21.0	(29.3)
Period valuation adjustments	196	96	254	104.2	(22.8)
Balance at end of period	$5,668	$7,175	$8,912	(21.0)	(36.4)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.5 million, or approximately 80.2% of total OREO at June 30, 2019, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
	June 30, 2019		December 31, 2018		June 30, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$370	7%	$1,137	16%	$2,460	4%
Lots (single family and commercial)	4,162	73%	4,310	60%	4,395	49%
Vacant land	440	8%	470	6%	470	5%
Commercial property	696	12%	1,258	18%	1,587	18%
Total other real estate owned	$5,668	100%	$7,175	100%	$8,912	76%

Deposits and Borrowings

				June 30, 2019
Deposits	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2019	2018	2018	2018	2018
Noninterest bearing demand	$632,900	$618,830	$620,807	2.3	1.9
Savings	311,887	304,400	301,832	2.5	3.3
NOW accounts	426,511	425,878	435,514	0.1	(2.1)
Money market accounts	285,223	310,390	320,949	(8.1)	(11.1)
Certificates of deposit of less than $100,000	220,973	230,781	249,049	(4.2)	(11.3)
Certificates of deposit of $100,000 through $250,000	144,148	159,953	175,174	(9.9)	(17.7)
Certificates of deposit of more than $250,000	56,132	66,441	58,526	(15.5)	(4.1)
Total deposits	$2,077,774	$2,116,673	$2,161,851	(1.8)	(3.9)

Total deposits were $2.08 billion at June 30, 2019, which reflects a $38.9 million decrease from total deposits of $2.12 billion at December 31, 2018, and a decrease of $84.1 million from the $2.16 billion at June 30, 2018.  The decrease in deposits at June 30, 2019, compared to December 31, 2018, was due primarily to declines in money market accounts and certificates of deposit, which was partially offset by growth in noninterest bearing demand, savings and NOW accounts. The reduction in deposits in the year over year period reflected an aggregate decrease in NOW, money market and time deposits of $106.2 million or 126.3%, partially offset by aggregate increases in demand deposits and savings accounts of $22.1 million, or 2.6%  In addition to total deposit growth experienced related to our ABC Bank acquisition, an increase in noninterest bearing demand deposits in the second quarter of 2019 compared to the first quarter of 2019 and the year over year like period was attributable to strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $54.2 million at June 30, 2019, a $7.5 million, or 16.3%, an increase from $46.6 million at December 31, 2018.  We also recorded short-term borrowings of $87.1 million from the FHLBC at June 30, 2019, as compared to $149.5 million in short-term borrowings at December 31, 2018.  We assumed $23.4 million of long-term FHLBC advances in our ABC Bank acquisition, with maturities scheduled over the next seven years and paying interest at rates of 1.60% to 2.83%.  These long-term advances totaled $11.0 million as of June 30, 2019, compared to $15.4 million as of December 31, 2018.

The Company is indebted on senior notes totaling $44.2 million, net of deferred issuance costs, as of June 30, 2019.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.40% as of June 30, 2019, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017 rate reset.

Capital

As of June 30, 2019, total stockholders’ equity was $257.3 million, which was an increase of $28.2 million from $229.1 million as of December 31, 2018.  This increase is directly attributable to net income of $17.7 million for the first six months of 2019, and a change in accumulated other comprehensive net income (loss), which was a net loss of $4.1 million at December 31, 2018, and a net gain of $6.1 million as of June 30, 2019. In addition, we paid $597,000 of dividends to our common stockholders in the six months ended June 30, 2019.

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

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Well-Capitalized Plus Capital	June 30,	December 31,	June 30,
	Conservation Buffer[1]	2019	2018	2018
The Company
Common equity tier 1 capital ratio	N/A	10.26%	9.29%	8.49%
Total risk-based capital ratio	N/A	13.70%	12.63%	11.87%
Tier 1 risk-based capital ratio	N/A	12.83%	11.78%	10.99%
Tier 1 leverage ratio	N/A	10.85%	10.08%	9.37%

The Bank
Common equity tier 1 capital ratio	7.00%	13.96%	13.29%	12.62%
Total risk-based capital ratio	10.50%	14.83%	14.14%	13.51%
Tier 1 risk-based capital ratio	8.50%	13.96%	13.29%	12.62%
Tier 1 leverage ratio	5.00%	11.96%	11.36%	10.75%

1Represents ratios required to be considered well capitalized under prompt corrective action provisions plus the now fully-phased in capital conservation buffer of 2.5%. The prompt corrective action provisions are only applicable at the Bank level.

As of June 30, 2019, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 8.56% at December 31, 2018, to 9.81% at June 30, 2019, due to net income generated for the first six months of 2019, as well as a more favorable position related to unrealized gains on securities available-for-sale.  Our GAAP tangible common equity to tangible assets ratio was 9.06% at June 30, 2019, compared to 7.81% as of December 31, 2018.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 7.83% at December 31, 2018 to 9.08% at June 30, 2019.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2019		December 31, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$257,264	$257,264	$229,081	$229,081
Less: Goodwill and intangible assets	21,561	21,561	21,814	21,814
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	591	N/A	642
Adjusted goodwill and intangible assets	21,561	20,970	21,814	21,172
Tangible common equity	$235,703	$236,294	$207,267	$207,909
Tangible assets
Total assets	$2,623,606	$2,623,606	$2,676,003	$2,676,003
Less: Adjusted goodwill and intangible assets	21,561	20,970	21,814	21,172
Tangible assets	$2,602,045	$2,602,636	$2,654,189	$2,654,831

Common equity to total assets	9.81%	9.81%	8.56%	8.56%
Tangible common equity to tangible assets	9.06%	9.08%	7.81%	7.83%

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

Net cash inflows from operating activities were $39.9 million during the first six months of 2019, compared with net cash inflows of $27.6 million in the same period of 2018.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first six months of 2019 and inflows for the 2018.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the first six months of 2019 and 2018.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $62.2 million in the first six months of 2019, compared to net cash inflows of $23.3 million in the same period in 2018.  In the first six months of 2019, securities transactions accounted for net inflows of $68.4 million, and the principal change on loans accounted for net outflows of $6.2 million.  In the first six months of 2018, securities transactions accounted for net inflows of $61.0 million, and net principal disbursed on loans accounted for net outflows of $4.4 million. Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million in the second quarter of 2018; there were no BOLI death benefits received in the second quarter of 2019.  Proceeds from sales of OREO accounted for $1.5 and $2.1 million in investing cash inflows for the first six months of 2019 and 2018, respectively.

Net cash outflows from financing activities in the first six months of 2019 were $99.1 million, compared with net cash outflows of $41.5 million in the first six months of 2018.  Net deposit outflows in the first six months of 2019 were $38.9 million compared to net deposit outflows of $9.6 million in the first six months of 2018.  Other short-term borrowings had net cash outflows of $62.4 million in the first six months of 2019 and $49.3 million in the first six months of 2018.  Changes in securities sold under repurchase agreements accounted for $7.5 million in net inflows and $18.5 million in net inflows in the first six months of 2019 and 2018, respectively.

Cash and cash equivalents for the six months ended June 30, 2019, totaled $58.2 million, as compared to $65.3 million as of June 30, 2018.   In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.  As of June 30, 2019, our unused borrowing capacity from the FHLBC totaled $317.2 million, and unpledged securities available-for-sale totaled $153.5 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are  subject to interest-rate risk on the assets we invest in (primarily loans and securities) and the liabilities we fund with (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income.  Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates.

In December 2018, the Federal Reserve raised short-term interest rates by 0.25%.  There is a current market expectation that the Federal Reserve will reduce short-term interest rates in the latter half of 2019.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials began ending the reinvestment of their securities portfolio cash flow in October 2017 which could result in increases in long-term rates if federal budget deficits continue to increase.  We manage interest rate risk within guidelines established by policy which limits are intended to limit our amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2018 and June 30, 2019 are outlined in the table below.

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

We utilize simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2018, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of June 2019 were largely unchanged compared to those of December 2018.  The general balance sheet composition, both assets and liabilities, did not change appreciably during the quarter, which resulted in little change to our interest rate risk profile.  Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  The Federal Funds rate and the Bank's prime rate remained unchanged during the quarter at 2.50% and 5.50%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Because of declines in market interest rates, it was not possible to calculate a decrease of 2% because many of the market interest rates would fall below zero in that scenario.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2019
Dollar change	N/A	$(5,329)	$(2,037)	$1,386	$2,705	$5,149
Percent change	N/A	(5.5)%	(2.2)%	1.4%	2.8%	5.4%

December 31, 2018
Dollar change	$(12,303)	$(5,356)	$(2,062)	$1,084	$2,145	$4,178
Percent change	(12.2)%	(5.3)%	(2.1)%	1.1%	2.1%	4.2%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

3.1	Amendment to Old Second Bancorp, Inc.’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.1	Old Second Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed on April 19, 2019).

10.2	Form of Employee Time Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 Registration Statement (333-231807) filed on May 29, 2019).

10.3	Form of Director Time Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Form S-8 Registration Statement (333-231807) filed on May 29, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: August 7, 2019