Form 10-Q
period 2019-09-30
OLD SECOND BANCORP INC
filed 2019-11-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the Registrant has 29,903,154 shares of common stock outstanding at $1.00 par value per share.

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

•	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions and other counter-party risk;
•	changes in accounting standards, rules and interpretations and the impact on our financial statements;
•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	adverse federal or state tax assessments;
•	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$42,671	$38,599
Interest earning deposits with financial institutions	11,366	16,636
Cash and cash equivalents	54,037	55,235
Securities available-for-sale, at fair value	488,422	541,248
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	10,711	13,433
Loans held-for-sale	5,592	2,984
Loans	1,899,811	1,897,027
Less: allowance for loan and lease losses	19,651	19,006
Net loans	1,880,160	1,878,021
Premises and equipment, net	42,900	42,439
Other real estate owned	4,682	7,175
Mortgage servicing rights, net	5,361	7,357
Goodwill and core deposit intangible	21,404	21,814
Bank-owned life insurance ("BOLI")	62,589	61,544
Deferred tax assets, net	12,691	21,280
Other assets	25,766	23,473
Total assets	$2,614,315	$2,676,003

Liabilities
Deposits:
Noninterest bearing demand	$643,355	$618,830
Interest bearing:
Savings, NOW, and money market	1,004,501	1,040,668
Time	426,635	457,175
Total deposits	2,074,491	2,116,673
Securities sold under repurchase agreements	48,870	46,632
Other short-term borrowings	84,000	149,500
Junior subordinated debentures	57,722	57,686
Senior notes	44,244	44,158
Notes payable and other borrowings	8,856	15,379
Other liabilities	26,111	16,894
Total liabilities	2,344,294	2,446,922

Stockholders’ Equity
Common stock	34,825	34,720
Additional paid-in capital	120,291	119,081
Retained earnings	204,486	175,463
Accumulated other comprehensive income (loss)	6,371	(4,079)
Treasury stock	(95,952)	(96,104)
Total stockholders’ equity	270,021	229,081
Total liabilities and stockholders’ equity	$2,614,315	$2,676,003

	September 30, 2019	December 31, 2018
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,825,340	34,719,517
Shares outstanding	29,903,154	29,763,078
Treasury shares	4,922,186	4,956,439

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$25,109	$23,377	$74,132	$64,625
Loans held-for-sale	47	39	100	94
Securities:
Taxable	2,296	2,491	6,933	7,053
Tax exempt	1,719	2,064	5,958	6,239
Dividends from FHLBC and FRBC stock	154	121	459	338
Interest bearing deposits with financial institutions	119	84	344	230
Total interest and dividend income	29,444	28,176	87,926	78,579
Interest expense
Savings, NOW, and money market deposits	724	642	2,254	1,487
Time deposits	1,672	1,568	4,931	4,187
Securities sold under repurchase agreements	135	140	431	323
Other short-term borrowings	429	311	1,611	916
Junior subordinated debentures	933	930	2,791	2,784
Senior notes	682	672	2,026	2,016
Notes payable and other borrowings	89	173	312	268
Total interest expense	4,664	4,436	14,356	11,981
Net interest and dividend income	24,780	23,740	73,570	66,598
Provision for loan and lease losses	550	-	1,450	728
Net interest and dividend income after provision for loan and lease losses	24,230	23,740	72,120	65,870
Noninterest income
Trust income	1,730	1,644	4,955	4,784
Service charges on deposits	2,020	1,923	5,841	5,284
Secondary mortgage fees	282	199	621	556
Mortgage servicing rights mark to market (loss) gain	(946)	(11)	(2,902)	189
Mortgage servicing income	460	471	1,408	1,550
Net gain on sales of mortgage loans	2,074	965	3,999	3,122
Securities gains, net	3,463	13	4,476	360
Increase in cash surrender value of BOLI	267	347	1,045	946
Death benefit realized on BOLI	-	-	-	1,026
Debit card interchange income	1,124	1,135	3,277	3,279
Other income	1,459	1,128	3,838	3,755
Total noninterest income	11,933	7,814	26,558	24,851
Noninterest expense
Salaries and employee benefits	12,062	11,165	35,261	33,727
Occupancy, furniture and equipment	2,235	1,782	6,149	4,992
Computer and data processing	1,490	1,247	4,346	5,332
FDIC insurance	(114)	162	176	483
General bank insurance	270	230	756	780
Amortization of core deposit intangible	157	136	410	254
Advertising expense	360	492	975	1,325
Debit card interchange expense	279	320	659	902
Legal fees	111	243	480	688
Other real estate expense, net	26	(370)	324	232
Other expense	3,078	3,304	9,738	9,636
Total noninterest expense	19,954	18,711	59,274	58,351
Income before income taxes	16,209	12,843	39,404	32,370
Provision for income taxes	4,036	3,201	9,485	6,978
Net income	$12,173	$9,642	$29,919	$25,392

Basic earnings per share	$0.41	$0.32	$1.00	$0.85
Diluted earnings per share	0.40	0.32	0.98	0.84
Dividends declared per share	0.01	0.01	0.03	0.03

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$12,173	$9,642	$29,919	$25,392

Unrealized holding gains (losses) on available-for-sale securities arising during the period	5,824	(2,801)	23,661	(12,999)
Related tax (expense) benefit	(1,638)	788	(6,657)	3,664
Holding gains (losses) after tax on available-for-sale securities	4,186	(2,013)	17,004	(9,335)

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	3,463	13	4,476	360
Related tax expense	(973)	(3)	(1,257)	(100)
Net realized gains after tax	2,490	10	3,219	260
Other comprehensive income (loss) on available-for-sale securities	1,696	(2,023)	13,785	(9,595)

Changes in fair value of derivatives used for cash flow hedges	(1,996)	628	(4,638)	2,422
Related tax benefit (expense)	559	(176)	1,303	(683)
Other comprehensive (loss) income on cash flow hedges	(1,437)	452	(3,335)	1,739

Total other comprehensive income (loss)	259	(1,571)	10,450	(7,856)
Total comprehensive income	$12,432	$8,071	$40,369	$17,536

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, June 30, 2019	$8,051	$(1,939)	$6,112
Other comprehensive income (loss), net of tax	1,696	(1,437)	259
Balance, September 30, 2019	$9,747	$(3,376)	$6,371

Balance, June 30, 2018	$(4,851)	$364	$(4,487)
Other comprehensive (loss) income, net of tax	(2,023)	452	(1,571)
Balance, September 30, 2018	$(6,874)	$816	$(6,058)

For the nine Months Ended
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	13,785	(3,335)	10,450
Balance, September 30, 2019	$9,747	$(3,376)	$6,371

Balance, December 31, 2017	$2,239	$(760)	$1,479
Reclassification of stranded tax effects	482	(163)	319
Other comprehensive (loss) income, net of tax	(9,595)	1,739	(7,856)
Balance, September 30, 2018	$(6,874)	$816	$(6,058)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$29,919	$25,392
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	2,128	2,128
Securities gains, net	(4,476)	(360)
Provision for loan and lease losses	1,450	728
Originations of loans held-for-sale	(126,929)	(107,947)
Proceeds from sales of loans held-for-sale	127,455	111,169
Net gains on sales of mortgage loans	(3,999)	(3,122)
Mortgage servicing rights mark to market loss (gain)	2,902	(189)
Net discount / premium from accretion on loans	(1,052)	(776)
Increase in cash surrender value of BOLI	(1,045)	(946)
Net gains on sale of other real estate owned	(254)	(716)
Provision for other real estate owned valuation losses	399	485
Depreciation of fixed assets and amortization of leasehold improvements	1,869	1,778
Net (gains) on disposal and transfer of fixed assets	(32)	-
Amortization of core deposit intangible	410	254
Change in current income taxes receivable	3,319	671
Provision for deferred tax expense	4,493	6,777
Change in accrued interest receivable and other assets	(7,441)	533
Accretion of purchase accounting adjustment on time deposits	(38)	-
Amortization of purchase accounting adjustment on notes payable and other borrowings	75	-
Amortization of junior subordinated debentures issuance costs	36	35
Amortization of senior notes issuance costs	86	75
Change in accrued interest payable and other liabilities	6,366	2,432
Stock based compensation	1,905	1,641
Net cash provided by operating activities	37,546	40,042
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	32,631	32,890
Proceeds from sales of securities available-for-sale	177,824	94,663
Purchases of securities available-for-sale	(136,096)	(71,488)
Net proceeds from sales of FHLBC stock	2,722	2,627
Net disbursements from purchases of FRB stock	-	(1,421)
Net change in loans	(2,833)	9,988
Proceeds from claims on BOLI	-	1,204
Improvements in other real estate owned	-	(59)
Proceeds from sales of other real estate owned, net of participation purchase	2,644	4,292
Proceeds from disposition of fixed assets	32	-
Net purchases of premises and equipment	(2,330)	(1,563)
Cash paid for acquisition, net of cash and cash equivalents retained	-	(35,711)
Net cash provided by investing activities	74,594	35,422
Cash flows from financing activities
Net change in deposits	(42,144)	(39,053)
Net change in securities sold under repurchase agreements	2,238	8,792
Net change in other short-term borrowings	(65,500)	(44,000)
Net change in notes payable and other borrowings	(6,598)	(5,317)
Proceeds from exercise of stock options	32	-
Dividends paid on common stock	(896)	(892)
Purchase of treasury stock	(470)	(505)
Net cash used in financing activities	(113,338)	(80,975)
Net change in cash and cash equivalents	(1,198)	(5,511)
Cash and cash equivalents at beginning of period	55,235	55,833
Cash and cash equivalents at end of period	$54,037	$50,322

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264
Net income			12,173			12,173
Other comprehensive income, net of tax				259		259
Dividends declared and paid, ($0.01 per share)			(299)			(299)
Vesting of restricted stock		(135)			135	-
Stock based compensation		664				664
Purchase of treasury stock					(40)	(40)
Balance, September 30, 2019	$34,825	$120,291	$204,486	$6,371	$(95,952)	$270,021

Balance, June 30, 2018	$34,717	$118,082	$157,796	$(4,487)	$(96,294)	$209,814
Net income			9,642			9,642
Other comprehensive loss, net of tax				(1,571)		(1,571)
Dividends declared and paid, ($0.01 per share)			(298)			(298)
Stock based compensation		543				543
Balance, September 30, 2018	$34,717	$118,625	$167,140	$(6,058)	$(96,294)	$218,130

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Nine Months Ended
Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			29,919			29,919
Other comprehensive income, net of tax				10,450		10,450
Dividends declared and paid, ($0.03 per share)			(896)			(896)
Vesting of restricted stock	103	(389)			286	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		1,905				1,905
Purchase of treasury stock					(470)	(470)
Balance, September 30, 2019	$34,825	$120,291	$204,486	$6,371	$(95,952)	$270,021

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			25,392			25,392
Other comprehensive loss, net of tax				(7,856)		(7,856)
Dividends declared and paid, ($0.03 per share)			(892)			(892)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		1,641				1,641
Purchase of treasury stock					(505)	(505)
Balance, September 30, 2018	$34,717	$118,625	$167,140	$(6,058)	$(96,294)	$218,130

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2018.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will primarily affect lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company adopted this standard as of January 1, 2019, and recorded right of use assets of $817,000 with a like lease liability.  As of September 30, 2019, the right of use assets and lessee lease liability both totaled $3.3 million. The Company also recorded leases receivable related to lessor leases of $174,000 as of January 1, 2019 with a like entry to lease liabilities for the lessor position; these tenant leases receivable balances and lessor lease liabilities both totaled approximately $97,000 as of September 30, 2019.  There was no impact to equity for the adoption of this standard on a modified retrospective basis.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU  was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and has determined that a combination of loss rate models utilizing weighted average remaining life, migration and vintage analysis will be used for calculation of future expected losses based on data availability and the characteristics of each loan pool being assessed upon the ASU’s adoption in 2020.  The Company has accumulated historical data by loan pools and collateral classifications, and is reviewing and refining the parallel calculation performed as of September 30, 2019,  to confirm the model processes and determine financial statement impact prior to adoption in 2020.  The Company is also developing internal control processes and disclosure documentation related to adoption of this standard.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

On October 15, 2019, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on November 4, 2019, to stockholders of record as of October 25, 2019; dividends of $299,000 were paid to stockholders on November 4, 2019.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”) and its wholly-owned subsidiary, ABC Bank, which operated four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the retirement of the debentures were funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction.  The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits.  Purchase accounting adjustments recorded include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $10.2 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $10.2 million recorded as goodwill is expected to be deductible for tax purposes.    Acquisition related costs incurred by the Company for the year ended December 31, 2018, totaled $3.5 million, pre-tax, and included $1.1 million of salaries and employee benefits related expenses, and $1.8 million of data processing, computer and ATM related conversion costs.  No acquisition related costs were incurred in the nine months ended September 30, 2019.

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

The following table represents the acquired loans as of date of acquisition and as of September 30, 2019:

	April 20, 2018		September 30, 2019
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,234	$9,403	$134,536
Contractually required principal and interest payments	19,447	220,308	15,083	135,822
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	4,893	614
Best estimate of contractual cash flows expected to be collected	12,910	217,797	10,190	135,208

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $4.5 million at September 30, 2019, and $7.2 million at December 31, 2018. FRBC stock was recorded at $6.2 million at September 30, 2019, and December 31, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2019, and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,009	$29	$-	$4,038
U.S. government agencies	9,304	-	(161)	9,143
U.S. government agencies mortgage-backed	16,338	619	(17)	16,940
States and political subdivisions	227,680	11,962	(915)	238,727
Collateralized mortgage obligations	62,965	1,216	(60)	64,121
Asset-backed securities	82,106	1,243	(167)	83,182
Collateralized loan obligations	72,454	46	(229)	72,271
Total securities available-for-sale	$474,856	$15,115	$(1,549)	$488,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,006	$-	$(83)	$3,923
U.S. government agencies	11,112	-	(161)	10,951
U.S. government agencies mortgage-backed	14,407	45	(377)	14,075
States and political subdivisions	277,112	1,916	(4,961)	274,067
Collateralized mortgage obligations	66,494	79	(2,144)	64,429
Asset-backed securities	108,574	1,165	(225)	109,514
Collateralized loan obligations	65,162	24	(897)	64,289
Total securities available-for-sale	$546,867	$3,229	$(8,848)	$541,248

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2019, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$736	1.92%	$736
Due after one year through five years	4,655	1.88	4,687
Due after five years through ten years	4,645	3.29	4,944
Due after ten years	230,957	3.04	241,541
	240,993	3.02	251,908
Mortgage-backed and collateralized mortgage obligations	79,303	3.15	81,061
Asset-backed securities	82,106	3.27	83,182
Collateralized loan obligations	72,454	4.53	72,271
Total securities available-for-sale	$474,856	3.31%	$488,422

At September 30, 2019, the Company’s investments included $55.7 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $4.7 million, or 8.30% of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from two originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these two issuers and the value of the securities issued follows:

	September 30, 2019
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,840	$27,744
Towd Point Mortgage Trust	33,744	34,378

Securities with unrealized losses at September 30, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. government agencies	-	-	-	4	161	9,143	4	161	9,143
U.S. government agencies mortgage-backed	3	7	3,044	2	10	848	5	17	3,892
States and political subdivisions	3	326	15,526	2	589	6,757	5	915	22,283
Collateralized mortgage obligations	2	44	9,320	3	16	2,332	5	60	11,652
Asset-backed securities	2	101	29,389	1	66	3,213	3	167	32,602
Collateralized loan obligations	5	56	26,932	4	173	25,030	9	229	51,962
Total securities available-for-sale	15	$534	$84,211	16	$1,015	$47,323	31	$1,549	$131,534

	Less than 12 months			12 months or more
December 31, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$83	$3,923	1	$83	$3,923
U.S. government agencies	3	100	7,385	1	61	3,566	4	161	10,951
U.S. government agencies mortgage-backed	-	-	-	11	377	11,439	11	377	11,439
States and political subdivisions	4	126	17,713	33	4,835	110,326	37	4,961	128,039
Collateralized mortgage obligations	2	309	15,211	10	1,835	43,687	12	2,144	58,898
Asset-backed securities	-	-	-	4	225	16,473	4	225	16,473
Collateralized loan obligations	7	721	46,547	1	176	7,824	8	897	54,371
Total securities available-for-sale	16	$1,256	$86,856	61	$7,592	$197,238	77	$8,848	$284,094

Recognition of other-than-temporary impairment was not necessary as of the three months ended September 30, 2019.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2019	2018	2019	2018
Proceeds from sales of securities	$57,228	$1,917	$177,824	$94,663
Gross realized gains on securities	3,841	23	5,432	370
Gross realized losses on securities	(378)	(10)	(956)	(10)
Net realized gains	$3,463	$13	$4,476	$360
Income tax expense on net realized gains	$(973)	$(3)	$(1,257)	$(100)
Effective tax rate applied	28.1%	23.1%	28.1%	27.8%

Securities valued at $328.8 million as of September 30, 2019, an increase from $311.2 million at year-end 2018, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2019	December 31, 2018
Commercial	$333,664	$314,323
Leases	108,152	78,806
Real estate - commercial	826,780	820,941
Real estate - construction	91,066	108,390
Real estate - residential	388,511	407,068
HELOC	126,309	140,442
Other [1]	14,140	14,439
Total loans, excluding deferred loan costs and PCI loans	1,888,622	1,884,409
Net deferred loan costs	2,054	1,653
Total loans, excluding PCI loans	1,890,676	1,886,062
PCI loans, net of purchase accounting adjustments	9,135	10,965
Total loans	$1,899,811	$1,897,027

1 The “Other” class includes consumer and overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 75.4% and 77.9% of the portfolio at September 30, 2019, and December 31, 2018, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$333,516	$148	$333,664	$-
Leases	-	-	-	-	108,078	74	108,152	-
Real estate - commercial
Owner occupied general purpose	1,397	1,216	-	2,613	140,928	1,183	144,724	-
Owner occupied special purpose	1,416	93	-	1,509	173,835	1,591	176,935	-
Non-owner occupied general purpose	623	-	-	623	328,870	564	330,057	-
Non-owner occupied special purpose	-	-	-	-	106,043	2,960	109,003	-
Retail properties	597	-	-	597	51,015	1,122	52,734	-
Farm	-	-	-	-	13,327	-	13,327	-
Real estate - construction
Homebuilder	93	-	-	93	5,142	-	5,235	-
Land	-	-	-	-	12,258	-	12,258	-
Commercial speculative	-	-	-	-	51,991	-	51,991	-
All other	-	-	-	-	21,488	94	21,582	-
Real estate - residential
Investor	-	496	-	496	68,114	379	68,989	-
Multi-family	1	-	-	1	183,475	-	183,476	-
Owner occupied	106	307	-	413	132,933	2,700	136,046	-
HELOC	627	93	18	738	124,556	1,015	126,309	19
Other [1]	7	-	-	7	16,165	22	16,194	-
Total, excluding PCI loans	$4,867	$2,205	$18	$7,090	$1,871,734	$11,852	$1,890,676	$19
PCI loans, net of purchase accounting adjustments	865	-	-	865	6,474	1,796	9,135	-
Total	$5,732	$2,205	$18	$7,955	$1,878,208	$13,648	$1,899,811	$19

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

September 30, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$316,680	$8,905	$8,079	$-	$333,664
Leases	108,078	-	74	-	108,152
Real estate - commercial
Owner occupied general purpose	140,867	851	3,006	-	144,724
Owner occupied special purpose	170,525	4,819	1,591	-	176,935
Non-owner occupied general purpose	325,621	590	3,846	-	330,057
Non-owner occupied special purpose	106,043	-	2,960	-	109,003
Retail Properties	51,015	597	1,122	-	52,734
Farm	10,899	1,218	1,210	-	13,327
Real estate - construction
Homebuilder	5,235	-	-	-	5,235
Land	12,258	-	-	-	12,258
Commercial speculative	51,991	-	-	-	51,991
All other	21,318	-	264	-	21,582
Real estate - residential
Investor	68,005	-	984	-	68,989
Multi-Family	183,046	-	430	-	183,476
Owner occupied	132,146	134	3,766	-	136,046
HELOC	124,185	139	1,985	-	126,309
Other [1]	15,832	340	22	-	16,194
Total, excluding PCI loans	$1,843,744	$17,593	$29,339	$-	$1,890,676
PCI loans, net of purchase accounting adjustments	825	-	8,310	-	9,135
Total	$1,844,569	$17,593	$37,649	$-	$1,899,811

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

December 31, 2018		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$305,993	$8,193	$137	$-	$314,323
Leases	78,806	-	-	-	78,806
Real estate - commercial
Owner occupied general purpose	157,334	1,660	5,278	-	164,272
Owner occupied special purpose	186,218	3,429	4,135	-	193,782
Non-owner occupied general purpose	284,818	202	8,366	-	293,386
Non-owner occupied special purpose	104,526	1,510	3,099	-	109,135
Retail Properties	44,805	-	1,783	-	46,588
Farm	11,307	1,249	1,222	-	13,778
Real estate - construction
Homebuilder	5,102	-	-	-	5,102
Land	2,744	-	-	-	2,744
Commercial speculative	55,410	-	-	-	55,410
All other	42,524	-	2,610	-	45,134
Real estate - residential
Investor	69,242	-	1,216	-	70,458
Multi-Family	195,249	-	979	-	196,228
Owner occupied	135,858	-	4,524	-	140,382
HELOC	138,553	-	1,889	-	140,442
Other [1]	16,061	-	31	-	16,092
Total, excluding PCI loans	$1,834,550	$16,243	$35,269	$-	$1,886,062
PCI loans, net of purchase accounting adjustments	907	2,906	7,152	-	10,965
Total	$1,835,457	$19,149	$42,421	$-	$1,897,027

1 The “Other” class includes consumer, overdrafts and net deferred costs.

The Company had $425,000 and $448,000 in residential real estate loans in the process of foreclosure as of September 30, 2019 and December 31, 2018, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans as of September 30, 2019, and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2019:

				Three Months Ended		Nine Months Ended
	As of September 30, 2019			September 30, 2019		September 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-	$-
Leases	74	75	-	43	-	37	-
Commercial real estate
Owner occupied general purpose	1,254	1,328	-	1,108	2	1,457	5
Owner occupied special purpose	1,591	1,748	-	1,045	-	993	-
Non-owner occupied general purpose	564	595	-	566	-	851	-
Non-owner occupied special purpose	2,960	3,575	-	2,960	-	1,480	-
Retail properties	1,122	1,159	-	1,130	-	561	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	94	131	-	98	-	71	-
Residential
Investor	379	500	-	381	-	366	-
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,059	4,595	-	3,078	11	3,209	32
HELOC	1,032	1,407	-	1,075	-	958	1
Other [1]	4	4	-	4	-	6	-
Total impaired loans with no recorded allowance	12,133	15,117	-	11,488	13	9,989	38

With an allowance recorded
Commercial	148	150	110	149	-	74	-
Leases	-	-	-	57	-	-	-
Commercial real estate
Owner occupied general purpose	125	125	36	395	3	260	11
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	55	55	1	55	2	1,577	4
Non-owner occupied special purpose	-	-	-	-	-	1,549	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	-	-	-	-	-	29	-
Residential
Investor	791	791	10	795	13	799	35
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,280	3,280	55	3,321	37	3,478	117
HELOC	1,359	1,359	55	1,370	20	1,358	59
Other [1]	18	20	7	19	-	21	-
Total impaired loans with a recorded allowance	5,776	5,780	274	6,161	75	9,145	226
Total impaired loans	$17,909	$20,897	$274	$17,649	$88	$19,134	$264

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans as of December 31, 2018, and the average recorded investment and interest income recognized for the three and nine months ended September 30, 2018:

				Three Months Ended		Nine Months Ended
	As of December 31, 2018			September 30, 2018		September 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-	$-
Leases	-	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	1,659	1,782	-	1,263	2	1,035	5
Owner occupied special purpose	395	530	-	417	-	375	-
Non-owner occupied general purpose	1,138	1,159	-	91	-	653	-
Non-owner occupied special purpose	-	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	49	73	-	121	-	125	-
Residential
Investor	353	459	-	368	-	369	-
Multi-Family	-	-	-	-	-	2,361	-
Owner occupied	3,359	4,882	-	4,050	11	4,532	29
HELOC	884	1,003	-	687	-	880	1
Other [1]	7	7	-	15	-	10	-
Total impaired loans with no recorded allowance	7,844	9,895	-	7,012	13	10,340	35

With an allowance recorded
Commercial	-	-	-	-	-	-	-
Leases	-	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	396	396	3	259	22	259	22
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	3,098	4,038	97	-	-	-	-
Non-owner occupied special purpose	3,099	3,575	139	3,099	-	1,550	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	57	58	1	30	-	29	-
Residential
Investor	808	808	4	812	11	820	33
Multi-Family	-	-	-	-	-	-	-
Owner occupied	3,676	3,679	46	3,678	35	3,576	108
HELOC	1,357	1,357	49	1,371	17	1,203	41
Other [1]	24	25	13	14	-	13	-
Total impaired loans with a recorded allowance	12,515	13,936	352	9,263	85	7,450	204
Total impaired loans	$20,359	$23,831	$352	$16,275	$98	$17,790	$239

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Non-owner occupied general purpose
Other[1]	-	$-	$-	1	$58	$55
Retail properties
Other[1]	1	1,159	1,122	1	1,159	1,122
Real estate - residential
Owner occupied
HAMP[2]	-	-	-	3	399	297
HELOC
HAMP[2]	-	-	-	1	39	34
Other[1]	-	-	-	1	39	38
Total	1	$1,159	$1,122	7	$1,694	$1,546

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied general purpose
Other[1]	1	$427	$424	1	$427	$424
Owner occupied special purpose
Other[1]				1	110	52
Real estate - residential
Owner occupied
HAMP[2]	1	211	211	3	383	331
Other[1]	1	34	29	1	34	29
HELOC
HAMP[2]	1	26	26	1	26	26
Rate[3]				1	24	24
Other[1]	2	93	92	9	596	587
Total	6	$791	$782	17	$1,600	$1,473

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

3 Rate:  Refers to interest rate reduction.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended September 30, 2019 and September 30, 2018, for loans that were restructured within the 12 month period prior to default.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of September 30, 2019 and September 30, 2018.  The Company acquired non-PCI loans when it purchased the Chicago branch of Talmer Bank and Trust in late 2016 and in its acquisition of ABC Bank in 2018.  The accretable discount recorded in the third quarter of 2019 totaled $1.0 million; the balance of the non-PCI loan discount was $6.6 million as of September 30, 2019.  In the third quarter of 2018, the accretable discount totaled $775,000; the balance of the non-PCI loan discount was $9.6 million as of September 30, 2018.  The accretable discount recorded for the nine months ended 2019 totaled $1.8 million; the balance of the non-PCI loan discount was $6.6 million as of September 30, 2019.  For the nine months ended 2018, the accretable discount totaled $2.0 million; the balance of the non-PCI loan discount was $9.6 million as of September 30, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Purchased Accounting Accretion

For the Three Months Ended	Accretable Discount- Non-PCI Loans	Accretable Discount- PCI Loans	Non-Accretable Discount- PCI Loans	Total
Beginning balance, July 1, 2019	$1,216	$931	$5,500	$7,647
Accretion	(217)	(218)	(606)	(1,041)
Transfer	-	1	(1)	-
Ending balance, September 30, 2019	$999	$714	$4,893	$6,606

For the Three Months Ended	Accretable Discount- Non-PCI Loans	Accretable Discount- PCI Loans	Non-Accretable Discount- PCI Loans	Total
Beginning balance, July 1, 2018	$2,995	$1,373	$6,403	$10,771
Accretion	(312)	(129)	(334)	(775)
Transfer	(373)	(26)	-	(399)
Ending balance, September 30, 2018	$2,310	$1,218	$6,069	$9,597

For the Nine Months Ended	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2019	$1,867	$1,099	$5,969	$8,935
Accretion	(868)	(340)	(606)	(1,814)
Charge-offs	-	(48)	(467)	(515)
Transfer	-	3	(3)	-
Ending balance, September 30, 2019	$999	$714	$4,893	$6,606

For the Nine Months Ended	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2018	$835	$-	$-	$835
Purchases	3,182	1,551	6,536	11,269
Accretion	(1,334)	(305)	(334)	(1,973)
Transfer	(373)	(28)	(133)	(534)
Ending balance, September 30, 2018	$2,310	$1,218	$6,069	$9,597

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2019, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total

Three months ended September 30, 2019
Beginning balance	$3,377	$961	$10,517	$820	$1,790	$1,335	$572	$19,372
Charge-offs	20	47	159	7	3	19	142	397
Recoveries	10	-	12	-	22	21	61	126
(Release) Provision	(49)	66	(88)	(7)	56	(74)	646	550
Ending balance	$3,318	$980	$10,282	$806	$1,865	$1,263	$1,137	$19,651

Nine months ended September 30, 2019
Beginning balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006
Charge-offs	99	47	432	8	21	298	311	1,216
Recoveries	46	-	47	1	86	79	152	411
Provision (Release)	539	293	197	(156)	(131)	33	675	1,450
Ending balance	$3,318	$980	$10,282	$806	$1,865	$1,263	$1,137	$19,651

Ending balance: Individually evaluated for impairment	$110	$-	$37	$-	$65	$55	$7	$274
Ending balance: Collectively evaluated for impairment	3,208	980	9,690	806	1,800	1,208	1,113	18,805
Ending balance: Acquired and accounted for ASC 310-30	-	-	555	-	-	-	17	572
Total ending allowance balance	$3,318	$980	$10,282	$806	$1,865	$1,263	$1,137	$19,651

Loans:
Ending balance: Individually evaluated for Impairment	$148	$74	$7,671	$94	$7,509	$2,391	$22	$17,909
Ending balance: Collectively evaluated for impairment	333,516	108,078	819,109	90,972	381,002	123,918	16,172	1,872,767
Ending balance: Acquired and accounted for ASC 310-30	-	-	3,933	637	4,565	-	-	9,135
Total ending loans balance	$333,664	$108,152	$830,713	$91,703	$393,076	$126,309	$16,194	$1,899,811

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for three and nine months ended September 30, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended September 30, 2018
Beginning balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321
Charge-offs	7	-	201	-	-	49	115	372
Recoveries	32	-	37	32	83	139	56	379
Provision (Release)	96	31	(144)	(374)	67	(372)	696	-
Ending balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Nine months ended September 30, 2018
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	38	13	609	(16)	(55)	141	316	1,046
Recoveries	141	-	425	35	1,099	277	208	2,185
Provision (Release)	241	(14)	891	82	(1,032)	(474)	1,034	728
Ending balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Ending balance: Individually evaluated for impairment	$-	$-	$185	$42	$59	$61	$26	$373
Ending balance: Collectively evaluated for impairment	2,797	665	10,044	1,014	1,909	1,047	1,479	18,955
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Loans:
Ending balance: Individually evaluated for impairment	$-	$-	$5,782	$109	$8,740	$2,054	$40	$16,725
Ending balance: Collectively evaluated for impairment	306,407	70,661	798,402	112,764	384,858	119,968	14,277	1,807,337
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,126	778	5,983	-	-	10,887
Total ending loan balance	$306,407	$70,661	$808,310	$113,651	$399,581	$122,022	$14,317	$1,834,949

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2019	2018	2019	2018
Balance at beginning of period	$5,668	$8,912	$7,175	$8,371
Property additions, net of acquisition adjustments	305	(217)	305	2,595
Property improvements	-	-	-	59
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,088	1,612	2,390	3,576
Period valuation adjustments	203	119	399	485
Other adjustments	-	-	9	-
Balance at end of period	$4,682	$6,964	$4,682	$6,964

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$8,061	$8,348	$8,027	$8,208
Provision for unrealized losses	203	119	399	485
Reductions taken on sales	(798)	(456)	(960)	(682)
Balance at end of period	$7,466	$8,011	$7,466	$8,011

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on sales, net	$(104)	$(612)	$(254)	$(716)
Provision for unrealized losses	203	119	399	485
Operating expenses	(73)	133	184	502
Less:
Lease revenue	-	10	5	39
Net OREO expense	$26	$(370)	$324	$232

Note 7 – Deposits

Major classifications of deposits were as follows:

	September 30, 2019	December 31, 2018
Noninterest bearing demand	$643,355	$618,830
Savings	304,726	304,400
NOW accounts	413,291	425,878
Money market accounts	286,484	310,390
Certificates of deposit of less than $100,000	222,378	230,781
Certificates of deposit of $100,000 through $250,000	142,669	159,953
Certificates of deposit of more than $250,000	61,588	66,441
Total deposits	$2,074,491	$2,116,673

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 8 – Borrowings

The following table is a summary of borrowings as of September 30, 2019, and December 31, 2018.  Junior subordinated debentures are discussed in detail in Note 9:

	September 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$48,870	$46,632
Other short-term borrowings [1]	84,000	149,500
Junior subordinated debentures	57,722	57,686
Senior notes	44,244	44,158
Notes payable and other borrowings	8,856	15,379
Total borrowings	$243,692	$313,355

1 Includes short-term FHLBC advances for both periods presented as well as the outstanding portion of an operating line of credit as of December 31, 2018, which totaled $4.0 million.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $48.9 million at September 30, 2019, and $46.6 million at December 31, 2018.  The fair value of the pledged collateral was $62.4 million at September 30, 2019 and $72.8 million at December 31, 2018.  At September 30, 2019, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2019, the Bank had $84.0 million in short-term advances outstanding under the FHLBC compared to $145.5 million outstanding as of December 31, 2018; $65.0 million and $10.0 million of the September 30, 2019, balance was issued at 2.02% and 2.04%, respectively, and the remaining $8.9 million was issued at rates ranging from 1.76% to 2.23%.  The additional $4.0 million in other short-term borrowings as of December 31, 2018, was the outstanding portion of a $20.0 million line of credit the Company has with a correspondent bank for short-term funding needs; advances under the line can be outstanding up to 360 days from the date of issuance.  This line of credit was repaid with operating cash on hand in late January 2019.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition.  At September 30, 2019, these advances have a total outstanding balance of $8.9 million and are scheduled to mature over the next seven years with interest rates ranging between 2.19% and 2.83%.  FHLBC stock held at September 30, 2019 was valued at $4.5 million, and any potential FHLBC advances were collateralized by securities with a fair value of $54.9 million and loans with a principal balance of $610.3 million, which carried a FHLBC-calculated combined collateral value of $464.1 million.  The Company had excess collateral of $277.0 million available to secure borrowings at September 30, 2019.  The increase in collateral availability of 367.4% since December 2018 is due to the completion of an analysis of FHLBC loan collateral eligibility in the first quarter of 2019, which expanded the capacity of funding at the FHLBC as additional loan collateral was deemed acceptable.

The Company also has $44.2 million of senior notes outstanding, net of deferred issuance costs, as of September 30, 2019, and December 31, 2018.  The senior notes were issued in December 2016 with a ten years maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of September 30, 2019, and December 31, 2018, unamortized debt issuance costs related to the senior notes were $756,000 and $842,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.40% as of September 30, 2019, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2019, and December 31, 2018, unamortized debt issuance costs related to the junior subordinated debentures were $657,000 and $692,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2008 Plan and the 2014 Plan, the “Plans”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2014 Plan, no further awards were to be granted under the 2008 Plan or any other prior Company equity compensation plan, and following the approval of the 2019 Plan, no further awards will be granted under the 2014 Plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2019, 433,894 shares remained available for issuance under the 2019 Plan.

There were 4,500 stock options exercised and no stock options granted in the nine months ended September 30, 2019, and no stock options granted or exercised in the nine months ended September 30, 2018.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the nine months ended September 30, 2019, is as follows:

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

There were 166,106 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2019.  There were 254,281 restricted stock units issued under the 2014 Plan during the nine months ended September 30, 2018.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plans was $1.9 million and $1.7 million in the first nine months of 2019 and 2018, respectively.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2019, is as follows:

	September 30, 2019
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	552,281	$11.30
Granted	166,106	12.77
Vested	(123,937)	7.43
Forfeited	-	-
Unvested at September 30	594,450	$12.52

Total unrecognized compensation cost of restricted awards was $3.6 million as of September 30, 2019, which is expected to be recognized over a weighted-average period of 1.97 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Earnings Per Share

The earnings per share, both basic and diluted, are included below as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Weighted-average common shares outstanding	29,899,063	29,747,078	29,880,511	29,718,191
Net income	$12,173	$9,642	$29,919	$25,392
Basic earnings per share	$0.41	$0.32	$1.00	$0.85

Diluted earnings per share:
Weighted-average common shares outstanding	29,899,063	29,747,078	29,880,511	29,718,191
Dilutive effect of unvested restricted awards	539,270	563,781	510,454	525,627
Dilutive effect of stock options and warrants	-	73,032	-	53,476
Diluted average common shares outstanding	30,438,333	30,383,891	30,390,965	30,297,294
Net Income	$12,173	$9,642	$29,919	$25,392
Diluted earnings per share	$0.40	$0.32	$0.98	$0.84

The above 2018 earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of September 30, 2018, and was considered dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.  This warrant was not included as a dilutive factor as of September 30, 2019, due to its cashless exercise on January 16, 2019.  As of the date of exercise, the Company’s closing market stock price was $14.23 per share, resulting in 45,836 shares being issued.  The cashless warrant exercise resulted in a net $313,000 reduction to treasury stock as these shares were issued from stock held by the Company.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2019, the Bank exceeded those thresholds.

At September 30, 2019, the Bank’s Tier 1 capital leverage ratio was 12.68%, an increase of 132 basis points from December 31, 2018, and is well above the 8.00% objective.  The Bank’s total capital ratio was 15.72%, an increase of 158 basis points from December 31, 2018, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2019 and December 31, 2018.

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

At September 30, 2019, and December 31, 2018, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$240,643	10.89%	$154,683	7.000%	N/A	N/A
Old Second Bank	325,983	14.83	153,869	7.000	$153,869	6.50%
Total capital to risk weighted assets
Consolidated	316,914	14.34	232,050	10.500	N/A	N/A
Old Second Bank	345,629	15.72	230,859	10.500	230,859	10.00
Tier 1 capital to risk weighted assets
Consolidated	297,268	13.45	187,865	8.500	N/A	N/A
Old Second Bank	325,983	14.83	186,841	8.500	186,841	8.00
Tier 1 capital to average assets
Consolidated	297,268	11.54	103,039	4.00	N/A	N/A
Old Second Bank	325,983	12.68	102,834	4.00	128,542	5.00

December 31, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$207,597	9.29%	$142,444	6.375%	N/A	N/A
Old Second Bank	295,599	13.29	141,791	6.375	$144,571	6.50%
Total capital to risk weighted assets
Consolidated	282,126	12.63	220,648	9.875	N/A	N/A
Old Second Bank	314,600	14.14	219,637	9.875	222,417	10.00
Tier 1 capital to risk weighted assets
Consolidated	263,125	11.78	175,960	7.875	N/A	N/A
Old Second Bank	295,599	13.29	175,153	7.875	177,934	8.00
Tier 1 capital to average assets
Consolidated	263,125	10.08	104,415	4.00	N/A	N/A
Old Second Bank	295,599	11.36	104,084	4.00	130,105	5.00

1  As of September 30, 2019, amounts are shown inclusive of a capital conservation buffer of 2.50%; as compared to 1.875% at December 31, 2018. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

•

Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell.  Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2019, and December 31, 2018, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,038	$-	$-	$4,038
U.S. government agencies	-	9,143	-	9,143
U.S. government agencies mortgage-backed	-	16,940	-	16,940
States and political subdivisions	-	232,854	5,873	238,727
Collateralized mortgage obligations	-	64,121	-	64,121
Asset-backed securities	-	83,182	-	83,182
Collateralized loan obligations	-	72,271	-	72,271
Loans held-for-sale	-	5,592	-	5,592
Mortgage servicing rights	-	-	5,361	5,361
Interest rate swap agreements	-	3,756	-	3,756
Mortgage banking derivatives	-	453	-	453
Total	$4,038	$488,312	$11,234	$503,584

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,532	$-	$8,532
Total	$-	$8,532	$-	$8,532

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,923	$-	$-	$3,923
U.S. government agencies	-	10,951	-	10,951
U.S. government agencies mortgage-backed	-	14,075	-	14,075
States and political subdivisions	-	265,902	8,165	274,067
Corporate bonds	-	-	-	-
Collateralized mortgage obligations	-	64,429	-	64,429
Asset-backed securities	-	109,514	-	109,514
Collateralized loan obligations	-	64,289	-	64,289
Loans held-for-sale	-	2,984	-	2,984
Mortgage servicing rights	-	-	7,357	7,357
Interest rate swap agreements	-	672	-	672
Mortgage banking derivatives	-	159	-	159
Total	$3,923	$532,975	$15,522	$552,420

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$756	$-	$756
Total	$-	$756	$-	$756

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2019
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2019	$-	$8,165	$7,357
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(25)	(2,384)
Included in other comprehensive income	-	898	-
Purchases, issuances, sales, and settlements
Purchases	-	17,643	-
Issuances	-	-	906
Settlements	-	(20,808)	(518)
Ending balance September 30, 2019	$-	$5,873	$5,361

	Nine Months Ended September 30, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	32	-	636
Included in other comprehensive income	34	(805)	-
Purchases, issuances, sales, and settlements
Purchases	-	20,421	-
Issuances	-	-	997
Settlements	(770)	(24,366)	(446)
Ending balance September 30, 2018	$1,564	$9,511	$8,131

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,361	Discounted Cash Flow	Discount Rate	10.0% - 17.0%	10.1%
			Prepayment Speed	7.0 - 69.0%	16.6%

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

In addition to the above, Level 3 fair value measurement included $5.9 million for state and political subdivisions representing various local municipality securities at September 30, 2019.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at September 30, 2018, was $9.5 million and collateralized mortgage obligation balance in Level 3 was $1.6 million.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$5,502	$5,502
Other real estate owned, net[2]	-	-	4,682	4,682
Total	$-	$-	$10,184	$10,184

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $5.8 million and a valuation allowance of $274,000 resulting in a decrease of specific allocations within the allowance for loan and lease losses of $78,000 for the nine months ended September 30, 2019.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $4.7 million, which is made up of the outstanding balance of $13.1 million, net of a valuation allowance of $8.1 million and a participation of $937,000 at September 30, 2019.

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

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $7.2 million, which is made up of the outstanding balance of $16.0 million, net of a valuation allowance of $8.0 million and a participation of $900,000, at December 31, 2018.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  As of September 30, 2019 and 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$42,671	$42,671	$42,671	$-	$-
Interest bearing deposits with financial institutions	11,366	11,366	11,366	-	-
Securities available-for-sale	488,422	488,422	4,038	478,511	5,873
FHLBC and FRBC stock	10,711	10,711	-	10,711	-
Loans held-for-sale	5,592	5,592	-	5,592	-
Net loans	1,880,160	1,915,103	-	-	1,915,103
Accrued interest receivable	9,854	9,854	-	9,854	-

Financial liabilities:
Noninterest bearing deposits	$643,355	$643,355	$643,355	$-	$-
Interest bearing deposits	1,431,136	1,431,267	-	1,431,267	-
Securities sold under repurchase agreements	48,870	48,870	-	48,870	-
Other short-term borrowings	84,000	84,000	-	84,000	-
Junior subordinated debentures	57,722	42,170	34,557	7,613	-
Senior notes	44,244	46,269	46,269	-	-
Note payable and other borrowings	8,856	8,856	-	8,856	-
Interest rate swap agreements	4,696	4,696	-	4,696	-
Borrowing interest payable	744	744	-	744	-
Deposit interest payable	950	950	-	950	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $256,000 will be reclassified as an increase to interest expense.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $176,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at September 30, 2019; $11.3 million of investment securities were required to be pledged to two correspondent financial institutions.  The Bank had $260,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2018; no investment securities were required to be pledged.  At September 30, 2019, the notional amount of non-hedging interest rate swaps was $174.5 million with a weighted average maturity of 6.0 years.  At December 31, 2018, the notional amount of non-hedging interest rate swaps was $188.9 million with a weighted average maturity of 6.6 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019, and December 31, 2018.

Fair Value of Derivative Instruments

			September 30, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	4,696
Total derivatives designated as hedging instruments				-		4,696

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	24	174,531	Other Assets	3,756	Other Liabilities	3,756
Interest rate lock commitments and forward contracts	141	50,520	Other Assets	453	Other Liabilities	-
Other contracts	4	28,231	Other Assets	-	Other Liabilities	79
Total derivatives not designated as hedging instruments				4,209		3,835

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

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $2.0 million as of September 30, 2019, and a loss in AOCI of $599,000 as of September 30, 2018.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $12,000 and $29,000 for the three months ended September 30, 2019, and September 30, 2018, respectively.  The amount of the loss reclassified from AOCI to interest income or interest expense on the income statement totaled $27,000 and $145,000 for the nine months ended September 30, 2019, and September 30, 2018, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2019, and December 31, 2018.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table is a summary of letter of credit commitments:

	September 30, 2019			December 31, 2018
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$339	$7,418	$7,757	$327	$7,158	$7,485
Commercial standby	-	354	354	-	397	397
Performance standby	571	6,312	6,883	532	6,381	6,913
	910	14,084	14,994	859	13,936	14,795
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$910	$14,151	$15,061	$859	$14,003	$14,862

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2019, as compared to September 30, 2018, and our financial condition at September 30, 2019 and December 31, 2018.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2018.  The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and September 2019 and 2018 amounts are unaudited.

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

Financial Overview

Our community-focused banking franchise experienced growth in total loans in the third quarter of 2019, compared to both the year ended December 31, 2018 and the third quarter of 2018, and we believe we are positioned for further loan growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007 to 2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.  Overall stable market conditions over the past few years are reflected in the financials presented for the reporting period ended September 30, 2019.

The following provides an overview of some of the factors impacting our financial performance for the quarter and nine month period ending September 30, 2019:

•

Net income for the third quarter of 2019 was $12.2 million, or $0.40 per diluted share, compared to $9.6 million, or $0.32 per diluted share, for the third quarter of 2018.  Net income for the nine months ended September 30, 2019, totaled $29.9 million, or $0.98 per diluted share, compared to $25.4 million, or $0.84 per diluted share for the nine months ended September 30, 2018.

•

Net interest and dividend income was $24.8 million for the third quarter of 2019, compared to $23.7 million for the third quarter September 30, 2018.  Net interest and dividend income was $73.6 million for the nine months ended September 30, 2019, compared to $66.6 million for the like period in 2018. The increases in 2019 were primarily due to growth in our loan portfolio, as well as a more profitable loan product mix, with increases in our commercial, leases and real estate-commercial loan portfolios and reductions in our real estate-residential and construction loan portfolios.

•

Noninterest income was $11.9 million for the third quarter of 2019, compared to $7.8 million for the third quarter of 2018.  The increase was primarily due to pretax securities gains, net, of $3.5 million in the third quarter of 2019, compared to $13,000 in the third quarter of 2018, as well as growth in net gain on sales of mortgage loans of $1.1 million, compared to the third quarter of 2018.  This increase was partially offset by a $946,000 interest rate driven mark to market loss on mortgage servicing rights (“MSR”) recorded in the third quarter of 2019, compared to $11,000 of MSR losses recorded in the third quarter of 2018.  Noninterest income was $26.6 million for the nine months ended September 30, 2019, which reflected a 6.9% increase from the like period in 2018, due primarily to a $4.1 million increase in income related to pretax securities gains, net, for the nine months ended September 30, 2019, partially offset by a $3.1 million interest rate driven mark to market loss on MSRs increase for the nine months ended September 30, 2019, compared to a $189,000 MSR gain recorded for the nine months ended September 30, 2018.

•

Noninterest expense was $20.0 million for the third quarter of 2019, compared to $18.7 million for the third quarter of 2018, an increase of $1.2 million, or 6.6%.  Noninterest expense totaled $59.3 million for the nine months ended September 30, 2019, compared to $58.4 million for the like 2018 period, reflecting an increase of $923,000, or 1.6%.  The increases in 2019 were due primarily to an increase in salaries and employee benefit expense related to recent hires within our commercial lending team, as well as growth in occupancy, furniture and equipment expense due to scheduled facilities repairs.

•

Income tax expense increased in the third quarter of 2019 compared to the like period in 2018, due primarily to the increase in pretax income of $3.4 million. The effective tax rate was 24.9% for both the third quarter of 2019 and 2018.  Income tax expense for the nine months ended September 30, 2019 totaled $9.5 million, which was $2.5 million, or 35.9%, higher than the income tax expense for the nine months ended September 30, 2018, due primarily to the increase in pretax income of $7.0 million. The effective tax rate was 24.1% for the nine months ended September 30, 2019, compared to 21.6% for the nine months ended September 30, 2018.

•	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining relatively steady at 0.7% as of September 30, 2019 and 0.6% as of September 30, 2018.

•

We added $11.4 million of purchase credit impaired loans (“PCI loans”), net of purchase accounting adjustments, in our acquisition of ABC Bank in the second quarter of 2018.  As of September 30, 2019, PCI loans, net of purchase accounting adjustments, totaled $9.1 million, and PCI loans to total loans was 0.5%.  As of September 30, 2018, PCI loans, net of purchase accounting adjustments, totaled $10.9 million, and PCI loans to total loans was 0.6%.  We had no PCI loans before our acquisition of ABC Bank.

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

Results of Operations

Overview

Three months ended September 30, 2019 and 2018

Our income before taxes was $16.2 million in the third quarter of 2019 compared to $12.8 million in the third quarter of 2018.  The $3.4 million increase in pretax income for the third quarter of 2019, compared to the like quarter in 2018, resulted in a $835,000 increase in income tax expense for the third quarter of 2019, compared to the like quarter in 2018.   Our net income was $12.2 million, or $0.40 per diluted share, for the third quarter of 2019, compared to net income of $9.6 million, or $0.32 per diluted share, for the third quarter of 2018.

The increase in net income was driven by a $1.3 million increase in interest and dividend income in the third quarter of 2019, compared to the third quarter of 2018, primarily because of higher loan yields in the 2019 period due to growth in average volumes, partially offset by a $228,000 increase in interest expense.  In addition, our noninterest income increased $4.1 million in the third quarter of 2019, compared to the like quarter in 2018, which was partially offset by a $1.2 million increase in noninterest expense in the third quarter of 2019, compared to the third quarter of 2018.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the third quarter of 2019 totaled $51.7 million, primarily in commercial loans and leases, compared to the third quarter of 2018.  Management’s review of the loan portfolio resulted in $550,000 of provision expense in the third quarter of 2019, based on analysis of the allowance and loan portfolio held; no provision expense was recorded in the third quarter of 2018.  Our allowance for loan and lease loss analysis methodology remained consistent, with no material changes incorporated in the third quarter of 2019 from the prior quarter.

Nine months ended September 30, 2019 and 2018

Our income before taxes was $39.4 million for the nine months ended September 30, 2019, compared to $32.4 million for the nine months ended September 30, 2018.  The $7.0 million increase in pretax income for the nine months ended September 30, 2019, compared to the like period in 2018, resulted in a $2.5 million increase in income tax expense for the nine months ended September 30, 2019, compared to the like period in 2018.

Our net income was $29.9 million, or $0.98 per diluted share, for the nine months ended September 30, 2019, compared to net income of $25.4 million, or $0.84 per diluted share, for the nine months ended September 30, 2018.  The increase in net income was driven by a $9.3 million increase in interest and dividend income for the nine months ended September 30, 2019, compared the like period of 2018, driven by increased average loan volumes due to organic loan and lease growth and a select HELOC portfolio purchase in late 2018, partially offset by a $2.4 million increase in interest expense and an additional $722,000 in provision expense.  Also impacting net income was a $1.7 million increase in noninterest income for the nine months ended September 30, 2019, compared to the 2018 period, driven primarily by an increase in pretax securities gains, net, of $4.1 million for the nine months ended September 30, 2019, compared to the like 2018 period.

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

Three months ended September 30, 2019 and 2018

Our net interest and dividend income increased by $1.1 million, from $23.7 million for the third quarter of 2018, to $24.8 million for the third quarter of 2019.  Our interest and dividend income decreased $142,000, or 0.48%, for the third quarter 2019, compared to the second quarter of 2019, but reflected an increase of $1.3 million, or 4.5%, compared to the third quarter of 2018.  Interest and dividend income (TE) increased by $1.2 million, or 4.1%, from $28.7 million for the third quarter of 2018, to $29.9 million for the third quarter of 2019.

Average earning assets for the third quarter of 2019 were $2.42 billion, reflecting a decrease of $26.4 million compared to the second quarter of 2019, but an increase of $9.6 million compared to the third quarter of 2018.  Total average loans, including loans held-for-sale, totaled $1.90 billion in the third quarter of 2019, which reflected a decrease of $1.9 million compared to the second quarter of 2019, but an increase of $52.9 million compared to the third quarter of 2018.  The growth in average loan balances and resultant interest income in the year over year period was primarily due to an increase in commercial, lease and real estate-commercial loans stemming from organic growth, as well as a HELOC portfolio purchase of $20.7 million in late 2018.    For the third quarter of 2019, yields on average securities decreased by 14 basis points and yields on average loans increased by 23 basis points, each compared to the third quarter of 2018, due primarily to the growth in loans partially funded by securities.

Average interest bearing liabilities decreased $59.8 million, or 3.5%, in the third quarter of 2019, compared to the second quarter of 2019, and decreased $96.6 million, or 5.5%, compared to third quarter of 2018.  The reduction in average interest bearing deposits from the prior quarter and prior year periods was partially offset by growth in average noninterest bearing deposits of $6.3 million, compared to the prior quarter, and $25.9 million, compared to like 2018 quarter, primarily consisting of commercial demand deposits.  Average other short-term borrowings, which primarily consist of FHLBC advances, decreased $18.1 million in the third quarter of 2019, compared to the second quarter of 2019, and increased $20.2 million compared to the third quarter of 2018.  The average rate paid on short-term FHLBC advances was impacted by the reduction in interest rates  in the third quarter of 2019, resulting in an average rate of 2.26% for the third quarter of 2019, compared to 2.47% for the second quarter of 2019 and 2.24% for the third quarter of 2018.  In addition, we acquired notes payable and other borrowings in our acquisition of ABC Bank, consisting solely of long-term FHLBC advances, which resulted in increases to average interest bearing liabilities of $11.0 million for the third quarter of 2019, $13.1 million for the second quarter of 2019, and $20.8 million for the third quarter of 2018.  The average cost of funds on these long-term advances was 3.22% for the third quarter of 2019, 3.28% for the second quarter of 2019, and 3.30% for the third quarter of 2018.  The rate on our junior subordinated debentures was within a seven basis point range over the past year, reflecting an average rate of 6.41% for the third quarter of 2019, 6.47% for the second quarter of 2019, and 6.40% for the third quarter of 2018.

Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 4.14% for the third quarter of 2019, reflecting one basis point decrease from the second quarter of 2019, and an increase of 14 basis points from the third quarter of 2018.  The average tax-equivalent yield on earning assets decreased to 4.90% for the third quarter of 2019, compared to 4.94% for the second quarter of 2019, but reflected an increase compared to 4.73% for the third quarter of 2018.  The decreases in net interest margin and the yield on average earning assets for the third quarter of 2019, compared to the second quarter of 2019, was attributable to a decline in loan and security volumes and interest rate reductions in the third quarter of 2019.  The cost of funds on interest bearing liabilities was 1.11% for the third quarter of 2019, 1.13% for the second quarter of 2019, and 1.00% for the third quarter of 2018.  The decrease in our cost of funds for the linked quarter in the 2019 period was driven by declining interest bearing deposit volumes in the third quarter of 2019 and the decline in interest rates in the third quarter, specifically impacting the rates on FHLBC advances.

Nine months ended September 30, 2019 and 2018

Our net interest and dividend income increased by $7.0 million, from $66.6 million for the nine months ended September 30, 2018, to $73.6 million for the nine months ended September 30, 2019.  Our interest and dividend income increased $9.3 million, or 11.9%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.  Interest and dividend income (TE) increased by $9.3 million from $80.3 million for the nine months ended September 30, 2018 to $89.5 million for the nine months ended September 30, 2019.

Average earning assets for the nine months ended September 30, 2019 were $2.43 billion, reflecting an increase of $109.0 million compared to the nine months ended September 30, 2018.  The yield on average earning assets for the nine months ended September 30, 2019 was 4.91%, compared to 4.61% for the nine months ended September 30, 2018.  Total average loans, including loans held-for-sale, totaled $1.90 billion for the nine months ended September 30, 2019, which reflected an increase of $143.7 million compared to the nine months ended September 30, 2018.  The growth in average loan balances and the resultant interest income was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018, organic loan growth and the rising interest rate environment for the majority of the year over year period.  For the nine months ended September 30, 2019, yields on average securities increased by 16 basis points and yields on average loans increased by 30 basis points, each as compared to the nine months ended September 30, 2018, due primarily to the rising interest rate environment. The $3.5 million gain on sale recorded in the third quarter of 2019 was driven by the sale of approximately $57.2 million of tax exempt municipal securities, as the spread risk on these assets has increased considerably due to historically tight spreads in the sector. The security sales occurred to reduce the exposure related to this risk; these sale proceeds were partially used to purchase taxable municipal bonds, which had spread levels near their historical average.

Average interest bearing liabilities increased $18.1 million, or 1.07%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The reduction in average interest bearing deposits for the nine months ended September 30, 2019, compared to the like 2018 period, was partially offset by growth in average noninterest bearing deposits of $41.0 million, primarily consisting of commercial demand deposits.   The increase was due primarily to increases in other short-term borrowings of

$22.1 million, which primarily consist of FHLBC advances.  The average rate paid on short-term FHLBC advances was impacted by the higher interest rate environment, resulting in an average rate of 2.42% for the nine months ended September 30, 2019, compared to 1.83% for the nine months ended September 30, 2018.  In addition, we acquired notes payable and other borrowings in our acquisition of ABC Bank, consisting solely of long-term FHLBC advances, which resulted in an increase to average interest bearing liabilities of $13.1 million for the nine months ended September 30, 2019, and an increase of $13.6 million for the nine months ended September 30, 2018.  The average cost of funds on these long-term advances was 3.18% for the nine months ended September 30, 2019, compared to 2.64% for the nine months ended September 30, 2018.  The rate on our junior subordinated debentures was 6.47% for the nine months ended September 30, 2019, compared to 6.46% for the nine months ended September 30, 2018.

Our net interest margin (TE) for the nine months ended September 30, 2019, was 4.13% compared to 3.92% for the nine months ended September 30, 2018, reflecting a 21 basis point increase. The increase in net interest margin for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to the ABC Bank acquisition and organic loan growth, as well as a shift to noninterest bearing deposit accounts, which partially offset increases in cost of funds due to the rising rate environment year over year.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$21,425	$119	2.20	$19,053	$111	2.34	$17,975	$84	1.85
Securities:
Taxable	260,842	2,296	3.49	229,263	2,223	3.89	268,015	2,491	3.69
Non-taxable (TE)[1]	233,208	2,176	3.70	290,743	2,710	3.74	274,282	2,612	3.78
Total securities (TE)[1]	494,050	4,472	3.59	520,006	4,933	3.80	542,297	5,103	3.73
Dividends from FHLBC and FRBC	10,398	154	5.88	11,317	156	5.53	8,905	121	5.39
Loans and loans held-for-sale[1,2]	1,895,454	25,159	5.27	1,897,324	24,958	5.28	1,842,561	23,421	5.04
Total interest earning assets	2,421,327	29,904	4.90	2,447,700	30,158	4.94	2,411,738	28,729	4.73
Cash and due from banks	34,315	-	-	33,618	-	-	34,608	-	-
Allowance for loan and lease losses	(19,452)	-	-	(19,435)	-	-	(19,696)	-	-
Other noninterest bearing assets	172,250	-	-	174,075	-	-	191,296	-	-
Total assets	$2,608,440			$2,635,958			$2,617,946

Liabilities and Stockholders' Equity
NOW accounts	$420,437	$334	0.32	$442,430	$373	0.34	$444,790	$301	0.27
Money market accounts	282,797	269	0.38	288,698	262	0.36	319,492	250	0.31
Savings accounts	308,483	121	0.16	313,822	124	0.16	300,519	91	0.12
Time deposits	420,429	1,672	1.58	422,975	1,641	1.56	467,933	1,568	1.33
Interest bearing deposits	1,432,146	2,396	0.66	1,467,925	2,400	0.66	1,532,734	2,210	0.57
Securities sold under repurchase agreements	40,342	135	1.33	44,184	147	1.33	46,850	140	1.19
Other short-term borrowings	75,310	429	2.26	93,369	575	2.47	55,119	311	2.24
Junior subordinated debentures	57,716	933	6.41	57,704	931	6.47	57,669	930	6.40
Senior notes	44,222	682	6.12	44,196	672	6.10	44,121	672	6.04
Notes payable and other borrowings	10,973	89	3.22	13,101	107	3.28	20,768	173	3.30
Total interest bearing liabilities	1,660,709	4,664	1.11	1,720,479	4,832	1.13	1,757,261	4,436	1.00
Noninterest bearing deposits	651,863	-	-	645,580	-	-	625,982	-	-
Other liabilities	30,329	-	-	19,586	-	-	20,142	-	-
Stockholders' equity	265,539	-	-	250,313	-	-	214,561	-	-
Total liabilities and stockholders' equity	$2,608,440			$2,635,958			$2,617,946
Net interest income (GAAP)		$24,780			$24,754			$23,740
Net interest margin (GAAP)			4.06			4.06			3.91

Net interest income (TE)[1]		$25,240			$25,326			$24,293
Net interest margin (TE)[1]			4.14			4.15			4.00
Interest bearing liabilities to earning assets	68.59%			70.29%			72.86%

 1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2019 and 2018. See the discussion entitled “Non-GAAP Presentations” below and the table on page 46 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 46, and includes fees of $295,000, $184,000 and $197,000 for the third quarter of 2019, the second quarter of 2019, and the third quarter of 2018, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2019			2018
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$19,783	$344	2.32	$17,000	$230	1.81
Securities:
Taxable	242,417	6,933	3.82	268,640	7,053	3.51
Non-taxable (TE)[1]	266,694	7,542	3.78	280,221	7,897	3.77
Total securities (TE)[1]	509,111	14,475	3.80	548,861	14,950	3.64
Dividends from FHLBC and FRBC	11,056	459	5.55	8,815	338	5.13
Loans and loans held-for-sale [1,2]	1,896,096	74,243	5.24	1,752,406	64,740	4.94
Total interest earning assets	2,436,046	89,521	4.91	2,327,082	80,258	4.61
Cash and due from banks	33,896	-	-	33,719	-	-
Allowance for loan and lease losses	(19,375)	-	-	(18,823)	-	-
Other noninterest bearing assets	175,998	-	-	178,228	-	-
Total assets	$2,626,565			$2,520,206

Liabilities and Stockholders' Equity
NOW accounts	$437,025	$1,086	0.33	$439,283	$715	0.22
Money market accounts	290,206	801	0.37	304,362	552	0.24
Savings accounts	310,018	367	0.16	288,499	220	0.10
Time deposits	429,403	4,931	1.54	437,401	4,187	1.28
Interest bearing deposits	1,466,652	7,185	0.65	1,469,545	5,674	0.52
Securities sold under repurchase agreements	43,210	431	1.33	43,951	323	0.98
Other short-term borrowings	88,918	1,611	2.42	66,802	916	1.83
Junior subordinated debentures	57,704	2,791	6.47	57,657	2,784	6.46
Senior notes	44,196	2,026	6.13	44,096	2,016	6.11
Notes payable and other borrowings	13,100	312	3.18	13,597	268	2.64
Total interest bearing liabilities	1,713,780	14,356	1.12	1,695,648	11,981	0.94
Noninterest bearing deposits	641,053	-	-	600,052	-	-
Other liabilities	21,285	-	-	16,619	-	-
Stockholders' equity	250,447	-	-	207,887	-	-
Total liabilities and stockholders' equity	$2,626,565			$2,520,206
Net interest income (GAAP)		$73,570			$66,598
Net interest margin (GAAP)			4.04			3.83

Net interest income (TE)[1]		$75,165			$68,277
Net interest margin (TE)[1]			4.13			3.92
Interest bearing liabilities to earning assets	70.35%			72.87%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2019 and 2018. See the discussion entitled “Non-GAAP Presentations” below and the table on page 46 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 46, and includes fees of $708,000 and $611,000 for the first nine months of 2019 and 2018, respectively. Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2019 and 2018 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Net Interest Margin
Interest income (GAAP)	$29,444	$29,586	$28,176	$87,926	$78,579
Taxable-equivalent adjustment:
Loans	3	3	5	11	21
Securities	457	569	548	1,584	1,658
Interest and dividend income (TE)	29,904	30,158	28,729	89,521	80,258
Interest expense (GAAP)	4,664	4,832	4,436	14,356	11,981
Net interest income (TE)	$25,240	$25,326	$24,293	$75,165	$68,277
Net interest income (GAAP)	$24,780	$24,754	$23,740	$73,570	$66,598
Average interest earning assets	$2,421,327	$2,447,700	$2,411,738	$2,436,046	$2,327,082
Net interest margin (GAAP)	4.06%	4.06%	3.91%	4.04%	3.83%
Net interest margin (TE)	4.14%	4.15%	4.00%	4.13%	3.92%

Noninterest Income

Three months ended September 30, 2019 and 2018

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2019
Noninterest Income	Three Months Ended			Percent Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2019	2019	2018	2019	2018
Trust income	$1,730	$1,739	$1,644	(0.5)	5.2
Service charges on deposits	2,020	1,959	1,923	3.1	5.0
Residential mortgage banking revenue
Secondary mortgage fees	282	203	199	38.9	41.7
Mortgage servicing rights mark to market (loss)	(946)	(1,137)	(11)	16.8	N/M
Mortgage servicing income	460	491	471	(6.3)	(2.3)
Net gain on sales of mortgage loans	2,074	1,163	965	78.3	114.9
Total residential mortgage banking revenue	1,870	720	1,624	159.7	15.1
Securities gain, net	3,463	986	13	251.2	N/M
Increase in cash surrender value of BOLI	267	320	347	(16.6)	(23.1)
Debit card interchange income	1,124	1,166	1,135	(3.6)	(1.0)
Other income	1,459	1,253	1,128	16.4	29.3
Total noninterest income	$11,933	$8,143	$7,814	46.5	52.7

Noninterest income for the third quarter of 2019 increased $3.8 million, or 46.5%, compared to the second quarter of 2019, and increased $4.1 million, or 52.7%, compared to the third quarter of 2018.

The $3.8 million increase in noninterest income in the third quarter of 2019, compared to the second quarter of 2019, was driven primarily by a $2.5 million increase in pretax securities gain, net, in the third quarter of 2019, primarily due to tax exempt security sales in the quarter.  In addition, aggregate increases of $1.4 million were reflected in the third quarter of 2019 in service charges on deposits, total residential mortgage banking revenue, and other income, compared to the second quarter of 2019.  Due to interest rate driven valuation reductions, income related to the cash surrender value of BOLI decreased $53,000 in the third quarter of 2019, compared to the prior linked quarter.

The $4.1 million increase in noninterest income for the third quarter of 2019, compared to the third quarter of 2018, was primarily driven by a $3.5 million increase in pretax securities gains, net, in the third quarter of 2019, as well as growth in net gain on sales of mortgage loans of $1.1 million, compared to the third quarter of 2018.  In addition, service charges on deposits, total residential mortgage banking income, and other income reflected increases in the year over year period.  These increases were partially offset by a $946,000 interest rate driven mark to market loss on mortgage servicing rights (“MSR”) recorded in the third quarter of 2019, compared to $11,000 of MSR losses recorded in the third quarter of 2018.

Nine months ended September 30, 2019 and 2018

The following table details the major components of noninterest income for the nine month periods presented:

Noninterest Income	Nine Months Ended		YTD
	September 30,	September 30,	Percent
	2019	2018	Change
Trust income	$4,955	$4,784	3.6
Service charges on deposits	5,841	5,284	10.5
Residential mortgage banking revenue
Secondary mortgage fees	621	556	11.7
Mortgage servicing rights mark to market (loss) gain	(2,902)	189	N/M
Mortgage servicing income	1,408	1,550	(9.2)
Net gain on sales of mortgage loans	3,999	3,122	28.1
Total residential mortgage banking revenue	3,126	5,417	(42.3)
Securities gain, net	4,476	360	N/M
Increase in cash surrender value of BOLI	1,045	946	10.5
Debit card interchange income	3,277	3,279	(0.1)
Other income	3,838	3,755	2.2
Total noninterest income	$26,558	$24,851	6.9

N/M - Not meaningful

Noninterest income for the nine months ended September 30, 2019 increased $1.7 million, or 6.9%, compared to the nine months ended September 30, 2018.  The increase in noninterest income for the nine months ended September 30, 2019, compared to the prior year period, was primarily driven by a $4.1 million increase in pretax securities gains, net.  This increase was partially offset by the $2.3 million decrease in total residential mortgage banking revenue, which included a $3.1 million increase in the interest rate driven mark to market loss on MSRs for the nine months ended September 30, 2019, compared to a $189,000 MSR gain recorded for the nine months ended September 30, 2018, due to the impact of changes in interest rates.

Noninterest Expense

Three months ended September 30, 2019 and 2018

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2019
Noninterest Expense	Three Months Ended			Percent Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2019	2019	2018	2019	2018
Salaries	$9,460	$9,004	$8,509	5.1	11.2
Officers incentive	923	893	820	3.4	12.6
Benefits and other	1,679	1,690	1,836	(0.7)	(8.6)
Total salaries and employee benefits	12,062	11,587	11,165	4.1	8.0
Occupancy, furniture and equipment expense	2,235	1,925	1,782	16.1	25.4
Computer and data processing	1,490	1,524	1,247	(2.2)	19.5
FDIC insurance	(114)	116	162	(198.3)	(170.4)
General bank insurance	270	236	230	14.4	17.4
Amortization of core deposit intangible asset	157	121	136	29.8	15.4
Advertising expense	360	381	492	(5.5)	(26.8)
Debit card interchange expense	279	233	320	19.7	(12.8)
Legal fees	111	243	243	(54.3)	(54.3)
Other real estate owned expense, net	26	248	(370)	(89.5)	(107.0)
Other expense	3,078	3,512	3,304	(12.4)	(6.8)
Total noninterest expense	$19,954	$20,126	$18,711	(0.9)	6.6
Efficiency ratio (GAAP)[1]	59.46%	61.91%	60.06%
Adjusted efficiency ratio (non-GAAP)[2]	58.53%	60.66%	59.11%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 49 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2019 decreased $172,000, or 0.9%, compared to the second quarter of 2019, and increased $1.2 million, or 6.6%, compared to the third quarter of 2018.

The decrease in noninterest expense in the third quarter of 2019, compared to the second quarter of 2019, was primarily attributable to a $222,000 decrease in other real estate expense, net, and a decrease of $434,000 in other expense due to decline in appraisal and commercial loan related fees, consulting fees, and the timing of audit fees.  FDIC insurance also reflected a decrease in the third quarter of 2019, compared to the second quarter of 2019, due to an assessment credit being issued through the first quarter of 2020.

The increase in noninterest expense in the third quarter of 2019, compared to the third quarter of 2018, is primarily attributable to growth in salaries and employee benefits primarily related to recent hires within our commercial lending team, as well as growth in occupancy, furniture and equipment expense due to scheduled facilities maintenance, and net gains on the sale of OREO in the third quarter of 2018 that were not repeated in the third quarter of 2019.   Partially offsetting the year over year increases were aggregate reductions of $807,000 in FDIC insurance, advertising expenses, legal fees, debit card interchange expense, and other expenses, compared to the third quarter of 2018.

Nine months ended September 30, 2019 and 2018

The following table details the major components of noninterest expense for the nine month periods presented:

Noninterest Expense	Nine Months Ended		YTD
	September 30,	September 30,	Percent
	2019	2018	Change
Salaries	$27,098	$25,547	6.1
Officers incentive	2,698	2,347	15.0
Benefits and other	5,465	5,833	(6.3)
Total salaries and employee benefits	35,261	33,727	4.5
Occupancy, furniture and equipment expense	6,149	4,992	23.2
Computer and data processing	4,346	5,332	(18.5)
FDIC insurance	176	483	(63.6)
General bank insurance	756	780	(3.1)
Amortization of core deposit intangible asset	410	254	61.4
Advertising expense	975	1,325	(26.4)
Debit card interchange expense	659	902	(26.9)
Legal fees	480	688	(30.2)
Other real estate owned expense, net	324	232	39.7
Other expense	9,738	9,636	1.1
Total noninterest expense	$59,274	$58,351	1.6
Efficiency ratio (GAAP)[1]	61.20%	64.25%
Adjusted efficiency ratio (non-GAAP)[2]	60.03%	59.10%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 49 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2019, increased $923,000, or 1.6%, compared to the nine months ended September 30, 2018, primarily due to the increase in salaries and employee benefits of $1.5 million and occupancy, furniture and equipment expense of $1.2 million compared to the nine months ended September 30, 2018.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2019	2019	2018	2019	2019	2018
Efficiency Ratio / Adjusted Efficiency Ratio
Noninterest expense	$19,954	$20,126	$18,711	$19,954	$20,126	$18,711
Less amortization of core deposit	157	121	136	157	121	136
Less other real estate expense, net	26	248	(370)	26	248	(370)
Less acquisition related costs	N/A	N/A	N/A	-	-	(82)
Noninterest expense less adjustments	$19,771	$19,757	$18,945	$19,771	$19,757	$19,027

Net interest income	$24,780	$24,754	$23,740	$24,780	$24,754	$23,740
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	3	3	5
Securities	N/A	N/A	N/A	457	569	548
Net interest income including adjustments	24,780	24,754	23,740	25,240	25,326	24,293
Noninterest income	11,933	8,143	7,814	11,933	8,143	7,814
Less securities gain, net	3,463	986	13	3,463	986	13
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI	N/A	N/A	N/A	71	85	92
Noninterest income (less) / including adjustments	8,470	7,157	7,801	8,541	7,242	7,893

Net interest income including adjustments plus noninterest income (less) / including adjustments	$33,250	$31,911	$31,541	$33,781	$32,568	$32,186
Efficiency ratio / Adjusted efficiency ratio	59.46%	61.91%	60.06%	58.53%	60.66%	59.11%

Income Taxes

We recorded tax expense of $4.0 million on $16.2 million of pretax income for the third quarter of 2019, compared to income tax expense of $3.0 million in the second quarter of 2019, and $3.2 million of income tax expense in the third quarter of 2018.  The effective tax rate for the third quarter of 2019 was 24.9%, compared to 24.7% for the second quarter of 2019, and 24.9% for the third quarter of 2018.

We recorded tax expense of $9.5 million on $39.4 million of pretax income for the nine months ended September 30, 2019, compared to income tax expense of $7.0 million on $32.4 million of pretax income for the nine months ended September 30, 2018.  The effective tax rate for the nine months ended September 30, 2019 was 24.1%, which was an increase from the effective tax rate of 21.6% for the nine months ended September 30, 2018, due to higher levels of taxable income in the nine months ended September 30, 2019, as the 2018 period included $1.0 million of proceeds from a nontaxable BOLI death benefit, and the 2019 period included lower levels of tax exempt securities income.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter or nine months ended September 30, 2019.  We had no valuation reserve on the deferred tax assets as of September 30, 2019.

Financial Condition

Total assets decreased $61.7 million from $2.68 billion at December 31, 2018, to $2.61 billion at September 30, 2019, due primarily to a decrease of $52.8 million in securities available-for-sale, as well as $8.6 million decrease in the deferred tax assets, net.  Total loans as of September 30, 2019, increased $2.8 million, or 0.1%, compared to December 31, 2018.  Total deposits were $2.07 billion at September 30, 2019, a decrease of $42.2 million from December 31, 2018, primarily due to reductions in time, NOW and money market accounts, partially offset by an increase in noninterest bearing demand accounts.

				September 30, 2019
Securities	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2018	2018	2018	2018
Securities available-for-sale, at fair value
U.S. Treasuries	$4,038	$3,923	$3,854	2.9	4.8
U.S. government agencies	9,143	10,951	11,703	(16.5)	(21.9)
U.S. government agencies mortgage-backed	16,940	14,075	14,766	20.4	14.7
States and political subdivisions	238,727	274,067	272,264	(12.9)	(12.3)
Collateralized mortgage obligations	64,121	64,429	64,960	(0.5)	(1.3)
Asset-backed securities	83,182	109,514	109,173	(24.0)	(23.8)
Collateralized loan obligations	72,271	64,289	65,618	12.4	10.1
Total securities	$488,422	$541,248	$542,338	(9.8)	(9.9)

Available-for-sale security sales during the nine months ended September 30, 2019 totaled $177.8 million and primarily consisted of asset-backed securities and state and political subdivisions, whereas purchases during the nine month period of 2019 totaled $136.1 million and were primarily tax exempt state and political subdivisions securities.  During the nine months ended September 30, 2019, security sales resulted in net realized gains of $4.5 million, compared to $360,000 of security gains, net, for the nine months ended September 30, 2018.

Loans

Total loans were $1.90 billion as of September 30, 2019, an increase of $2.8 million from December 31, 2018.  The increase in total loans in the first nine months of 2019 was due primarily to organic growth in our commercial, leases, and real estate-commercial loan portfolios, partially offset by reductions in our real estate-construction, real-estate residential and HELOC portfolios.  Total loans increased $64.9 million from September 30, 2018 to September 30, 2019, due primarily to organic loan growth in our commercial, leases, and real estate-commercial portfolios, as well as a HELOC loan pool purchase of $20.7 million in November 2018.

				September 30, 2019
Loans	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2018	2018	2018	2018
Commercial	$333,664	$314,323	$306,407	6.2	8.9
Leases	108,152	78,806	70,661	37.2	53.1
Real estate - commercial	826,780	820,941	804,184	0.7	2.8
Real estate - construction	91,066	108,390	112,873	(16.0)	(19.3)
Real estate - residential	388,511	407,068	393,598	(4.6)	(1.3)
HELOC	126,309	140,442	122,022	(10.1)	3.5
Other [1]	14,140	14,439	12,969	(2.1)	9.0
Total loans, excluding deferred loan costs and PCI loans	1,888,622	1,884,409	1,822,714	0.2	3.6
Net deferred loan costs	2,054	1,653	1,348	24.3	52.4
Total loans, excluding PCI loans	1,890,676	1,886,062	1,824,062	0.2	3.7
PCI loans, net of purchase accounting adjustments	9,135	10,965	10,887	(16.7)	(16.1)
Total loans	$1,899,811	$1,897,027	$1,834,949	0.1	3.5

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, construction, residential, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 75.4% of the portfolio as of September 30, 2019, compared to 77.9% of the portfolio as of December 31, 2018.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

We recorded a $550,000 provision for loan and lease losses for third quarter of 2019, compared to no provision for the third quarter of 2018.  In the third quarter of 2019, we determined provision expense was necessary at a level slightly higher than our net charge-offs for the quarter, which were $271,000.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated loan and lease losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  We do not consider our PCI loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection.  Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from the nonperforming loans in the table below.  Remediation work continues in all segments.  Nonperforming loans decreased by $2.9 million at September 30, 2019, to $13.4 million from $16.3 million at December 31, 2018.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.7% as of September 30, 2019, from 0.9% as of December 31, 2018, and increased from 0.6% as of September 30, 2018.  The distribution of our nonperforming loans is shown in the following table.

				September 30, 2019
Nonperforming Loans	As of			Percent Change From
	September 30,	December	September 30,	December	September 30,
	2019	2018	2018	2018	2018
Commercial	$148	$352	$6	(58.0)	N/M
Leases	74	-	-	N/M	N/M
Real estate-commercial, nonfarm	7,600	9,738	5,699	(22.0)	33.4
Real estate-construction	94	455	109	(79.3)	(13.8)
Real estate-residential:
Investor	379	353	365	7.4	3.8
Multi-Family	-	179	73	(100.0)	(100.0)
Owner occupied	3,300	3,616	4,108	(8.7)	(19.7)
HELOC	1,785	1,614	1,379	10.6	29.4
Other [1]	22	34	40	(35.3)	(45.0)
Total nonperforming loans	$13,402	$16,341	$11,779	(18.0)	13.8

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
	September 30,	% of	June 30,	% of	September 30,	% of
	2019	Total[1]	2019	Total[1]	2018	Total[1]
Commercial	$10	3.7	$61	15.5	$(25)	357.1
Leases	47	17.3	-	-	-	-
Real estate-commercial, nonfarm
Owner general purpose	-	-	42	10.7	(6)	85.7
Owner special purpose	-	-	-	-	192	(2,742.9)
Non-owner general purpose	147	54.2	(12)	(3.0)	(22)	314.3
Non-owner special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Total real estate-commercial, nonfarm	147	54.2	30	7.7	164	(2,342.9)
Real estate-commercial, farm	-	-	-	-	-	-
Real estate-construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	(23)	328.6
Commercial speculative	-	-	(2)	(0.5)	-	-
All other	7	2.6	1	0.3	(9)	128.6
Total real estate-construction	7	2.6	(1)	(0.2)	(32)	457.2
Real estate-residential
Investor	(6)	(2.2)	(3)	(0.8)	(18)	257.1
Multi-Family	-	-	-	-	(11)	157.1
Owner occupied	(13)	(4.8)	(11)	(2.8)	(54)	771.4
Total real estate-residential	(19)	(7.0)	(14)	(3.6)	(83)	1,185.6
HELOC	(2)	(0.7)	267	67.8	(90)	1,285.7
Other [2]	81	29.9	51	12.8	59	(842.7)
Net charge-offs / (recoveries)	$271	100.0	$394	100.0	$(7)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs of $271,000 were recorded for the third quarter of 2019, compared to net charge-offs of $394,000 for the second quarter of 2019 and net recoveries of $7,000 for the third quarter of 2018, reflecting continuing management attention to credit quality and remediation efforts.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				September 30, 2019
Classified Assets	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2018	2018	2018	2018
Commercial	$8,079	$137	$353	N/M	N/M
Leases	74	-	-	N/M	N/M
Real estate-commercial, nonfarm	12,525	22,661	21,008	(44.7)	(40.4)
Real estate-commercial, farm	1,210	1,222	1,241	(1.0)	(2.5)
Real estate-construction	264	2,610	282	(89.9)	(6.4)
Real estate-residential:
Investor	984	1,216	1,103	(19.1)	(10.8)
Multi-Family	430	979	3,177	(56.1)	(86.5)
Owner occupied	3,766	4,524	5,022	(16.8)	(25.0)
HELOC	1,985	1,889	1,829	5.1	8.5
Other [1]	22	31	55	(29.0)	(60.0)
Total classified loans, excluding PCI loans	29,339	35,269	34,070	(16.8)	(13.9)
Other real estate owned	4,682	7,175	6,964	(34.7)	(32.8)
Total classified assets, excluding PCI loans	34,021	42,444	41,034	(19.8)	(17.1)
PCI, net of purchase accounting adjustments	9,135	10,965	10,887	(16.7)	(16.1)
Total classified assets	$43,156	$53,409	$51,921	(19.2)	(16.9)

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

Total classified loans decreased as of September 30, 2019, from the levels at December 31, 2018 and September 30, 2018, primarily due to paydowns and upgrades of classified loans.  Total classified assets reflected a decline as of September 30, 2019, compared to the level at December 31, 2018, and the level one year ago.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 9.84% for the period ended September 30, 2019, compared to 13.49% as of December 31, 2018 and 13.48% as of September 30, 2018.  The decrease in the classified assets ratio for period ended September 30, 2019, compared to December 31, 2018, is also due to a $2.3 million decrease in other real estate owned and the continuing accretion of PCI loans, net of purchase accounting adjustments.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Allowance at beginning of period	$19,372	$19,316	$19,321	$19,006	$17,461
Charge-offs:
Commercial	20	67	7	99	38
Leases	47	-	-	47	13
Real estate - commercial	159	42	201	432	609
Real estate - construction	7	1	-	8	(16)
Real estate - residential	3	-	-	21	(55)
HELOC	19	279	49	298	141
Other [1]	142	85	115	311	316
Total charge-offs	397	474	372	1,216	1,046
Recoveries:
Commercial	10	6	32	46	141
Leases	-	-	-	-	-
Real estate - commercial	12	12	37	47	425
Real estate - construction	-	2	32	1	35
Real estate - residential	22	14	83	86	1,099
HELOC	21	12	139	79	277
Other [1]	61	34	56	152	208
Total recoveries	126	80	379	411	2,185
Net charge-offs / (recoveries)	271	394	(7)	805	(1,139)
Provision (release) for loan and lease losses	550	450	-	1,450	728
Allowance at end of period	$19,651	$19,372	$19,328	$19,651	$19,328

Average total loans (exclusive of loans held-for-sale)	$1,890,992	$1,894,454	$1,839,341	$1,893,025	$1,749,589
Net charge-offs / (recoveries) to average loans	0.01%	0.02%	(0.00)%	0.04%	(0.07)%
Allowance at period end to average loans	1.04%	1.02%	1.05%	1.04%	1.10%

Ending balance: Individually evaluated for impairment	$274	$455	$373	$274	$373
Ending balance: Collectively evaluated for impairment	$18,805	$18,513	$18,955	$18,805	$18,955
Ending balance: Acquired and accounted for ASC 310-30	$572	$404	$-	$572	$-

1 The “Other” class includes consumer and overdrafts.

Net charge-offs for the quarter ended September 30, 2019 totaled $271,000, compared to $394,000 for the quarter ended June 30, 2019, and net recoveries of $7,000 for the quarter ended September 30, 2018.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 146.6% as of September 30, 2019, which was a decrease from the coverage ratio of 153.0% as of June 30, 2019, and a decrease from 164.1% as of September 30, 2018.  When measured as a percentage of average loans, our total allowance for loan and lease losses was 1.04% of quarterly average loans as of September 30, 2019 and 1.05% as of September 30, 2018.  The total allowance for loan and lease losses as a percent of total period end loans was 1.16% as of September 30, 2019, excluding the loans acquired in our acquisition of ABC Bank and in our Talmer branch purchase.

In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans in our acquisition of ABC Bank or our Talmer branch purchase.  For purchased non-credit impaired loans (“non-PCI loans”), which refers to loans acquired in our acquisition that did not show signs of credit deterioration at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $227.1 million as of September 30, 2019, net of purchase accounting adjustments of $1.0 million, which included $738,000 of credit discounts.  At September 30, 2019, of our $19.7 million allowance for loan and lease losses, $1.4 million related to non-PCI loans and $572,000 for PCI loans.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2019, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded PCI loans, which refers to loans that showed evidence of deteriorated credit quality upon purchase, in our acquisition of ABC Bank. PCI loans totaled $9.1 million, net of purchase accounting adjustments, as of September 30, 2019, and included $4.9 million of credit discounts as of September 30, 2019.  We perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Other Real Estate Owned

As of September 30, 2019, OREO decreased to $4.7 million, compared to $7.2 million at December 31, 2018, and $7.0 million at September 30, 2018.  There was one property addition of $305,000 to the OREO portfolio in the third quarter of 2019.  Property disposals in the third quarter of 2019 totaled $1.1 million due to six property sales. Nine valuation write-downs occurred in the third quarter of 2019 with an expense total of $203,000, compared to $119,000 of valuation write-downs recorded in the third quarter of 2018.

				September 30, 2019
OREO	Three Months Ended			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2018	2018	2018	2018
Balance at beginning of period	$5,668	$6,964	$8,912	(18.6)	(36.4)
Property additions, net of acquisition adjustments	305	721	(217)	(57.7)	NM
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,088	414	1,612	162.8	(32.5)
Period valuation adjustments	203	96	119	111.5	70.6
Balance at end of period	$4,682	$7,175	$6,964	(34.7)	(32.8)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.0 million, or approximately 86.0% of total OREO at September 30, 2019, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
	September 30, 2019		December 31, 2018		September 30, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$-	0%	$1,137	16%	$638	9%
Lots (single family and commercial)	4,045	86%	4,310	60%	4,310	62%
Vacant land	41	1%	470	6%	470	7%
Commercial property	596	13%	1,258	18%	1,546	22%
Total other real estate owned	$4,682	100%	$7,175	100%	$6,964	100%

Deposits and Borrowings

				September 30, 2019
Deposits	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2019	2018	2018	2018	2018
Noninterest bearing demand	$643,355	$618,830	$621,580	4.0	3.5
Savings	304,726	304,400	298,073	0.1	2.2
NOW accounts	413,291	425,878	437,361	(3.0)	(5.5)
Money market accounts	286,484	310,390	310,452	(7.7)	(7.7)
Certificates of deposit of less than $100,000	222,378	230,781	235,272	(3.6)	(5.5)
Certificates of deposit of $100,000 through $250,000	142,669	159,953	163,716	(10.8)	(12.9)
Certificates of deposit of more than $250,000	61,588	66,441	65,916	(7.3)	(6.6)
Total deposits	$2,074,491	$2,116,673	$2,132,370	(2.0)	(2.7)

Total deposits were $2.07 billion at September 30, 2019, which reflects a $42.2 million decrease from total deposits of $2.12 billion at December 31, 2018, and a decrease of $57.9 million from the $2.13 billion at September 30, 2018.  The decrease in deposits at September 30, 2019, compared to December 31, 2018, was due primarily to declines in NOW accounts, money market accounts and certificates of deposit, which was partially offset by growth in noninterest bearing demand and savings accounts. The reduction in deposits in the year over year period reflected an aggregate decrease in NOW accounts, money markets, and time deposits of $86.3 million or 7.1%, partially offset by aggregate increases in demand deposits and savings accounts of $28.4 million, or 3.1%  An increase in noninterest bearing demand deposits in the third quarter of 2019 compared to the second quarter of 2019 and the year over year like period was attributable to strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $48.9 million at September 30, 2019, a $2.2 million, or 4.8%, increase from $46.6 million at December 31, 2018.  We also recorded short-term borrowings of $84.0 million from the FHLBC at September 30, 2019, as compared to $149.5 million in short-term borrowings at December 31, 2018.  We assumed $23.4 million of long-term FHLBC advances in our ABC Bank acquisition, with maturities scheduled over the next seven years and paying interest at rates of 1.60% to 2.83%.  These long-term advances totaled $8.9 million as of September 30, 2019, compared to $15.4 million as of December 31, 2018.

The Company is indebted on senior notes totaling $44.2 million, net of deferred issuance costs, as of September 30, 2019.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.40% as of September 30, 2019, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017 rate reset.

Capital

As of September 30, 2019, total stockholders’ equity was $270.0 million, which was an increase of $40.9 million from $229.1 million as of December 31, 2018.  This increase is directly attributable to net income of $29.9 million for the first nine months of 2019, and a change in accumulated other comprehensive net income (loss), which was a net loss of $4.1 million at December 31, 2018, and a net gain of $6.4 million as of September 30, 2019. In addition, we paid $896,000 of dividends to our common stockholders in the nine months ended September 30, 2019.

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

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, in which we may repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock over the next 18 months through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases, if any, are anticipated to be funded by our cash on hand.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2019	2018	2018
The Company
Common equity tier 1 capital ratio	7.00%	N/A	10.89%	9.29%	9.12%
Total risk-based capital ratio	10.50%	N/A	14.34%	12.63%	12.57%
Tier 1 risk-based capital ratio	8.50%	N/A	13.45%	11.78%	11.67%
Tier 1 leverage ratio	4.00%	N/A	11.54%	10.08%	9.72%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	14.83%	13.29%	13.26%
Total risk-based capital ratio	10.50%	10.00%	15.72%	14.14%	14.16%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.83%	13.29%	13.26%
Tier 1 leverage ratio	4.00%	5.00%	12.68%	11.36%	11.05%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

2 The prompt corrective action provisions are only applicable at the Bank level.

As of September 30, 2019, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 8.56% at December 31, 2018, to 10.33% at September 30, 2019, due to net income generated for the first nine months of 2019, as well as a more favorable position related to unrealized gains on securities available-for-sale.  Our GAAP tangible common equity to tangible assets ratio was 9.59% at September 30, 2019, compared to 7.81% as of December 31, 2018.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 7.83% at December 31, 2018 to 9.61% at September 30, 2019.

On September 17, 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, which we refer to as the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework.  The final rule will become effective on January 1, 2020.  We are currently evaluating the CBLR framework and potential advantages and disadvantages that it may present for us.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2019		December 31, 2018
	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$270,021	$270,021	$229,081	$229,081
Less: Goodwill and intangible assets	21,404	21,404	21,814	21,814
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	560	N/A	642
Adjusted goodwill and intangible assets	21,404	20,844	21,814	21,172
Tangible common equity	$248,617	$249,177	$207,267	$207,909
Tangible assets

Total assets	$2,614,315	$2,614,315	$2,676,003	$2,676,003
Less: Adjusted goodwill and intangible assets	21,404	20,844	21,814	21,172
Tangible assets	$2,592,911	$2,593,471	$2,654,189	$2,654,831

Common equity to total assets	10.33%	10.33%	8.56%	8.56%
Tangible common equity to tangible assets	9.59%	9.61%	7.81%	7.83%

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

Net cash inflows from operating activities were $37.5 million during the first nine months of 2019, compared with net cash inflows of $40.0 million in the same period of 2018.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2019 and inflows for the 2018 like period.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first nine months of 2019 and inflows for 2018.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $74.6 million in the first nine months of 2019, compared to net cash inflows of $35.4 million in the same period in 2018.  In the first nine months of 2019, securities transactions accounted for net inflows of $77.1 million, and the principal change on loans accounted for net outflows of $2.8 million.  In the first nine months of 2018, securities transactions accounted for net inflows of $57.3 million, and net principal disbursed on loans accounted for net inflows of $10.0 million. Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million in the third quarter of 2018; there were no BOLI death benefits received in the third quarter of 2019.  Proceeds from sales of OREO accounted for $2.6 and $4.3 million in investing cash inflows for the first nine months of 2019 and 2018, respectively.

Net cash outflows from financing activities in the first nine months of 2019 were $113.3 million, compared with net cash outflows of $81.0 million in the first nine months of 2018.  Net deposit outflows in the first nine months of 2019 were $42.1 million compared to net deposit outflows of $39.1 million in the first nine months of 2018.  Other short-term borrowings had net cash outflows of $65.5 million in the first nine months of 2019 and $44.0 million in the first nine months of 2018.  Changes in securities sold under repurchase agreements accounted for $2.2 million in net inflows and $8.8 million in net inflows in the first nine months of 2019 and 2018, respectively.

Cash and cash equivalents for the nine months ended September 30, 2019, totaled $54.0 million, as compared to $50.3 million as of September 30, 2018.   In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.  As of September 30, 2019, our unused borrowing capacity from the FHLBC totaled $277.0 million, and unpledged securities available-for-sale totaled $159.6 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in (primarily loans and securities) and the liabilities we fund (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values our financial instruments, cash flows, and net interest income.  Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates.

In July, September and October 2019, the Federal Reserve lowered short-term interest rates by 0.25% for a total rate reduction of 0.75%.    Generally, Federal Reserve actions have not had a significant impact on long-term rates.   We manage interest rate risk within

guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2018 and September 30, 2019 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 15 of the financial statements included in this quarterly report.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2018, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of September 2019 were similar compared to those of December 2018.  The general balance sheet composition, both assets and liabilities, did not change appreciably during the quarter, which resulted in minimal change to our interest rate risk profile.  Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  The Federal Funds rate and the Bank's prime rate dropped by 0.50% during the quarter to 2.00% and 5.00%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Because of recent declines in market interest rates, it was not possible to calculate a decrease of 2% because many of the market interest rates would fall below zero in that scenario.

Analysis of Net Interest Income Sensitivity

(dollars in thousands)

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2019
Dollar change	N/A	$(5,135)	$(1,945)	$1,128	$2,218	$4,136
Percent change	N/A	(5.6)%	(2.1)%	1.2%	2.4%	4.5%

December 31, 2018
Dollar change	$(12,303)	$(5,356)	$(2,062)	$1,084	$2,145	$4,178
Percent change	(12.2)%	(5.3)%	(2.1)%	1.1%	2.1%	4.2%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2019, our Board of Directors authorized the repurchase of up to approximately 1.5 million shares of our common stock.  No shares have been repurchased under such repurchase program since the board authorization.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

3.1	Bylaws of Old Second Bancorp, Inc. as amended and restated through August 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 21, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2019, and December 31, 2018; (ii) Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30,  2019 and 2018; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 7, 2019