Form 10-K
period 2019-12-31
OLD SECOND BANCORP INC
filed 2020-03-06
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   0-10537

Delaware	36-3143493
(State of Incorporation)	(IRS Employer Identification Number)

37 South River Street, Aurora, Illinois 60507

(Address of principal executive offices, including zip code)

(630) 892-0202

(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	OSBC	The Nasdaq Stock Market
Preferred Securities of Old Second Capital Trust I	OSBCP	The Nasdaq Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $374.5 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 30,019,113 at March 3, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

EXPLANATORY NOTE

On March 2, 2020, Old Second Bancorp, Inc. redeemed all of the 7.80% cumulative trust preferred securities (NASDAQ: OSBCP) (the “Trust Securities”) issued by Old Second Capital Trust I (the “Trust”), which are included on the cover page of this Annual Report on Form 10-K.  In connection with the redemption, the Trust Securities were delisted from The Nasdaq Stock Market pursuant to a Form 25 filed with the U.S. Securities and Exchange Commission (the “SEC”).   We intend to deregister the Trust Securities under the Securities Exchange Act of 1934, as amended, pursuant to a Form 15 to be filed with the SEC no later than March 13, 2020.  However, as of the date of this filing, the Trust Securities have not been deregistered and, therefore, are included on the cover page of this Annual Report on Form 10-K. Because no Trust Securities are issued or outstanding (and we will deregister the Trust Securities), we have not included a description of the Trust Securities in the Description of Capital Stock included as Exhibit 4.5 to this Annual Report on Form 10-K.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, estimates and assumptions underlying accounting policies, including management’s initial estimate of the impact of a new credit impairment model, the Current Expected Credit Losses, or CECL.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control.  Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

•

negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;

•

our ability to achieve anticipated results from any bank acquisition depends on the state of the economic and financial markets going forward. Specifically, we may incur more credit losses than expected, cost savings may be less than expected, anticipated strategic gains may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety, and customer attrition may be greater than expected;

•	the financial success and viability of the borrowers of our commercial loans;
•

changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to raise cost-effective funding to support business plans when needed:
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•

adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;

•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions and other counter-party risk;
•

changes in accounting standards, rules and interpretations and the impact on our financial statements , including revisions to management’s initial estimates and assumptions surrounding the impact of CECL, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, our loan composition and other factors;

•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	adverse federal or state tax assessments;
•	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
•	negative changes in our capital position;
•	the timing of actions by or on behalf of the property trustee of the Trust Securities (defined below);
•

the adverse effects of events such as outbreaks of contagious disease (such as the novel coronavirus), war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;

•	changes in trade policy and any related tariffs; and
•	each of the factors and risks under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We actively market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2019, we originated approximately $790.2 million in loans, and our total loan portfolio grew $33.8 million due to organic originations, net of paydowns. We originated approximately $222.7 million of residential mortgage loans in 2019, which includes originations of loans held for sale of $164.7 million.  Proceeds from the sales of residential mortgage loans to third parties were $168.5 million in 2019.

Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending. As of December 31, 2019, commercial real estate loans represented approximately 45.0% (43.5% at year-end 2018) of our loan portfolio, residential mortgages represented approximately 20.6% (21.6% at year-end 2018), general commercial loans represented approximately 17.3% (16.7% at year-end 2018), home equity lines of credit represented 6.4% (7.4% at year-end 2018), construction lending represented approximately 3.6% (5.7% at year-end 2018), leases represented approximately 6.2% (4.2% at year-end 2018), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2018).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline with favorable results in 2019.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2019, we enhanced our commercial lending team with new hires specializing in health care and professional services, bringing additional expertise to our developing presence in the Chicago metropolitan market.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, or LIBOR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to those sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Lease Financing Receivables.  We continued growth of our lease portfolio in 2019 primarily with organic lease originations. The collateral for lease financing receivables primarily includes manufacturing and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  While management has been actively working to reduce our concentration in real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2019, approximately $328.1 million, or 37.9% (43.6%, at year-end 2018) of the total commercial real estate loan portfolio of $865.6 million consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.   Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  We seek to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with our borrowers.  In most cases, we have collateralized these loans and/or have taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  Our construction and development portfolio decreased from $108.4 million at December 31, 2018, to $69.6 million at December 31, 2019, due to a reduction in seasonal demand and completion of several projects that were reclassified to commercial real estate or sold.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area.  Lending decisions have been based on the “as-is” and “prospective” appraised value of the property as determined by an independent appraiser, an analysis of the potential marketability and profitability of the project and identification of a cash flow source to service the permanent loan or verification of a refinancing source.  Construction loans generally have terms of 12 to 24 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  Therefore, development lending generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, loan advances are limited to the lesser of the cost to complete or “prospective” value determined by the appraisal, therefore there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for multi-family developments, where the leasing of units is tied to local demand and rental rates, and commercial developments, where the success of the project is tied to the demand for commercial space, cap rates and leasing rates.  If the borrower defaults prior to completion of the project, we may be required to fund additional amounts so that another developer can complete the project.  We are located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should local demand for commercial buildings and multi-family housing shift.  We address these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending by project type and obligor.

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Loans sold to other investors, such as Federal Housing Administration (“FHA”), and the Veterans Administration (“VA”), are sold with servicing released.  We experienced growth in residential mortgage purchase activity in 2019, with interest rates falling in 2019 reflecting an increase in volume and mixture of both refinance and purchase financing opportunities.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs.  We experienced a decline in our home equity lending in 2019, as HELOC payoffs were accelerated on both the organic and purchased portfolios held.  No HELOC portfolio purchases were made in 2019; in 2018,  we executed two portfolio purchases from a third party which totaled $41.6 million.  We purchased these HELOCs at a 4.25% premium, and the average annualized yield on the total purchased HELOC portfolio in 2019 was 5.60%, net of the premium accretion.

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

We compete for loans principally through the quality of our client service and our responsiveness to client needs in addition to competing on interest rates and loan fees.  Management believes that our long-standing presence in the community and personal one-

on-one service philosophy enhances our ability to compete favorably in attracting and retaining individual and business customers.  We actively solicit deposit-related clients and compete for deposits by offering personal attention, competitive interest rates, and professional services made available through experienced bankers and multiple delivery channels that fit the needs of our market. In wealth management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers.

We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2019, we employed 535 full-time equivalent employees.

Available Information

We maintain  a corporate website at https://www.oldsecond.com.  We make available free of charge on or through our website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of our policies, committee charters and other investor information including our Code of Business Conduct and Ethics are available on our website.  No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company’s reports, proxy and informational statements and other information regarding the Company are also available free of charge on the SEC’s website (https://www.sec.gov).  We will also provide copies of our filings free of charge upon written request to: Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, our  growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. We have experienced heightened regulatory requirements and scrutiny following the global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of certain of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.  These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

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

Basel III Capital Standards.   Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.”  More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Specifically, the Bank is required to maintain the following minimum capital levels:

•	a common equity Tier 1 (“CET1”), risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution.  Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions.  AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI.  We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing.  We are finalizing the analysis of the impact CECL adoption will have on our financial statements. We currently expect to recognize an overall increase in our allowance for loans and leases, which will be renamed the allowance for credit losses (“ACL”) in future periods, of approximately $4.0 million to $6.0 million.  In addition, we have established a reserve for unfunded commitments of approximately $1.5 million to $2.5 million.  Approximately $2.5 million of the increase to the ACL results from the transfer of the non-accretable purchase accounting adjustments on our purchase credit impaired loans.  As a result of the adoption of this new standard on January 1, 2020, we expect a reduction to retained earnings of approximately $3.0 million to $5.0 million.  The initial impact estimated by management and in subsequent reporting periods is highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loans and available-for-sale securities portfolio. The ultimate ACL and retained earnings transition adjustment may fall outside of management’s current estimates due to a material change in management’s macroeconomic forecast, loan composition and other management adjustments used in calculating the ACL upon the adoption of CECL.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets.  Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.”  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below.  The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than 9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%.  A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports.  We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

Under the capital regulations of the OCC, in order to be well‑capitalized, a banking organization must maintain:

•	A CET1 ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8%;
•	A ratio of Total Capital to total risk-weighted assets of 10%; and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2019, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General.  The Company, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”).  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Capital Requirements.  The Federal Reserve imposes certain capital requirements on a bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described above under “Regulatory Emphasis on Capital.”  However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Regulation and Supervision of the Bank—Dividend Payments.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, financial institutions that seek to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital – Basel III Capital Standards” above.

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

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the reporting, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The reserve ratio is the DIF balance divided by estimated insured deposits.  The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% on September 30, 2018.  Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (2) banks with assets of less than $10 billion, such as us, received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, which were applied when the reserve ratio was at or above 1.38%.  These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and will run off by March 31, 2020.

FICO Assessments.   In addition to paying basic deposit insurance assessments, the FDIC collects Financing Corporation (“FICO”) assessments to pay interest on FICO bonds.  FICO bonds were issued in the late 1980’s to recapitalize the (former) Federal Savings &

Loan Insurance Corporation.  The last of the remaining FICO bonds matured in September 2019.  Our final FICO assessment was collected on March 31, 2019.

Supervisory Assessments.    National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.    During the year ended December 31, 2019, the Bank paid supervisory assessments to the OCC totaling $471,000.

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

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5%  capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

Affiliate and Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.”  The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  This temporary relief will apply while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

Transaction Account Reserves.    Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16.3 million to $124.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 3% up to $124.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $124.2 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

In December 2019, the OCC and the FDIC proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework.  The Federal Reserve Board did not join the proposal.

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

Based on the Bank’s loan portfolio as of December 31, 2019, concentrations in commercial real estate did not exceed the 300% guideline for non-owner occupied commercial real estate loans, or the 100% guideline for construction and development loans.

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

Risks Relating to Our Business

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole.  Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics or pandemics; or a combination of these or other factors.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States.  However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices, the U.S.-China trade disputes and related tariffs and the consequences of unexpected geopolitical evens, such as outbreaks of contagious disease (such as the novel coronavirus) or acts of war or terrorism, that may have a destabilizing effect on the global economy and financial markets. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, such as our acquisition of ABC Bank.  Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital and liquidity levels at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and restructured loans still accruing interest) and our nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below at December 31.  We do not consider our purchased credit impaired loans, or PCI loans to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection, because we recognize interest income on these loans through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from nonperforming assets in the table below.

	2019	2018	% Change
Nonperforming loans	$15,849	$16,341	(3.0)
OREO	5,004	7,175	(30.3)
Total nonperforming assets	$20,853	$23,516	(11.3)

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

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending, excluding PCI loans, was $1.46 billion, or approximately 75.4%, of our loan portfolio at December 31, 2019, compared to $1.48 billion, or approximately 77.9%, at December 31, 2018.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2019, our outstanding commercial real estate loans, including owner occupied real estate, and undrawn commercial real estate commitments were equal to 257.6% of our Tier 1 capital plus allowance for loan and lease losses, which is under our policy limit and regulatory guidance of 300%.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income.  As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan and lease losses, or ALLL, and fair value adjustments with respect to acquired loans, may be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

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

Determination of the ALLL is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for 2019, 2018 and 2017 included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ALLL.  In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ALLL, we will need additional provisions to increase the allowance.  Any increases in the ALLL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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

New accounting standards could require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our ALLL is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us for interim and annual reporting periods beginning January 1, 2020.  Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses will be recorded to the allowance for credit losses (“ACL”), and is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This measurement will take place at the time the financial asset is first added to our balance sheet, with adjustments related to this credit assessment recorded to the ACL, and periodic measurements will occur thereafter.  This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred.  Accordingly, with the adoption of the CECL model on January 1, 2020, we expect an overall increase in our ACL for loans and leases of approximately $4.0 million to $6.0 million.  Approximately $2.5 million of the increase to the ACL (formerly allowance for loan and lease losses) as of the CECL adoption date will be due to the transfer of the non-accretable purchase accounting adjustments on our purchased credit impaired loans. As a result of the adoption of this new standard on January 1, 2020, we expect a reduction to retained earnings of approximately $3.0 million to $5.0 million.  Moreover, the ongoing use of the CECL model may create more volatility in the level of our ACL.  If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Local competitors continue to expand their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than us to compete for loans, acquisitions and personnel.  As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as business and consumer lending, automatic transfer and automatic payment systems.  There has also been significant advancement in the exchange of digital assets (“cryptocurrency”) that could materially impact the financial services industry in the future.  Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, the financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what we can offer.

We compete with these institutions in attracting deposits and assets under management, processing payment transactions, and in making loans.  We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and wealth management clients, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.  If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margin, net interest income and wealth management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

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

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology‑driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology‑driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “PATRIOT Act,” and other laws and regulations require financial institutions, among our other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate.  The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service.  There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations.  If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Our strategic growth plans contemplate additional organic growth and potential growth through additional mergers and acquisitions, which exposes us to additional risks.

Our strategic growth plans include organic growth and growth through additional mergers and acquisitions.  To the extent that we are unable to increase loans through organic loan growth, or to identify and consummate attractive acquisitions, we may be unable to successfully implement our growth strategy, which could materially and adversely affect our financial condition and earnings.

We routinely evaluate opportunities to acquire additional financial institutions or branches or to open new branches.  As a result, we regularly engage in discussions or negotiations that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short- and long-term liquidity.  Our merger and acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt.  In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Moreover, these types of expansions involve various risks, including:

Management of Growth.    We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;
•	identify and expand into suitable markets;
•

obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or regulatory approvals may be delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;

•	retain employees and customers of the Company or the businesses that we acquire or merge with;
•	attract sufficient deposits and capital to fund anticipated loan growth;
•	maintain adequate common equity and regulatory capital;
•	avoid diversion or disruption of our management and existing operations as well as those of the acquired or merged institution;
•	maintain adequate management personnel and systems to oversee such growth;
•	maintain adequate internal audit, risk management, loan review and compliance functions; and
•	implement additional policies, procedures and operating systems required to support such growth.

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

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our business, financial condition and results of operations, including short-term and long-term liquidity, and could adversely affect our ability to successfully implement our business strategy.

We may be exposed to difficulties in combining the operations of acquired or merged businesses into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired or merged business. We may lose our customers or the customers of acquired or merged entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions and mergers might not occur. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”).  SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, the novel coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.  Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, a decrease in the general level of interest rates, among other things, may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2019, the Bank continued to secure liquidity under the advance program provided under terms offered by the FHLBC.  If we are unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

The Company and the Bank also undergo periodic examinations by their regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law.  Failure to comply with applicable laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our stockholders and could have a material adverse effect on our business, financial condition and results of operations.

A more detailed description of the primary federal banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  Since the economic recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change.  In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate.  The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results of operations.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include the allowance for loan and lease losses, fair value methodologies, accounting for business combinations, and loans acquired in business combinations.  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the ALLL (or the ACL under CECL) or sustain loan losses that are significantly higher than the reserve provided, reduce the carrying value of an asset measured at fair value, or significantly increase liabilities measured at fair value.  Any of these could have a material adverse effect on our business, financial condition or results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per insured depositor category.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  As a result of recent FDIC assessment charges, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets less the sum of its average tangible equity, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate.  In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

We could be subject to changes in tax laws, regulations, and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations.

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2019, we had net deferred tax assets of $11.5 million, which included no remaining federal net operating loss carryforward.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

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

If we are unable to offer our key management personnel long‑term incentive compensation, including options, restricted stock, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

We have historically granted equity awards, including restricted stock units and stock options, to key management personnel as part of a competitive compensation package. Our ability to grant equity compensation awards as a part of our total compensation package has been vital to attracting, retaining and aligning stockholder interest with a talented management team in a highly competitive marketplace.

In the future, we may seek stockholder approval to adopt new equity compensation plans so that we may issue additional equity awards to management in order for the equity component of our compensation packages to remain competitive in the industry. Stockholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company’s request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro‑economic conditions that can change year to year. The variables used by stockholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt new equity plans in the future. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long‑term cash compensation plans or significantly increased short‑term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long‑term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long‑term incentive compensation, including stock options, restricted stock or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites.  We operate in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from the Federal Financial Institutions Examination Council, we have identified security risks and employ risk mitigation controls.  Following a layered security approach, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  We expect that we will spend additional time and will incur additional costs going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

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

We rely on software developed by third party vendors to process various Company transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf at a location under the control of the third party.  These systems include, but are not limited to, core data processing, payroll, wealth management record keeping, and securities portfolio management.  While we perform a review of controls instituted by the vendor over these programs in accordance with industry standards and institute our own user controls, we must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, we create backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if a third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  A disruption or breach of security may ultimately have a material adverse effect on our financial condition and results of operations.

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

The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATMs, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud.  Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud.  Many of these data compromises are widely reported in the media.  Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability.  From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Risks Associated with the Company’s Common Stock

Our future ability to pay dividends is subject to restrictions.

We currently conduct substantially all of our operations through our subsidiaries, and a significant part of our income is attributable to dividends from the Bank.  We principally rely on the profitability of the Bank to conduct operations and satisfy obligations.  As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general.

Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments.  Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, and other factors deemed relevant by the board of directors.  Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 29 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 26 of our properties and lease three of our locations.  Our three leased locations are under agreement through March 31, 2020, March 1, 2022, and June 30, 2030.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2019, we had 833 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2019 and 2018.

	2019			2018
	High	Low	Dividend	High	Low	Dividend
First quarter	$14.80	$12.01	$0.01	$15.00	$13.10	$0.01
Second quarter	13.64	11.43	0.01	15.60	13.45	0.01
Third quarter	13.60	11.24	0.01	16.30	14.35	0.01
Fourth quarter	13.77	11.72	0.01	15.61	11.32	0.01

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

As a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Generally, a Delaware corporation may only pay dividends either out of surplus or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.

In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Regulation and Supervision of the Company.”

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.   Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after September 19, 2020 would require Federal Reserve non-objection or approval.  We are not obligated to repurchase any shares under the Repurchase Program.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	1,494,826
November 1, 2019 - November 30, 2019	—	—	—	1,494,826
December 1, 2019 - December 31, 2019	—	—	—	1,494,826
Total	—	$—	—	1,494,826

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Shareholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2014, and ending December 31, 2019, a comparison of cumulative total returns for the Company, S&P 500 and the SNL U.S. Bank NASDAQ.  The information assumes that $100 was invested at the closing price at December 31, 2014, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Old Second Bancorp, Inc.	100.00	146.00	206.59	256.06	244.55	254.17
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2019	2018	2017	2016	2015
Balance sheet items at year-end
Total assets	$2,635,545	$2,676,003	$2,383,429	$2,251,188	$2,077,028
Total earning assets	2,444,974	2,471,328	2,191,685	2,037,012	1,862,257
Average assets	2,623,443	2,547,806	2,318,798	2,142,748	2,065,122
Loans, gross	1,930,812	1,897,027	1,617,622	1,478,809	1,133,715
Allowance for loan and lease losses	19,789	19,006	17,461	16,158	16,223
Deposits	2,126,749	2,116,673	1,922,925	1,866,785	1,759,086
Securities sold under agreement to repurchase	48,693	46,632	29,918	25,715	34,070
Other short-term borrowings	48,500	149,500	115,000	70,000	15,000
Junior subordinated debentures	57,734	57,686	57,639	57,591	57,543
Senior notes	44,270	44,158	44,058	43,998	-
Subordinated debt	-	-	-	-	45,000
Notes payable and other borrowings	6,673	15,379	-	-	500
Stockholders’ equity	277,864	229,081	200,350	175,210	155,929

Results of operations for the year ended
Interest and dividend income	$115,594	$107,617	$87,505	$73,379	$68,164
Interest expense	18,835	16,678	12,626	9,938	9,076
Net interest and dividend income	96,759	90,939	74,879	63,441	59,088
Provision (release) for loan and lease losses	1,600	1,228	1,800	750	(4,400)
Noninterest income	35,800	31,353	30,372	28,574	29,294
Noninterest expense	79,102	77,128	69,149	66,761	68,421
Income before taxes	51,857	43,936	34,302	24,504	24,361
Provision for income taxes	12,402	9,924	19,164	8,820	8,976
Net income	39,455	34,012	15,138	15,684	15,385
Preferred stock dividends and accretion	-	-	-	-	1,873
Net income available to common stockholders	$39,455	$34,012	$15,138	$15,684	$13,512

Performance ratio
Return on average total assets	1.50%	1.33%	0.65%	0.73%	0.74%
Return on average equity	15.37	16.08	7.89	9.43	8.87
Average equity to average assets	9.78	8.30	8.28	7.76	8.40
Dividend payout ratio	3.03	3.51	7.84	5.66	7.84

Per share data
Basic earnings	$1.32	$1.14	$0.51	$0.53	$0.46
Diluted earnings	1.30	1.12	0.50	0.53	0.46
Common book value per share	9.28	7.70	6.76	5.93	5.29
Weighted average diluted shares outstanding	30,416,348	30,308,935	30,038,417	29,838,931	29,730,074
Weighted average basic shares outstanding	29,891,046	29,728,308	29,600,702	29,532,510	29,476,821
Shares outstanding at year-end	29,931,809	29,763,078	29,627,086	29,556,216	29,483,429

Loan quality ratios
Allowance for loan and lease losses to total loans at end of the year	1.02%	1.00%	1.08%	1.09%	1.43%
Provision (release) for loan and lease losses to total loans	0.08%	0.06%	0.11%	0.05%	(0.39)%
Net loans charged-off (recovered) to average total loans	0.04%	(0.02)%	0.03%	0.07%	0.09%
Nonaccrual loans to total loans at end of the year	0.64%	0.72%	0.89%	1.03%	1.27%
Nonperforming assets to total assets at end of the year	0.79%	0.88%	1.01%	1.24%	1.63%
Allowance for loan and lease losses to nonaccrual loans	159.18%	138.32%	121.36%	105.73%	112.75%

	Old Second Bancorp, Inc. Quarterly Financial Information (Dollars in thousands, except per share data, unaudited)
	2019				2018
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$27,668	$29,444	$29,586	$28,896	$29,038	$28,176	$27,261	$23,142
Interest expense	4,479	4,664	4,832	4,860	4,698	4,436	4,019	3,526
Net interest income	23,189	24,780	24,754	24,036	24,340	23,740	23,242	19,616
Loan loss (release) reserve	150	550	450	450	500	-	1,450	(722)
Securities gains, net	35	3,463	986	27	-	13	312	35
Income before taxes	12,453	16,209	12,321	10,874	11,565	12,843	8,038	11,489
Net income (loss)	9,536	12,173	9,278	8,468	8,620	9,642	6,261	9,489
Basic earnings (losses) per share	0.32	0.41	0.31	0.28	0.29	0.32	0.21	0.32
Diluted earnings (losses) per share	0.31	0.40	0.31	0.28	0.28	0.32	0.21	0.31
Dividends paid per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2019, 2018 and 2017, and financial condition at December 31, 2019 and 2018 and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Our primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and our primary lending products are commercial mortgages, leases, construction lending, commercial loans, residential mortgages, and consumer loans.  Many of our loans are secured by various forms of collateral including real estate, business assets, and consumer property although borrower cash flow is the primary source of repayment at the time of loan origination.

The health of the overall real estate industry in our markets continued to improve in 2019.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions through 2015 generated smaller declines in values of real estate and associated asset types.  Overall stable market conditions over the past three years are reflected in the financials presented for the reporting period that ended December 31, 2019.

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

Financial overview

In 2019, we recorded net income of $39.5 million, or $1.30 per fully diluted share, which compares with $34.0 million, or $1.12 per fully diluted share, in 2018, and $15.1 million, or $0.50 per fully diluted share, in 2017.  Our basic earnings per share for the periods presented were $1.32 in 2019, $1.14 in 2018, and $0.51 in 2017.  Our 2019 net income increased primarily due to the expansion of our net interest margin driven by loans we acquired in 2018 as well as organic loan growth and improved operating leverage.  Our 2018 net income was also favorably impacted by expansion in our net interest margin due to our ABC Bank acquisition and rising interest rates, which more than offset the merger and acquisition related costs incurred.  Our 2017 net income was negatively impacted by a nonrecurring income tax expense of $9.5 million recorded in the fourth quarter of 2017 due to the “Tax Cuts and Jobs Act,” signed into law in late 2017, which reduced the federal income tax rate and decreased our deferred tax asset.  Our 2017 net income was favorably impacted by a nonrecurring income tax credit of $1.6 million recorded in July 2017 due to a State of Illinois tax rate increase, which increased the deferred tax asset by a like amount.  In addition, we recorded provision for loan and lease losses in 2019 of $1.6 million, compared to $1.2 million in 2018 and $1.8 million in 2017.  Net loan charge-offs were $817,000 in 2019, compared to net loan recoveries of $317,000 in 2018, and net loan charge-offs of $497,000 in 2017.

Net interest and dividend income increased $5.8 million, or 6.4%, for 2019 compared to 2018.  Average loans, including loans held-for-sale, increased $118.9 million, or 6.7%, in 2019 compared to 2018.  We had organic loan growth in our commercial, leases, and commercial real estate loan portfolios in 2019 compared to 2018.  Average interest bearing deposits decreased $17.1 million, or 1.2%, for 2019 compared to 2018, while average deposit rates increased 12 basis points.  The increase in rates was primarily due to the rising interest rate environment through the first half of 2019, which impacted all interest-bearing deposit categories.  Average noninterest bearing deposits increased by $41.6 million, or 6.8%, from 2018 to 2019, as a result of commercial demand deposit growth which correlated with our commercial, leases, and commercial real estate loan growth.

Net interest and dividend income increased $16.1 million, or 21.4%, for 2018, compared to 2017.  Average loans, including loans held-for-sale, increased $241.3 million, or 15.7%, in 2018 compared to 2017. The ABC Bank acquisition in the second quarter of 2018 and two select HELOC loan purchases in the first and fourth quarters of 2018 contributed to the full year 2018 average loan growth over 2017 average loans.  We also had organic loan growth in all areas of our loan portfolios in 2018 compared to 2017.   Average interest bearing deposits increased $123.1 million, or 9.1%, while average rates increased 16 basis points.  This increase in rates was primarily due to the rising interest rate environment in 2018, impacting interest rates on all interest-bearing deposit categories.  Average noninterest bearing deposits increased by $61.0 million, or 11.1%, from 2017 to 2018, a result of commercial demand deposit growth which correlated with our commercial, construction and commercial real estate loan growth.

In 2018 and 2019, we continued to reposition our balance sheet to provide appropriate funding for loan growth and branch acquisition needs, to further reduce asset quality risk, and grow deposits organically as a less expensive funding source.  In 2019, our available-for-sale securities portfolio decreased $56.6 million, compared to year end 2018, primarily from sales in the third quarter of 2019 due to interest rate reductions and the tightening of credit spreads, which resulted in a $1.2 million decrease to interest income for 2019 compared to 2018.  The securities portfolio composition did not change materially in 2018 compared to 2017, and higher yields on our securities resulted in a $1.8 million increase to interest income for 2018 compared to 2017.  In 2017, we repositioned our available-for sale securities portfolio into higher-yielding state and political subdivisions from mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) as  market conditions made securities issued by federal agencies less attractive.  Market conditions also increased the value of our collateralized loan obligations (“CLOs”), which led many holdings to be called during 2017 and reduced the size of the CLO portfolio significantly.  Net securities gains of $4.5 million were recorded in 2019, compared to $360,000 in 2018, and $474,000 in 2017, related to sales and calls during those years. Average interest bearing liabilities decreased to $1.69 billion in 2019 from $1.71 billion in 2018, as funding needs in 2019 were also met by an increase in average noninterest bearing deposits year over year.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2019, we experienced loan growth of $33.8 million, or 1.8%, over 2018.  The growth was driven by an active commercial lending team in new and existing markets, and the continued development of a lease lending team.  Asset quality levels have remained steady over the last few years in comparison to total loans, as nonperforming assets, excluding PCI loans (which we do not consider to be nonperforming assets), decreased to $20.9 million for 2019, compared to $23.5 million for 2018 and $24.0 million for 2017.  We also continued to take steps to reduce operating expenses and increase net income.  A decline in other real estate owned holdings resulted in a minimal increase of $27,000 in net other real estate owned expenses for 2019 compared to 2018, and a decline of $1.8 million in 2018 compared to 2017.  As we focused on reducing all noninterest expenses, we were able to maintain our profitable wealth management business and secondary residential real estate originations and sales as important sources of noninterest income.

Critical accounting policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  These policies require the reliance on estimates, assumptions and judgements, which may prove inaccurate or are subject to variations.  Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We have identified the determination of the allowance for loan and lease losses, fair value methodologies, accounting for business combinations and accounting for loans acquired in a business combination to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.  Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in Note 1 of the consolidated financial statements.

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

Management incorporated methodology changes in the ALLL calculation in 2017, 2018 and 2019 to further refine the process.  These methodology changes are described in the “Allowance for Loan and Lease Losses” section of this “Management Discussion and Analysis of Financial Condition and Results of Operations.”  As a result of management’s analysis of the adequacy of the ALLL, a loan and lease loss provision was recorded in 2019, 2018 and 2017.

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans were $18.0 million at December 31, 2019, $20.4 million at December 31, 2018, and $20.1 million at December 31,  2017.  In addition, a discussion of the factors driving changes in the amount of the ALLL is included in the “Allowances for Loan and Lease Losses” section that follows.

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

Accounting for Business Combinations

We account for transactions that meet the definition of a purchase business combination by recording the assets acquired and liabilities assumed at their fair value on the acquisition date.  Determining the fair value of assets acquired, including identified intangible assets, and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors.  In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.  If the fair value of the assets acquired exceeds the purchase price plus the fair value of the liabilities assumed, a bargain purchase gain is recognized.  Conversely, if the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized.

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

Our net interest income increased $5.8 million, or 6.4%, to $96.8 million for 2019, from $90.9 million for 2018.  The increase in 2019 was primarily driven by a full year impact of our acquisition of ABC Bank, and was partially offset by increases in interest expense.  Our net interest margin was 3.98% for the year ended 2019, compared to 3.87% for the year ended 2018, an increase of 11 basis points.  Our net interest margin on a taxable equivalent (TE) basis, which is net interest income divided by total interest-earning assets, was 4.06% for the year ended 2019, compared to 3.96% for the year ended 2018, an increase of ten basis points.  The growth in our net interest margin was due to higher loan volumes in 2019, coupled with $2.1 million of discount accretion on loans acquired in our ABC Bank acquisition in 2018 and Talmer branch purchase in late 2016.  The increase in interest expense in 2019 compared to 2018 was due primarily to higher rates paid on all interest bearing deposits, as well as additional short-term funding needs, which increased due to our loan growth and was financed by FHLBC borrowings, which reprice daily.

Our net interest income increased $16.1 million, or 21.4%, to $90.9 million for 2018, from $74.9 million for 2017.  The increase in interest and dividend income in 2018 was primarily driven by our acquisition of ABC Bank, and was partially offset by increases in interest expense.  Our net interest margin on a taxable equivalent basis was 3.78%  for the year ended 2018, compared to 3.54% for the year ended 2017, an increase of 33 basis points.  Our net interest margin (TE) basis was 3.96% for the year ended 2018, compared to 3.70% for the year ended 2017, an increase of 26 basis points.  The growth in our net interest margin was due to higher loan volumes in 2018, coupled with $2.7 million of discount accretion on loans acquired in our ABC Bank acquisition in 2018 and Talmer branch purchase in late 2016, and higher yielding municipal securities held for the full year 2018.  The increase in interest expense in 2018 compared to 2017 was due primarily to higher rates paid on time deposits, as well as additional short-term funding needs, which increased due to our loan growth and was financed by FHLBC borrowings, which reprice daily.

Our average earning assets increased $81.5 million, or 3.5%, to $2.43 billion in 2019, from $2.35 billion in 2018.  The increase was primarily attributable to a full year of average impact of our April 2018 acquisition of ABC Bank, as well as organic commercial, lease financing, and commercial real estate loan growth.  Our average earning assets increased $238.2 million, or 11.3%, to $2.35 billion in 2018, from $2.11 billion in 2017.  The increase was primarily attributable to our ABC Bank acquisition, organic commercial, lease financing, commercial real estate, and construction loan growth and our purchase of two HELOC portfolios, totaling $41.6 million from a third party.

Our average interest bearing liabilities decreased $17.3 million, or 1.0%, from $1.71 billion in 2018 to $1.69 billion in 2019, due primarily to a reduction in average NOW, money market, savings and time deposits, as well as growth in commercial demand deposit accounts commensurate with growth in our commercial loan clients, and a modest increase in short-term borrowings used to fund loan growth.  Our average interest bearing liabilities increased $153.7 million, or 9.9%, from $1.56 billion in 2017 to $1.71 billion in 2018, due primarily to the ABC Bank acquisition in the second quarter of 2018, as well as growth in commercial deposit accounts corresponding with growth in commercial loan clients, and an increase in short-term borrowings used to fund loan growth.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	2019			2018			2017
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$21,783	$459	2.11	$17,540	$334	1.90	$12,224	$134	1.08
Securities:
Taxable	253,260	9,256	3.65	268,791	9,577	3.56	347,712	10,202	2.93
Non-taxable (TE)[1]	249,976	9,399	3.76	277,555	10,558	3.80	208,142	9,137	4.39
Total securities (TE)[1]	503,236	18,655	3.71	546,346	20,135	3.69	555,854	19,339	3.48
Dividends from FHLBC and FRBC	10,730	602	5.61	9,305	469	5.04	8,127	370	4.55
Loans and loans held-for-sale [1,2]	1,897,909	97,866	5.16	1,778,996	88,922	5.00	1,537,742	70,950	4.55
Total interest earning assets	2,433,658	117,582	4.83	2,352,187	109,860	4.67	2,113,947	90,793	4.25
Cash and due from banks	34,027	-	-	34,021	-	-	33,738	-	-
Allowance for loan and lease losses	(19,548)	-	-	(18,930)	-	-	(16,390)	-	-
Other noninterest bearing assets	175,306	-	-	180,528	-	-	187,503	-	-
Total assets	$2,623,443			$2,547,806			$2,318,798

Liabilities and Stockholders' Equity
NOW accounts	$432,028	$1,386	0.32	$436,702	$978	0.22	$425,435	$424	0.10
Money market accounts	289,745	1,086	0.37	307,259	843	0.27	278,826	349	0.13
Savings accounts	308,847	488	0.16	291,611	335	0.11	261,974	177	0.07
Time deposits	431,377	6,736	1.56	443,520	5,829	1.31	389,771	4,227	1.08
Interest bearing deposits	1,461,997	9,696	0.66	1,479,092	7,985	0.54	1,356,006	5,177	0.38
Securities sold under repurchase agreements	43,698	577	1.32	44,122	462	1.05	31,478	17	0.05
Other short-term borrowings	73,757	1,755	2.38	71,041	1,429	2.01	67,959	741	1.08
Junior subordinated debentures	57,710	3,724	6.45	57,663	3,716	6.44	57,615	4,002	6.95
Senior notes	44,212	2,699	6.10	44,109	2,688	6.09	44,010	2,689	6.11
Notes payable and other borrowings	12,008	384	3.20	14,696	398	2.71	-	-	-
Total interest bearing liabilities	1,693,382	18,835	1.11	1,710,723	16,678	0.97	1,557,068	12,626	0.81
Noninterest bearing deposits	650,400	-	-	608,762	-	-	547,719	-	-
Other liabilities	22,984	-	-	16,742	-	-	22,131	-	-
Stockholders' equity	256,677	-	-	211,579	-	-	191,880	-	-
Total liabilities and stockholders' equity	$2,623,443			$2,547,806			$2,318,798
Net interest income (GAAP)		$96,759			$90,939			$74,879
Net interest margin (GAAP)			3.98			3.87			3.54

Net interest income (TE)[1]		$98,747			$93,182			$78,167
Net interest margin (TE)[1]			4.06			3.96			3.70
Interest bearing liabilities to earning assets	69.58%			72.73%			73.66%

1   Tax equivalent basis is calculated using a marginal tax rate of 21% in 2019 and 2018 and 35% in 2017.  See the discussion entitled “Non-GAAP Presentations” below and the table on page 40 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2    Interest income from loans is shown tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes fees of $1.1 million for both 2019 and 2018, and $2.4 million for 2017, respectively.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(Dollars in thousands)	2019	2018	2017
Interest income (GAAP)	$115,594	$107,617	$87,505
Taxable equivalent adjustment - loans	14	26	90
Taxable equivalent adjustment - securities	1,974	2,217	3,198
Interest income (TE)	117,582	109,860	90,793
Less: interest expense (GAAP)	18,835	16,678	12,626
Net interest income (TE)	$98,747	$93,182	$78,167
Net interest income (GAAP)	$96,759	$90,939	$74,879
Average interest earning assets	$2,433,658	$2,352,187	$2,113,947
Net interest income to total interest earning assets (GAAP)	3.98%	3.87%	3.54%
Net interest income to total interest earning assets (TE)	4.06%	3.96%	3.70%

The following table allocates the changes in net interest income to changes in either average balances or average rates for interest earning assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 21% marginal rate for 2019 and 2018, and a 35% marginal rate for 2017.  Interest income not yet received on nonaccrual loans is reversed upon transfer to nonaccrual status; future receipt of interest income is a reduction to principal while in nonaccrual status.

Analysis of Year-to-Year Changes in Net Interest Income1

	2019 Compared to 2018			2018 Compared to 2017
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(Dollars in thousands)	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest earning deposits	$87	$38	$125	$73	$127	$200
Securities:
Taxable	(579)	258	(321)	(11,252)	10,627	(625)
Tax-exempt	(1,038)	(121)	(1,159)	2,369	(948)	1,421
Dividends from FHLBC and FRBC	76	57	133	57	42	99
Loans and loans held-for-sale	6,071	2,873	8,944	11,045	6,927	17,972
Total interest and dividend income	4,617	3,105	7,722	2,292	16,775	19,067
Interest expense
NOW accounts	(10)	418	408	12	542	554
Money market accounts	(45)	288	243	39	455	494
Savings accounts	21	132	153	22	136	158
Time deposits	(154)	1,061	907	632	970	1,602
Securities sold under repurchase agreements	(4)	119	115	10	435	445
Other short-term borrowings	56	270	326	34	654	688
Junior subordinated debentures	3	5	8	3	(289)	(286)
Senior notes	6	5	11	6	(7)	(1)
Notes payable and other borrowings	(1,216)	1,202	(14)	-	398	398
Total interest expense	(1,343)	3,500	2,157	758	3,294	4,052
Net interest and dividend income	$5,960	$(395)	$5,565	$1,534	$13,481	$15,015

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

Provision for loan and lease losses

We recorded a provision for loan and lease losses in 2019 of $1.6 million, compared to $1.2 million in 2018 and $1.8 million in 2017.  For additional discussion of the loan and lease loss provision and allowance, see the section below “Allowance for Loan and Lease Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2019	2018	2017	2019-2018	2018-2017
Trust income	$6,655	$6,417	$6,203	3.7	3.4
Service charges on deposits	7,715	7,328	6,720	5.3	9.0
Residential mortgage banking revenue
Secondary mortgage fees	772	696	776	10.9	(10.3)
Mortgage servicing rights mark to market loss	(2,662)	(734)	(802)	(262.7)	8.5
Mortgage servicing income	1,881	1,939	1,778	(3.0)	9.1
Net gain on sales of mortgage loans	5,112	3,791	4,803	34.8	(21.1)
Total residential mortgage banking revenue	5,103	5,692	6,555	(10.3)	(13.2)
Securities gains (losses), net	4,511	360	474	N/M	(24.1)
Increase in cash surrender value of BOLI	1,415	984	1,432	43.8	(31.3)
Death benefit realized on bank-owned life insurance	872	1,026	-	(15.0)	100.0
Debit card interchange income	4,177	4,420	4,200	(5.5)	5.2
Gains on disposal and transfer of fixed assets	32	-	10	100.0	(100.0)
Other income	5,320	5,126	4,778	3.8	7.3
Total noninterest income	$35,800	$31,353	$30,372	14.2	3.2

N/M - Not meaningful

Our total noninterest income increased $4.4 million to $35.8 million in 2019, compared to $31.4 million in 2018.  We continued to implement our strategy to grow trust income and service charges on deposits, subject to applicable bank regulations.  Trust income increased $238,000 in 2019 from 2018, due primarily to growth in agent fees, IRA management fees, and management emphasis on advisory fee growth.  Average assets under management by our wealth management department totaled $1.21 billion for 2019, reflecting growth of $33.0 million, or 2.8%, from $1.18 billion for  2018.  Service charges on deposits increased $387,000 in 2019 from 2018 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $589,000 in 2019 from 2018, due primarily to a rising interest rate environment in the first half of 2019 and the negative impact of the rate changes to mortgage servicing rights, which were partially offset by an increase of $30.8 million in mortgage loans originated for sale in 2019.  Security gains, net, of $4.5 million were recorded in 2019, relating to security sales of $191.3 million, compared to security gains, net, of $360,000 in 2018 related to $94.7 million of securities sales in 2018.  We recorded a death benefit of $872,000 on bank owned life insurance, or BOLI, in 2019, in addition to the $431,000 increase in cash surrender value of BOLI compared to 2018.  Debit card interchange income decreased due to a reversal of $250,000 recorded in 2018 related to an accrual for a debit card rewards program that was discontinued in late 2018.  Finally, other income increased $226,000 in 2019 compared to 2018 due to an increase in ATM interchange fees and an incentive recorded related to a new debit card vendor contract .

Our total noninterest income increased $981,000, to $31.4 million in 2018, compared to $30.4 million in 2017.  Trust income increased $214,000 in 2018 from 2017, due primarily to growth in agent fees, IRA management fees,  and management emphasis on advisory fee growth.  Average assets under management by our wealth management department totaled $1.18 billion for 2018, reflecting growth of $72.4 million, or 6.5%, from $1.11 billion for 2017.  Service charges on deposits increased $608,000 in 2018 from 2017 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $863,000 in 2018 from 2017, due primarily to a rising interest rate environment and the negative impact of the rate changes to mortgage servicing rights, as well as a reduction of $12.9 million in mortgage loans originated for sale in 2018.  Securities gains were $360,000 for 2018, relating to security sales of $94.7 million, compared to security gains, net, of $474,000 in 2017 related primarily to $232.5 million of securities sales in 2017.  We recorded a death benefit of $1.0 million on BOLI in 2018, which was partially offset by a reduction in the increase in cash surrender value of BOLI compared to 2017.  An increase was reflected in debit card interchange income due to a reversal of $250,000 related to an accrual for a debit card rewards program that was discontinued in late 2018.  Finally, other income increased $348,000 in 2018 compared to 2017 due to an increase in ATM transaction fees and miscellaneous recoveries, primarily related to a reversal of property tax accruals taken in prior years on nonperforming loans.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2019	2018	2017	2019-2018	2018-2017
Salaries	$36,413	$34,031	$31,096	7.0	9.4
Officers incentive	3,378	3,131	2,637	7.9	18.7
Benefits and other	7,078	6,999	6,347	1.1	10.3
Total salaries and employee benefits	46,869	44,161	40,080	6.1	10.2
Occupancy, furniture and equipment	8,289	6,915	5,951	19.9	16.2
Computer and data processing	5,631	6,745	4,387	(16.5)	53.7
FDIC insurance	176	653	658	(73.0)	(0.8)
General bank insurance	1,002	1,040	1,031	(3.7)	0.9
Amortization of core deposit intangible	539	387	96	39.3	N/M
Advertising expense	1,225	1,567	1,505	(21.8)	4.1
Debit card interchange expense	977	940	1,329	3.9	(29.3)
Legal fees	675	835	650	(19.2)	28.5
Other real estate owned expense, net	423	396	2,165	6.8	(81.7)
Other expense	13,296	13,489	11,297	(1.4)	19.4
Total noninterest expense	$79,102	$77,128	$69,149	2.6	11.5

N/M - Not meaningful

Our total noninterest expense increased by $2.0 million, or 2.6%, in 2019 compared to 2018.  The increase was primarily attributable to a full year of costs related to our acquisition of ABC Bank in the second quarter of 2018, which increased salaries and employee benefits, and occupancy, furniture and equipment expense.  In addition to the acquisition-related expense, as part of our strategic plan, we also made significant improvements, repairs and maintenance in 2019 on our various bank locations.  Computer and data processing and legal fees decreased in 2019 compared to 2018, as the 2018 expenses included acquisition related costs.  FDIC insurance expense decreased $477,000, or 73.0%, in 2019 from 2018 due to assessment credits received in 2019 after the FDIC reached its required reserve ratio; see “Supervision and Regulation Deposit Insurance” for further discussion of these assessment credits.  Amortization of core deposit intangibles increased $152,000, or 39.0%, in 2019, reflecting a full year of expense of the ABC Bank acquired deposit premium. Advertising expense decreased in 2019, as we are assessing our marketing strategy and opportunities for future promotion of our 150th anniversary in 2021.  Our other real estate owned expenses, net, increased marginally by $27,000 due to continued low levels of other real estate held, and reductions in valuation reserves taken in 2019.

Our total noninterest expense increased by $8.0 million, or 11.5%, in 2018 compared to 2017.  The increase was primarily attributable to our acquisition of ABC Bank in the second quarter of 2018, which resulted in aggregate merger and acquisition related costs of $3.5 million in 2018. In addition, growth in our employees and branches from the ABC Bank acquisition has contributed to increased salaries and employee benefits and occupancy, furniture and equipment expense in 2018.  Total salaries and employee benefits increased 10.2% in 2018 compared to 2017, occupancy, furniture and equipment costs increased 16.2% in 2018 compared to 2017, and computer and data processing costs increased 53.7%, due primarily to the data conversion and contract exit costs related to the acquisition.  Our other real estate owned expenses, net, decreased $1.8 million in 2018 compared to 2017, as a result of decreases in maintenance costs due to the reduction in our other real estate owned balances, a decrease in valuation reserves taken in 2018, and an increase in gains on sales of properties held in 2018.  Other expense reflected an increase of $2.2 million in 2018 over 2017 primarily due to ABC Bank acquisition-related costs of $582,000, an increase in consulting costs of $300,000 related to third party stress testing, various operational reviews, and preparation for the implementation of CECL, and a loss incurred related to a mortgage escrow reimbursement payable to a loan customer of $240,000.

Our number of full-time equivalent employees was 535 as of December 31, 2019, compared to 518 as of December 31, 2018 and 450 as of December 31, 2017.  Staffing levels increased in 2019 primarily due to the continued growth of our commercial lending and compliance staff.  The increase in staffing levels from 2017 to 2018 of 68 employees was primarily driven by our ABC Bank acquisition.  Management continues to be diligent in controlling the hiring of additional personnel, even as positions become open, as we seek to efficiently utilize our current staff and control expenses.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2019, is detailed in Note 12 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $12.4 million for 2019, compared to an income tax expense of $9.9 million for 2018 and $19.2 million for 2017.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 23.9% for 2019, 22.6% for 2018 and 55.9% for 2017.  Any changes in tax rates will be recorded in the period enacted.

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

On September 2, 2015, the Company and the Bank, as rights agent, entered into a Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, which amended the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 12, 2012 (as amended, the “Tax Benefits Plan”).  This amendment was submitted and approved by our stockholders at our 2016 annual meeting, which extended the final expiration date of the Tax Benefits Plan from September 12, 2015, to September 12, 2018.  The Tax Benefits Plan expired on September 12, 2018, and our board of directors determined not to extend it.

The determination of whether we will be able to realize our deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of both current and future economic and business conditions.  Management considered both positive and negative evidence regarding our ability to ultimately realize the deferred tax assets, which is largely dependent on our ability to derive benefits based on future taxable income.  For all periods presented, management determined that the realization of the deferred tax asset was “more likely than not” as required by GAAP.

Financial condition

General

Our total assets were $2.63 billion at December 31, 2019, a decrease of $40.5 million, or 1.5%, from December 31, 2018.  Our loans increased by $33.8 million, or 1.8%, to $1.93 billion for the year ended December 31, 2019, compared to 2018.  We experienced organic loan growth in 2019, primarily in our commercial, leases and commercial real estate loan portfolios.  Total securities decreased by $56.6 million, or 10.5%, for the year ended December 31, 2019.  Our portfolio mix remained static overall, but we were able to benefit from tight credit spreads and executed sales, primarily in the third quarter of 2019 when interest rates started to fall, recording pretax security gains, net, of $4.5 million for 2019.  In 2019, management continued to emphasize the stabilization of our balance sheet and credit quality in all lending decisions.  We also continued to experience a high level of competition for loans in our target markets.  The balance of our other real estate owned decreased to $5.0 million as of December 31, 2019, from $7.2 million as of December 31, 2018.

Our total liabilities were $2.36 billion at December 31, 2019, a decrease of $89.2 million, or 3.7%, from December 31, 2018.  Total deposits increased by $10.0 million, or 0.5%, to $2.13 billion for the year ended December 31, 2019, compared to $2.12 billion for the year ended December 31, 2018, primarily due to commercial demand deposit growth commensurate with our commercial loan growth.  Management continued to fund new lending with deposit growth, short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”), securities sold under repurchase agreements, long-term FHLBC borrowings acquired with the ABC Bank acquisition which are recorded within notes payable and other borrowings, and security sales.

At December 31, 2019, total stockholders’ equity was $277.9 million, compared to $229.1 million at December 31, 2018.

Investments

As shown below, we experienced minimal changes in the overall composition of our securities portfolio from 2017 to 2019.  However, the size of the portfolio decreased in 2019 compared to 2018 primarily due to security sales, which generated $191.3 million of proceeds in 2019.

	2019			2018			2017
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
Securities available-for-sale
U.S. Treasury	$4,010	$4,036	0.8	$4,006	$3,923	0.7	$4,002	$3,947	0.7
U.S. government agencies	8,502	8,337	1.7	11,112	10,951	2.0	13,062	13,061	2.4
U.S. government agency mortgage-backed	16,164	16,588	3.4	14,407	14,075	2.6	12,372	12,214	2.3
States and political subdivisions	240,399	249,175	51.4	277,112	274,067	50.6	272,240	278,092	51.4
Corporate bonds	-	-	0.0	-	-	0.0	823	833	0.1
Collateralized mortgage obligations	57,059	57,984	12.0	66,494	64,429	11.9	66,892	65,939	12.2
Asset-backed securities	82,114	81,844	16.9	108,574	109,514	20.3	113,983	112,932	20.9
Collateralized loan obligations	66,898	66,684	13.8	65,162	64,289	11.9	54,271	54,421	10.0
Total securities available-for-sale	$475,146	$484,648	100.0	$546,867	$541,248	100.0	$537,645	$541,439	100.0

Our investment portfolio serves as both an important source of liquidity and as a source of income.  Accordingly, the size and composition of the portfolio reflects our liquidity needs, loan demand and interest income objectives.  We will adjust the size and composition of the portfolio from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Our total securities as of December 31, 2019, reflected a net decrease of $56.6 million, or 10.5%, from December 31, 2018.  Security sales were executed in 2019 to take advantage of the tightening credit spreads in the falling interest rate environment, with the reduction occurring primarily in states and political subdivisions, collateralized mortgage obligations (“CMOs”), and asset-backed securities.  In addition, net paydowns and calls totaled $41.8 million in 2019, primarily due to the falling interest rate environment.  We recorded net securities gains of $4.5 million in 2019 related to sales and calls during the year.

Our total securities as of December 31, 2018, reflected a net decrease of $191,000, or 0.04%, from December 31, 2017.  Portfolio activity in 2018 was minimal, with the most notable change being the reduction of collateralized loan obligations (“CLOs”) due to call options exercised by select issuers.  The stability of the portfolio composition in 2018 reflected the tight credit spreads that persisted through much of 2018, with an associated lack of relative value among investment sectors.  We recorded net securities gains of $360,000 in 2018 related to sales and calls during the year.

In 2017, market conditions made mortgage-backed securities (“MBS”) and CMOs issued by federal agencies less attractive, while issuances of states and political subdivisions became more attractive.  As a result, we liquidated select CMOs, mortgage-backed securities, corporate bonds and asset-backed securities (“ABS”) to allow for portfolio repositioning in favor of high-quality state and municipal securities.  We executed purchases totaling $270.2 million in this security type during 2017 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of ABS and CMOs; these reductions were comprised of sales of $146.9 million and paydowns of $13.0 million. We recorded net securities gains of $474,000 in 2017 related to sales and calls during the year.

Some of our holdings of U.S. government agency MBS and CMOs are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which does carry the full faith and credit of the U.S. government.  We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of ABS were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  Our CLO S&P or Moody’s ratings distribution consists of 58% rated A, 26% rated AA and 14% rated AAA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2019.  Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$-	-	$4,036	1.85%	$-	-	$-	-	$4,036	1.85%
U.S. government agencies	-	-	-	-	-	-	8,337	2.80%	8,337	2.80
States and political subdivisions	510	2.03%	2,375	2.56	5,076	3.49%	241,214	3.02	249,175	3.03
	510	2.03	6,411	2.11	5,076	3.49	249,551	3.02	261,548	3.00
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	74,572	3.28
Asset-backed securities	-	-	-	-	-	-	-	-	81,844	2.99
Collateralized loan obligations									66,684	4.28
Total securities available-for-sale	$510	2.03%	$6,411	2.11%	$5,076	3.49%	$249,551	3.02%	$484,648	3.22%

As of December 31, 2019, net unrealized gains on available-for-sale securities totaled $9.5 million, which offset by deferred income taxes resulted in an overall decrease to equity capital of $6.8 million.  As of December 31, 2018, net unrealized losses on available-for-sale securities totaled $5.6 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $4.0 million.

At December 31, 2019, there were two issuers of ABS and CMOs where the book value of our holdings were greater than 10% of our stockholders’ equity, as follows:

	December 31, 2019
(Dollars in thousands)	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,873	$27,470
Towd Point Mortgage Trust	33,551	34,322

We had no securities held-to-maturity in 2019, 2018, or 2017.  In the second quarter of 2016, we transferred our portfolio to available-for-sale to allow for portfolio restructuring and to fund loan growth.  Due to the transfer to available-for-sale in 2016, we were precluded from holding any securities as held-to-maturity for a two year period after the date of transfer; that two year limitation expired in the second quarter of 2018.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of		% of		% of
(Dollars in thousands)	2019	Total	2018	Total	2017	Total	2016	Total	2015	Total
Commercial	$332,842	17.2	$314,323	16.6	$272,851	16.9	$228,113	15.4	$115,603	10.2
Leases	119,751	6.2	78,806	4.2	68,325	4.2	55,451	3.7	25,712	2.3
Real estate - commercial	865,599	44.8	820,941	43.3	750,991	46.4	736,247	49.8	605,721	53.4
Real estate - construction	69,617	3.6	108,390	5.7	85,162	5.3	64,720	4.4	19,806	1.7
Real estate - residential	396,901	20.6	407,068	21.5	313,397	19.4	276,226	18.7	245,475	21.7
HELOC	123,457	6.4	140,442	7.4	112,833	7.0	101,625	6.9	105,532	9.3
Other[1]	12,258	0.7	14,439	0.6	13,383	0.8	15,210	1.0	14,829	1.3
Total loans, excluding deferred loans costs and PCI loans	1,920,425	99.5	1,884,409	99.3	1,616,942	100.0	1,477,592	99.9	1,132,678	99.9
Net deferred loans costs	1,786	0.1	1,653	0.1	680	0.0	1,217	0.1	1,037	0.1
Total loans, excluding PCI loans	1,922,211	99.6	1,886,062	99.4	1,617,622	100.0	1,478,809	100.0	1,133,715	100.0
PCI loans, net of purchase accounting adjustments	8,601	0.4	10,965	0.6	-	0.0	-	0.0	-	0.0
Total Loans	$1,930,812	100.0	$1,897,027	100.0	$1,617,622	100.0	$1,478,809	100.0	$1,133,715	100.0

1  The “Other” class includes consumer loans and overdrafts.

Our total loans were $1.93 billion as of December 31, 2019, an increase of $33.8 million from $1.90 billion as of December 31, 2018.  Our loan growth in 2019 was driven by organic loan growth in commercial, leases, and commercial real estate loans, partially offset by reductions in construction, residential real estate, HELOC, and other loans.  Total loan originations of $790.2 million were recorded in 2019, which were largely offset by accelerated paydowns experienced in 2019.  No loan purchases were recorded in 2019, as all growth was originated by our commercial, residential and retail teams’ ongoing sales efforts.  We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Our total loans were $1.90 billion as of December 31, 2018, an increase of $279.4 million from $1.62 billion as of December 31, 2017.  Our loan growth in 2018 was driven by our ABC Bank acquisition of $227.6 million of loans, net of purchase accounting adjustments, as well as organic loan and lease financing growth and two HELOC purchases from a third party of $41.6 million in 2018.  In 2018, we continued our focus on identifying commercial and industrial loan prospects that conform to our loan policies, and we increased commercial loans by $41.5 million in 2018 compared to 2017.  We also purchased $17.1 million in leases from a third-party originator in 2017, and organic loan growth increased commercial loans by $44.7 million in 2017 compared to 2016.

We worked diligently to build loan origination pipelines in a competitive marketplace during the past four years, as evidenced by our loan growth of 1.8% in 2019, 17.3% in 2018, 9.4% in 2017 and 30.4% in 2016.  Management continues to emphasize loan portfolio quality, which was evidenced by the improved nonperforming loan metrics discussed in the “Asset Quality” section below.  As a result, net loan charge-offs of $817,000 were recorded in 2019, net loan recoveries of $317,000 were recorded in 2018, and $497,000 of net loan charge-offs were recorded in 2017.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local economies have displayed improved economic conditions in the past five years, as reflected in our loan growth and declines in classified assets, as discussed in the “Asset Quality” section below.  Real estate lending categories comprised the largest group in the portfolio for all years presented.  In addition, our lending exposure is diversified across our commercial, leasing, real estate-commercial, real estate-residential and real estate-construction loan portfolios, with total loan portfolio growth increasing in each of the five years presented.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2019:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
(Dollars in thousands)	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$163,372	$63,992	$77,609	$8,574	$19,834	$333,381
Leases	2,647	110,486	674	6,789	-	120,596
Real estate - commercial	113,425	389,224	170,321	59,047	136,269	868,286
Real estate - construction	37,591	12,604	14,777	2,469	2,383	69,824
Real estate - residential	45,039	150,497	43,584	13,142	150,738	403,000
HELOC	2,733	2,388	16,798	42,124	59,414	123,457
Other[1]	4,241	3,184	4,843	-	-	12,268
Total[2]	$369,048	$732,375	$328,606	$132,145	$368,638	$1,930,812

1    The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

2    The “Total” is inclusive of PCI loans, net of purchase accounting adjustments of $8.6 million within the appropriate loan category.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 75.4% and 77.9% of the portfolio at December 31, 2019 and 2018, respectively.  We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2019.

Our ALLL was $19.8 million at year-end 2019, compared to $19.0 million at year-end 2018, and $17.5 million at year-end 2017.  One measure of the adequacy of the ALLL is the ratio of the allowance to total loans.  The ALLL as a percentage of total loans was 1.0% as of December 31, 2019 and December 31, 2018.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.  Excluding the balances of the loans acquired from our ABC Bank acquisition and Talmer branch purchase, the ratio of ALLL to total loans as of year-end 2019 was 1.06%.  The loans acquired in the ABC Bank acquisition and Talmer branch purchase are carried at contractual loan values less a fair market value adjustment as of the date of each acquisition.  As of December 31, 2019, this acquisition adjustment totaled $817,000 for non-PCI loans.

Commercial real estate values have generally stabilized in the greater metro Chicago area with increased competition for the financing investor and multifamily transactions.  While we continue to adhere to rigorous underwriting standards, we could experience increased levels of delinquencies, problem loans and losses in future periods if an economic recession or politically triggered economic instability develops.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or more past due but still accruing.  Management believes recovery in the overall commercial real estate segment is evident but could be stifled by macroeconomic events.  Negative changes in the economy could increase our nonperforming loans.  Total nonperforming loans were $15.8 million at December 31, 2019, a decrease from $16.3 million at December 31, 2018.  As noted above in the Loans Acquired in Business Combinations section, we do not consider our PCI loans to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection, because we recognize interest income on these loans through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from our presentation of nonperforming assets.  Other positive trends included continued stability within nonaccrual loan and past due loan levels in 2019 compared to 2018 and 2017.  Nonaccrual loans, excluding PCI loans, totaled $12.4 million at December 31, 2019, a decrease of $1.3 million from year end 2018  Total past due loans, including accruing and nonaccrual loans, totaled $25.7 million at year end 2019, a $7.3 million increase from year end 2018, resulting in the rate of past dues to total loans increasing to 1.33% at year-end 2019 compared to 0.97% at year-end 2018, and 0.96% at year-end 2017.  Refer to Note 5, “Loans”, in our consolidated financial statements, below, for further detail of past due loans by classification for 2019 and 2018.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$12,432	$13,741	$14,388	$15,283	$14,389
Performing troubled debt restructured loans accruing interest	872	1,683	988	718	165
Loans past due 90 days or more and still accruing interest	2,545	917	248	-	65
Total nonperforming loans	15,849	16,341	15,624	16,001	14,619
Other real estate owned	5,004	7,175	8,371	11,916	19,141
Total nonperforming assets	$20,853	$23,516	$23,995	$27,917	$33,760

PCI loans, net of purchase accounting adjustments	$8,601	$10,965	$-	$-	$-

Other real estate owned ("OREO") as % of nonperforming assets, excluding PCI loans	24.0%	30.5%	34.9%	42.7%	56.7%

 Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $347,000, $335,000 and $47,000 was recorded and collected during 2019, 2018 and 2017, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2019, 2018 and 2017, had these loans been on an accrual basis throughout the year, was approximately $1.3 million, $952,000 and $781,000, respectively.  There were approximately $4.5 million and $5.3 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2019 and 2018, respectively.  Additionally, the nonaccrual loans above include $3.4 million and $2.2 million in restructured loans for the years ending December 31, 2019 and 2018.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2019	2018	2017	2019-2018	2018-2017
Commercial	$11,688	$137	$-	N/M	N/M
Leases	329	-	825	N/M	(100.0)
Real estate - commercial, nonfarm	11,672	22,661	7,262	(48.5)	212.0
Real estate - commercial, farm	1,210	1,222	2,486	(1.0)	(50.8)
Real estate - construction	262	2,610	376	(90.0)	594.1
Real estate - residential:
Investor	1,390	1,216	448	14.3	171.4
Multi-Family	503	979	4,723	(48.6)	(79.3)
Owner occupied	3,631	4,524	5,266	(19.7)	(14.1)
HELOC	1,969	1,889	1,899	4.2	(0.5)
Other(1)	359	31	20	N/M	55.0
Total classified loans, excluding PCI loans	33,013	35,269	23,305	(6.4)	51.3
PCI loans, net of purchase accounting adjustments	8,601	10,965	-	(21.6)	N/M
Total classified loans, including PCI loans	41,614	46,234	23,305	(10.0)	98.4
Other real estate owned	5,004	7,175	8,371	(30.3)	(14.3)
Total classified assets	$46,618	$53,409	$31,676	(12.7)	68.6

N/M - Not meaningful

1    The “Other” class includes consumer loans and overdrafts.

Classified loans, excluding PCI loans, include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Both total classified loans and total classified assets decreased in 2019 compared to 2018, but increased in 2018 from 2017.  Classified loans, excluding PCI loans, decreased primarily due to remediation of select credits which were downgraded in our commercial and real estate – commercial, nonfarm portfolios.  Classified assets, which includes classified loans and OREO, was favorably impacted by the decrease of our OREO portfolio, which declined $2.2 million in 2019 from 2018, and $1.2 million in 2018 from 2017.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses, which is referred to as the “classified assets ratio.”  Our classified assets ratio decreased to 11.11% at December 31, 2019, compared to a modest increase  to 13.49% at December 31, 2018, from 11.87% at December 31, 2017.

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

Management defines potential problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 5 to the Consolidated Financial Statements, as listed in the credit quality indicators discussion.

Allowance for Loan and Lease Losses

Our ALLL methodology is designed to produce reasonable estimates of loan and lease losses as of the financial statement date(s) and incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology.  The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institute of Certified Public Accountants Audit and Accounting Guide for Depository and Lending Institutions, and banking industry practices.  The total ALLL was $19.8 million as of December 31, 2019.

In accordance with accounting guidance for business combinations, there was no allowance for loan or lease losses brought forward on any acquired loans in our acquisition of ABC Bank in 2018 or our Talmer branch purchase in 2016. For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $183.8 million as of December 31, 2019, net of $817,000 of purchase accounting adjustments.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2019, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded $11.4 million of PCI loans in our acquisition of ABC Bank, which totaled $8.6 million, net of purchase accounting adjustments, including $4.0 million of credit discounts, as of December 31, 2019.  We will perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and is recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

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

The historical loss experience component is based on actual loss experience for a rolling 20-quarter period and the related internal risk rating and category of loans charged-off, including any charge-offs on TDRs.  We perform a loss migration analysis quarterly, and the loss factors are updated based on actual experience.

Management takes into consideration many internal and external qualitative factors when estimating the additional adjustment for management factors, including changes in:

•

the composition of the loan portfolio, trends in the volume and terms of loans, and trends in delinquent and nonaccrual loans that could indicate that historical trends do not reflect current conditions.

•	credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.
•	the experience, ability, and depth of credit management and other relevant staff.
•	the quality of the Company’s loan review system and board of directors’ oversight.
•	the value of the underlying collateral for collateral-dependent loans.
•	the national and local economy that affect the collectability of various segments of the portfolio.
•	other external factors, such as competition and legal or regulatory requirements are considered when determining the level of estimated loss in various segments of the portfolio.

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

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, we estimate a range of inherent losses and maintain a general allowance that is not allocated to a specific category.  As of December 31, 2019, the unallocated allowance decreased to $503,000, from the unallocated balance of $537,000 as of December 31, 2018.  Changes in the ALLL are detailed in Note 6 in the consolidated financial statements of this annual report.

Our ALLL methodology is periodically reviewed by our independent accountants and banking regulators, and select methodology changes were made in 2017, 2018 and 2019.

We refined our ALLL methodology in 2017, with implementation of management factor classifications for newer loan portfolios, such as our purchase of home equity lines of credit (“HELOCs”) in 2017 and the expanded business development company loan portfolio, as these portfolios have not been outstanding long enough to be sufficiently seasoned. In addition, we revised the risk weightings for the historical loss factors to allocate  an increase in the loss factor applied in the earliest quarter, and a like reduction of the loss factor in the most recent quarter, as management believes the lower charge-off levels in the more recent quarters will likely not continue long-term.

We refined our ALLL methodology again in 2018, as we determined that a minimum threshold of two basis points should be used for those quarters within the historical losses calculation with minimal or no losses incurred, to ensure some loss expectation was being applied.  In addition, a base line for reserves was set for economic conditions (.25%), past due and classified loans (.05%), loan portfolio/ concentrations (.05%), general (.05%) and external factors (.05%).  These factors are evaluated quarterly by the Bank’s ALLL Committee and the ASC 450 percentages are adjusted according to the overall bias in the individual factors (up, down or neutral). In the first quarter of 2018, these baseline levels were modified to establish floors and ceilings for each management factor ranging from five to 50 basis points, depending on the factor.  We believe these floors and ceilings will allow management to evaluate changes to factors within prescribed guidelines and to remain consistent with factor determination in a stressed scenario, as a ceiling could be applied.

We continued to enhance our ALLL methodology in 2019, with loan portfolio volume changes supporting revisions to the management factor related to portfolio volumes and concentrations.  Lease portfolio growth of $40.9 million and a decline in the construction portfolio of $38.8 million in 2019 supported an increase in the management factor due to the changes in the volume and concentrations of five basis points for leases, and a decrease of ten basis points for construction loans, respectively.  In addition, due to the falling interest rate environment, the management factors for variable rate commercial loans and HELOCs were reduced to become more commensurate with fixed rate commercial loan and HELOC products.  Finally, as the purchased HELOC portfolio and the business development loans have been analyzed with a separate management factor for two years within the ALLL calculation, and there have been minimal HELOC charge-offs and no business development losses to date, these management factors were each reduced by five basis points for the December 31, 2019 calculation.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ALLL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

Analysis of Allowance for Loan and Lease Losses

(Dollars in thousands)	2019	2018	2017	2016	2015
Average total loans (exclusive of loans held-for-sale)	$1,894,745	$1,776,230	$1,534,673	$1,214,804	$1,144,618
Allowance at beginning of year	19,006	17,461	16,158	16,223	21,637
Charge-offs:
Commercial	109	41	25	95	993
Leases	49	13	215	23	-
Real estate - commercial	1,019	1,548	309	1,633	1,653
Real estate - construction	9	(16)	23	23	2
Real estate - residential	118	(45)	1,347	450	665
HELOC	338	147	386	622	974
Other[1]	409	409	1	344	483
Total charge-offs	2,051	2,097	2,306	3,190	4,770
Recoveries:
Commercial	74	157	30	32	451
Leases	-	-	-	5	-
Real estate - commercial	684	447	161	640	1,595
Real estate - construction	1	35	377	96	276
Real estate - residential	103	1,146	980	486	579
HELOC	172	364	243	845	496
Other[1]	200	265	18	271	359
Total recoveries	1,234	2,414	1,809	2,375	3,756
Net charge-offs / (recoveries)	817	(317)	497	815	1,014
Provision (release) for loan and lease losses	1,600	1,228	1,800	750	(4,400)
Allowance at end of year	$19,789	$19,006	$17,461	$16,158	$16,223

Net charge-offs / (recoveries) to average loans	0.04%	(0.02)%	0.03%	0.07%	0.09%
Allowance at year end to average loans	1.04%	1.07%	1.14%	1.33%	1.42%

1    The “Other” class includes consumer loans and overdrafts.

We had net loan charge-offs of $817,000 in 2019 and net loan recoveries of $317,000 in 2018, compared to net charge-offs of $497,000 in 2017.  The provision for loan and lease losses is based upon management’s estimate of losses inherent in the loan and lease portfolio and its evaluation of the adequacy of the ALLL.  Factors which influence management’s judgment in estimating loan and lease losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, national and local economic conditions, and other credit risk considerations that, in management’s judgment, deserve evaluation in estimating loan and lease losses.

The following table shows our allocation of the ALLL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Loan and Lease Losses

	2019		2018		2017		2016		2015
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$3,015	17.2%	$2,832	16.6%	$2,453	16.9%	$1,629	15.4%	$2,096	12.5%
Leases	1,262	6.2	734	4.2	692	4.2	633	3.8	-	-
Real estate - commercial	11,175	45.0	10,470	43.5	9,522	46.4	9,547	49.8	9,013	53.4
Real estate - construction	513	3.6	969	5.8	923	5.3	389	4.4	265	1.7
Real estate - residential	2,015	20.8	1,931	21.8	1,846	19.4	2,178	18.7	724	21.7
HELOC	1,172	6.4	1,449	7.4	1,446	7.0	1,331	6.9	2,050	9.3
Other[1]	637	0.8	621	0.7	579	0.8	451	1.0	2,075	1.4
Total	$19,789	100.0%	$19,006	100.0%	$17,461	100.0%	$16,158	100.0%	$16,223	100.0%

1    The “Other” class includes consumer loans, overdrafts and the unallocated allowance balance for each year presented.

The ALLL is a valuation allowance, which increased by the provision for loan and lease losses of $1.6 million, $1.2 million and $1.8 million in 2019, 2018 and 2017, respectively, adjusted for charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the ALLL.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate estimated allowance for probable loan and lease losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of our Board of Directors and Audit Committee.  Although management believes the ALLL is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ALLL at the time of their examination.

Our coverage ratio of ALLL to nonperforming loans, excluding PCI loans, was 124.9% as of December 31, 2019, which reflects an increase from 116.3% as of December 31, 2018.  A modest decrease of $492,000, or 3.0%, in nonperforming loans in 2019, and an increase of $783,000 in the allowance for loan and lease losses from year-end 2018 to year-end 2019 drove the increase.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  Allocations for general risk and management risk factors as of December 31, 2019, increased by $556,000 from December 31, 2018 while the overall loan balances subject to the allowance increased by approximately $40.2 million at December 31, 2019.  Management determined the estimated amount to include in the ALLL based on a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

Management reviews the estimate of the management risk factors including higher risk loan pools rated as special mention and problem loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in our comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what potential valuation impact would result from that migration.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that continued to show signs of stabilization in 2019.

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the “Asset Quality” section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the ALLL.  Based on these assessments, management determined that a provision for loan and lease losses of $1.6 million, $1.2 million and $1.8 million was required for 2019, 2018 and 2017, respectively.  When measured as a percentage of average loans outstanding, the total ALLL decreased from 1.1% of total loans as of December 31, 2017 and December 31, 2018, to 1.0% of total loans at December 31, 2019.  In management’s judgment, an adequate allowance for estimated losses has been established for potential incurred losses at December 31, 2019; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $5.0 million as of December 31, 2019, compared to $7.2 million as of December 31, 2018, reflecting a $2.2 million decline.  Of the 20 properties we held as of year-end 2019, the largest net book value property was comprised of two adjoining vacant commercial parcels carried at $1.9 million.  Reductions in our OREO balance during 2019 included the sale of eleven properties resulting in proceeds of $2.5 million.  Net gains on the sale of  OREO properties during 2019 totaled $264,000, compared to net gains on sale of $792,000 recorded in 2018 and $474,000 in 2017.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2017 through 2019.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2019	2018	2017	2019-2018	2018-2017
Single family residence	$174	$1,137	$900	(84.7)	26.3
Lots (single family and commercial)	3,945	4,310	5,329	(8.5)	(19.1)
Vacant land	41	470	479	(91.3)	(1.9)
Commercial property	844	1,258	1,663	(32.9)	(24.4)
Total OREO properties	$5,004	$7,175	$8,371	(30.3)	(14.3)

Other real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2019 was $6.7 million, which was 57.3% of gross OREO, net of participations, at year-end 2019.  This compares to $8.0 million, or 52.8%, of gross OREO, net of participations,  at year-end 2018.

Deposits

We grew total deposits by $10.1 million, or 0.5%, to a total of $2.13 billion at year-end 2019 compared to year-end 2018. Total deposits grew by $193.7 million, or 10.1%, from $1.92 billion at year-end 2017 to $2.12 billion at year-end 2018 primarily due to  our ABC Bank acquisition, in which we assumed $248.5 million of additional deposits, net of purchase accounting adjustments.  We had $249,000 in brokered certificates of deposit as of December 31, 2019, compared to $16.5 million in brokered certificates of deposit as of December 31, 2018 due to scheduled runoff of brokered deposits acquired with the ABC Bank acquisition.  Deposits held by senior officers and directors, including their related interests, totaled $2.9 million and $1.6 million as of December 31, 2019 and 2018.

YTD Average Balances and Interest Rates

	2019		2018		2017
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$650,400	-	$608,762	-	$547,719	-
Interest bearing:
NOW and money market	721,773	0.34	743,961	0.24	704,261	0.11
Savings	308,847	0.16	291,611	0.11	261,974	0.07
Time	431,377	1.56	443,520	1.31	389,771	1.08
Total deposits	$2,112,397		$2,087,854		$1,903,725

The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $100,000 or More

(Dollars in thousands)	2019	2018
3 months or less	$54,234	$58,036
Over 3 months through 6 months	56,362	46,452
Over 6 months through 12 months	72,119	48,932
Over 12 months	31,376	72,974
	$214,091	$226,394

Borrowings

In addition to deposits, other liquidity sources were utilized for our funding needs in 2019, such as repurchase agreements and other short-term borrowings with the FHLBC.  Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage- backed loans.  We primarily use these borrowings as a source of short-term funding, and short-term borrowing levels with the FHLBC  decreased by $101.0 million in 2019 compared to 2018, to end at $48.5 million outstanding as of December 31, 2019, compared to $145.5 million outstanding as of December 31, 2018.  We also recorded long-term FHLBC borrowings stemming from the ABC Bank acquisition in April 2018 of $23.4 million, net of purchase accounting adjustments.  These borrowings were issued at favorable rates compared to the current overnight borrowing rate, and mature over the next seven years.  The balance of these borrowings in long-term status totaled $6.7 million as of December 31, 2019.  In addition, an unused line of credit of $20.0 million is available with a third-party bank and is used for the Company’s operating needs at the holding company level; this line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit had an outstanding balance of $4.0 million as of year-end 2018, but was repaid in January 2019 and has not been used since that time.

Short-term and Long-term Borrowings

	2019		2018		2017
(Dollars in thousands)	Amount	Weighted Average Rate %	Amount	Weighted Average Rate %	Amount	Weighted Average Rate %
At period-end:
Securities sold under repurchase agreements	$48,693	1.19	$46,632	1.28	$29,918	0.44
Other short-term borrowings	48,500	1.78	149,500	2.50	115,000	1.42
Junior subordinated debentures(1)	57,734	6.37	57,686	6.36	57,639	6.34
Senior notes(1)	44,270	5.84	44,158	5.86	44,058	5.87
Notes payable and other borrowings	6,673	2.83	15,379	2.42	-	-
Total borrowed funds	$205,870	3.79	$313,355	3.50	$246,615	3.25

Average for the year-to-date period:
Securities sold under repurchase agreements	$43,698	1.32	$44,122	1.05	$31,478	0.05
Other short-term borrowings	73,757	2.38	71,041	2.01	67,959	1.09
Junior subordinated debentures	57,710	6.45	57,663	6.44	57,615	6.95
Senior notes	44,212	6.10	44,109	6.09	44,010	6.11
Notes payable and other borrowings	12,008	3.20	14,696	2.71	-	-
Total borrowed funds	$231,385	3.95	$231,631	3.75	$201,062	3.71

Maximum amount outstanding at the end of any month-end during the period:
Securities sold under repurchase agreements	$54,166		$54,037		$36,361
Other short-term borrowings	120,000		149,500		125,000
Junior subordinated debentures	57,734		57,686		57,639
Senior notes	44,270		44,158		44,058
Notes payable and other borrowings	15,363		26,037		-

1    Period end rates listed for long term borrowings are stated rates per contract, and do not include adjustments for deferred issuance costs.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2019, 2018 and 2017.

The junior subordinated debentures included two issuances of trust preferred securities by our subsidiaries, Old Second Capital Trust I (“Trust I”) which totaled $31.6 million as of December 31, 2019, and Old Second Capital Trust II (“Trust II”), which totaled $25.0 million as of December 31, 2019.  On March 2, 2020, we redeemed all of the subordinated debentures due June 30, 2033 relating to the outstanding 7.80% cumulative trust preferred securities (NASDAQ: OSBCP) (the “Trust Securities”) issued by Trust I.  Also on March 2, 2020, we redeemed all of the outstanding Trust Securities at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The Nasdaq Stock Market.  See Note 11: Junior Subordinated Debentures for further discussion of the Capital Trusts I and II.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2019, we had $44.3 million of senior debt outstanding, net of deferred issuance costs.  At December 31, 2019, we were  in compliance with all of the financial covenants contained within the senior debt agreement.

Capital

As of December 31, 2019, we had total stockholders’ equity of $277.9 million, an increase of $48.8 million, or 21.3%, from $229.1 million as of December 31, 2018.  This increase was largely attributable to net income of $39.5 million in 2019, and a favorable fair value adjustment on securities available for sale, within accumulated other comprehensive income.  At December 31, 2018, accumulated other comprehensive income, net of deferred taxes, was $4.6 million, compared to a $4.1 million accumulated other comprehensive loss, net of tax, as of year-end 2018.  Equity in 2019 was reduced for the payment of dividends to common stockholders, which totaled $1.2 million for the year.  Our total stockholders’ equity increased in 2018, ending at $229.1 million, compared to $200.4 million at year end 2017, due primarily to net income of $34.0 million in 2018.

We issued $31.6 million of cumulative trust preferred securities through our consolidated subsidiary, Trust I, in July 2003.  As noted above, we redeemed all of the outstanding Trust Securities on March 2, 2020, at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.

We issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to regulatory approval, can also now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on all trust preferred securities as that interest comes due.  As of December 31, 2019, and December 31, 2018, total trust preferred proceeds of $56.6 million qualified as Tier 1 regulatory capital at the bank holding company level.

In January 2009, we issued and sold (i) 73,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the U.S. Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  As of December 31, 2015, the Series B Stock was fully redeemed.  The warrant had a carrying value of $4.8 million and is included within additional paid-in capital as of December 31, 2018 and 2017.  On January 16, 2019, the warrant was fully exercised; see further disclosures in Note 14, Earnings Per Share, in our consolidated financial statements.

In the third quarter of 2019, our Board of Directors authorized the repurchase of up to 1,494,826 shares of our common stock.  We may engage in repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.  Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after September 19, 2020 would require Federal Reserve non-objection or approval.  We are not obligated to repurchase any shares under the Repurchase Program, and we did not engage in any repurchases under the Repurchase Program in 2019.

We withheld 49,959 shares for $667,000 to satisfy stock award tax withholding obligations in 2019, which increased treasury stock; this increase was offset by issuances of 38,614 shares for nonqualified stock option exercises and RSU vestings, which totaled $526,000, and the exercise of stock warrants of 45,836 shares, which totaled $313,000. The net impact was a reduction to treasury stock of 34,491 shares, to 4,921,948 shares totaling $95.9 million as of December 31, 2019.  We withheld 35,508 shares for $506,000 to satisfy tax withholding obligations in 2018, and issued 77,717 shares for nonqualified stock option exercises and RSU vestings for $858,000 in 2018, resulting in a decrease in treasury stock to 4,956,439 shares and $96.1 million as of December 31, 2018.  The decrease in treasury stock increased stockholders’ equity, and also decreased earnings per share by increasing the number of shares outstanding.  There were 4,500 stock options exercised in 2019 and in 2018; no stock options remain outstanding as of December 31, 2019.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies” which are generally holding companies with consolidated assets of less than $3 billion.  In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2019	2018	2017
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.14%	9.29%	9.25%
Total risk-based capital ratio	10.50%	N/A	14.53%	12.63%	12.93%
Tier 1 risk-based capital ratio	8.50%	N/A	13.65%	11.78%	12.03%
Tier 1 leverage ratio	4.00%	N/A	11.93%	10.08%	10.08%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	14.35%	13.29%	12.88%
Total risk-based capital ratio	10.50%	10.00%	15.23%	14.14%	13.78%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.35%	13.29%	12.88%
Tier 1 leverage ratio	4.00%	5.00%	12.50%	11.36%	10.79%

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company or the Tier 1 Leverage ratio, we calculate these ratios for our own planning and monitoring purposes.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2019, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio increased from 8.56% to 10.54%, while our tangible common equity to tangible assets ratio (non-GAAP), increased from 7.83% at December 31, 2018 to 9.83% at December 31, 2019.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.  The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$277,864	$277,864	$229,081	$229,081
Less: Goodwill and intangible assets	21,275	21,275	21,814	21,814
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	534	N/A	642
Adjusted goodwill and intangible assets	21,275	20,741	21,814	21,172
Tangible common equity	$256,589	$257,123	$207,267	$207,909
Tangible assets
Total assets	$2,635,545	$2,635,545	$2,676,003	$2,676,003
Less: Adjusted goodwill and intangible assets	21,275	20,741	21,814	21,172
Tangible assets	$2,614,270	$2,614,804	$2,654,189	$2,654,831

Common equity to total assets	10.54%	10.54%	8.56%	8.56%
Tangible common equity to tangible assets	9.81%	9.83%	7.81%	7.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements.  See “Supervision and Regulation Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2019 totaled $50.6 million, compared to $55.2 million as of December 31, 2018, and $55.8 million as of December 31, 2017.

Net cash inflows from operating activities were $52.6 million during 2019, compared with inflows of $54.9 million in 2018 and inflows of $37.1 million in 2017.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a  source of inflows for 2019.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows in 2019.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash inflows from investing activities were $42.2 million in 2019, compared to net cash outflows of $25.8 million in 2018 and net cash outflows of $132.5 million in 2017.  Loan growth in 2019 resulted in $34.4 million of net outflows, compared to $52.7 million of net outflows in 2018 and net outflows of $141.7 million in 2017.  The ABC Bank acquisition in April 2018 resulted in net cash outflows of $35.7 million in 2018.  In 2019, securities transactions accounted for net inflows of $77.0 million, and proceeds from the sales of OREO assets accounted for inflows of $2.8 million.  In 2018, securities transactions accounted for net inflows of $58.5 million, whereas proceeds from the sale of OREO assets accounted for inflows of $4.8 million.  In 2017, securities transactions accounted for net inflows of $4.1 million, and proceeds from the sale of OREO assets accounted for inflows of $6.1 million.

Net cash outflows from financing activities in 2019 were $99.5 million compared with net cash outflows of $29.7 million in 2018, while 2017 had net cash inflows of $103.9 million.  Significant cash inflows from financing activities in 2019 included increases of $10.1 million in deposits and decreases of $101.0 million in other short-term borrowings from the FHLBC. Significant cash outflows from financing activities in 2018 included decreases of $54.7 million in deposits excluding deposits acquired with the ABC Bank acquisition, and inflows of $23.6 million in other short-term borrowings from the FHLBC.  In 2017, net increases in cash inflows from financing activities included deposit growth of $56.1 million and growth in short-term borrowings from the FHLBC of $45.0 million.

Contractual Obligations

We have various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
(Dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,685,080	$-	$-	$-	$1,685,080
Certificates of deposit	354,394	69,719	17,556	-	441,669
Securities sold under repurchase agreements	48,693	-	-	-	48,693
Other short-term borrowings	48,500	-	-	-	48,500
Junior subordinated debentures	-	-	-	57,734	57,734
Senior notes	-	-	-	44,270	44,270
Notes payable and other borrowings	-	-	-	6,673	6,673
Purchase obligations	4,459	6,089	4,542	1,633	16,723
Automatic teller machine leases	47	11	9	-	67
Operating leases	450	1,352	1,230	3,940	6,972
Nonqualified voluntary deferred compensation plan	48	104	104	2,767	3,023
Total	$2,141,671	$77,275	$23,441	$117,017	$2,359,404

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination.  In this disclosure, we have made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2019.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Commitments, Contingent Liabilities, and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheet as disclosed in Note 20 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2019, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on our balance sheet.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2019:

	Within	One to	Three to	Over
(Dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$27,343	$52,173	$1,729	$715	$81,960
Revolving open end residential	5,291	12,158	17,910	103,168	138,527
Other unused loan commitments, including commercial and industrial	151,007	50,689	3,271	6,014	210,981
Financial standby letters of credit (borrowers)	9,839	102	10	-	9,951
Performance standby letters of credit (borrowers)	6,773	10	-	-	6,783
Performance standby letters of credit (others)	67	-	-	-	67
Total	$200,320	$115,132	$22,920	$109,897	$448,269

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

In October 2019, the Federal Reserve dropped short-term interest rates by 0.25%. As a result, the Federal Funds rate and the Bank's prime rate dropped by 0.25% during the quarter to 1.75% and 4.75%, respectively. In December 2019 and January 2020, the Federal Reserve voted to keep short-term interest rates unchanged. The general market consensus is that the Federal Reserve will keep its key interest rates unchanged for the next several months.  Generally, Federal Reserve actions have not had a significant impact on long-term rates.  We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2019 and December 31, 2018 are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2018, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of December 2019 were similar compared to those of December 2018.  The general balance sheet composition, both assets and liabilities, did not change appreciably during 2019, which resulted in minimal change to our interest rate risk profile. In December 2019, we executed a five-year $50 million receive fixed interest rate swap to hedge against declining interest rates.  This transaction falls under hedge accounting standards and is paired against a pool the Bank’s Libor-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  Management considers the current level of interest rate risk to be moderate but intends to continue looking for market opportunities for further hedging opportunities.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to relatively low current market interest rates, it was not possible to calculate a decrease of 2% because many of the market interest rates would fall below zero in that scenario.

	Analysis of Net Interest Income Sensitivity
(Dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2019
Dollar change	N/A	$(6,229)	$(2,670)	$993	$2,016	$3,856
Percent change	N/A	(6.6)%	(2.8)%	1.1%	2.1%	4.1%

December 31, 2018
Dollar change	$(12,303)	$(5,356)	$(2,062)	$1,084	$2,145	$4,178
Percent change	(12.2)%	(5.3)%	(2.1)%	1.1%	2.1%	4.2%

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

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$34,096	$38,599
Interest earning deposits with financial institutions	16,536	16,636
Cash and cash equivalents	50,632	55,235
Securities available-for-sale, at fair value	484,648	541,248
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	13,433
Loans held-for-sale	3,061	2,984
Loans	1,930,812	1,897,027
Less: allowance for loan and lease losses	19,789	19,006
Net loans	1,911,023	1,878,021
Premises and equipment, net	44,354	42,439
Other real estate owned	5,004	7,175
Mortgage servicing rights, net	5,935	7,357
Goodwill and core deposit intangible	21,275	21,814
Bank-owned life insurance ("BOLI")	61,763	61,544
Deferred tax assets, net	11,459	21,280
Other assets	26,474	23,473
Total assets	$2,635,545	$2,676,003

Liabilities
Deposits:
Noninterest bearing demand	$669,795	$618,830
Interest bearing:
Savings, NOW, and money market	1,015,285	1,040,668
Time	441,669	457,175
Total deposits	2,126,749	2,116,673
Securities sold under repurchase agreements	48,693	46,632
Other short-term borrowings	48,500	149,500
Junior subordinated debentures	57,734	57,686
Senior notes	44,270	44,158
Notes payable and other borrowings	6,673	15,379
Other liabilities	25,062	16,894
Total liabilities	2,357,681	2,446,922

Stockholders’ Equity
Common stock	34,854	34,720
Additional paid-in capital	120,657	119,081
Retained earnings	213,723	175,463
Accumulated other comprehensive income (loss)	4,562	(4,079)
Treasury stock	(95,932)	(96,104)
Total stockholders’ equity	277,864	229,081
Total liabilities and stockholders’ equity	$2,635,545	$2,676,003

	December 31, 2019	December 31, 2018
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,853,757	34,719,517
Shares outstanding	29,931,809	29,763,078
Treasury shares	4,921,948	4,956,439

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Interest and dividend income
Loans, including fees	$97,719	$88,769	$70,737
Loans held-for-sale	133	127	123
Securities:
Taxable	9,256	9,577	10,202
Tax exempt	7,425	8,341	5,939
Dividends from FHLBC and FRBC stock	602	469	370
Interest bearing deposits with financial institutions	459	334	134
Total interest and dividend income	115,594	107,617	87,505
Interest expense
Savings, NOW, and money market deposits	2,960	2,156	950
Time deposits	6,736	5,829	4,227
Securities sold under repurchase agreements	577	462	17
Other short-term borrowings	1,755	1,429	741
Junior subordinated debentures	3,724	3,716	4,002
Senior notes	2,699	2,688	2,689
Notes payable and other borrowings	384	398	-
Total interest expense	18,835	16,678	12,626
Net interest and dividend income	96,759	90,939	74,879
Provision for loan and lease losses	1,600	1,228	1,800
Net interest and dividend income after provision for loan and lease losses	95,159	89,711	73,079
Noninterest income
Trust income	6,655	6,417	6,203
Service charges on deposits	7,715	7,328	6,720
Secondary mortgage fees	772	696	776
Mortgage servicing rights mark to market loss	(2,662)	(734)	(802)
Mortgage servicing income	1,881	1,939	1,778
Net gain on sales of mortgage loans	5,112	3,791	4,803
Securities gains, net	4,511	360	474
Increase in cash surrender value of BOLI	1,415	984	1,432
Death benefit realized on BOLI	872	1,026	-
Debit card interchange income	4,177	4,420	4,200
Gains on disposal and transfer of fixed assets, net	32	-	10
Other income	5,320	5,126	4,778
Total noninterest income	35,800	31,353	30,372
Noninterest expense
Salaries and employee benefits	46,869	44,161	40,080
Occupancy, furniture and equipment	8,289	6,915	5,951
Computer and data processing	5,631	6,745	4,387
FDIC insurance	176	653	658
General bank insurance	1,002	1,040	1,031
Amortization of core deposit intangible	539	387	96
Advertising expense	1,225	1,567	1,505
Debit card interchange expense	977	940	1,329
Legal fees	675	835	650
Other real estate expense, net	423	396	2,165
Other expense	13,296	13,489	11,297
Total noninterest expense	79,102	77,128	69,149
Income before income taxes	51,857	43,936	34,302
Provision for income taxes	12,402	9,924	19,164
Net income	$39,455	$34,012	$15,138

Basic earnings per share	$1.32	$1.14	$0.51
Diluted earnings per share	1.30	1.12	0.50
Dividends declared per share	0.04	0.04	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$39,455	$34,012	$15,138

Unrealized holding gains (losses) on available-for-sale securities arising during the period	19,630	(9,053)	17,863
Related tax (expense) benefit	(5,521)	2,554	(7,183)
Holding gains (losses) after tax on available-for-sale securities	14,109	(6,499)	10,680

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	4,511	360	474
Related tax expense	(1,267)	(100)	(198)
Net realized gains after tax	3,244	260	276
Other comprehensive income (loss) on available-for-sale securities	10,865	(6,759)	10,404

Changes in fair value of derivatives used for cash flow hedges	(3,092)	1,230	(293)
Related tax benefit (expense)	868	(348)	130
Other comprehensive (loss) income on cash flow hedges	(2,224)	882	(163)

Total other comprehensive income (loss)	8,641	(5,877)	10,241
Total comprehensive income	$48,096	$28,135	$25,379

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
Balance, December 31, 2016	$(8,165)	$(597)	$(8,762)
Other comprehensive income (loss), net of tax	10,404	(163)	10,241
Balance, December 31, 2017	$2,239	$(760)	$1,479

Balance, December 31, 2017	$2,239	$(760)	$1,479
Reclassification of stranded tax effects	482	(163)	319
Other comprehensive (loss) income, net of tax	(6,759)	882	(5,877)
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)

Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	10,865	(2,224)	8,641
Balance, December 31, 2019	$6,827	$(2,265)	$4,562

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

   Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$39,455	$34,012	$15,138
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	2,726	2,969	1,881
Securities gains, net	(4,511)	(360)	(474)
Provision for loan and lease losses	1,600	1,228	1,800
Originations of loans held-for-sale	(164,696)	(133,930)	(146,867)
Proceeds from sales of loans held-for-sale	168,472	137,622	151,289
Net gains on sales of mortgage loans	(5,112)	(3,791)	(4,803)
Mortgage servicing rights mark to market loss	2,662	734	802
Net discount / premium from accretion on loans	(1,025)	(1,703)	(1,328)
Increase in cash surrender value of BOLI	(1,415)	(984)	(1,432)
Net gains on sale of other real estate owned	(264)	(792)	(474)
Provision for other real estate owned valuation losses	519	581	1,708
Depreciation of fixed assets and amortization of leasehold improvements	2,462	2,423	2,306
Net (gains) on disposal and transfer of fixed assets	(32)	-	(10)
Amortization of core deposit intangible	539	387	96
Change in current income taxes receivable	1,546	1,678	(2,519)
Provision for deferred tax expense	6,436	9,840	13,662
Net deferred tax expense due to DTA revaluation	-	-	7,909
Change in accrued interest receivable and other assets	(6,318)	1,218	(4,492)
Accretion of purchase accounting adjustment on time deposits	(38)	(100)	-
Amortization of purchase accounting adjustment on notes payable and other borrowings	92	81	-
Amortization of junior subordinated debentures issuance costs	48	47	48
Amortization of senior notes issuance costs	112	100	102
Change in accrued interest payable and other liabilities	6,863	1,390	1,582
Stock based compensation	2,516	2,257	1,181
Net cash provided by operating activities	52,637	54,907	37,105
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	41,752	40,641	117,389
Proceeds from sales of securities available-for-sale	191,298	94,663	232,462
Purchases of securities available-for-sale	(159,544)	(75,044)	(343,470)
Net proceeds from sales of FHLBC stock	3,516	(295)	(2,250)
Net disbursements from purchases of FRB stock	-	(1,421)	-
Net change in loans, excluding acquisition	(34,440)	(52,706)	(141,683)
Proceeds from claims on BOLI	1,196	1,204	-
Improvements in other real estate owned	-	(59)	-
Proceeds from sales of other real estate owned, net of participation purchase	2,779	4,782	6,107
Proceeds from disposition of fixed assets	32	-	13
Net purchases of premises and equipment	(4,377)	(1,895)	(1,055)
Cash paid for acquisition, net of cash and cash equivalents retained	-	(35,711)	-
Net cash provided by (used in) investing activities	42,212	(25,841)	(132,487)
Cash flows from financing activities
Net change in deposits, excluding acquisition	10,114	(54,650)	56,140
Net change in securities sold under repurchase agreements	2,061	11,091	4,203
Net change in other short-term borrowings	(101,000)	23,625	45,000
Payment of senior note issuance costs	-	-	(42)
Net change in notes payable and other borrowings	(8,798)	(8,069)	-
Proceeds from exercise of stock options	32	33	-
Dividends paid on common stock	(1,195)	(1,189)	(1,184)
Purchase of treasury stock	(666)	(505)	(236)
Net cash (used in) provided by financing activities	(99,452)	(29,664)	103,881
Net change in cash and cash equivalents	(4,603)	(598)	8,499
Cash and cash equivalents at beginning of period	55,235	55,833	47,334
Cash and cash equivalents at end of period	$50,632	$55,235	$55,833

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
Supplemental cash flow information	2019	2018	2017
Income taxes paid, net	$4,425	$20	$430
Interest paid for deposits	9,686	7,644	5,145
Interest paid for borrowings	9,073	8,323	7,362
Non-cash transfer of loans to other real estate owned	863	2,915	3,701
Non-cash transfer of premises to other real estate owned	-	-	95

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			15,138			15,138
Other comprehensive income, net of tax				10,241		10,241
Dividends declared and paid, ($0.04 per share)			(1,184)			(1,184)
Tax effect from vesting of restricted stock	92	(92)				-
Stock based compensation		1,181				1,181
Purchase of treasury stock					(236)	(236)
Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			34,012			34,012
Other comprehensive loss, net of tax				(5,877)		(5,877)
Dividends declared and paid, ($0.04 per share)			(1,189)			(1,189)
Vesting of restricted stock	91	(926)			835	-
Reclassification of stranded tax effects			(319)	319		-
Stock option exercised	3	8			22	33
Stock based compensation		2,257				2,257
Purchase of treasury stock					(505)	(505)
Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			39,455			39,455
Other comprehensive income, net of tax				8,641		8,641
Dividends declared and paid, ($0.04 per share)			(1,195)			(1,195)
Vesting of restricted stock	132	(634)			502	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		2,516				2,516
Purchase of treasury stock					(666)	(666)
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 29 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Station I, LLC, which holds property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2019 presentation.

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

Segment Reporting – An operating segment is a component of a business entity that engages in business activity from which it may earn revenues and/or incur expenses.  It has operating results that are reviewed regularly by the entity’s chief operating decision maker in order to make decisions about resource allocation and performance assessment, and the segment has discrete financial information available for this assessment.  As of December 31, 2019, the Company had one operating segment, which is community banking.  Therefore, segment reporting is not required.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.  The classification of cash and cash equivalents includes those assets held in the form of cash or liquid instruments with an original maturity of 90 days or less.

Securities – Securities are classified as available-for-sale or held-to-maturity at the time of purchase or transfer.

Securities that are classified as available-for-sale are carried at fair value.  Unrealized gains and losses, net of related deferred income taxes, are recorded in stockholders’ equity as a separate component of accumulated other comprehensive income (loss).  Unrealized gains and losses are not included in the calculation of regulatory capital.

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

Purchases and sales of securities are recognized on a trade date basis.  Realized securities gains or losses are reported in securities gains, net, in the Consolidated Statements of Income.  The cost of securities sold is based on the specific identification method.  On a quarterly basis, the Company makes an assessment (at the individual security level) to determine whether there have been any events or circumstances indicating that a security with an unrealized loss is other-than-temporarily impaired (“OTTI”).  In evaluating OTTI, the Company considers many factors, including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; its ability and intent to hold the security for a period of time sufficient for a recovery in value; and the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity.  The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

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

Loans deemed to be uncollectible are charged-off against the ALLL while recoveries of amounts previously charged-off are credited to the ALLL.  Approved releases from previously established loan loss reserves authorized under our ALLL methodology also reduce the ALLL.  Additions to the ALLL are established through the provision for loan and lease losses charged to expense.

The ALLL methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) a general reserve based on a historical loss analysis that uses credit loss experience for the prior 20 quarters for each loan category, and (iii) the impact of other internal and external qualitative and credit market factors as assessed by management through detailed loan review, ALLL analysis and credit discussions.

The Company refined its ALLL methodology in 2017, with implementation of management factor classifications for newer loan portfolios, such as the Company’s purchase of home equity lines of credit (“HELOCs”) in 2017 and the expanded business development company loan portfolio, as these portfolios had not been outstanding long enough to be sufficiently seasoned. In addition, the Company revised the risk weightings for the historical loss factors to allocate an increase in the loss factor applied in the earliest quarter, and a like reduction of the loss factor in the most recent quarter, as management believed the lower charge-off levels in the more recent quarters will likely not continue long-term.

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

The Company continued to enhance its ALLL methodology in 2019, with loan portfolio volume changes supporting revisions to the management factor related to portfolio volumes and concentrations.  Lease portfolio growth of $40.9 million in 2019 supported an increase in the management factor related to the changes in the volume and concentrations for leases, and a decline in the construction portfolio of $38.8 million supported a decrease in the same management factor for construction loans.  In addition, due to the falling interest rate environment, the management factors for variable rate commercial loans and HELOCs were reduced to become more commensurate with fixed rate commercial loan and HELOC products.  Finally, as the purchased HELOC portfolio and the business development loans have been analyzed with a separate management factor for two years within the ALLL calculation, and there have been minimal HELOC charge-offs and no business development losses to date, these management factors were each reduced for the December 31, 2019 calculation.

These modifications to the Company’s ALLL methodology are intended to more accurately reflect all portfolio risk, and resulted in a consistent balance for the overall unallocated component of the allowance over the past three years.  The unallocated component of the allowance was $503,000 as of December 31, 2019, compared to $537,000 as of December 31, 2018 and $542,000 as of December 31, 2017.  All calculations conform to GAAP.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the ALLL.  Any reduction in OREO carrying value within 90 days of transfer to OREO would be charged to the ALLL.  If the fair value of the property when acquired, less estimated costs to sell, is greater than the net book value of the loan, a gain on transfer is recorded. If a determination is made more than 90 days after the transfer to OREO that the fair value for the OREO property has declined, an OREO valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense in the Consolidated Statements of Income.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer of the loan to OREO.  Operating costs after acquisition are also expensed.

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

Mortgage loans that the Company is servicing for others aggregated to $723.4 million and $711.1 million at December 31, 2019, and 2018, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Goodwill and Core Deposit Intangible – Goodwill is the excess of an acquisition’s purchase price over the fair value of identified net assets acquired in an acquisition.  Goodwill is not deemed to have definitive life span, and therefore is not amortized, but is subject to annual review for impairment.  The annual review performed is qualitative in nature, and factors reviewed include macroeconomic data, industry specific data, current market conditions, and the Company’s overall financial performance.  Based on management’s annual review of goodwill as of December 31, 2019, no goodwill impairment was noted.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.  In 2018, CDI of $3.1 million was recorded stemming from the ABC Bank acquisition, which is discussed further in Note 2.  As of December 31, 2019, $2.3 million of the ABC Bank CDI remained, which is in addition to the $366,000 of CDI remaining from the Talmer branch purchase.  Total CDI amortization expense of $539,000, $387,000 and $96,000 was recorded in 2019, 2018 and 2017, respectively. The expected future annual amortization expense for each of the next five years is approximately $494,000, $459,000, $421,000, $379,000, and $331,000.

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

As of December 31, 2019 and 2018, the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2019 and 2018.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2016 to 2018, the state of Illinois from 2016 to 2018, and the states of Wisconsin and Indiana from 2009 to 2018.

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

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

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

If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative is deferred and reported as a component of accumulated other comprehensive income, which is a component of stockholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Counterparty risk with loan customers is managed through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  Counterparty risk with other banks is managed through bilateral collateralization agreements.  Deferred gains and losses from derivatives not accounted for as hedges and that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

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

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement primarily affected lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company adopted this standard as of January 1, 2019, and recorded right of use assets of $817,000 with a like lease liability, recorded to other assets and other liabilities, respectively.  As of December 31, 2019, the right of use assets and lessee lease liability both totaled $3.3 million.  The Company also recorded leases receivable related to lessor leases of $174,000 as of January 1, 2019, which is within other assets, with a like entry to lease liabilities for the lessor position, recorded within other liabilities.  These tenant leases receivable balances and lessor lease liabilities both totaled $77,000 as of December 31, 2019.  There was no impact to equity for the adoption of this standard on a modified retrospective basis.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326)”, also known as Current Expected Credit Losses, or “CECL”.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs through an other than temporary impairment analysis.  In addition, an allowance will be established for the credit risk related to unfunded commitments.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and was adopted as of January 1, 2020, by the Company.

Upon issuance of ASU 2016-13, the Company set up a CECL committee, with the goal of establishing a timeline for CECL data collection, implementation, parallel runs, testing, and model validation.  The Company has implemented a software solution provided by a third party vendor to assist in the determination of the allowance for credit losses (“ACL”), and the third party validation process was completed in the fourth quarter of 2019.  The Company has accumulated historical data by loan pools and collateral classifications.  All historical data, model assumptions and calculation parameters were analyzed by the third party validation team, and management has made enhancements to the software model used based on their recommendations.

Our approach for estimating expected life-time credit losses for loans includes the following components:

•

An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•	A historical reversion loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the historical loss rate of loans within those segments.
•	The initial loss forecast period and historical reversion loss rate is based on economic conditions at the measurement date.
•

We primarily utilized the static pool and migration analysis methods to estimate credit losses. Such methods would obtain estimated life-time credit losses using the conceptual components described above.

Based on our portfolio composition at December 31, 2019, and the current economic environment, we expect an overall increase in our ACL for loans and leases of approximately $4.0 to $6.0 million.  In addition, a reserve for unfunded commitments has been established of approximately $1.5 to $2.5 million.  Approximately $2.5 million of the increase to the ACL results from the transfer of the non-accretable purchase accounting adjustments on purchase credit impaired loans.  As a result of the adoption of this new standard on January 1, 2020, we expect a reduction to retained earnings of approximately $3.0 to $5.0 million.  The initial impact estimated by management and subsequent reporting periods is highly dependent on credit quality, macroeconomic forecasts and conditions, as well as the composition of our loans and available-for-sale securities portfolio. The ultimate ACL and retained earnings transition adjustment may fall outside of management’s estimated increase due to a material change in management’s macroeconomic forecast, loan composition and other management adjustments used in calculating the ACL upon the adoption of CECL.

The Company is finalizing internal control processes and disclosure documentation related to adoption of this standard, which will be completed prior to the end of the first quarter of 2020.

In October 2018 the FASB issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company.

Subsequent Events

On January 21, 2020, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on February 10, 2020, to stockholders of record as of January 31, 2020.

On January 28, 2020, the Company issued a redemption notice with respect to its 7.80% subordinated debentures due June 30, 2033 (the “Subordinated Debentures”) relating to the outstanding 7.80% cumulative trust preferred securities (NASDAQ: OSBCP) (the “Trust Securities”) issued by Old Second Capital Trust I (“Trust I”), which are guaranteed on a subordinated basis by the Company.  An aggregate principal amount of Subordinated Debentures of $32,604,000 was redeemed on March 2, 2020, plus accrued and unpaid interest through the redemption date.  Also on March 2, 2020 all of the outstanding Trust Securities were redeemed at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The Nasdaq Stock Market.

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

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at their estimated fair values as of the acquisition date.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature.  The following table shows the estimated fair value of the assets acquired and liabilities assumed as of April 20, 2018.

All amounts have been accounted for under the acquisition method of accounting.

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

The following table represents the acquired loans as of date of acquisition and as of December 31, 2019:

	April 20, 2018		December 31, 2019
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,234	$8,601	$126,482
Contractually required principal and interest payments	19,447	220,308	13,254	127,630
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	3,970	500
Best estimate of contractual cash flows expected to be collected	12,910	217,797	9,284	127,130

Talmer Bank and Trust Branch Purchase

On October 28, 2016, the Bank completed the acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, the Bank acquired $221.0 million of loans, net of fair value adjustment, and $48.9 million of deposits.  The purchase resulted in the Company establishing a metropolitan Chicago office presence with a strong commercial client focus, and retention of an experienced lending team.  The acquisition was funded with security sales and cash on hand, and was recorded applying the acquisition method of accounting.  Net assets acquired totaled $181.5 million.  Acquisition expenses incurred in 2016 related to the Talmer branch purchase totaled $269,000 as of December 31, 2016; all material acquisition costs identified were paid or accrued as of year-end 2016.

Note 3: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRBC.  As of December 31, 2019 and 2018, the required reserve balance was $12.4 million and $10.8 million, respectively.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

Investment Portfolio Management

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,010	$26	$-	$4,036
U.S. government agencies	8,502	-	(165)	8,337
U.S. government agencies mortgage-backed	16,164	443	(19)	16,588
States and political subdivisions	240,399	11,207	(2,431)	249,175
Collateralized mortgage obligations	57,059	963	(38)	57,984
Asset-backed securities	82,114	617	(887)	81,844
Collateralized loan obligations	66,898	29	(243)	66,684
Total securities available-for-sale	$475,146	$13,285	$(3,783)	$484,648

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,006	$-	$(83)	$3,923
U.S. government agencies	11,112	-	(161)	10,951
U.S. government agencies mortgage-backed	14,407	45	(377)	14,075
States and political subdivisions	277,112	1,916	(4,961)	274,067
Collateralized mortgage obligations	66,494	79	(2,144)	64,429
Asset-backed securities	108,574	1,165	(225)	109,514
Collateralized loan obligations	65,162	24	(897)	64,289
Total securities available-for-sale	$546,867	$3,229	$(8,848)	$541,248

Nonmarketable equity investments include FHLBC stock and FRBC stock.  FHLBC stock was $3.7 million and $7.2 million at December 31, 2019 and December 31, 2018, respectively. FRBC stock was $6.2 million at December 31, 2019 and December 31, 2018.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $320.8 million as of December 31, 2019, an increase from $318.4 million at year-end 2018 were pledged to secure deposits and borrowings, and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2019, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$509	2.03%	$510
Due after one year through five years	6,297	2.11	6,411
Due after five years through ten years	4,727	3.49	5,076
Due after ten years	241,378	3.02	249,551
	252,911	3.00	261,548
Mortgage-backed and collateralized mortgage obligations	73,223	3.28	74,572
Asset-backed securities	82,114	2.99	81,844
Collateralized loan obligations	66,898	4.28	66,684
Total securities available-for-sale	$475,146	3.22%	$484,648

At December 31, 2019, the Company’s investments include asset-backed securities totaling $54.9 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2019, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2019 was less than 1.0%.

The Company has accumulated the securities of the following two different originators that individually amount to over 10% of the Company’s stockholders equity.  The amortized cost and fair value of securities related to these two issuers are as follows:

	December 31, 2019
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,873	$27,470
Towd Point Mortgage Trust	33,551	34,322

Securities with unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months			12 months or more
2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$165	$8,337	4	$165	$8,337
U.S. government agencies mortgage-backed	3	10	3,018	2	9	843	5	19	3,861
States and political subdivisions	6	1,665	41,043	2	766	6,593	8	2,431	47,636
Collateralized mortgage obligations	2	26	9,054	2	12	1,209	4	38	10,263
Asset-backed securities	4	839	54,540	1	48	3,238	5	887	57,778
Collateralized loan obligations	4	62	21,927	4	181	25,020	8	243	46,947
Total securities available-for-sale	19	$2,602	$129,582	15	$1,181	$45,240	34	$3,783	$174,822

	Less than 12 months			12 months or more
2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$83	$3,923	1	$83	$3,923
U.S. government agencies	3	100	7,385	1	61	3,566	4	161	10,951
U.S. government agencies mortgage-backed	-	-	-	11	377	11,439	11	377	11,439
States and political subdivisions	4	126	17,713	33	4,835	110,326	37	4,961	128,039
Collateralized mortgage obligations	2	309	15,211	10	1,835	43,687	12	2,144	58,898
Asset-backed securities	-	-	-	4	225	16,473	4	225	16,473
Collateralized loan obligations	7	721	46,547	1	176	7,824	8	897	54,371
Total securities available-for-sale	16	$1,256	$86,856	61	$7,592	$197,238	77	$8,848	$284,094

Recognition of other-than-temporary impairment was not necessary in the years ended December 31, 2019, 2018 or 2017.  The changes in fair value related primarily to interest rate fluctuations.  The Company’s review of other-than-temporary impairment confirmed no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Years ended December 31,
Securities available-for-sale	2019	2018	2017
Proceeds from sales of securities	$191,298	$94,663	$232,462
Gross realized gains on securities	5,521	369	2,367
Gross realized losses on securities	(1,010)	(9)	(1,893)
Net realized gains	$4,511	$360	$474
Income tax expense on net realized gains	$(1,267)	$(100)	$(198)
Effective tax rate applied	28.1%	27.8%	41.8%

Note 5: Loans

Major classifications of loans were as follows as of December 31, were as follows:

	2019	2018
Commercial	$332,842	$314,323
Leases	119,751	78,806
Real estate - commercial	865,599	820,941
Real estate - construction	69,617	108,390
Real estate - residential	396,901	407,068
HELOC	123,457	140,442
Other [1]	12,258	14,439
Total loans, excluding deferred loan costs and PCI loans	1,920,425	1,884,409
Net deferred loan costs	1,786	1,653
Total loans, excluding PCI loans	1,922,211	1,886,062
PCI loans, net of purchase accounting adjustments	8,601	10,965
Total loans	$1,930,812	$1,897,027

1 The “Other” class includes consumer loans and overdrafts.

There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 75.4% and 77.9% of the portfolio at December 31, 2019, and December 31, 2018, respectively.

Aged analysis of past due loans by class of loans as of December 31, were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$1,271	$925	$2,103	$4,299	$328,399	$144	$332,842	$2,132
Leases	362	-	81	443	118,979	329	119,751	128
Real estate - commercial
Owner occupied general purpose	1,725	686	-	2,411	146,323	792	149,526	-
Owner occupied special purpose	512	340	-	852	173,346	4,388	178,586	-
Non-owner occupied general purpose	626	95	343	1,064	317,923	549	319,536	348
Non-owner occupied special purpose	-	-	-	-	146,483	-	146,483	-
Retail properties	-	-	-	-	52,930	1,146	54,076	-
Farm	232	-	-	232	17,160	-	17,392	-
Real estate - construction
Homebuilder	-	-	-	-	5,300	-	5,300	-
Land	-	-	-	-	12,379	-	12,379	-
Commercial speculative	-	-	-	-	37,571	-	37,571	-
All other	26	-	-	26	14,248	93	14,367	-
Real estate - residential
Investor	141	125	-	266	70,051	788	71,105	-
Multi-family	10	1,700	-	1,710	187,995	68	189,773	-
Owner occupied	3,450	1,351	-	4,801	128,650	2,572	136,023	-
HELOC	735	50	18	803	121,110	1,544	123,457	20
Other [1]	28	-	-	28	13,997	19	14,044	-
Total, excluding PCI loans	$9,118	$5,272	$2,545	$16,935	$1,892,844	$12,432	$1,922,211	$2,628
PCI loans, net of purchase accounting adjustments	261	-	-	261	5,377	2,963	8,601	-
Total	$9,379	$5,272	$2,545	$17,196	$1,898,221	$15,395	$1,930,812	$2,628

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
2018	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$58	$-	$352	$410	$313,913	$-	$314,323	$361
Leases	-	-	-	-	78,806	-	78,806	-
Real estate - commercial
Owner occupied general purpose	1,768	-	33	1,801	160,892	1,579	164,272	36
Owner occupied special purpose	826	135	-	961	192,426	395	193,782	-
Non-owner occupied general purpose	2,832	203	-	3,035	286,115	4,236	293,386	-
Non-owner occupied special purpose	-	-	-	-	106,036	3,099	109,135	-
Retail properties	-	620	-	620	45,968	-	46,588	-
Farm	-	-	-	-	13,778	-	13,778	-
Real estate - construction
Homebuilder	-	-	-	-	5,102	-	5,102	-
Land	266	-	-	266	2,478	-	2,744	-
Commercial speculative	-	-	350	350	55,060	-	55,410	355
All other	-	-	-	-	45,028	106	45,134	-
Real estate - residential
Investor	801	156	-	957	69,148	353	70,458	-
Multi-family	545	-	179	724	195,504	-	196,228	180
Owner occupied	1,241	705	-	1,946	135,360	3,076	140,382	-
HELOC	775	-	-	775	138,801	866	140,442	-
Other [1]	53	5	3	61	16,000	31	16,092	3
Total, excluding PCI loans	$9,165	$1,824	$917	$11,906	$1,860,415	$13,741	$1,886,062	$935
PCI loans, net of purchase accounting adjustments	1,452	-	-	1,452	7,248	2,265	10,965	-
Total	$10,617	$1,824	$917	$13,358	$1,867,663	$16,006	$1,897,027	$935

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans as of December 31, were as follows:

2019		Special
	Pass	Mention	Substandard[2]	Doubtful	Total
Commercial	$307,948	$13,206	$11,688	$-	$332,842
Leases	119,045	377	329	-	119,751
Real estate - commercial
Owner occupied general purpose	144,292	2,967	2,267	-	149,526
Owner occupied special purpose	171,444	2,663	4,479	-	178,586
Non-owner occupied general purpose	315,340	416	3,780	-	319,536
Non-owner occupied special purpose	142,958	3,525	-	-	146,483
Retail Properties	52,342	588	1,146	-	54,076
Farm	15,155	1,027	1,210	-	17,392
Real estate - construction
Homebuilder	5,300	-	-	-	5,300
Land	12,379	-	-	-	12,379
Commercial speculative	37,571	-	-	-	37,571
All other	14,105	-	262	-	14,367
Real estate - residential
Investor	69,715	-	1,390	-	71,105
Multi-Family	187,560	1,710	503	-	189,773
Owner occupied	132,258	134	3,631	-	136,023
HELOC	121,476	12	1,969	-	123,457
Other [1]	13,685	-	359	-	14,044
Total, excluding PCI loans	$1,862,573	$26,625	$33,013	$-	$1,922,211
PCI loans, net of purchase accounting adjustments	573	261	7,767	-	8,601
Total	$1,863,146	$26,886	$40,780	$-	$1,930,812

2018		Special
	Pass	Mention	Substandard[2]	Doubtful	Total
Commercial	$305,993	$8,193	$137	$-	$314,323
Leases	78,806	-	-	-	78,806
Real estate - commercial
Owner occupied general purpose	157,334	1,660	5,278	-	164,272
Owner occupied special purpose	186,218	3,429	4,135	-	193,782
Non-owner occupied general purpose	284,818	202	8,366	-	293,386
Non-owner occupied special purpose	104,526	1,510	3,099	-	109,135
Retail Properties	44,805	-	1,783	-	46,588
Farm	11,307	1,249	1,222	-	13,778
Real estate - construction
Homebuilder	5,102	-	-	-	5,102
Land	2,744	-	-	-	2,744
Commercial speculative	55,410	-	-	-	55,410
All other	42,524	-	2,610	-	45,134
Real estate - residential
Investor	69,242	-	1,216	-	70,458
Multi-Family	195,249	-	979	-	196,228
Owner occupied	135,858	-	4,524	-	140,382
HELOC	138,553	-	1,889	-	140,442
Other [1]	16,061	-	31	-	16,092
Total, excluding PCI loans	$1,834,550	$16,243	$35,269	$-	$1,886,062
PCI loans, net of purchase accounting adjustments	907	2,906	7,152	-	10,965
Total	$1,835,457	$19,149	$42,421	$-	$1,897,027

1    The “Other” class includes consumer, overdrafts and net deferred costs.

2  The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $831,000 and $448,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2019 and December 31, 2018, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loan as of December 31, were as follows:

	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-
Leases	70	73	-	-	-	-
Commercial real estate
Owner occupied general purpose	861	915	-	1,659	1,782	-
Owner occupied special purpose	1,573	2,069	-	395	530	-
Non-owner occupied general purpose	444	471	-	1,138	1,159	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	1,146	1,183	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	93	132	-	49	73	-
Residential
Investor	872	1,022	-	353	459	-
Multi-Family	68	68	-	-	-	-
Owner occupied	2,924	4,415	-	3,359	4,882	-
HELOC	1,394	1,866	-	884	1,003	-
Other [1]	2	3	-	7	7	-
Total impaired loans with no recorded allowance	9,447	12,217	-	7,844	9,895	-

With an allowance recorded
Commercial	144	147	93	-	-	-
Leases	259	259	100	-	-	-
Commercial real estate
Owner occupied general purpose	106	106	1	396	396	3
Owner occupied special purpose	2,815	2,815	815	-	-	-
Non-owner occupied general purpose	159	170	14	3,098	4,038	97
Non-owner occupied special purpose	-	-	-	3,099	3,575	139
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	-	-	-	57	58	1
Residential
Investor	787	787	10	808	808	4
Multi-Family	-	-	-	-	-	-
Owner occupied	3,249	3,251	40	3,676	3,679	46
HELOC	1,034	1,035	56	1,357	1,357	49
Other [1]	17	19	6	24	25	13
Total impaired loans with a recorded allowance	8,570	8,589	1,135	12,515	13,936	352
Total impaired loans, excluding PCI loans	$18,017	$20,806	$1,135	$20,359	$23,831	$352
PCI loans, net of purchase accounting adjustments	2,624	4,686	77	-	-	-
Total impaired loans	$20,641	$25,492	$1,212	$20,359	$23,831	$352

1    The “Other” class includes consumer loans and overdraft.

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31, were as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$120	$-
Lease	35	-	89	-	272	-
Commercial real estate
Owner occupied general purpose	1,260	6	1,057	8	1,168	-
Owner occupied special purpose	984	-	369	-	364	-
Non-owner occupied general purpose	791	-	1,150	-	1,453	-
Non-owner occupied special purpose	-	-	-	-	507	-
Retail properties	573	-	541	-	1,130	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	37	-
All other	71	-	125	-	204	-
Residential
Investor	613	8	362	-	1,106	-
Multi-Family	34	-	2,362	-	2,362	-
Owner occupied	3,141	43	4,283	39	7,516	44
HELOC	1,139	5	1,005	1	1,804	1
Other [1]	5	-	7	-	4	-
Total impaired loans with no recorded allowance	8,646	62	11,350	48	18,047	45

With an allowance recorded
Commercial	72	-	-	-	-	-
Leases	129	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	251	13	198	29	-	-
Owner occupied special purpose	1,408	-	-	-	-	-
Non-owner occupied general purpose	1,628	4	1,549	-	123	-
Non-owner occupied special purpose	1,550	-	1,549	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	28	-	29	-	-	-
Residential
Investor	798	44	818	43	414	43
Multi-Family	-	-	-	-	-	-
Owner occupied	3,462	156	3,560	150	2,123	123
HELOC	1,196	52	1,171	56	493	35
Other [1]	20	-	12	-	-	-
Total impaired loans with a recorded allowance	10,542	269	8,886	278	3,153	201
Total impaired loans, excluding PCI loans	$19,188	$331	$20,236	$326	$21,200	$246
PCI loans, net of purchase accounting adjustments	1,312	132	-	-	-	-
Total impaired loans	$20,500	$463	$20,236	$326	$21,200	$246

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

Loans that were modified during the period are summarized as follows:

	TDR Modifications
	Year Ended December 31, 2019
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied general purpose
Deferral[1]	1	$421	$418
Non-owner occupied general purpose
Other[2]	1	58	54
Retail properties
Other[2]	1	1,159	1,146
Real estate - residential
Owner occupied
HAMP[3]	3	399	293
HELOC
Other[2]	1	39	38
Total	7	$2,076	$1,949

	TDR Modifications
	Year Ended December 31, 2018
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied general purpose
Other[2]	1	$427	$396
Owner occupied special purpose
Other[2]	1	110	46
Real estate - construction
All other
HAMP[3]	1	58	56
Real estate - residential
Owner occupied
HAMP[3]	4	502	443
Other[2]	1	34	29
HELOC
HAMP[3]	3	117	115
Rate[4]	1	24	24
Other[2]	9	622	600
Total	21	$1,894	$1,709

1  Deferral: Refers to the deferral of principal

2  Other: Change of terms from bankruptcy court

3  HAMP: Home Affordable Modification Program

4  Rate: Refers to interest rate reduction

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were $39,000 of HELOC TDRs that defaulted during year 2019 and none during year 2018.

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2019.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of December 31 were as follows:

	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2019	$1,867	$1,099	$5,969	$8,935
Accretion	(1,050)	(413)	(606)	(2,069)
Charge-offs	-	(170)	(1,387)	(1,557)
Transfer	-	6	(6)	-
Ending balance, December 31, 2019	$817	$522	$3,970	$5,309

	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2018	$835	$-	$-	$835
Purchases	3,182	1,551	6,536	11,269
Accretion	(1,777)	(424)	(434)	(2,635)
Transfer	(373)	(28)	(133)	(534)
Ending balance, December 31, 2018	$1,867	$1,099	$5,969	$8,935

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2019	2018
Beginning balance	$1,417	$1,524
New loans	635	89
Repayments and other reductions	(1,025)	(196)
Change in related party status	(64)	-
Ending balance	$963	$1,417

Note 6: Allowance for Loan and Lease losses

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2019, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006
Charge-offs	109	49	1,019	9	118	338	409	2,051
Recoveries	74	-	684	1	103	172	200	1,234
Provision (Release)	218	577	1,040	(448)	99	(111)	225	1,600
Ending balance	$3,015	$1,262	$11,175	$513	$2,015	$1,172	$637	$19,789

Ending balance: Individually evaluated for impairment	$93	$100	$830	$-	$50	$56	$6	$1,135
Ending balance: Collectively evaluated for impairment	2,922	1,162	10,285	513	1,965	1,116	614	18,577
Ending balance: Acquired and accounted for ASC 310-30	-	-	60	-	-	-	17	77
Total ending allowance balance	$3,015	$1,262	$11,175	$513	$2,015	$1,172	$637	$19,789

Loans:
Ending balance: Individually evaluated for Impairment	$144	$329	$7,104	$93	$7,900	$2,428	$19	$18,017
Ending balance: Collectively evaluated for impairment	332,698	119,422	858,495	69,524	389,001	121,029	14,025	1,904,194
Ending balance: Acquired and accounted for ASC 310-30	-	-	3,420	600	4,581	-	-	8,601
Total ending loans balance	$332,842	$119,751	$869,019	$70,217	$401,482	$123,457	$14,044	$1,930,812

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	41	13	1,548	(16)	(45)	147	409	2,097
Recoveries	157	-	447	35	1,146	364	265	2,414
Provision (Release)	263	55	2,049	(5)	(1,106)	(214)	186	1,228
Ending balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006

Ending balance: Individually evaluated for impairment	$-	$-	$239	$1	$50	$49	$13	$352
Ending balance: Collectively evaluated for impairment	2,832	734	10,231	968	1,881	1,400	608	18,654
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006

Loans:
Ending balance: Individually evaluated for impairment	$-	$-	$9,785	$106	$8,196	$2,241	$31	$20,359
Ending balance: Collectively evaluated for impairment	314,323	78,806	811,156	108,284	398,872	138,201	16,061	1,865,703
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,182	745	6,038	-	-	10,965
Total ending loan balance	$314,323	$78,806	$825,123	$109,135	$413,106	$140,442	$16,092	$1,897,027

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158
Charge-offs	25	215	309	23	1,347	386	1	2,306
Recoveries	30	-	161	377	980	243	18	1,809
Provision	819	274	123	180	35	258	111	1,800
Ending balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$53	$91	$-	$144
Ending balance: Collectively evaluated for impairment	2,453	692	9,522	923	1,793	1,355	579	17,317
Total ending allowance balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461

Loans:
Ending balance: Individually evaluated for impairment	$-	$178	$3,041	$201	$14,575	$2,110	$7	$20,112
Ending balance: Collectively evaluated for impairment	272,851	68,147	747,950	84,961	298,822	110,723	14,056	1,597,510
Total ending loan balance	$272,851	$68,325	$750,991	$85,162	$313,397	$112,833	$14,063	$1,617,622

1  The “Other” class includes consumer loans, overdrafts and net deferred costs.

Note 7: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Years Ended
	December 31,
Other real estate owned	2019	2018	2017
Balance at beginning of period	$7,175	$8,371	$11,916
Property additions, net of acquisition adjustments	872	3,316	3,796
Property improvements	-	59	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	2,515	3,990	5,633
Period valuation adjustments	519	581	1,708
Other adjustments	9	-	-
Balance at end of period	$5,004	$7,175	$8,371

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2019	2018	2017
Balance at beginning of period	$8,027	$8,208	$9,982
Provision for unrealized losses	519	581	1,708
Reductions taken on sales	(1,834)	(762)	(3,482)
Balance at end of period	$6,712	$8,027	$8,208

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2019	2018	2017
Gain on sales, net	$(264)	$(792)	$(474)
Provision for unrealized losses	519	581	1,708
Operating expenses	173	649	1,227
Less:
Lease revenue	5	42	296
Net OREO expense	$423	$396	$2,165

Note 8: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2019			2018
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$18,501	$-	$18,501	$18,501	$-	$18,501
Buildings	43,457	24,912	18,545	43,376	23,913	19,463
Leasehold improvements	2,314	399	1,915	710	246	464
Furniture and equipment	47,696	42,303	5,393	45,258	41,247	4,011
Total Premises and Equipment	$111,968	$67,614	$44,354	$107,845	$65,406	$42,439

Note 9: Deposits

Major classifications of deposits at December 31, were as follows:

	2019	2018
Noninterest bearing demand	$669,795	$618,830
Savings	307,015	304,400
NOW accounts	425,792	425,878
Money market accounts	282,478	310,390
Certificates of deposit of less than $100,000	227,578	230,781
Certificates of deposit of $100,000 through $250,000	151,279	159,953
Certificates of deposit of more than $250,000	62,812	66,441
Total deposits	$2,126,749	$2,116,673

The Company had $31.4 million and $30.4 million in brokered certificates of deposit as of December 31, 2019 and 2018, respectively.  Deposits held by senior officers and directors, including their related interests, totaled $2.9 million and $1.6 million as of December 31, 2019 and 2018, respectively.

At December 31, scheduled maturities of time deposits were as follows:

2020	$354,394
2021	51,594
2022	18,125
2023	9,948
2024	7,608
Total time deposits	$441,669

Note 10: Borrowings

The following table is a summary of borrowings as of December 31, were as follows:

	2019	2018
Securities sold under repurchase agreements	$48,693	$46,632
Other short-term borrowings [1]	48,500	149,500
Junior subordinated debentures [2]	57,734	57,686
Senior notes	44,270	44,158
Notes payable and other borrowings	6,673	15,379
Total borrowings	$205,870	$313,355

1  Includes short-term FHLBC advances and the outstanding portion of an operating line of credit.

2   See Note 11: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $48.7 million and $46.6 million at December 31, 2019 and 2018, respectively.  The fair value of the pledged collateral was $70.7 million and $72.8 million at December 31, 2019 and December 31, 2018, respectively.  At December 31, 2019, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Total FHLBC advances are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.  As of December 31, 2019, the Bank had outstanding advances in the amount of $48.5 million with a weighted average  interest rate of 1.78%. As of December 31, 2018, the Bank had outstanding advances in the amount of $149.5 million  with a weighted average interest rate of 2.50%.  As of December 31, 2019, FHLBC stock owned by the Bank was valued at $3.7 million, the fair value of securities pledged to the FHLBC was $54.6 million, and the principal balance of loans pledged was $644.5 million.  In 2018, the Bank assumed $23.4 million of long-term FHLBC advances with the ABC acquisition. At December 31, 2019, these advances have a total outstanding balance of $6.7 million and are scheduled to mature over the next 6.25 years with an interest rate of 2.83%.  At December 31, 2018, these advances have a total outstanding balance of $15.3 million and were scheduled to mature over the next 7.25 years with interest rates ranging between 1.40% to 2.83%. Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $491.7 million.  Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $327.3 million on December 31, 2019.

The Company also has $44.3 million of senior notes outstanding, net of deferred issuance costs, as of December 31, 2019 and $44.2 million as of December 31, 2018. The senior notes were issued in 2016, had an original maturity of ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2019 and 2018, unamortized debt issuance costs related to the senior notes were $730,000 and $842,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheets.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2019			2018
			Weighted		Weighted
			Average		Average
	Balance		Rate	Balance	Rate
2019	$	N/A	N/A	$196,132	1.78%
2020		97,193	1.85%	8,500	2.05
2021		-	-	-	-
2022		-	-	-	-
2023		-	-	-	-
2024		-	-	-	-
Thereafter		108,677	6.11	108,723	6.07
Total borrowings		$205,870	4.10%	$313,355	3.28%

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

On January 28, 2020, the Company issued a redemption notice with respect to its 7.80% subordinated debentures due June 30, 2033 (the “Subordinated Debentures”) relating to the outstanding 7.80% cumulative trust preferred securities (NASDAQ: OSBCP) (the “Trust Securities”) issued by Old Second Capital Trust I (“Trust I”), which are guaranteed on a subordinated basis by the Company.  An aggregate principal amount of Subordinated Debentures of $32,604,000 was redeemed on March 2, 2020, plus accrued and unpaid interest through the redemption date.  Also on March 2, 2020, all of the outstanding Trust Securities were redeemed on at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The Nasdaq Stock Market.

The Company sold an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  The Trust II issuance converted from fixed to float rate at three month LIBOR plus 150 basis points on June 16, 2017; as of December 31, 2019, the rate effective for the Trust II issuance was 4.40%.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate period on the debt of 4.37% as of December 31, 2018, compared to the rate paid prior to June 15, 2017 of 6.77%.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2019 and 2018, unamortized debt issuance costs related to the junior subordinated debentures were $644,000 and $692,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock. As of December 31, 2019, the Company is current on the payments due on these securities.

Note 12: Income Taxes

Income tax expense (recovery) for the years ending December 31, were as follows:

	2019	2018	2017
Current federal	$4,815	$-	$(2,407)
Current state	1,151	84	-
Deferred federal	3,177	6,226	11,724
Deferred state	3,259	3,614	1,938
Recovery due to State of Illinois tax rate change	-	-	(1,566)
Expense due to enactment of federal tax reform	-	-	9,475
Total income tax expenses	$12,402	$9,924	$19,164

The following were the components of the deferred tax assets and liabilities as of December 31:

	2019	2018
Allowance for loan and lease losses	$6,082	$5,803
Deferred compensation	907	665
Goodwill amortization/impairment	3,456	4,698
Stock based compensation	1,622	1,377
Business combination adjustments	1,547	2,532
OREO write-downs	1,931	2,337
Federal net operating loss (“NOL”) carryforward	340	2,199
State NOL carryforward	326	4,034
Other assets	2,270	1,401
Total deferred tax assets	18,481	25,046

Accumulated depreciation on premises and equipment	(746)	(443)
Mortgage servicing rights	(1,779)	(2,210)
Amortization of core deposit intangible	(144)	(130)
State tax benefits	(927)	(1,839)
Other liabilities	(1,637)	(741)
Total deferred tax liabilities	(5,233)	(5,363)
Net deferred tax asset before adjustments related to other comprehensive income	13,248	19,683
Tax effect of adjustments related to other comprehensive (loss) income	(1,789)	1,597
Net deferred tax asset	$11,459	$21,280

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  Among other things, the Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company was required to remeasure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which these items are expected to recover or settle.  The re-measurement of the Company’s net deferred tax asset resulted in additional income tax expense of approximately $9.5 million for the year ended December 31, 2017.  The Company also re-measured the net deferred tax asset as a result of the Illinois income tax increase effective as of July 1, 2017.  This resulted in a tax benefit of approximately $1.6 million for the year ended December 31, 2017.

At December 31, 2019, the Company no longer has federal net operating loss carryforward.  The Company had a $1.9 million state net operating loss carryforward which begins to expire in 2025.  In addition, the Company had $1.6 million of recognized built-in loss carryforward, which is limited to $945,000 per year under IRC Section 382.

The components of the provision for deferred income tax expense for the years ending December 31, were as follows:

	2019	2018	2017
Provision for loan and lease losses	$(279)	$(426)	$1,680
Deferred compensation	(242)	(15)	85
Amortization of core deposit intangible	14	957	574
Stock based compensation	(245)	(511)	80
Business combination adjustments	985	927	-
OREO write-downs	406	48	2,725
Federal net operating loss carryforward	1,859	5,041	12,122
State net operating loss carryforward	3,708	2,986	715
Deferred tax credit	-	-	2,058
Depreciation	303	59	(297)
Mortgage servicing rights	(431)	124	(674)
Goodwill amortization/impairment	1,242	1,389	4,040
State tax benefits	(912)	(550)	(1,738)
Other, net	28	(189)	201
Total deferred tax expense	$6,436	$9,840	$21,571

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2019	2018	2017
Tax at statutory federal income tax rate	$10,890	$9,227	$11,817
Nontaxable interest income, net of disallowed interest deduction	(1,409)	(1,600)	(1,976)
BOLI income	(480)	(422)	(501)
State income taxes, net of federal benefit	3,496	2,927	1,775
Stock based compensation	(207)	(305)	-
Impact of Federal tax rate change	-	-	9,475
Impact of Illinois tax rate change	-	-	(1,566)
Other, net	112	97	140
Total tax at effective tax rate	$12,402	$9,924	$19,164

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No significant negative evidence was noted.

Note 13: Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2008 Plan and the 2014 Plan, the “Plans”).  The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other prior Company equity compensation plan, and following the approval of the 2019 Plan, no further awards will be granted under the 2014 Plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of December 31, 2019, 447,781 shares remained available for issuance under the 2019 Plan.

The Company granted 16,500 stock options in 2009 under the 2008 Equity Incentive Plan, and there are no remaining outstanding stock options as of December 31, 2019.  No stock options were granted in 2009 through 2019.  There were 4,500 stock options exercised during 2019 and 2018, and no stock options exercised during 2017.  At December 31, 2019, the Company had no unrecognized compensation cost related to unvested stock options as all stock options have fully vested.

A summary of stock option activity in the Plans for the year ending December 31, 2019, is as follows:

Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	per Price	Term (years)	Intrinsic Value
Beginning outstanding	4,500	$7.49	0.1	$25
Canceled	-	-	-	-
Exercised	(4,500)	7.49	-	(27)
Expired	-	-	-	-
Ending outstanding	-	$-	-	$-

Exercisable at end of period	-	$-	-	$-

A summary of stock option activity as of each year is as follows:

	2019	2018	2017
Intrinsic value of options exercised	$27	$27	$-
Cash received from option exercises	32	33	-
Tax benefit realized from option exercises	5	5	-
Weighted average fair value of options granted	-	-	-

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

Total compensation cost that has been charged for the 2019 and 2014 Plan was $2.5 million, $2.3 million and $1.2 million the years ending December 31, 2019, 2018 and 2017 respectively.

There were 171,356 restricted stock units granted during the year ending December 31, 2019.  There were 254,281 restricted stock units granted the year ending December 31, 2018.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, is as follows:

	2019
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	552,281	$11.30
Granted	171,356	12.75
Vested	(168,354)	7.68
Forfeited	-	-
Unvested at December 31	555,283	$12.85

Total unrecognized compensation cost of restricted stock unit awards was $3.0 million as of December 31, 2019, which is expected to be recognized over a weighted-average period of 1.83 years.

Note 14: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2019	2018	2017
Basic earnings per share:
Weighted-average common shares outstanding	29,891,046	29,728,308	29,600,702
Net income	$39,455	$34,012	$15,138
Basic earnings per share	$1.32	$1.14	$0.51

Diluted earnings per share:
Weighted-average common shares outstanding	29,891,046	29,728,308	29,600,702
Dilutive effect of unvested restricted awards [1]	525,302	532,692	435,142
Dilutive effect of stock options and warrants	-	47,935	2,573
Diluted average common shares outstanding	30,416,348	30,308,935	30,038,417
Net Income	$39,455	$34,012	$15,138
Diluted earnings per share	$1.30	$1.12	$0.50

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	-	-	815,339

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2017, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.  On January 16, 2019, the warrant for 815,339 common shares of the Company’s stock was exercised in a cashless transaction.  This warrant was issued in January 2009 at an exercise price of $13.43 per share, and expired on January 16, 2019.  As of the date of exercise, the Company’s closing market price was $14.23 per share, resulting in 45,836 shares being issued.  These shares were issued from treasury stock held by the Company, and resulted in a $313,000 reduction of treasury stock in January 2019.

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	2019			2018
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$339	$9,612	$9,951	$327	$7,158	$7,485
Commercial standby	-	-	-	-	397	397
Performance standby	571	6,212	6,783	532	6,381	6,913
	910	15,824	16,734	859	13,936	14,795
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$910	$15,891	$16,801	$859	$14,003	$14,862

Unused loan commitments:	$111,348	$320,120	$431,468	$89,303	$297,785	$387,088

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2019, aggregate future minimum rental income to be received under noncancelable leases totaled $42,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $248,000, $180,000 and $64,000 in 2019, 2018 and 2017, respectively.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $916,000, $979,000 and $679,000 in 2019, 2018 and 2017, respectively, with growth in expense in 2018 forward due to the ATMs obtained with the acquisition of ABC Bank.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2019:

						2025
	2020	2021	2022	2023	2024	and thereafter
Rental commitment	$496	$742	$621	$612	$628	$3,940

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2019, and December 31, 2018.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,477	11.14%	$158,020	7.000%	N/A	N/A
Old Second Bank	322,496	14.35	157,315	7.000	$146,078	6.50%
Total capital to risk weighted assets
Consolidated	327,886	14.53	236,944	10.500	N/A	N/A
Old Second Bank	342,280	15.23	235,978	10.500	224,741	10.00
Tier 1 capital to risk weighted assets
Consolidated	308,102	13.65	191,858	8.500	N/A	N/A
Old Second Bank	322,496	14.35	191,026	8.500	179,789	8.00
Tier 1 capital to average assets
Consolidated	308,102	11.93	103,303	4.00	N/A	N/A
Old Second Bank	322,496	12.50	103,199	4.00	128,998	5.00

2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$207,597	9.29%	$142,458	6.375%	N/A	N/A
Old Second Bank	295,599	13.29	141,794	6.375	$144,574	6.50%
Total capital to risk weighted assets
Consolidated	282,126	12.63	220,585	9.875	N/A	N/A
Old Second Bank	314,600	14.14	219,708	9.875	222,489	10.00
Tier 1 capital to risk weighted assets
Consolidated	263,125	11.78	175,901	7.875	N/A	N/A
Old Second Bank	295,599	13.29	175,157	7.875	177,938	8.00
Tier 1 capital to average assets
Consolidated	263,125	10.08	104,415	4.00	N/A	N/A
Old Second Bank	295,599	11.36	104,084	4.00	130,105	5.00

1  As of December 31, 2019, amounts are shown inclusive of a capital conservation buffer of 2.50%; as compared to 1.875% at December 31, 2018. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

Note 17: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31, were as follows:

	2019	2018
Forward contracts:
Notional amount	$13,500	$9,315
Fair value	(15)	(50)

Rate lock commitments:
Notional amount	$10,167	$8,815
Fair value	265	209

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $164.7 million in loans to investors receiving proceeds of $168.5 million and resulting in a gain on sale of $5.1 million for the year ended December 31, 2019.  Sales to investors included $122.4 million, or 74.4%, to FNMA and $18.7 million, or 11.4%, to FHLMC for the year ended December 31, 2019.  No other individual investor was sold more than 10% of the total loans sold.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At December 31, 2019 and 2018, there were no transfers between levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,036	$-	$-	$4,036
U.S. government agencies	-	8,337	-	8,337
U.S. government agencies mortgage-backed	-	16,588	-	16,588
States and political subdivisions	-	243,756	5,419	249,175
Collateralized mortgage obligations	-	57,984	-	57,984
Asset-backed securities	-	81,844	-	81,844
Collateralized loan obligations	-	66,684	-	66,684
Loans held-for-sale	-	3,061	-	3,061
Mortgage servicing rights	-	-	5,935	5,935
Interest rate swap agreements	-	2,771	-	2,771
Mortgage banking derivatives	-	250	-	250
Total	$4,036	$481,275	$11,354	$496,665

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,974	$-	$5,974
Total	$-	$5,974	$-	$5,974

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,923	$-	$-	$3,923
U.S. government agencies	-	10,951	-	10,951
U.S. government agencies mortgage-backed	-	14,075	-	14,075
States and political subdivisions	-	265,902	8,165	274,067
Collateralized mortgage obligations	-	64,429	-	64,429
Asset-backed securities	-	109,514	-	109,514
Collateralized loan obligations	-	64,289	-	64,289
Loans held-for-sale	-	2,984	-	2,984
Mortgage servicing rights	-	-	7,357	7,357
Interest rate swap agreements	-	672	-	672
Mortgage banking derivatives	-	159	-	159
Total	$3,923	$532,975	$15,522	$552,420

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$756	$-	$756
Total	$-	$756	$-	$756

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2019
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2019	$-	$8,165	$7,357
Total gains or losses
Included in earnings	-	(32)	(1,953)
Included in other comprehensive income	-	726	-
Purchases, issuances, sales, and settlements
Purchases	-	17,938	-
Issuances	-	-	1,240
Settlements	-	(21,378)	(709)
Ending balance December 31, 2019	$-	$5,419	$5,935

	Year Ended December 31, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers out of Level 3	(1,308)	-	-
Total gains or losses
Included in earnings	35	-	(181)
Included in other comprehensive income	40	(746)	-
Purchases, issuances, sales, and settlements
Purchases	-	22,046	-
Issuances	-	-	1,146
Settlements	(1,035)	(27,396)	(552)
Ending balance December 31, 2018	$-	$8,165	$7,357

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,935	Discounted Cash Flow	Discount Rate	10.0% - 58.8%	10.1%
			Prepayment Speed	0.0 - 69.0%	14.1%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,357	Discounted Cash Flow	Discount Rate	10.0 - 229.7%	10.2%
			Prepayment Speed	7.0 - 68.9%	9.6%

In addition to the above, Level 3 fair value measurement included $5.4 million for state and political subdivisions representing various local municipality securities at December 31, 2019.  Level 3 fair value measurement included $8.2 million on the state and political subdivisions line at December 31, 2018.  Given the small dollar amount and size of the municipality issuances involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipalities.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$7,435	$7,435
Other real estate owned, net[2]	-	-	5,004	5,004
Total	$-	$-	$12,439	$12,439

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $8.6 million and a valuation allowance of $1.2 million, resulting in an increase of specific allocations within the provision for loan and lease losses of $783,000 for the year ending December 31, 2019.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $5.0 million, which is made up of the outstanding balance of $12.6 million, net of a valuation allowance of $6.7 million and participations of $937,000, at December 31, 2019.

	2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$12,163	$12,163
Other real estate owned, net[2]	-	-	7,175	7,175
Total	$-	$-	$19,338	$19,338

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $12.5 million,  and a valuation allowance of 352,000, resulting in an increase of specific allocations within the provision for loan and lease losses of $208,000 for the year ending December 31, 2018.

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

Note 19: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2019 and 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 17: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,096	$34,096	$34,096	$-	$-
Interest bearing deposits with financial institutions	16,536	16,536	16,536	-	-
Securities available-for-sale	484,648	484,648	4,036	475,193	5,419
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	3,061	3,061	-	3,061	-
Net loans	1,911,023	1,915,531	-	-	1,915,531
Accrued interest receivable	9,697	9,697	-	9,697	-

Financial liabilities:
Noninterest bearing deposits	$669,795	$669,795	$669,795	$-	$-
Interest bearing deposits	1,456,954	1,457,832	-	1,457,832	-
Securities sold under repurchase agreements	48,693	48,693	-	48,693	-
Other short-term borrowings	48,500	48,500	-	48,500	-
Junior subordinated debentures	57,734	51,188	33,614	17,574	-
Senior notes	44,270	46,269	46,269	-	-
Note payable and other borrowings	6,673	7,003	-	7,003	-
Interest rate swap agreements	3,101	3,101	-	3,101	-
Borrowing interest payable	96	96	-	96	-
Deposit interest payable	983	983	-	983	-

	2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,599	$38,599	$38,599	$-	$-
Interest bearing deposits with financial institutions	16,636	16,636	16,636	-	-
Securities available-for-sale	541,248	541,248	3,923	529,160	8,165
FHLBC and FRBC stock	13,433	13,433	-	13,433	-
Loans held-for-sale	2,984	2,984	-	2,984	-
Net loans	1,878,021	1,867,594	-	-	1,867,594
Accrued interest receivable	10,940	10,940	-	10,940	-

Financial liabilities:
Noninterest bearing deposits	$618,830	$618,830	$618,830	$-	$-
Interest bearing deposits	1,497,843	1,495,614	-	1,495,614	-
Securities sold under repurchase agreements	46,632	46,632	-	46,632	-
Other short-term borrowings	149,500	149,500	-	149,500	-
Junior subordinated debentures	57,686	47,625	32,989	14,636	-
Senior notes	44,158	45,008	45,008	-	-
Note payable and other borrowings	15,379	15,364	-	15,364	-
Interest rate swap agreements	58	58	-	58	-
Borrowing interest payable	281	281	-	281	-
Deposit interest payable	973	973	-	973	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Prior to  2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.  In December of 2019, the Company also executed a loan pool hedge of $50 million to convert variable rate loans to a fixed rate index for a five year term.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income or interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense  as interest payments are received on the variable rate loan pool or the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $17,000 will be reclassified as a decrease to interest income and an additional $274,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2019 and  2018, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate in June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December of 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool the Bank’s Libor-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities for further hedging opportunities.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $114,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2019; $11.0 million of investment securities were required to be pledged to two correspondent financial institutions.  The Bank had $260,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2018; no investment securities were required to be pledged.  At December 31, 2019, the notional amount of non-hedging interest rate swaps was $177.9 million with a weighted average maturity of 5.9 years.  At December 31, 2018, the notional amount of non-hedging interest rate swaps was $188.9 million with a weighted average maturity of 6.6 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	-	Other Liabilities	3,150
Total derivatives designated as hedging instruments				-		3,150

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	177,872	Other Assets	2,920	Other Liabilities	2,920
Interest rate lock commitments and forward contracts	87	23,667	Other Assets	250	Other Liabilities	-
Other contracts	4	28,176	Other Assets	-	Other Liabilities	53
Total derivatives not designated as hedging instruments				3,170		2,973

			2018
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	58
Total derivatives designated as hedging instruments				-		58

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	188,931	Other Assets	672	Other Liabilities	672
Interest rate lock commitments and forward contracts	63	18,130	Other Assets	159	Other Liabilities	-
Other contracts	3	18,155	Other Assets	-	Other Liabilities	26
Total derivatives not designated as hedging instruments				831		698

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $3.1 million as of December 31, 2019, and a gain in AOCI of $1.2 million as of December 31, 2018.  The amount of the loss reclassified from AOCI to interest income or interest expense on the income statement totaled $50,000 and $168,000 for the years ended December 31, 2019, and December 31, 2018, respectively.

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

In 2014 and 2015, the Company completed redemption of all 73,000 shares of Series B preferred stock issued in 2009.  As of December 31, 2018, the only remaining component of the 2009 issuance was the warrant outstanding for 815,339 shares, valued at $4.8 million and carried within stockholders’ equity.  Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2019 and 2018.  On January 16, 2019, the warrant was exercised; see further disclosures in Note 14: Earnings Per Share, above.

Note 22: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2019	2018
Assets
Noninterest bearing deposit with bank subsidiary	$26,562	$9,039
Investment in subsidiaries	352,703	315,252
Other assets	3,981	12,997
Total assets	$383,246	$337,288

Liabilities and Stockholders’ Equity
Other short term borrowings	$-	$4,000
Junior subordinated debentures	57,734	57,686
Senior notes	44,270	44,158
Other liabilities	3,378	2,363
Stockholders’ equity	277,864	229,081
Total liabilities and stockholders' equity	$383,246	$337,288

Condensed Statements of Income for the years ended December 31 were as follows:

	2019	2018	2017
Operating Income
Cash dividends received from subsidiaries	$20,000	$30,000	$-
Other income	109	106	114
Total operating income	20,109	30,106	114
Operating Expenses
Junior subordinated debentures	3,724	3,716	4,002
Senior notes	2,700	2,688	2,689
Other interest expense	13	98	-
Other expenses	4,025	4,208	2,639
Total operating expense	10,462	10,710	9,330
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	9,647	19,396	(9,216)
Income tax benefit	(3,187)	(3,355)	(16)
Income (loss) before equity in undistributed net income of subsidiaries	12,834	22,751	(9,200)
Equity in undistributed net income of subsidiaries	26,621	11,261	24,338
Net income available to common stockholders	$39,455	$34,012	$15,138

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2019	2018	2017
Cash Flows from Operating Activities
Net Income	$39,455	$34,012	$15,138
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(26,621)	(11,261)	(24,338)
Provision for deferred tax expense (benefit)	4,186	6,697	6,397
Net deferred tax expense due to DTA revaluation	-	-	3,908
Change in taxes payable	3,896	(1,211)	(4,797)
Change in other assets	-	97	74
Stock-based compensation	2,516	2,257	1,181
Other, net	(80)	172	(15)
Net cash provided by (used in) operating activities	23,352	30,763	(2,452)

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	-	(47,074)	-
Net cash used in investing activities	-	(47,074)	-

Cash Flows from Financing Activities
Net change in other short-term borrowings	(4,000)	4,000	-
Dividend paid on common stock	(1,195)	(1,189)	(1,184)
Purchases of treasury stock	(666)	(505)	(236)
Payment of senior note issuance costs	-	-	(42)
Proceeds from exercise of stock option	32	33	-
Net cash (used in) provided by financing activities	(5,829)	2,339	(1,462)
Net change in cash and cash equivalents	17,523	(13,972)	(3,914)
Cash and cash equivalents at beginning of year	9,039	23,011	26,925
Cash and cash equivalents at end of year	$26,562	$9,039	$23,011

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2019, and 2018, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  For the year ended December 31, 2017, the Company made a discretionary match equal to 100% of the first 3% contributed by participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2019, 2018 and 2017.

The total expense relating to the 401(k) Plan was approximately $1.1 million in both 2019 and 2018 and $785,000 in 2017.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2019 totaled $3.0 million and totaled $2.2 for both December 31, 2018 and 2017, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2019, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 6, 2020, expresses an unqualified opinion.

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

March 6, 2020

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2019, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference into this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2019, of Old Second Bancorp, Inc. and Subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 6, 2020, expresses an unqualified opinion.

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

March 6, 2020

Item 9B.  Other Information

None.

   PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2019, on form DEF 14A (the “Proxy Statement”), under the following captions:

•	“Proposal 1—Election of Directors,” including “—Director Experience” and “—Biographical Information for Executive Officers;”
•	“Corporate Governance and the Board of Directors—Code of Business Conduct and Ethics;” and
•	“Corporate Governance and the Board of Directors —Committees of the Board of Directors—Audit Committee.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in our Proxy Statement under the following captions:

•	“Compensation Discussion and Analysis;”
•	“Compensation Committee Report;”
•	“Executive Compensation;”
•	“Director Compensation;” and
•	“Corporate Governance and the Board of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2019, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	555,283	$12.85	447,781
Equity compensation plans not approved by security holders	-	-	-
Total	555,283	$12.85	447,781

1 Reflects the outstanding awards under our 2019 Equity Incentive Plan and our 2014 Equity Incentive Plan, as well as the total remaining share reserve under our 2019 Equity Incentive Plan.

The Company incorporates by reference the other information that is required by this Item 12 that is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in our Proxy Statement under the captions “Corporate Governance and the Board of Directors - Director Independence” and “ - Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in our Proxy Statement under the caption “Ratification of our Independent Public Accountants.”

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

(3)	Exhibits: See Exhibit Index.

Item 16.  Form 10-K Summary

Not Applicable.

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2016.
3.2	Amendment to Old Second Bancorp, Inc.’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 22, 2019).
3.3

Certificate of Elimination Eliminating References to Series A Junior Participating Preferred Stock From the Restated Certificate of Incorporation, as Amended, of Old Second Bancorp. Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 5, 2019).

3.4	Bylaws of Old Second Bancorp, Inc., as amended and restated through August 20, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 21, 2019).
4.1	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on January 17, 2014).
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

4.4	Form of 5.750% Fixed-to-Floating Rate Senior Notes Due 2026 (incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016).

4.5	Description of Capital Stock.
10.1	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 20, 2003).
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

10.5*	Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives dated September 1, 2008.
10.6*	Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors dated September 1, 2008.
10.7*	2008 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.8*	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.9*	2008 Equity Incentive Plan Incentive Stock Option (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.10*	2008 Equity Incentive Plan Non-Qualified Stock Option (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.11*

Restated Old Second Bancorp, Inc. 2014 Equity Incentive Plan (restated to combine the 2014 Equity Incentive Plan included as Appendix A to the Company’s Proxy Statement filed on Form DEFA filed on April 21, 2014, and the First Amendment thereto and to correct a scrivener’s error in such First Amendment included as Appendix A to the Company’s Proxy Statement filed on Form DEF14A filed on April 12, 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018).

10.12*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016.

10.13*	2014 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.14*	2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.15*	Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed on September 12, 2006).
10.16*	Offer letter, dated April 3, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).
10.17*

Revised Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, between the Company and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.18*

Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).

10.19*

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

10.20*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).  Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by each of the following executive officers: Keith Gottschalk and Donald Pilmer.

10.21*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2018).
10.22*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2018).
10.23*	Form of Director Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018).
10.24*	Old Second Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 19, 2019).
10.25*	Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.26*	Form of Director Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
21.1	A list of all subsidiaries of the Company.
23.1	Consent of Plante & Moran, PLLC.
24.1	Power of Attorney (contained herein as part of the signature pages).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets December 31, 2019, and December 31, 2018; (ii) Consolidated Statements of Income Years Ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income Years Ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows Years Ended December 31, 2019, 2018 and 2017; (v) Changes in Stockholders’ Equity Years Ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer

DATE: March 06, 2020

SIGNATURES (Continued)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Eccher, his true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney‑in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 06, 2020
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 06, 2020
James L. Eccher
Executive Vice President and
/s/ Bradley S. Adams	Chief Financial Officer (principal financial and accounting officer)	March 06, 2020
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 06, 2020
Gary Collins

/s/ Edward Bonifas	Director	March 06, 2020
Edward Bonifas

/s/ Barry Finn	Director	March 06, 2020
Barry Finn

/s/ William Kane	Director	March 06, 2020
William Kane

/s/ John Ladowicz	Director	March 06, 2020
John Ladowicz

/s/ Hugh McLean	Director	March 06, 2020
Hugh McLean

/s/ Duane Suits	Director	March 06, 2020
Duane Suits

/s/ James F. Tapscott	Director	March 06, 2020
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 06, 2020
Patti Temple Rocks