Form 10-K/A
OLD SECOND BANCORP INC
filed 2020-04-28
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number   0‑10537

Delaware	36-3143493
(State of Incorporation)	(IRS Employer Identification Number)

37 South River Street, Aurora, Illinois 60507

(Address of principal executive offices, including zip code)

(630) 892‑0202

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).  Yes☐        No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $374.5 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 29,706,390 at April 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A (“Amendment No. 1”) amends our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include certain information required by Items 10 through 14 of Part III of Form 10‑K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10‑K, which permits the information in the above-referenced items to be incorporated in the Form 10‑K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10‑K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b‑15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless otherwise indicated, references to the “Company” refer to Old Second Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company, Old Second National Bank (the “Bank”) and its wholly-owned subsidiaries.

OLD SECOND BANCORP, INC.

Form 10‑K/A

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors is divided into three classes approximately equal in number, serving staggered three‑year terms.  As a result, the terms of only approximately one‑third of our board members expire at each annual meeting.  The current term of our Class I directors will expire at this year’s annual meeting.  The term of our Class II directors will expire at the 2021 annual meeting and the term of our Class III directors will expire at the 2022 annual meeting.

Set forth below is information concerning our directors, including their age and year first elected or appointed as a director.

Name	Age	Served as Director Since
Class I (term expires 2020)
William Kane	69	1999
John Ladowicz	67	2008
Patti Temple Rocks	60	2015
Class II (term expires 2021)
James Eccher	54	2006
Barry Finn	59	2004
James F. Tapscott	69	2015
Hugh McLean	61	2018

Class III (term expires 2022)
Edward Bonifas	60	2000
Gary Collins	61	2016
William B. Skoglund	69	1992
Duane Suits	70	2012

All directors hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification and until their respective successors are duly elected and qualified.

There are no arrangements or understandings between any of the nominees, directors or executive officers and any other person pursuant to which any of our nominees, directors or executive officers have been selected for their respective positions.

No member of the board of directors or executive officer is related to any other member of the board of directors or executive officer.

Director Experience

Biographical information regarding each of our director nominees and continuing directors is set forth below, including the particular experience, qualifications, attributes or skills that led the board to conclude that each member is qualified to serve on the board and any committee he or she serves.

Mr. Bonifas:    Mr. Bonifas is the Executive Vice President of Alarm Detection Systems, Inc., a producer and installer of alarm systems, closed circuit video systems and card access control systems, a position he has held since 2000.  We consider Mr. Bonifas to be qualified for service on the board, the Risk Committee, the Nominating and Corporate Governance Committee and the Compensation Committee due to his skills and expertise acquired as a leader of a successful business and his prominence in the communities we serve. Mr. Bonifas also serves as Chairman of our Information Technology Steering committee where he uses his business expertise for cybersecurity oversight.

Mr. Collins:    Mr. Collins has served as our Vice Chairman  since October 2016.  Before that, he was Vice Chairman of Talmer Bancorp, Inc., a publicly traded bank holding company, from 2011 until 2016.  He also served as a director of Talmer Bancorp, Inc. from 2010 until 2016. Mr. Collins served as Chairman and Co‑Chief Executive Officer of Lake Shore Wisconsin Corporation, a bank holding company, from 2010 until 2011, and as a founding Managing Director and Vice Chairman of The Private Bank — Chicago from 1991 until 2009.  We consider Mr. Collins to be qualified for service on the board due to his experience focused within mortgage banking and real estate opportunities among residential, multi‑family, and commercial lending.

Mr. Eccher:    Mr. Eccher has served as  Chief Executive Officer and President of the Company since 2015 and  as President and Chief Executive Officer of the Bank since 2003. He also serves as Chief Operating Officer of the Company, a position he has held since 2007, and served as Senior Vice President and Branch Director of the Bank from 1999 until 2003.  Before that, he served as President and Chief Executive Officer of the Bank of Sugar Grove from 1996 until 1999.  We consider Mr. Eccher to be qualified for service on the board due to his experience in the financial services industry and his familiarity with  our operations.

Mr. Finn:    Mr. Finn served as the President and Chief Executive Officer of Rush‑Copley Medical Center  from 2002 until his retirement in 2019.  Before that, Mr. Finn served as the Chief Operating Officer and Chief Financial Officer of Rush‑Copley Medical Center from 1996 until 2002. We consider Mr. Finn to be a qualified candidate for service on the board, including as our Lead Director, and the Nominating and Corporate Governance Committee, the Information Technology Steering Committee and the Audit Committee due to his business and financial expertise acquired as an executive at a successful local medical center, as well as his prominence in the communities we serve.

Mr. Kane:    Mr. Kane is a Partner of Label Printers, Inc., a printing company, a position he has held since 1977. We consider Mr. Kane to be a qualified candidate for service on the board, the Compensation Committee, the Risk Committee (as Chairman) and the Nominating and Corporate Governance Committee due to his experience as a partner at a successful local business, his general experience in business and his prominence in the communities we serve.

Mr. Ladowicz:    Mr. Ladowicz is the former Chairman and Chief Executive Officer of HeritageBanc, Inc. and Heritage Bank, where he served from 1996 until 2008, when it was acquired by the Company.  We consider Mr. Ladowicz to be a qualified candidate for service on the board, the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee (as Chairman) due to his previous experience as a chief executive officer in the financial services industry, as well as his extensive knowledge of the market areas we entered through the acquisition of HeritageBanc, Inc. in 2008.

Mr. McLean:    Mr. McLean has been a Partner with Rock Island Capital since November 2016.  Before that, Mr. McLean served as Regional President and Managing Director of Talmer Bank from 2010 until October 2016.  From 2009 until 2010, he was President and Director of Lake Shore Wisconsin Corporation. Mr. McLean was Vice Chairman of The PrivateBank, a publicly traded commercial bank headquartered in Chicago, from 1996 until 2008, and was a Managing Director of The PrivateBank from 1996 until 2001.  He also held senior commercial banking positions with Firstar Bank and American National Bank prior to joining the PrivateBank in 1996.  We consider Mr. McLean to be a qualified candidate for service on the board, the Audit Committee and the Information Technology Steering Committee due to his previous experience in the financial industry.

Mr. Skoglund:    Mr. Skoglund serves as the Chairman of the Company and the Bank. From 1998 until 2014, Mr. Skoglund served as the Chief Executive Officer of the Company.  He also served as Chief Executive Officer of the Bank from 1996 until 2014.  We consider Mr. Skoglund to be qualified for service on the board due to his skills and experience in the financial services industry and his familiarity with our operations as our former Chief Executive Officer.

Mr. Suits:    Mr. Suits was a founding Partner of Sikich LLC, a financial services firm, from 1982 until his retirement in 2004.  We consider Mr. Suits to be a qualified candidate for service on the board,  the Audit Committee (as Chairman ),  the Risk Committee and the Nominating and Corporate Governance Committee due to his skills and experience in the financial services industry.

Mr. Tapscott:    Mr. Tapscott was a Partner of McGladrey LLP, an audit, tax and consulting firm, from 1991 until his retirement in 2015.  Before that, he was a Partner with Wilkes Besterfield and Co., Ltd., from 1972 until 1991. We consider Mr. Tapscott to be a qualified candidate for service on the board,  the Risk Committee and the Audit Committee due to his previous experience in accounting and financial matters as a partner of McGladrey LLP and Wilkes Besterfield and Co., Ltd.

Ms. Temple Rocks: Ms. Temple Rocks is Senior Partner, head of Client Impact, for ICF Next, a global communications agency, a position she has held since 2019, where she is responsible for client leadership in both the Chicago and Minneapolis office for the agency. Before that, she was the Managing Director of the Chicago office of Golin, a global communications agency from 2011 until 2018.  We consider Ms. Temple Rocks to be a qualified candidate for service on the board, the Compensation Committee and the Information Technology Steering Committee due to her business experience and familiarity with the greater Chicago market through her positions with ICF Next and Golin.

Biographical Information for Executive Officers

Name	Title
James Eccher	President and Chief Executive Officer of the Company and the Bank
Bradley Adams	Executive Vice President, Chief Financial Officer
Gary Collins	Vice Chairman
Donald Pilmer	Executive Vice President, Chief Lending Officer
Keith Gottschalk	Executive Vice President, Digital Banking Services

Because each of Mr. Eccher and Mr. Collins also serves on our board of directors, we have provided biographical information for them above. Biographical information for each of Mr. Adams, Mr. Gottschalk and Mr. Pilmer is provided below:

Mr. Adams, age 46, joined the Company and the Bank in May 2017 to serve as an Executive Vice President and our Chief Financial Officer.  From November 2016 until joining us, he served as Executive Vice President and Director of Corporate Development and Strategy for TCF National Bank, where he oversaw corporate development and strategy. Before that, he served as Executive Managing Director, Corporate Development, of Talmer Bancorp, Inc. from 2011 and 2016. While at Talmer, Mr. Adams was responsible for management of internal financial reporting, budgeting, mortgage bank accounting, investor relations, strategic planning and corporate development activities.  Prior to joining Talmer, Mr. Adams also held positions as Managing Director of W2 Freedom, LLC, a private investment fund manager focused on investing in community banks, and as Director of Investor Relations for Fifth Third Bancorp.

Mr. Pilmer, age 55, joined the Company and the Bank in 1989.  He currently serves as Executive Vice President (a position he has held since 2012) and as Chief Lending Officer (a position he has held since 2016). Mr. Pilmer manages the Commercial Banking unit and has more than 25 years of experience in the Commercial Banking industry.

Mr. Gottschalk, age 58, joined the Company and the Bank in 2001.  He currently serves as Executive Vice President, Digital Banking Services at the Bank, a position he has held since January 2019.  Before that, Mr. Gottschalk was Executive Vice President and Chief Operating Officer of the Bank since 2012. From 2007 until 2012, he served as Executive Vice President of Operations of the Bank. Mr. Gottschalk has more than 35 years of banking experience, including managing Operations, Information Technology, Retail Banking and extensive experience in the ATM/Debit arena.  Before joining the Old Second team, Mr. Gottschalk held senior management positions for Old Kent Bank (Elmhurst, IL), Fifth Third Bank (Elmhurst, IL), Pinnacle Bank (Berwyn, IL) and FBOP Corporation (Oak Park, IL).  He has served on many customer advisory boards in the operations field.

CODE OF BUSINESS CONDUCT AND ETHICS

The board of directors believes that it is important to encourage the highest level of corporate ethics and responsibility.  Among other things, the board adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, as well as a procedure for allowing employees to anonymously report any problems they may detect with respect to our financial reporting.  The Code of Business Conduct and Ethics, as well as other information pertaining to our committees, corporate governance and reporting with the SEC, can be found on our website at www.oldsecond.com.  We will post on our website any amendments to, or waiver from, the Code of Business Conduct and Ethics as it applies to any director or officer to the extent required to be disclosed by applicable NASDAQ or SEC requirements.

AUDIT COMMITTEE

The Audit Committee assists the board in carrying out its oversight responsibilities for our financial reporting process, audit process and internal controls.  The members of our Audit Committee during 2019 were Mr. Suits (who serves as Chairman), Mr. Finn, Mr. Tapscott, Mr. Ladowicz and Mr. McLean, each of whom is deemed to be an independent director under SEC Rule 10A‑3 and NASDAQ’s listing requirements.  The board has designated each of Mr. Suits, Mr. Finn and Mr. Tapscott as  an “audit committee financial expert,” as such term is defined by the regulations of the SEC.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) is intended to assist our stockholders in understanding our compensation programs, the philosophy underlying our compensation strategy and the fundamental elements of the compensation paid to our “named executive officers” whose 2019 compensation information is provided in the tables following this discussion.  Our named executive officers as of December 31, 2019, are noted in the following table, along with their current titles:

Name	Title
James Eccher	President and Chief Executive Officer of the Company and the Bank
Bradley Adams	Executive Vice President, Chief Financial Officer
Gary Collins	Vice Chairman
Donald Pilmer	Executive Vice President, Chief Lending Officer
Keith Gottschalk	Executive Vice President, Digital Banking Services

Introduction

Our CD&A is organized as follows:

•	Overview and Executive Summary. We provide background context and financial and operational highlights that puts our overall disclosure into perspective.
•

Objectives of Our Compensation Program.  The objectives of our executive compensation program are based on our business model and the competitive pressures we face in attracting and retaining executive talent. We structure our executive compensation program to reflect our compensation philosophy and related operating principles.

•

Elements of Compensation.  The key components of our compensation program are base salary, annual cash incentive payments and long‑term equity awards, with an emphasis on tying executive compensation to performance.

•

Severance and Change in Control Arrangements.  We provide certain severance benefits in the event of Mr. Eccher’s involuntary termination and “double‑trigger” change in control benefits to each of our named executive officers.

•

Compensation Process.  Our executive compensation program is regularly reviewed by the Compensation Committee to ensure that we meet our compensation objectives and to ensure that our compensation program does not pose material risks to the Company.

•	Analysis of 2019 Compensation. Decisions on 2019 compensation are analyzed and explained in the context of our compensation objectives and performance.
•

Regulatory Considerations.  We consider guidance established by the Federal Deposit Insurance Corporation (the “FDIC”) and other bank regulatory agencies, in addition to various other regulatory requirements, in making decisions about executive compensation.

Overview and Executive Summary

Business Overview. We provide lending, deposit, and trust services for businesses and individuals.  We offer competitive commercial and personal banking products and are committed to providing superior customer service.  We place a high priority on community service and are actively involved with many civic and community projects in the communities where we conduct our business.  We operate in an intensely competitive and uncertain business environment.  From a business perspective, not only do we compete with numerous companies in our markets for customers, but we also compete with many different types and sizes of organizations for senior leadership capable of executing our business strategies.  Among other challenges, our business model requires experienced leaders with banking and operational expertise who are capable of taking on high levels of personal responsibility in an ever‑evolving banking industry and economy.

Financial and Operational Performance.  During 2019, we continued our emphasis on sustaining profitability and growth.  Specific accomplishments in 2019 that directly impacted those objectives include:

•	Net income of $39.5 million for 2019, compared to $34.0 million for 2018; and
•	An efficiency ratio of 61.44% in 2019, compared to 63.14% for 2018.

Overview of Performance Metrics. In 2019, our Compensation Committee selected, among others, corporate performance metrics for our annual incentive plan based on our

•

Adjusted net income, which excluded after-tax losses on mortgage servicing rights,  after-tax net security gains, and bank-owned life insurance (“BOLI”) death benefits, and was earned at 110% of target based on our 2019 adjusted net income of $37.2 million; and

•

Adjusted efficiency ratio, which was earned at 87.45% of target based on our adjusted efficiency ratio of 59.00% at year-end 2019.  Our adjusted efficiency ratio was calculated as noninterest expense, excluding OREO expenses and amortization of core deposits, divided by the sum of net interest income on a fully tax equivalent basis, and total noninterest income less net gains and losses on securities, net losses on mortgage servicing rights, and including a tax equivalent adjustment on the increase in the cash surrender value of BOLI.

Overview of Our Executive Compensation Programs.  The Company and the Bank share an executive management team.  The compensation packages of our named executive officers are determined and approved by our Compensation Committee based on their performance and roles for both the Company and the Bank.

We are committed to paying for performance.  This commitment is reflected by the significant portion of our named executive officers’ compensation that is provided through performance‑based programs. Our executive compensation programs evolve and are adjusted over time to support our business goals and to promote both near- and long‑term profitable growth.  Total compensation for each named executive officer varies with performance in achieving financial and nonfinancial objectives.

Accordingly, our executive compensation, particularly metrics for our short‑term incentive plans, focused on the following goals and accountabilities: our net income growth; loan growth; asset‑credit quality risk reduction and a reduction in classified assets; cost savings initiatives; and specific profit center performance.  These metrics were prudently designed to contain and minimize risk while at the same time emphasizing growth and profitability.

Say‑on‑Pay.  At our 2019 annual meeting, approximately 97.4% of the votes cast on the say-on-pay proposal were in favor of approving  the compensation of our named executive officers.  Our board and the Compensation Committee pay careful attention to communications received from stockholders regarding executive compensation, including the results of the say-on-pay vote.  The Compensation Committee believes that these voting results reflect strong confidence in our board to exercise good judgement in structuring thoughtful executive compensation programs that benefit our stockholders.  We considered the result of the 2019 advisory vote on executive compensation but not for specific 2019 compensation decisions.  Based on this consideration and the other factors described in this CD&A, the Compensation Committee did not alter the policies or structure for named executives’ compensation for 2019.

Objectives of Our Compensation Program

The goal of our compensation program is to align the interests of management with those of our stockholders while minimizing undue risk‑taking.  The Compensation Committee has designed our executive compensation program in a manner that does not provide our executives with incentives to engage in business activities or other behavior that would threaten our value or the investments of our stockholders.

The executive compensation program is intended to accomplish the following objectives:

•	pay for performance;
•	tie equity compensation to long‑term value creation for our stockholders;
•	align the financial interests of our named executive officers with those of our stockholders;
•	maintain a corporate environment that encourages stability and a long‑term focus for both us and our management;
•	maintain a program that:

oclearly motivates personnel to perform and succeed according to our current goals;

oattracts and retains key personnel critical to our long‑term success; and

odoes not encourage undue risk‑taking; and

•	ensure that management:

ofulfills its oversight responsibility to its constituents which include stockholders, customers, employees, the community and government regulatory agencies;

oconforms its business conduct to the highest ethical standards;

oremains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of our constituents; and

ocontinues to avoid any conflict between its responsibilities to us and each individual’s personal interests.

Below we summarize certain governance practices we have implemented to drive performance and those we have not implemented because we do not believe they would serve our stockholders’ long-term interests.

What We Do
Pay-for-Performance	We have structured compensation so that a meaningful portion of pay for our executive officers is subject to the attainment of key performance objectives.

Risk Management	We annually review our compensation programs to ensure that they do not encourage excessive risk-taking.

Caps on Annual Cash Incentive Payments	We have appropriate caps on annual cash incentive payments.

Stock Ownership Guidelines	We maintain stock ownership guidelines of 3x salary for our chief executive officer and 3x annual retainer for our non-employee directors.

Double Trigger Change in Control Provisions	Our change in control provisions require a double trigger.

Compensation Consultant	We engage an independent compensation consultant to assist in the development of our executive compensation program and to provide information on market trends and developments.

What We Don’t Do
No Tax Gross-Ups	We do not provide our executive officers excise tax gross-ups on benefits or under any change in control provisions or agreements.

No Excessive Perquisites	We do not offer excessive perquisites and those perquisites we do offer are limited and primarily serve to enhance our executives’ business development activities.

No Hedging or Pledging	We prohibit hedging of the pledging of our securities of our securities in a margin account or as collateral for a loan.

No Repricing of Options	Our Equity Incentive Plan prohibits repricing of underwater options without prior stockholder approval

Elements of Compensation

Our named executive officers’ compensation program consists of four main components: (a) base salary, (b) annual cash incentives, (c) equity awards, and (d) additional benefits.

The Compensation Committee’s decisions regarding each of the components for the named executive officers are based in part on the Compensation Committee’s subjective judgment and consider qualitative and quantitative factors, as discussed below.  In reviewing an executive officer’s compensation, the Compensation Committee considers and evaluates all components of the officer’s total compensation package.  This involves reviewing base salary, bonus/cash incentives, equity incentive awards, perquisites, participation in our non‑qualified executive plans, participation in our 401(k) plan and any other payments, awards or benefits that an officer earns.  Additionally, the Compensation Committee takes into consideration any amounts an executive officer is entitled to upon retirement, termination or a change‑in‑control event.

The following overview explains the structure and rationale of the elements of compensation used for 2019.

Base Salary.  The Compensation Committee believes that base compensation should offer security to each executive sufficient to maintain a stable management team and environment.  In establishing an executive officer’s initial base salary the Compensation Committee considers, among other things, the executive’s level of responsibility, prior experience, breadth of knowledge, the competitive salary practices at peer companies, internal performance objectives, education, internal pay equity, potential bonus and equity awards, level of benefits and perquisites and the tax deductibility of base salary.

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

Annual Cash Incentives.  The Compensation Committee believes that annual cash incentive compensation is an integral component of our total compensation program that links executive decision‑making and performance with our annual strategic objectives.  We use this component to focus management on the achievement of corporate financial goals while considering the mitigation of any risks which may affect our overall financial performance.

In February  2019, the Compensation Committee established performance metrics under the Old Second Bancorp, Inc. Executive Annual Incentive Plan, which we refer to as our “Incentive Plan.” Under the Incentive Plan, as soon as practicable at the beginning of each fiscal year, the Compensation Committee, in consultation with our Chief Executive Officer, selects key performance objectives, which will be used to determine the actual incentive cash payment to be awarded to our executive officers upon the achievement of the selected performance objectives.  Generally speaking, performance targets are set so that improvement in a performance objective is necessary in order to receive any or all of the incentive award with respect to that objective.  In addition, under the Incentive Plan, in order to be eligible for a cash incentive payment with respect to a particular year, the executive must also meet the expectations of his position during such year.

Maximum incentive opportunities are capped under the Incentive Plan to avoid encouraging excessive risk‑taking and to avoid any focus on maximizing short‑term results at the expense of our long‑term soundness.

Equity Awards.  The Compensation Committee believes that senior management equity ownership effectively aligns the interests of senior management with those of our stockholders.  Accordingly, we have implemented equity‑based incentives to both encourage our management’s long‑term service and give management a more direct interest in our future success.  The equity incentive plan in effect in 2019, which was approved by our stockholders on May 21, 2019 (the “Equity Incentive Plan”), authorizes the granting of qualified stock options, non‑qualified stock options, restricted stock, restricted stock units and stock appreciation rights.

All awards are at the discretion of the Compensation Committee and are generally subjective in nature.  In determining the number of equity awards to be granted to executive officers, the Compensation Committee considers individual and corporate performance goals and achievement as measured by those goals, the executive’s position and his or her ability to affect profits and stockholder value, as well as the level of awards granted to individuals with similar positions at our peer organizations.  Because of the nature of equity awards, the Compensation Committee also evaluates prior awards of stock options and restricted stock and considers the overall wealth accumulation of a given executive officer through such awards.

As discussed below in “Analysis of 2019 Compensation—Long-Term Equity Compensation,” in 2019, the Compensation Committee granted our named executive officers service-based restricted stock units that are subject to three-year cliff vesting.  In addition, with respect to Mr. Eccher, Mr. Adams and Mr. Collins, in 2018, the Compensation Committee awarded performance-based restricted stock units subject to specified performance conditions to be measured over the three year period ending December 31, 2020.

Additional Benefits

Retirement Benefits.  We sponsor a tax‑qualified 401(k) savings plan and trust intended to be qualified under Section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law. Participants can choose between several different investment options under the 401(k) plan, including shares of our common stock.

During 2019, we provided a matching contribution on elective deferrals to eligible participants in an amount equal to 100% of the first 3% of each participant’s contributions, and 50% of the next 2% of the participant’s contributions.  There is also a profit‑sharing portion of the 401(k) plan which provides for an annual discretionary contribution to the retirement account of each employee based in part on our profitability in a given year and on each participant’s annual compensation.  The contribution amount granted each year is on a discretionary basis and there is no set formula used by the Compensation Committee. For 2019, the Compensation Committee elected not to make a discretionary profit sharing contribution.

Deferred Compensation.  We sponsor an executive deferred compensation plan (the “Executive Deferred Compensation Plan”), which provides a means for certain executives to voluntarily defer all or a portion of their salary and/or bonus, if any, without regard to the statutory limitations applicable to tax‑qualified plans, such as our 401(k) plan.  The Executive Deferred Compensation Plan provides for participant deferrals, company matching contributions and discretionary employer profit‑sharing contributions.  A company matching contribution is credited to the plan on behalf of a participant when the participant elects to defer the maximum amount permitted under the 401(k) plan (including catch‑up contributions, if applicable) and keeps that level of deferral for the entire plan year. The company matching contribution is an amount up to 6% of the participant’s combined base salary and bonuses, less any matching contribution paid to the 401(k) plan on the participant’s behalf.  The determination of whether a profit‑sharing contribution is made and in what amount is entirely at the Compensation Committee’s discretion and there is no set formula.  Participants are permitted to make hypothetical investments with respect to their account balances.  The participants may select such hypothetical investments from an array of publicly‑traded mutual funds that are held in an insurance company separate account.  Participants may elect to receive their Executive Deferred Compensation Plan balance in a lump sum or in installments.  Participants may make a withdrawal from the plan during their employment in the event of hardship as approved by the plan’s administrator.  The plan is administered through an independent service provider. Messrs. Eccher, Collins, Adams, and Gottschalk currently have account balances under the Executive Deferred Compensation Plan.

Perquisites and Other Benefits.  We provide general and customary benefit programs to executive officers and other employees.  Benefits offered to executives are intended to serve a different purpose than base salary, bonus, cash incentive and equity incentive awards.  While the benefits offered are competitive with the marketplace and help attract and retain executives, the benefits also provide financial security for employees for retirement as well as in the event of illness, disability or death.  The benefits we offer to executive officers are generally those offered to other employees with some variation to promote tax efficiency and replacement of benefit opportunities lost to regulatory limits although there are some additional perquisites that may only be offered to executive officers.  Because of the nature of the benefits offered, the Compensation Committee normally does not adjust the level of benefits offered on a year‑to‑year basis.  We will continue to offer benefits, the amount of which shall be determined from time‑to‑time in the sole discretion of the Compensation Committee.

The following table summarizes the benefits and perquisites we do and do not provide as well as identifies those employees that may be eligible to receive them:

	Executive Officers	Other Designated Officers/Managers	Full‑Time Employees
Health Plans:
Life & Disability Insurance	X	X	X
Medical/Dental/Vision Plans	X	X	X
Retirement Plans:
401(k) Plan/Profit‑Sharing	X	X	X
Deferred Compensation Plan	X	X	Not Offered
Perquisites:
Car Allowance	X	Not Offered	Not Offered
Country Club Membership	X	Not Offered	Not Offered

It is our belief that perquisites for executive officers should be very limited in scope and value.  Due to this philosophy, we have generally provided very nominal benefits to executives that are not available to full‑time employees, and we plan to continue this approach in the future.  We do provide country club memberships to certain executives and managers in the ordinary course of business to give them the opportunity to bring in and recruit new business opportunities.  These individuals are eligible to use the club membership for their own personal use.  Additionally, we provide Messrs. Eccher, Adams, Collins and Pilmer with an automobile allowance to enable them to visit our banking locations on a regular basis as well as to call on our customers.  We have disclosed the value of all perquisites to named executive officers in the Summary Compensation Table even if they fall below the disclosure thresholds under the SEC rules.  We will continue to offer perquisites, the amount of which shall be determined from time‑to‑time in the sole discretion of the Compensation Committee.

Severance and Change in Control Arrangements

Employment Agreements and Compensation and Benefits Assurance Agreements.  Under his employment agreement, we provide Mr. Eccher with certain “double trigger” severance benefits in the event of his involuntary termination following a change in control, as well as salary continuation following certain other involuntary terminations.  We have also entered into Compensation and Benefits Assurance Agreements with each of our other named executive officers which also provide “double trigger” severance benefits in the event of a qualifying termination following a change in control.  We believe these agreements help us recruit and retain executives with the experience, skills, knowledge and background needed to achieve our business goals and strategy.  For a detailed description of the severance and change in control benefits applicable to our named executive officers, see the discussion below under “Potential Payments Upon Termination or Change in Control.”

Acceleration of Equity Awards.  All employees, including our named executive officers, who receive equity awards under our Equity Incentive Plan will immediately vest in any unvested equity awards held by such employees upon the occurrence of a change in control if (a) the equity plan and the respective awards are not assumed by the surviving entity or (b) the plan and the respective awards are assumed by the surviving entity but the individual is terminated without cause or resigns for good reason.  Additionally, under the terms of the Employment Agreement and Assurance Agreements noted above and described in greater detail below, all equity awards held by a named executive officer will become vested and exercisable upon a qualifying termination following a change in control.

No Tax Gross‑Ups.  We do not provide excise tax gross‑ups on benefits under any change in control provisions or other agreements.  All of our named executive officers currently have employment agreements or Compensation and Benefits Assurance Agreements that provide that in the event the officer would be subject to excise tax for any amounts payable under such agreement, the amounts to be paid will be reduced to such lesser extent that would result in no portion of such amounts being subject to excise taxes.

Compensation Process

The Compensation Committee has overall responsibility for evaluating the compensation plans, policies and programs relating to our executive officers.  Further, as required by guidance issued by the Federal Reserve and other financial institution regulatory agencies, and the SEC’s guidance regarding risk associated with compensation arrangements (each as described more fully below), the Compensation Committee is also responsible for a more expansive risk review with respect to the compensation plans, policies and programs maintained for our employees.

During 2019, the Compensation Committee convened in February, May and December. Mr. Ladowicz, as Chairman of the Compensation Committee, also met, as needed, with internal staff members to compile compensation information for this proxy statement.  The Compensation Committee also met in February 2020 to approve salaries, incentive plans and performance metrics for 2020, as well as approving officer incentives earned during 2019.

Role of Compensation Consultant.  The Compensation Committee’s charter gives it the authority to delegate its responsibility to members or subcommittees of the Compensation Committee.  Also, the charter gives the Compensation Committee the authority to hire outside consultants to further its objectives and responsibilities.  In prior years, the Compensation Committee has retained ChaseCompGroup LLC to provide services in connection with a review and analysis of compensation paid to our named executive officers and board of directors.  In keeping with the Compensation Committee’s philosophy of comparing our compensation with that of the competitive marketplace on an annual basis, the Compensation Committee retained ChaseCompGroup LLC in 2019 to provide an updated market analysis of our executive compensation program.  In 2019, the Compensation Committee also engaged McLagan Partners, Inc. for select executive compensation analysis, including executive compensation review, incentive plan review, and peer group review.

Role of Executive Officers.  The Compensation Committee relies upon the input of management, when carrying out its responsibilities in establishing executive compensation.  The Compensation Committee relies on Mr. Eccher’s input in establishing compensation for our named executive officers other than himself.  Management provides the Compensation Committee with evaluations as to employee performance, guidance on establishing performance targets and objectives and recommends salary levels and equity awards.  The Compensation Committee also consults with management on matters that are relevant to executive compensation and benefit plans where board or stockholder action is expected, including the adoption of new plans or the amendment of existing plans.  Finally, the Compensation Committee consults with our management, specifically the Bank’s Chief Risk Officer, in completing the risk review with respect to employee compensation plans.  No executive officer participates in any recommendation, discussion or decision regarding his or her own compensation.

Peer Group.  Market pay practices are one of many factors we consider in setting executive pay levels and designing compensation programs. Information on pay levels and practices is gathered from a group of publicly traded companies selected based on their business focus, scope and location of operations, size and other considerations.  Our peer group of 22 financial institutions was jointly presented by ChaseCompGroup LLC and management and approved by the Compensation Committee.  The group is periodically reviewed, with changes made to reflect merger and acquisition activity, financial situation and development, and other considerations.  The institutions included in the peer group for 2019 include:

Wintrust Financial Corporation

MB Financial, Inc.

First Midwest Bancorp, Inc.

First Financial Bancorp

First Busey Corporation

Park National Corporation

1st Source Corporation

Enterprise Financial Services Corp.

Lakeland Financial Corporation

Midland States Bancorp, Inc.

QCR Holdings, Inc.

Peoples Bancorp Inc.

Merchants Bancorp

Byline Bancorp, Inc.

Mercantile Bank Corporation

First Financial Corporation

First Defiance Financial Corp.

First Mid‑Illinois Bancshares, Inc.

Independent Bank Corporation

Farmers National Banc Corp.

First Business Financial Services, Inc.

BankFinancial Corporation

Analysis of 2019 Compensation

This section describes the decisions made by the Compensation Committee with respect to the compensation for our named executive officers for 2019.

Base Salary.  We annually review the base salaries of the named executive officers to determine whether or not they will be adjusted, as described above.  The salaries for 2019, determined by the Compensation Committee at the beginning of 2019, are set forth in the Summary Compensation Table below. In determining base salary levels, we generally considered the following:

•	the compensation philosophy and guiding principles described above;
•	the general economic factors in the financial industry beyond our control and our financial performance compared to our peers;
•	the experience and industry knowledge of our named executive officers and the quality and effectiveness of their leadership;

•	all of the components of executive compensation, including annual cash incentives, equity awards, retirement and death benefits, as well as other benefits and perquisites; and
•	internal pay equity among our executives.

The following table details the base salary of our named executive officers for the periods presented.

		2018	2019	Percent
Name	Position	($)	($)	Change (%)
James Eccher	President and Chief Executive Officer	505,050	535,353	6.0
Bradley Adams	Executive Vice President, Chief Financial Officer	308,250	320,580	4.0
Gary Collins	Vice Chairman	308,250	316,727	2.8
Donald Pilmer	Executive Vice President, Chief Lending Officer	269,216	276,620	2.8
Keith Gottschalk	Executive Vice President, Digital Banking Services	266,267	225,000	(15.5)

For 2019, the Compensation Committee modestly increased the base salary of Mr. Eccher, Mr. Adams, Mr. Collins and Mr. Pilmer based on our overall corporate performance, including the successful completion of our merger with ABC Bank, and each officer’s own individual performance. In addition, Mr. Pilmer’s increase also related to growth in commercial loans and commercial treasury management. Mr. Gottschalk’s base salary declined in 2019 compared to 2018 commensurate with a change in his responsibilities.

Annual Cash Incentive Payments.  As discussed above, under our Incentive Plan, the Compensation Committee, in consultation with our Chief Executive Officer, selects key performance objectives, which will be used to determine the actual incentive cash payment to be awarded to our executive officers upon the achievement of the selected performance objectives.  In addition, under the Incentive Plan, the Compensation Committee also determines each executive officer’s target incentive opportunity, expressed as a percentage of base salary.

For 2019, the Compensation Committee set the target potential incentive payment, expressed as a percentage of base salary, as follows:

	Percentage of	Target Incentive
	Base Salary	Payment
Name	(%)	($)
James Eccher	55	294,444
Bradley Adams	50	160,290
Gary Collins	40	126,691
Donald Pilmer	40	110,648
Keith Gottschalk	35	78,750

For 2019, the Compensation Committee selected five performance objectives, as identified in the following table (and described in more detail below), and assigned a weight for each performance objective, stated as a percentage of the total target incentive payment.

The performance objectives chosen by the Compensation Committee and the assigned weight for each objective for 2019 performance were as follows:

	Adjusted	Organic	Adjusted	Adjusted	Department/
	Net Income	Loan	Classified	Efficiency	Personal
	Growth	Growth	Assets Ratio	Ratio	Performance	Total(1)
Name	(%)	(%)	(%)	(%)	(%)	(%)
James Eccher	40	-	10	5	-	55
Bradley Adams	35	-	-	10	5	50
Gary Collins	30	-	5	5	-	40
Donald Pilmer	20	5	10	-	5	40
Keith Gottschalk	15	-	-	5	15	35

(1)

Represents each officer’s target incentive payment expressed as a percentage of their base salary.  As discussed below, under the incentive plan, the Committee has set threshold and maximum performance levels for certain objectives.

The Compensation Committee established threshold, target and maximum performance levels and weights for each selected corporate goal.  Threshold represents the minimum level of performance at which, if achieved, a payment is earned on each corporate goal.  If performance is below the threshold level for any particular corporate goal, no payment will be earned; however, payment will be earned for other corporate objectives that are achieved at least at a threshold level of performance.  Maximum represents the maximum level of performance at which, if achieved, a maximum payment is earned on each corporate goal. If performance exceeds the maximum level for any corporate goal, no further incentive above the maximum incentive for such corporate goal is earned.  Actual performance between threshold, target and maximum performance levels will be interpolated to determine the amount of payment based on relative achievement of the corporate objectives.

How we defined each of these corporate objects is set forth below.

Adjusted Net Income Growth

Each named executive officer participating in the incentive plan had a portion of their annual incentive tied to this performance objective in 2019.  The Compensation Committee believes that our growth, as measured by our adjusted net income, is an appropriate performance measure because it focuses on our financial performance, which in turn affects stockholder value.  The Compensation Committee defined adjusted net income in 2019 as net income, excluding after-tax losses on mortgage servicing rights, after-tax net security gains, and BOLI death benefits. In addition, the Compensation Committee defined a return on average assets (“ROAA”) metric for our performance, defined as net income divided by average assets, as compared to our peer group. The ROAA metric superseded the adjusted net income performance metric if we performed as well as, or better than, the ROAA median of our peer group.

The Compensation Committee applied the following scale to determine how much of the total assigned weight for this performance objective each named executive officer could receive based on our net income:

		Percent of
		Assigned
Adjusted Net Income	Notes	Weight (%)
$35.2 million	3% over 2018 net income	40	(1)
$35.8 million	5% over 2018 net income	60
$36.5 million	7% over 2018 net income	80
$39.7 million	Budgeted net income for 2019	100	(2)
ROAA	Peer group median	110
ROAA	Peer group median > 50%	115	(3)

(1)	Represents the threshold level of performance necessary to earn any portion of this objective, which will result in 40% of the assigned weight being earned.
(2)	Represents the target level of performance for this objective, which will result in 100% of the assigned weight being earned.
(3)

Represents the maximum level of performance for this objective, which will result in 115% of the assigned weight being earned.  The median return on average assets, or ROAA, for all peers listed in the Compensation Process – Peer Group as detailed above, was used as a baseline for this metric.

Our adjusted net income in 2019 was $37.2 million, and our reported net income was $39.5 million. However, our  ROAA was in excess of our peer group median, but less than 50% above our peer group median.  Accordingly, each named executive officer earned 110.0% of the assigned weight for this performance objective.

Loan Growth

Mr. Pilmer had a commercial loan growth performance objective of 6.6% over 2018 total commercial loans. The Compensation Committee set a threshold of 75% of budget to achieve a 50% performance measurement, and a maximum of 110% of budget to achieve 110% performance measurement. Accordingly, growth below the threshold level would result in no payment for this objective and growth above the maximum level would result in payment at the maximum level.

The commercial loan growth performance objective that was measured based on 2019 budgeted organic growth, excluding acquired loans, over 2018 results, as detailed in the following table.

2019 Budgeted Organic	As a % of	Percent of
Commercial Loan Growth	Budget	Assigned Weight
(%)	(%)	(%)
4.95	75	50	(1)
5.61	85	75
6.60	100	100	(2)
7.26	110	110	(3)

(1)	Represents the threshold level of performance necessary to earn any portion of this objective, which will result in 50% of the assigned weight being earned.
(2)	Represents the target level of performance for this objective, which will result in 100% of the assigned weight being earned.
(3)	Represents the maximum level of performance for this objective, which will result in 110% of the assigned weight being earned.

Actual commercial loan growth was 2.71%, which was below the threshold performance level and, therefore, Mr. Pilmer earned 0% of the assigned weight for this performance objective.

Asset/Credit Quality

Mr. Eccher, Mr. Collins and Mr. Pilmer each had a performance objective related to asset quality, measured with 50% of the metric related to our adjusted classified assets ratio and 50% related to the maintenance of a satisfactory asset quality rating with bank regulators.  Management monitors a ratio of classified assets as a percent of the sum of Bank Tier 1 capital and the allowance for loan and lease losses, which is referred to as the “classified assets ratio.”  The adjusted classified assets ratio is our classified assets ratio, excluding purchased credit impaired loans, nonperforming acquired loans and acquired other real estate owned.  The Compensation Committee believes that a continued focus by these executives on our asset/credit quality will ensure that we are working toward sustainable growth and profitability.

Adjusted Classified	Percent of
Assets Ratio	Assigned Weight
(%)	(%)
10.50	50	(1)
9.50	75
8.77	100	(2)
8.00	110	(3)

(1)	Represents the threshold level of performance necessary to earn any portion of this objective, which will result in 50% of the assigned weight being earned.
(2)	Represents the target level of performance for this objective, which will result in 100% of the assigned weight being earned.
(3)	Represents the maximum level of performance for this objective, which will result in 110% of the assigned weight being earned.

At December 31, 2019, our adjusted classified assets ratio was 11.11%, and, therefore, no incentive was paid out for this component of the metric.  However, we did attain a satisfactory rating by the regulators for asset quality. Therefore Mr. Eccher, Mr. Collins and Mr. Pilmer each earned 50% of the assigned weight for this performance objective.

Adjusted Efficiency Ratio

The Compensation Committee believes that expense control and efficiency of operations is a goal we should continually strive for in order to provide for the best financial return for our stockholders.  Further, the Compensation Committee believes that our named executive officers are best situated to impact our efforts in this regard.  As such, Mr. Eccher, Mr. Adams, Mr. Collins and Mr. Gottschalk each had a portion of their annual incentive tied to our adjusted efficiency ratio, as noted in the following table.  For 2019, our adjusted efficiency ratio was calculated as noninterest expense, excluding OREO expenses and amortization of core deposits, divided by the sum of net interest income, on a fully tax equivalent basis, and total noninterest income, less net gains and losses on securities and net losses on mortgage servicing rights, and including a tax equivalent adjustment on the increase in the cash surrender value of BOLI.

Adjusted	Percent of
Efficiency Ratio	Assigned
(%)	Weight (%)
≤ to 62.0	50	(1)
≤ to 60.0	75
≤ to 58.0	100	(2)
≤ to 56.0	110	(3)

(1)	Represents the threshold level of performance necessary to earn any portion of this objective, which will result in 50% of the assigned weight being earned.
(2)	Represents the target level of performance for this objective, which will result in 100% of the assigned weight being earned.
(3)	Represents the maximum level of performance for this objective, which will result in 110% of the assigned weight being earned.

For 2019, our adjusted efficiency ratio at year‑end was 59.00% and, therefore, Mr. Eccher, Mr. Adams, Mr. Collins and Mr. Gottschalk earned 87.45% of their applicable assigned weight for this performance objective.

Department and Individual Performance

The Compensation Committee also set performance metrics for Mr. Adams, Mr. Pilmer and Mr. Gottschalk, related to their respective departments and/or individual performance to promote the leadership and development of our various lines of business.  For 2019, Mr. Adams was evaluated on Finance and Accounting Department strategies and efficiencies, and earned 0% of a possible 5% as one large project was not completed. Mr. Pilmer was evaluated on commercial treasury department income growth, commercial merchant income growth, and commercial deposit growth, and earned 4.7% of a possible 5% for these goals. Mr. Gottschalk was evaluated on the performance of our Digital Banking Department, including growth and new debit card contract implementation, and earned 13% of a possible 15% for this metric.

Total 2019 Annual Cash Incentive Plan Awards

As outlined above, the Compensation Committee reviewed our performance and the performance of each department and executive officer, as applicable.  Based on this review, the Compensation Committee approved awards at an amount equal to an interpolated amount between the total potential threshold incentive and the total maximum incentive for each performance objective (if the threshold performance level was obtained for such objective).  Our named executive officers’ actual cash incentive awards for 2019 are noted in the table below, along with the percentage of the total target incentive each officer achieved.

		Percentage of
		Target Incentive
	Actual Award	Payment Achieved
Name	($)	(%)
James Eccher	285,731	97.0
Bradley Adams	151,464	94.5
Gary Collins	126,266	99.7
Donald Pilmer	87,690	79.3
Keith Gottschalk	76,214	96.8

Long‑Term Equity Compensation.  In 2019, the Compensation Committee approved equity grants for our named executive officers comprised of time-vesting restricted stock units, or TRSUs, as shown in the following table.

Name	TRSUs (#)
James Eccher	22,500
Bradley Adams	10,196
Gary Collins	10,196
Donald Pilmer	7,248
Keith Gottschalk	2,048

The TRSUs are subject to three-year cliff vesting, with accelerated vesting in certain circumstances as described in the “Potential Payments upon Termination or Change in Control” section below.

The Compensation Committee determined not to grant any performance-based equity awards, or PRSUs, in 2019, given the grants of PRSUs to Mr. Eccher, Mr. Adams and Mr. Collins, in 2018.  The 2018 PRSUs have a three year performance period that ends on December 31, 2020.  The performance metrics selected by the Compensation Committee for the 2018 PRSUs were (a) cumulative adjusted earnings per share  (b) return on tangible common equity, (c) efficiency ratio, and (d) relative stockholder return measured relative to the KBW NASDAQ Regional Banking Index.

Perquisites and Other Benefits.  While the Compensation Committee reviews and monitors the level of other compensation offered to the named executive officers, the Compensation Committee typically does not adjust the level of benefits offered on an annual basis.  The Compensation Committee does consider the benefits and perquisites offered to the named executive officers in its evaluation of the total compensation received by each.  The perquisites received by the named executive officers in 2019 are reported in the Summary Compensation Table below.  The benefits offered in 2019 to the named executive officers are expected to continue for 2020.

Regulatory Considerations

As a publicly‑traded financial institution, we must contend with several often overlapping layers of regulations when considering and implementing compensation‑related decisions.  These regulations do not set specific parameters within which compensation decisions must be made, but do require the Compensation Committee to be mindful of the risks that often go hand‑in‑hand with compensation programs designed to incentivize the achievement of better than average performance.  While the regulatory focus on risk assessment has been heightened over the last several years, the incorporation of general concepts of risk assessment into compensation decisions is not a recent development.

The Compensation Committee continues to believe in and practice a sensible approach to balancing risk‑taking and rewarding reasonable, but not necessarily easily attainable, goals and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for our named executive officers.  The Compensation Committee believes we have adequate policies and procedures in place to balance and control any risk‑taking that may be incentivized by the employee compensation plans.  The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reporting earnings in an effort to enhance his or her compensation.

In making decisions about executive compensation, in addition to the above, we also consider the impact of other regulatory provisions, including: the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), such as Code Section 162(m) that may limit the tax deductibility of certain compensation; Code Section 409A regarding nonqualified deferred compensation; and Code Section 280G regarding excise taxes and deduction limitations on golden parachute payments made in connection with a change in control.  In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results.  For example, we consider the impact of FASB ASC Topic 718, which requires us to recognize the compensation cost of grants of equity awards based upon the grant date fair value of those awards.

Code Section 162(m) generally prohibits a federal income tax deduction to public companies for compensation over $1,000,000 paid to a “covered employee.”  A “covered employee” includes (a) the Chief Executive Officer, (b) the

Chief Financial Officer, (c) the three other most highly compensated executive officers, and (d) any individual who was a covered employee for any taxable year beginning after December 31, 2016.  Before 2018, we were permitted to receive a federal income tax deduction for qualifying “performance-based” compensation as defined under Code Section 162(m) without regard to this $1,000,000 limitation. However, recent U.S. tax legislation eliminated the performance-based exception. These new rules became effective starting in 2018 for us. To the extent that in 2018 or any later year, the aggregate amount of any covered employee’s salary, bonus, and amount realized from vesting of restricted stock units or other equity awards, and certain other compensation amounts that are recognized as income for federal income tax purposes by the covered employee exceeds $1,000,000 in any year, we will not be entitled to a U.S. federal income tax deduction for the amount over $1,000,000 in that year. The Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers, and may determine it is appropriate to provide compensation that may exceed deductibility limits in order to recognize performance, meet market demands, retain key executives, and take into account other appropriate considerations.

Compensation‑Related Governance Policies

Common Stock Ownership and Retention Guidelines for Our Chief Executive Officer

In order to align the interests of our chief executive officer with our stockholders, we have adopted a policy that requires our chief executive officer to develop a significant equity stake in the company.  The Compensation Committee is responsible for monitoring compliance with these stock ownership and retention guidelines.

Under the policy our chief executive officer must acquire and hold shares of our common stock equal in value to at least three times his or her annual base salary.  The officer will have five years from the date he or she first becomes subject to these guidelines to achieve these target ownership levels. If the officer acquires share of common stock under our equity-based incentive plans he or she must hold at least 50% of all net after-tax acquired shares until these stock ownership guidelines are satisfied. The following share types are included under these guidelines: shares directly owned, family-owned shares, retirement plan shares and unvested time-based restricted stock. Stock options that are unexercised, regardless of their vesting status and in-the-money value, are not counted toward satisfaction of these guidelines. Unvested performance-based restricted stock is also not counted toward stock ownership.  Currently, our chief executive officer is in compliance with these guidelines.

Prohibitions on Hedging and Pledging

We consider it improper and inappropriate for our directors, officers and employees to engage in short-term or speculative transactions in our securities or in other transactions in our securities that may lead to inadvertent violations of the insider trading laws. Accordingly, under our Insider Trading Policy, we prohibit:

•	trade in puts, calls or similar options on any of our securities or the sale of any of our securities “short”;
•

hedging or monetization transactions, such as zero-cost collars and forward sale contracts, which allow a director, officer or employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock;

•	holding our securities in a margin account or pledging our securities as collateral for a loan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing CD&A with management.  Based on the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended to our board of directors that the CD&A be included in this Amendment No. 1 to Old Second’s Annual Report on Form 10‑K for the year ended December 31, 2019.

Submitted by:

Mr. John Ladowicz, Chairman

Mr. Edward Bonifas

Mr. William Kane

Mr. Hugh McLean

Ms. Patti Temple Rocks

Members of the Compensation Committee

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers:

							Change in
							Pension Value
						Non-Equity	and Nonqualified
						Incentive	Deferred	All
					Stock	Plan	Compensation	Other
Name and		Salary	Bonus		Awards	Compensation	Earnings	Compensation	Total
Principal Position(1)	Year	($)	($)		($)(2)	($)(3)	($)(4)	($)(5)	($)
James Eccher	2019	530,303	-		290,475	285,731	-	57,333	1,163,842
President and Chief Executive	2018	501,042	50,000	(6)	841,000	296,212	-	40,665	1,728,919
Officer	2017	474,333	-		271,250	223,425	-	31,779	1,000,787
Bradley S. Adams(7)	2019	318,525	-		131,630	151,464	-	35,434	637,053
Executive Vice President	2018	306,875	50,000	(6)	463,750	164,914	-	26,194	1,011,733
and Chief Financial Officer	2017	199,038	100,000	(7)	296,250	163,260	-	13,593	772,141
Gary Collins(8)	2019	315,314	-		131,630	126,266	-	54,684	627,895
Vice Chairman	2018	306,875	50,000	(6)	463,750	136,401	-	42,203	999,229
	2017	300,000	-		54,250	106,290	-	33,999	494,539
Donald Pilmer	2019	275,386	-		93,572	87,690	-	29,030	485,678
Executive Vice President,	2018	267,909	-		90,283	89,918	-	31,142	479,252
Commercial Lending	2017	257,370	-		108,500	73,710	-	26,979	466,559
Keith Gottschalk	2019	231,878	-		26,440	76,214	-	13,807	348,339
Executive Vice President, Digital	2018	265,397	-		51,274	73,889	-	17,087	407,647
Banking Services	2017	259,882	-		65,100	75,599	-	15,550	416,131

(1)	Reflects current principal positions.
(2)

The amounts represent the grant date fair value for equity awards in accordance with ASC 718 — “Compensation — Stock Compensation.”  A discussion of the assumptions used in calculating the values may be found in Note 1 to our audited financial statements included in our 2019 Annual Report on Form 10‑K.

(3)

See “Compensation Discussion and Analysis —Analysis of 2019 Compensation—Annual Cash Incentive Payments” above for a description of how the Compensation Committee determined the incentive payments awarded in 2019.

(4)	There were no above-market or preferential earnings on our nonqualified deferred compensation plan.
(5)	The 2019 amounts set forth in this column include the following:

	Mr. Eccher	Mr. Adams	Mr. Collins	Mr. Pilmer	Mr. Gottschalk
	($)	($)	($)	($)	($)
401(k) match	11,200	11,200	11,200	11,200	7,894
Deferred Compensation Plan contributions	19,931	9,840	5,377	-	-
Life insurance	474	474	474	474	474
Car allowance	10,800	6,000	7,800	6,000	-
Country club/Social club dues	10,270	7,200	27,273	10,270	3,633
TRSU dividend equivalents	4,658	-	1,840	1,087	1,087
Other(a)	-	720	720	-	720
Total	57,333	35,434	54,684	29,030	13,807

a.	“Other” includes cell phone reimbursement.
(6)

Represents a discretionary cash bonus paid to Messrs. Eccher, Adams and Collins for the successful completion of our acquisition of Greater Chicago Financial Corp. and its subsidiary bank, ABC Bank, completed on April 20, 2018.

(7)	Represents a signing bonus paid to Mr. Adams under his Offer Letter dated April 3, 2017, as amended.

Grants of Plan‑Based Awards

The following table shows plan-based awards granted to our named executive officers in 2019.

					All Other
					Stock Awards:	Grant Date
		Estimated Possible Payouts Under			Number of	Fair Value
		Non-Equity Incentive Plan Awards(1)			Shares of Stock	of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)(2)	Awards ($)(3)
James Eccher	5/21/2019	101,717	294,444	327,904	22,500	290,475
Bradley S. Adams	5/21/2019	54,499	160,290	177,922	10,196	131,630
Gary Collins	5/21/2019	39,591	126,691	140,152	10,196	131,630
Donald Pilmer	5/21/2019	35,961	110,648	121,713	7,248	93,572
Keith Gottschalk	5/21/2019	19,125	78,750	84,938	2,048	26,440

(1)

Amounts reported represent the potential payouts pursuant to our Incentive Plan subject to the evaluation criteria set by the Compensation Committee, with all payments subject to achievement of Company and/or individual and departmental goals as discussed in “Compensation Discussion and Analysis —Analysis of 2019 Compensation—Annual Cash Incentive Payments.”  Actual amounts earned by each named executive officer are included in the column entitled “Non‑Equity Incentive Plan Compensation” of the “Summary Compensation Table” above.

(2)	Represents the award of TRSUs that will cliff vest on the third anniversary of the grant date.
(3)	This amount represents the grant date fair value for equity awards in accordance with ASC 718 – “Compensation – Stock Compensation.”

Outstanding Equity Awards at Fiscal Year‑End

The following table sets forth information concerning the outstanding equity awards at December 31, 2019, held by the individuals named in the Summary Compensation Table:

	Stock Awards
				Equity Incentive	Equity Incentive Plan
	Number of		Market value of	Plan Awards:	Awards: Market value
	shares or units of		of shares or	Number of shares	of PRSU shares or
	stock that have		units of stock that	or units of stock	units of stock that
	not vested		have not vested	that have not vested	have not vested
Name	(#) (TRSUs)		($) (TRSUs)(1)	(#) (PRSUs)	($)(1)(7)
James Eccher	67,500	(2)	908,550	43,209	581,593
Bradley Adams	43,196	(3)	581,418	27,006	363,501
Gary Collins	23,196	(4)	312,218	27,006	363,501
Donald Pilmer	23,814	(5)	320,536	-	-
Keith Gottschalk	11,777	(6)	158,518	-	-

(1)	Based upon the closing price of our common stock on December 31, 2019, of $13.46 per share.
(2)	Represents the following unvested TRSUs granted to Mr. Eccher:
•	25,000 that vest on February 21, 2020
•	20,000 that vest on February 20, 2021
•	22,500 that vest on May 21, 2022
(3)	Represents the following unvested TRSUs granted to Mr. Adams:
•	25,000 that vest on May 2, 2020
•	8,000 that vest on February 20, 2021
•	10,196 that vest on May 21, 2022
(4)	Represents the following unvested TRSUs granted to Mr. Collins:
•	5,000 that vest on February 21, 2020

•	8,000 that vest on February 20, 2021
•	10,196 that vest on May 21, 2022
(5)	Represents the following unvested TRSUs granted to Mr. Pilmer:
•	10,000 that vest on February 21, 2020
•	6,566 that vest on February 20, 2021
•	7,248 that vest on May 21, 2022
(6)	Represents the following unvested TRSUs granted to Mr. Gottschalk:
•	6,000 that vest on February 21, 2020
•	3,729 that vest on February 20, 2021
•	2,048 that vest on May 21, 2022
(7)

Represents PRSUs that are subject to the achievement of pre-established performance targets and the officer’s continued service through the vesting date.  Any PRSUs that vest will be converted to shares of our common stock on a one-for-one basis.  PRSUs that do not vest will be forfeited.  The number of unearned PRSUs reported assumes the units are earned and vested at 1.0x the number of units granted (representing satisfaction of corporate performance goals at the target performance level) plus the additional shares earned to date due to our performance at above targeted rates for the first two years of this vesting period.

Stock Vested

The following table provides information concerning stock awards that vested in 2019 for our named executive officers.  No stock options were exercised by our named executive officers in 2019.

	Stock Awards
	Number of	Value
	shares acquired	realized on
	on vesting	vesting(1)
Name	(#)	($)
James Eccher	30,000	427,200
Bradley S. Adams	-	-
Gary Collins	16,000	199,200
Donald Pilmer	7,000	99,680
Keith Gottschalk	7,000	99,680

(1)	The dollar values reported in this column were calculated using the per share closing price of our common stock on the vesting date of the awards.

Nonqualified Deferred Compensation

We sponsor the Executive Deferred Compensation Plan, which is described in the CD&A above, and the Director Deferred Compensation Plan, which is described below following the Directors Compensation Table.  The plans provide a means by which certain executives and directors may voluntarily defer all or a portion of their compensation.  The plans are funded by participant deferrals and, in the case of the Executive Deferred Compensation Plan, company matching contributions and discretionary employer profit sharing contributions.  With respect to their deferrals and our contributions, participants are permitted to make hypothetical investment elections in publicly‑traded mutual funds, which are held in an insurance company separate account.  Earnings are credited to the participant accounts under the plan based on the performance of their hypothetical investment elections.  The deferrals to the Executive Deferred Compensation Plan are credited for earnings based on stock prices of their holdings.  Participants may elect to receive their plan balance in a lump sum or in installments.  Participants are permitted, in the discretion of the administrator, to make a withdrawal from the plan during their employment in the event of hardship.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	gains	withdrawals/	balance at
	in last FY	in last FY	in last FY	distributions	last FYE
Name	($)(1)	($)(2)	($)(3)	($)	($)(4)
James Eccher	5,411	19,931	53,024	-	273,964
Bradley S. Adams	-	9,840	3,003	-	12,844
Gary Collins	35,156	5,377	9,891	-	103,117
Don Pilmer	-	-	-	-	-
Keith Gottschalk	-	-	4,371	-	23,004

(1)	The amounts shown in this column are reported as compensation in the Summary Compensation Table.
(2)	The amounts shown in this column are included in the “All Other Compensation” column in the Summary Compensation Table.
(3)	There were no above-market or preferential earnings or appreciation in 2019 or previous years. Amounts included in this column are not included in the Summary Compensation Table.
(4)

The aggregate balance at last fiscal year-end shown in this column includes contributions in prior years which were reported as “Salary” and “All Other Compensation” in the Summary Compensation Table for the applicable year.

Employment Agreement and Offer Letters

Mr. Eccher’s Employment Agreement.

On September 16, 2014, but effective January 1, 2015, we entered into an employment agreement with Mr. Eccher to serve as Chief Executive Officer and President of the Company and the Bank.  The employment agreement had an initial term of one year, and will be automatically renewed for successive one‑year terms, unless either party gives at least 90 days prior written notice of non‑renewal; provided, that, the term will be extended for a two-year period immediately following a change in control that occurs during the term.  Under the employment agreement, Mr. Eccher initially received an annual base salary of $400,000.  The base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the Compensation Committee. His current base salary is $572,828.

In addition to his base salary, Mr. Eccher is eligible to receive performance‑based annual incentive bonuses, in accordance with the Company’s annual incentive plan, a monthly car allowance of $900, reimbursement for costs associated with maintaining a country club membership, and also to receive employee benefits on as favorable a basis as other similarly situated senior executives of the Company.

We may terminate Mr. Eccher’s employment with or without cause, and Mr. Eccher may terminate his employment with or without good reason. Mr. Eccher is also eligible for certain severance benefits upon a change in control.  Further detail on our severance obligations to Mr. Eccher, including the definitions of “cause”, “good reason” and “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

Mr. Eccher’s employment agreement also contains provisions related to non‑competition that generally preclude Mr. Eccher, for a period of 12 months following his termination without cause by the Company or for good reason by him, if he is terminated outside of the 24 month period following a change in control, from, among other things, engaging or investing in, managing, owning, operating, financing, controlling, participating in the ownership, management, operation or control of, being employed by, associated with, or in any manner connected with, serving as a director, officer or consultant to, any person or business entity that owns, operates or is in the process of forming a bank, savings bank, savings and loan association, credit union or similar financial institution, with an office within 25 miles from any banking or other office of the Company and its affiliates.  In addition, during the term and 12 months following his termination for any reason, he cannot (a) induce or attempt to induce any employee of the Company or any of its affiliates to leave their employment, (b) interfere with the relationship between the Company or its affiliates and any employee of the Company or its affiliates; or (c) induce or attempt to induce any customer, supplier, licensee, or other business relation of the Company or its affiliates with whom he had an ongoing business relationship to cease doing business with the Company or its affiliates or interfere with, induce or attempt to induce any customer, supplier, licensee or other business relation of the Company or its affiliates with whom he had an ongoing business relationship to cease doing business with the Company or its affiliates.

Mr. Adams’ Offer Letter.

On April 3, 2017, we entered into an offer letter with Mr. Adams, as amended on April 15, 2017 and April 19, 2017, to serve as Executive Vice President and Chief Financial Officer of the Company and the Bank effective May 2, 2017.  Under the offer letter, Mr. Adams has an annual base salary of $300,000, which will be reviewed annually for merit increases by the board of directors.  His current base salary is $331,800.  In addition to his base salary, Mr. Adams is eligible to receive a performance‑based annual incentive bonus of 50% of his base salary in accordance with the Company’s officer incentive plan, a monthly car allowance of $500, costs associated with maintaining a country club membership of up to $600 per month, and other benefits, including normal employee insurance benefits and 401(k) and profit sharing plans.

As provided in the offer letter, we also entered into a Compensation and Benefits Assurance Agreement with Mr. Adams that provides him with certain severance benefits if he is terminated following a change in control.  Further detail regarding our severance obligations to Mr. Adams, including the definition of “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

Mr. Collins’ Offer Letter.

On August 1, 2016, we entered into a revised offer letter with Mr. Collins (which superseded and replaced his April 1, 2016 offer letter), to serve as Vice Chairman of the Company and the Bank effective October 2016.  Under the offer letter, Mr. Collins has an annual base salary of $300,000, which will be reviewed annually for merit increases by the board of directors.  His current base salary is $326,229.  In addition to his base salary, beginning in 2017, Mr. Collins was eligible to receive a performance‑based annual incentive bonus of 40% of his base salary in accordance with the Company’s officer incentive plan. He is also eligible to participate in the Bank’s Deferred Compensation Plan and in other benefits plans, including normal employee insurance benefits and 401(k) and profit sharing plans.  As provided in the offer letter, we also entered into a Compensation and Benefits Assurance Agreement with Mr. Collins that provides him with certain severance benefits if he is terminated following a change in control.  Further detail regarding our severance obligations to Mr. Collins, including the definition of “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

The board of directors believes that the interests of stockholders will be best served if the interests of executive management are aligned with the stockholders, and that providing change in control benefits should eliminate, or at least reduce, the reluctance of executive management to pursue potential change in control transactions that may be in the best interests of stockholders.

The employment agreement for Mr. Eccher provides for certain payments and benefits if we terminate Mr. Eccher’s employment without cause or if Mr. Eccher terminate his employment for good reason. Mr. Eccher is also eligible for certain severance benefits upon a change in control.

In addition, each of Mr. Adams, Mr. Collins, Mr. Gottschalk and Mr. Pilmer have entered into substantially similar Compensation and Benefits Assurance Agreements with us that provide for payments and benefits if the executive is terminated following a change in control.

Employment Agreement with Mr. Eccher.

The employment agreement provides for severance benefits in the event Mr. Eccher is terminated by the Company without cause or by the executive for good reason (each a “Termination”).  For a Termination during the employment period that does not occur in connection with a “change in control” of the Company (as defined below), Mr. Eccher is entitled to receive 24 months of base salary continuation.

For purposes of his employment agreement, “cause” is generally defined to mean the occurrence of any one or more of the following events:

•

his demonstrably willful and deliberate act or his failure to act (other than as a result of incapacity due to physical or mental illness) which is committed in bad faith, without reasonable belief that such action or inaction is in the best interests of the Company, which causes actual material financial injury to the Company, or any of its affiliates, and which act or inaction is not remedied within 15 business days of written notice from the Company or the affiliate for which he works;

•

his conviction for committing an act of fraud, embezzlement, theft, or any other act constituting a felony involving moral turpitude which causes material harm, financial or otherwise, to the Company or any of its affiliates;

•	his death; or
•

if he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months, or if he is, by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months, receiving income replacement benefits for a period of not less than three months under an accident or health plan covering employees of the Company.

For purposes of his employment agreement, “good reason” is generally defined to mean the occurrence of any one or more of the following events, unless he agrees in writing that such event will not constitute “good reason”:

•	a material and adverse change in the nature, scope, or status of his position, authorities, or duties;
•	a material reduction in his base salary or a material reduction in his aggregate benefits or other compensation plans;
•	a relocation of his primary place of employment of more than 25 miles;
•	the failure by an acquirer to assume his employment at the time of a change in control; or
•	a material breach by the Company of his employment agreement.

For a Termination that occurs within 24 months after a change in control of the Company, which we refer to herein as the “Covered Period,” Mr. Eccher is entitled to receive an amount equal to three times the sum of his current base salary plus an amount equal to his average bonus paid for the three calendar years preceding the year of Termination

(including deferred amounts).  Any severance paid in connection with a Termination during the Covered Period will be paid in a single lump sum.  In addition, Mr. Eccher will be entitled to immediate and full vesting of any outstanding, unvested equity awards, continued health insurance for him and his dependents for up to 18 months following the Termination at a cost that is the same as paid by active employees, and one year of outplacement services at the Company’s expense.

For purposes of his employment agreement, “change in control” will generally be deemed to have occurred upon, the first to occur of any of the following events:

•

any person (as defined in the employment agreement) is or becomes the beneficial owner (within the meaning of Rule 13d‑3 of the Securities Exchange Act of 1934, as amended, directly or indirectly, of securities of the Company representing 33% or more of the total voting power represented by the Company’s then outstanding voting securities; or

•

during any period of two consecutive years, individuals who at the beginning of such period constitute the board and any new director whose election by the board or nomination for election by the Company’s stockholders was approved by a vote of at least two‑thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

•

consummation of: (a) a merger or consolidation to which the Company is a party if the stockholders before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than 67% of the combined voting power of the then outstanding voting securities of the entity resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the Company’s voting securities outstanding immediately before such merger or consolidation; or (b) a complete liquidation or dissolution or an agreement for the sale or other disposition of all or substantially all of the Company’s assets.

All severance benefits under the employment agreement are contingent upon Mr. Eccher’s execution and non‑revocation of a general release and waiver of claims against the Company.

Compensation and Benefits Assurance Agreements with Mr. Adams, Mr. Collins, Mr. Gottschalk and Mr. Pilmer.

Each of Mr. Adams, Mr. Collins, Mr. Gottschalk and Mr. Pilmer have entered into a Compensation and Benefits Assurance Agreement with us.  Each agreement has an initial term of one‑year and, unless earlier terminated by either party, will automatically renew for successive one‑year periods.  In addition, on the effective date of a “change in control,” the agreement will automatically renew for a two‑year period, which we refer to as the “extended period,” and thereafter will automatically terminate.

Each agreement provides that, in the case of: (a) a termination of employment by us without “cause” within six months prior to or 24 months immediately following, a change in control, or (b) a termination of employment by the executive for “good reason” within 24 months following a change in control, the executive officer will be entitled to:

•	a lump sum payment of accrued base salary, accrued vacation pay, unreimbursed business expenses and all other items earned by or owed to the executive through and including the date of termination.
•

a lump sum severance payment equal to two times the sum of (i) the greater of the executive’s annual rate of base salary in effect upon the date of termination or the executive’s annual rate of base salary in effect immediately prior to the occurrence of the change in control and (ii) the average of the annual cash bonus paid to the executive (including any portion of such bonus, payment of which the executive elected to defer) for the three calendar years immediately preceding the year in which the termination occurs.

•	immediate 100% vesting of all stock options and any other awards which have been provided to the executive by us under any of our incentive compensation plans.
•

at the exact same cost to the executive, and at the same coverage level as in effect as of the executive’s termination, a continuation of the executive’s (and the executive’s eligible dependents) health insurance coverage for 24 months from the date of termination. If the executive (and/or his dependents, if any) becomes covered under the terms of any other health insurance coverage of a subsequent employer which does not contain any exclusion or limitation with respect to any pre-existing condition of the executive or the executive’s eligible dependents, coverage under our plans will cease for the executive (and/or his dependents, if any).

•

at our expense, standard outplacement services for a period of up to one year from the date of executive’s termination.  The maximum amount to be paid by us for such outplacement services is limited to $20,000.

For purposes of each agreement, “cause” is generally defined to mean the occurrence of any one or more of the following events:

•

a demonstrably willful and deliberate act or failure to act by the executive (other than as a result of incapacity due to physical or mental illness) which is committed in bad faith, without reasonable belief that such action or inaction is in the best interests of the Company, which causes actual material financial injury to the Company, or any of its subsidiaries, and which act or inaction is not remedied within 15 business days of written notice from the Company or the subsidiary for which the executive works; or

•

the executive’s conviction for committing an act of fraud, embezzlement, theft, or any other act constituting a felony involving moral turpitude which causes material harm, financial or otherwise, to the Company or any of its subsidiaries.

For purposes of each agreement, “good reason” is generally defined to mean the occurrence of any one or more of the following events within the extended period:

•	a material reduction or alteration in the nature or status of his authorities, duties, or responsibilities from those in effect as of 90 days prior to the change in control;
•	the requirement that the executive be based at a location in excess of 25 miles from his principal job location or office immediately prior to the change in control;
•	a reduction in the executive’s current base salary and/or other benefits or perquisites; or
•

the failure of the Company, or any of its subsidiaries, to keep in effect any of the compensation, health and welfare benefits, or perquisite programs under which the executive receives value, as such programs exist immediately prior to the change in control, or the failure of the Company or one of its subsidiaries, to meet the funding requirements, if any, of each of the programs.  However, the replacement of an existing program with a new program will be permissible (and not grounds for a good reason termination) if done for all employees generally; or

•

the Company, or any successor company commits a material breach of any provision of the agreement including, but not limited to the Company failing to obtain the assumption of, or the successor company refusing to assume the obligations of the agreement.

For purposes of each agreement, the term “change in control” generally has the meaning ascribed to it in Mr. Eccher’s employment agreement as described above under “Potential Payments Upon Termination or Change in Control — Employment Agreement with Mr. Eccher.”

In exchange for the payments and benefits provided, under each agreement, the executive officers have agreed to be bound by a 24 month restrictive covenant.  The restrictive covenant will prohibit the executive officers from using, attempting to use, disclosing or otherwise making known to any person or entity (other than our board of directors) confidential or proprietary knowledge or information which the executive officers may acquire during their employment.

Equity Award Agreements

Retirement, Death and Disability. Generally speaking, a termination of employment due to retirement, death or disability does not entitle the named executive officers to any payments or benefits that are not available to other employees.  Following a termination due to death or disability, each named executive officer (or his estate) shall be entitled to the following:

•

Upon a termination due to death or disability, all unvested stock options shall become immediately 100% vested and an employee or beneficiary shall have a period of twelve months following such termination during which to exercise his vested stock options.

•	Any unvested restricted stock or TRSUs outstanding at the time of an employee’s termination due to death or disability shall become immediately 100% vested upon such termination.
•	Upon a termination of employment due to retirement (as defined in the applicable award agreement), all unvested stock options and TRSUs shall become immediately 100% vested.
•

With respect to unvested PRSUs, if the executive dies or is disabled, or if the executive provides one year written notice before his intended retirement (as defined in the Equity Plan), then the executive will be issued (a) with respect to PRSUs for which the performance period has already ended, such shares that have vested and the continuous employment requirement will be waived, and (b) with respect to PRSUs’ for which the performance period has not ended, the continuous employment requirement will be waived and a pro rata number of PRSUs will vest determined based on (i) the target (100%) level of PRSUs that can be issued multiplied by (ii) the quotient of (x) the number of full months that have elapsed between the first day of the performance period and the effective date of the executive’s termination and (y) the total number of full months in the respective performance period.

Acceleration of Vesting Upon a Change in Control.  With respect to unvested TRSUs and stock options awarded to our named executive officers, such awards will vest following a change in control if (i) the Equity Plan and the respective awards are not assumed by the surviving entity or (ii) the Equity Plan and the respective awards are assumed by the surviving entity but the executive is terminated without cause or resigns for good reason.

With respect to the PRSUs, the award agreement provides that, in the event of a change in control, if the awards are assumed by the surviving entity, then the PRSUs will be fixed at the target (100%) performance level and will vest as of the end of the performance period, provided that the executive does not incur a termination of service; and provided further that, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his employment for good reason, all unvested PRSUs will immediately vest at the target (100%) performance level and be settled within 30‑days of termination.  If the PRSU agreement is not assumed by the surviving entity, the fair market value of the target (100%) number of PRSUs will be determined as of the date of the change in control and such amount will be paid in cash at the end of the performance period; provided that, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his employment for good reason, then the cash value of the PRSUs will be paid within 30‑days of termination.

Potential Post‑Employment Payments Due to Mr. Eccher, Mr. Adams, Mr. Collins, Mr. Gottschalk and Mr. Pilmer

The table below sets forth the estimated amount of compensation payable to Mr. Eccher, Mr. Adams, Mr. Collins, Mr. Pilmer and Mr. Gottschalk in the event of (1) the executive’s involuntary termination (termination by the Company without cause or by the officer for good reason), (2) the executive’s involuntary termination following a change in control, and (3) the executive’s retirement, death or disability.  The amounts shown assume termination was effective as of December 31, 2019, and that the per share price of our common stock as of termination was the closing price of $13.46 on December 31, 2019 (the last trading day of the year).

		Payments Upon		Payments Upon
		Involuntary		Involuntary		Payments Upon
		Termination(2) —		Termination(2) —		Retirement,
		No Change in		Change in		Death or
Name	Type of Payment(1)	Control ($)		Control ($)		Disability ($)
James Eccher	Cash Severance	1,070,706	(3)	1,874,515	(4)	-
	Continuation of Insurance	-		25,941	(5)	-
	Acceleration of Stock Awards	-		1,446,950		1,446,950
	Outplacement Services	-		20,000		-
	Total	1,070,706		3,367,406		1,446,950
Bradley Adams	Cash Severance	-		801,039	(4)	-
	Continuation of Insurance	-		31,929	(5)	-
	Acceleration of Stock Awards	-		917,918		917,918
	Outplacement Services	-		20,000		-
	Total	-		1,770,886		917,918
Gary Collins	Cash Severance	-		756,439	(4)	-
	Continuation of Insurance	-		20,611	(5)	-
	Acceleration of Stock Awards	-		648,718		648,718
	Outplacement Services	-		20,000		-
	Total	-		1,445,768		648,718
Donald Pilmer	Cash Severance	-		637,012	(4)	-
	Continuation of Insurance	-		31,929	(5)	-
	Acceleration of Stock Awards	-		320,536		320,536
	Outplacement Services	-		20,000		-
	Total	-		1,009,477		320,536
Keith Gottschalk	Cash Severance	-		525,234	(4)	-
	Continuation of Insurance	-		25,896	(5)	-
	Acceleration of Stock Awards	-		158,518		158,518
	Outplacement Services	-		20,000		-
	Total	-		729,648		158,518

(1)	Payments due to all named executive officers in connection with a change in control are subject to reduction to the extent necessary to avoid an excess parachute payment under Code Section 280G.
(2)	An “involuntary termination” is a termination by the employer without “cause” or a resignation by the executive for “good reason.”
(3)	Represents 24 months of salary continuation.
(4)

For Mr. Eccher, represents three times his current base salary plus his average bonus paid over the past three years. For each other executive, represents two times his base salary plus average bonus paid over the past three years.

(5)	Represents the monthly premium paid by us for the continuation of health insurance for a period of 18 months with respect to Mr. Eccher and 24 months for each other executive.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2019, our Compensation Committee consisted of Mr. Ladowicz, Mr. Kane, Mr. Bonifas, Mr. McLean and Ms. Temple Rocks.  No member of our Compensation Committee in 2019 was, during the last fiscal year, an officer or employee of the Company or formerly an officer of the Company.  In addition, none has had any relationship with the Company of the type that is required to be disclosed under “Certain Relationships and Related Party Transactions.” During 2019, none of our executive officers served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that had one or more executive officers serving as a member of the board of directors or Compensation Committee of the Company.

Pay Ratio

As required by Section 953(b) of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S‑K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer and President, James Eccher.

For 2019, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than Mr. Eccher) was $65,046; and
•	the total annual compensation of our Chief Executive Officer was $1,163,842.

Based on this information, for 2019 the ratio of the annual total compensation of Mr. Eccher, our Chief Executive Officer and President, to the median of the annual total compensation of all employees was 18 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:

1.

We determined that as of December 31, 2019, our employee population consisted of 552 individuals with all of these individuals located in the United States.  This population included our full‑time, part‑time, seasonal and temporary employees.  However, it did not include independent contractors who were employed by and had their compensation determined by unaffiliated third parties.

2.

To identify the “median employee” from our employee population, we compared the wages of our employees as reflected in our payroll records and reported to the Internal Revenue Service on Form W‑2 for 2019.  In making this determination, we annualized the compensation of full‑time and part‑time permanent employees who were employed on December 31, 2019, but did not work for us the entire year. No full‑time equivalent adjustments were made for part time employees.

3.	We identified our median employee using this compensation measure, which was consistently applied to all of our employees included in the calculation.
4.	Since all of our employees are located in the United States, as is our Chief Executive Officer, we did not make any cost‑of‑living adjustments in identifying our “median employee.”
5.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S‑K, resulting in annual total compensation of $65,046.  The difference between such employee’s wages and the employee’s total compensation represents the estimated value of such employee’s life insurance, health care benefits, and company 401(k) contribution (estimated for the employee and such employee’s eligible dependents at $7,862.)

6.

With respect to the annual total compensation of our Chief Executive Officer, we used the amount reported in the “Total” column of our Summary Compensation Table included in this Proxy Statement, adjusted as follows.  To maintain consistency between the annual total compensation of our Chief Executive Officer and the median employee, we added the estimated value of our Chief Executive Officer’s health care benefits (estimated for our Chief Executive Officer and his eligible dependents at $15,364) to the amount reported in the Summary Compensation Table.  This resulted in annual total compensation for purposes of determining the ratio in the amount of $1,179,206, which exceeds the amount reported for him in the Summary Compensation Table by $15,364.

DIRECTOR COMPENSATION

We do not pay our “inside” employee‑directors any additional compensation for their service as directors.  In 2019, we paid our non‑employee directors the following quarterly cash fees, as follows:

•	$10,625 to our Chairman (Mr. Skoglund);
•	$9,250 to our Audit Committee Chair (Mr. Suits) and Lead Independent Director (Mr. Finn);
•	$8,750 to our Compensation Committee Chair (Mr. Ladowicz) and Risk Committee Chair (Mr. Kane); and
•	$7,500 to all other directors.

We also paid our directors $750 for every committee meeting attended, if there were no other company‑level meetings held that day.

We also grant our directors annual equity awards in the form of restricted stock units.  These awards cliff vest on the third anniversary of the grant date.  The grant date of the 2019 equity awards was May 21, 2019, and these awards will vest on May 21, 2022.

The following table sets forth the compensation paid to our non‑employee directors in 2019:

	Fees earned or	Stock
	paid in cash(1)	Awards(2)	Total
Name	($)	($)	($)
Edward Bonifas	37,250	19,365	56,615
Barry Finn	45,750	19,365	65,115
William Kane	39,500	19,365	58,865
John Ladowicz	43,000	19,365	62,365
Hugh McLean	39,000	19,365	58,365
William B. Skoglund	48,500	19,365	67,865
Duane Suits	45,250	19,365	64,615
James Tapscott	38,750	19,365	58,115
Patti Temple Rocks	33,500	19,365	52,865

(1)

We maintain the Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors (the “Director Deferred Compensation Plan”) under which directors are permitted to defer receipt of their directors’ fees.  The directors who participate in the plan are permitted to make hypothetical investments in publicly‑traded funds that are held in an insurance company separate account, with respect to the contributions credited to their plan accounts.  We may, but are not required to, contribute the deferred fees into a trust, which may hold our stock.  The plan is a nonqualified deferred compensation plan and the directors have no interest in the trust.  The deferred fees and any earnings thereon are our unsecured obligations.  Any shares held in the trust are treated as treasury shares and may not be voted on any matter presented to stockholders.  We do not pay any above‑market interest on the compensation or fees deferred by the directors.

(2)

The amounts represent the grant date fair value for equity awards in accordance with ASC 718 — “Compensation‑Stock Compensation.”  A discussion of the assumptions used in calculating the values may be found in Note 1 of our audited financial statements included in our 2019 Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2020, by each director or nominee for director, by each named executive officer, by all of our directors, director nominees and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60506.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.  We have based our calculation of the percentage of beneficial ownership on 29,706,390 shares of common stock outstanding as of April 24, 2020.  Beneficial ownership has been determined for this purpose in accordance with Rule 13d‑3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of April 24, 2020.

	Shares Beneficially
Name	Owned	Percent of Class
Directors and named executive officers:
Bradley Adams(1)	41,800	*
Edward Bonifas(2)	155,630	*
Gary Collins(3)	119,114	*
James Eccher(4)	193,547	*
Barry Finn(5)	56,886	*
Keith Gottschalk(6)	8,509	*
William Kane(7)	44,159	*
John Ladowicz(8)	247,923	*
Hugh McLean(9)	132,500	*
Donald Pilmer(10)	39,387	*
William B. Skoglund(11)	92,331	*
Duane Suits(12)	30,609	*
James Tapscott(13)	31,000	*
Patti Temple Rocks(14)	13,553	*

All directors and executive officers as a group (14 persons)	1,206,948	4.06%

5% Stockholders:
BlackRock, Inc.(15)	2,056,294	6.90%
The Banc Funds Company(16)	2,175,763	7.20%

*Denotes ownership of less than 1%.

(1)

Consists of 41,800 shares held in a brokerage account.  Excludes 79,963 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Adams.

(2)

Consists of: (i) 7,062 shares held in Mr. Bonifas’ name alone; and (ii) 148,568 shares held in a brokerage account.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Bonifas.

(3)

Consists of: (i) 44,576 shares held in a brokerage account; (ii) 73,648 shares held in an IRA account in Mr. Collins’ name; and (iii) 890 shares held in our 401(k) plan.  Excludes 53,530 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Collins.

(4)

Consists of: (i) 178,842 shares held in a brokerage account; (ii) 148 shares held jointly with his spouse; (iii) 12,110 shares held in our 401(k) plan; and (iv) 2,447 shares held in our profit sharing plan and trust.  Excludes 106,000 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Eccher.

(5)

Consists of: (i) 56,886 shares held in a brokerage account.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Finn.

(6)

Consists of: (i)  7,020 shares held in a brokerage account; (ii) 1,112 shares held in our 401(k) plan; and (iii) 377 shares held in Mr. Gottschalk’s name in our profit sharing plan and trust.  Excludes 8,530 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Gottschalk.

(7)

Consists of: (i) 44,159 shares held in Mr. Kane’s name alone held in a brokerage account. Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Kane.

(8)

Consists of: (i) 13,646 shares held in Mr. Ladowicz’s Trust; and (ii) 234,277 shares held in a Roth IRA.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Ladowicz.

(9)

Consists of: (i) 2,500 shares in Mr. McLean’s name alone; and (ii) 130,000 shares held jointly with his spouse.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. McLean.

(10)

Consists of: (i) 10 shares held with Mr. Pilmer as custodian; (ii) 34,023 shares held in a brokerage account; (iii) 1,450 shares held by spouse in a brokerage account; (iv) 2,978 shares held in our 401(k) plan; and (v) 926 shares held in our profit sharing plan and trust.  Excludes 22,839 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Pilmer.

(11)

Consists of: (i) 92,331 shares held in a trust account in Mr. Skoglund’s name.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Skoglund.

(12)

Consists of: (i) 28,409 shares in Mr. Suits’ name held in a brokerage account; (ii) 1,700 shares held in an IRA; and (iii) 500 shares held in a Trust with his spouse.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Suits.

(13)

Consists of: (i) 22,000 shares held in a brokerage account; (ii) 3,500 shares held in an IRA; (iii) 3,000 shares held in his spouse’s Trust; and (iv) 2,500 shares in Mr. Tapscott’s name alone.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Mr. Tapscott.

(14)

Consists of: (i) 2,500 shares held outright in Ms. Temple Rocks’ name; and (ii) 11,053 shares held in a brokerage account in Ms. Temple Rocks’ name alone.  Excludes 9,500 shares subject to restricted stock unit awards that are currently unvested and that are not deemed to be shares beneficially owned by Ms. Temple Rocks.

(15)

This information is based solely on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 5, 2020, reporting that BlackRock, Inc. has sole voting power over 2,001,802 shares and sole dispositive power over 2,056,294 shares.  BlackRock, Inc.’s business address is 55 East 52nd Street, New York, NY 10055.

(16)

This information is based solely on the Schedule 13G/A filed by The Banc Funds Company, LLC with the SEC on February 13, 2020, reporting that Banc Fund X L.P. has sole voting and dispositive power over 234,092 shares, Banc Fund VIII L.P., has sole voting and dispositive power over 1,419,629 shares and Banc Fund IX L.P. has sole voting and dispositive power over 522,042 shares. The Schedule 13G/A also reports that Charles J. Moore, as the manager Banc Fund X L.P, and Banc Fund VIII L.P and Banc Fund IX L.P has voting and dispositive power over all of the shares held by those entities. The Bank Funds Company, L.L.C. business address is 20 North Wacker Drive, Suite 3300, Chicago, IL  60606.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Statement of Policy Regarding Transactions with Related Persons

Transactions by us with related parties are subject to regulatory requirements and restrictions.  These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by us to our executive officers, directors and principal stockholders).  We have also adopted policies to comply with these regulatory requirements and restrictions, including policies governing the approval of related party transactions.  Our Audit Committee reviews and approves all related person transactions between the Company and related parties in accordance with NASDAQ’s  rules and regulations. For purposes of this review, related person transactions are those transactions required to be disclosed under applicable SEC regulations.

Banking Relationships

Certain of our executive officers and directors have, from time to time, engaged in banking transactions with Old Second National Bank and are expected to continue such relationships in the future.  All loans or other extensions of credit made by Old Second National Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

The board of directors has standing Audit, Nominating and Corporate Governance, and Compensation Committees, each of which is made up solely of directors who are deemed to be “independent” under the rules of NASDAQ. NASDAQ’s independence rules include certain instances that will preclude a director from being deemed independent and the board reviews those requirements each year to determine a director’s status as an independent director.  The board has determined that all of the directors are “independent” as defined by the NASDAQ Stock Market, with the exception of Messrs. Eccher and Collins, each of whom is an executive officer.

During its review of director independence, the board reviewed certain transactions between Alarm Detection Systems, Inc. and the Company. Mr. Bonifas is an Executive Vice President of Alarm Detections Systems, Inc. The board determined that Mr. Bonifas qualified as an independent director because the amounts paid by the Company to Alarm Detection Systems in 2019, which totaled approximately $352,956, were less than 5% of Alarm Detection System’s gross revenues for 2019 and because Mr. Bonifas had no interest in the transaction with the Company, except an indirect and de minimis interest as a stockholder of Alarm Detection Systems.

Item 14.  Principal Accountant Fees and Services

Our independent registered public accounting firm for the years ended December 31, 2019 and 2018 was Plante & Moran, PLLC.  The table below aggregates fees for professional services rendered in or provided for 2019 and 2018, as applicable, by Plante & Moran, PLLC:

Type of Fees	2019	2018
Audit Fees(1)	$388,234	$350,623
Audit-Related Fees(2)	30,976	56,388
Tax Fees(3)	5,510	17,900
All Other Fees(4)	14,645	37,000
Total Fees	$439,365	$461,911

(1)

Audit Fees. Audit fees consist of fees for professional services rendered for the integrated audit of our consolidated financial statements, including procedures required to comply with U.S. Department of Housing and Urban Development ("HUD"), review of the Company’s quarterly reports on Form 10‑Q, annual report on Form 10‑K, consent on Form S‑8 in 2019, and consulting on financial accounting and reporting standards in 2019 and 2018. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.

(2)

Audit Related Fees. Audit-related fees cover other audit and attest services, services provided in connection with certain agreed-upon procedures and other attestation reports and the employee benefit plan audit. Fees for audit-related services are those billed or expected to be billed for services rendered during each fiscal year.

(3)	Tax Fees. Tax fees cover tax compliance/preparation and other tax services billed or expected to be billed for services rendered during each fiscal year.
(4)

All Other Fees. Consists of fees for all other services provided other than those reported above and are comprised of non-tax related advisory and consulting services and review of other regulatory filings.

Pre‑Approval Policy

The Audit Committee has a Pre‑Approval Policy to pre‑approve the audit and non‑audit services performed by our independent registered public accounting firm.  All services provided by the independent registered public accounting firm are either within general pre‑approved limits or specifically approved by the Audit Committee.  The general pre‑approval limits are detailed as to each particular service and are limited by a specific dollar amount for each type of service per project.  The authority to grant pre‑approvals may be delegated to one or more members of the Audit Committee.  The Pre‑Approval Policy requires the Audit Committee to be informed of the services provided under the pre‑approval guidelines at the next regularly scheduled Audit Committee meeting.  All services provided by Plante & Moran, PLLC, and all fees related thereto, were approved pursuant to the pre‑approval policy.  The Pre‑Approval Policy is available on our website at www.oldsecond.com.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1)	Index to Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10‑K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3)	Exhibits: See Exhibit Index.

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10‑K filed on March 11, 2016.
3.2	Amendment to Old Second Bancorp, Inc.’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed on May 22, 2019).
3.3

Certificate of Elimination Eliminating References to Series A Junior Participating Preferred Stock From the Restated Certificate of Incorporation, as Amended, of Old Second Bancorp. Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed on June 5, 2019).

3.4	Bylaws of Old Second Bancorp, Inc., as amended and restated through August 20, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed on August 21, 2019).
4.1	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S‑1 filed on January 17, 2014).
4.2

Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed on December 15, 2016).

4.3

First Supplemental Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K filed on December 15, 2016).

4.4	Form of 5.750% Fixed-to-Floating Rate Senior Notes Due 2026 (incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8‑K filed on December 15, 2016).
4.5†	Description of Capital Stock.

10.1	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑3 filed on May 20, 2003).
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
10.4*

Employment Agreement, dated September 16, 2014, by and among Old Second Bancorp, Inc. and James L. Eccher (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on September 18, 2014).

10.5*†	Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives dated September 1, 2008.
10.6*†	Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors dated September 1, 2008.
10.7*	2008 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on February 23, 2009).
10.8*	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed on February 23, 2009).
10.9*	2008 Equity Incentive Plan Incentive Stock Option (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K filed on February 23, 2009).
10.10*	2008 Equity Incentive Plan Non-Qualified Stock Option (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8‑K filed on February 23, 2009).
10.11*

Restated Old Second Bancorp, Inc. 2014 Equity Incentive Plan (restated to combine the 2014 Equity Incentive Plan included as Appendix A to the Company’s Proxy Statement filed on Form DEFA filed on April 21, 2014, and the First Amendment thereto and to correct a scrivener’s error in such First Amendment included as Appendix A to the Company’s Proxy Statement filed on Form DEF14A filed on April 12, 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10‑Q filed on November 7, 2018).

10.12*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10‑Q filed on November 8, 2016.

10.13*	2014 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S‑8 filed on June 24, 2014).
10.14*	2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S‑8 filed on June 24, 2014).
10.15*	Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S‑8 filed on September 12, 2006).
10.16*	Offer letter, dated April 3, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10‑Q filed on August 7, 2017).
10.17*

Revised Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, between the Company and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on April 28, 2017).

10.18*

Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed on August 7, 2017).

10.19*

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher, dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on September 1, 2017).

10.20*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed on September 1, 2017). Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by each of the following executive officers: Keith Gottschalk and Donald Pilmer.

10.21*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on February 23, 2018).
10.22*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed on April 18, 2018).
10.23*	Form of Director Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10‑Q filed on August 7, 2018).
10.24*	Old Second Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 19, 2019).
10.25*	Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S‑8 filed on May 29, 2019).
10.26*	Form of Director Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S‑8 filed on May 29, 2019).
21.1†	A list of all subsidiaries of the Company.
23.1†	Consent of Plante & Moran, PLLC.
24.1†	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†

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

†Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer
Principal Executive Officer

	BY:	/s/ Bradley S. Adams
Bradley S. Adams
Chief Financial Officer and Executive Vice President
Principal Financial and Accounting Officer

DATE: April 28, 2020