Form 10-Q
period 2020-03-31
OLD SECOND BANCORP INC
filed 2020-05-11
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the Registrant has 29,684,419 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control.  Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

•	our ability to execute our growth strategy, including realizing the benefits from our recent strategic hires;
•

the impact of the recent outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

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

negative changes in our capital position;

•

the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;

•	changes in trade policy and any related tariffs; and
•

each of the factors and risks under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, Part II, Item 1A, Risk Factors, in this Form 10-Q, and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$27,627	$34,096
Interest earning deposits with financial institutions	45,511	16,536
Cash and cash equivalents	73,138	50,632
Securities available-for-sale, at fair value	449,694	484,648
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	10,049	3,061
Loans	1,957,204	1,930,812
Less: allowance for credit losses on loans	30,045	19,789
Net loans	1,927,159	1,911,023
Premises and equipment, net	44,579	44,354
Other real estate owned	5,049	5,004
Mortgage servicing rights, net	4,108	5,935
Goodwill and core deposit intangible	21,147	21,275
Bank-owned life insurance ("BOLI")	61,714	61,763
Deferred tax assets, net	14,292	11,459
Other assets	35,964	26,474
Total assets	$2,656,810	$2,635,545

Liabilities
Deposits:
Noninterest bearing demand	$702,598	$669,795
Interest bearing:
Savings, NOW, and money market	1,043,572	1,015,285
Time	449,472	441,669
Total deposits	2,195,642	2,126,749
Securities sold under repurchase agreements	51,236	48,693
Other short-term borrowings	6,375	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,297	44,270
Notes payable and other borrowings	26,609	6,673
Other liabilities	41,101	25,062
Total liabilities	2,391,033	2,357,681

Stockholders’ Equity
Common stock	34,957	34,854
Additional paid-in capital	121,081	120,657
Retained earnings	209,915	213,723
Accumulated other comprehensive (loss) income	(1,819)	4,562
Treasury stock	(98,357)	(95,932)
Total stockholders’ equity	265,777	277,864
Total liabilities and stockholders’ equity	$2,656,810	$2,635,545

	March 31, 2020	December 31, 2019
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,853,757
Shares outstanding	29,706,390	29,931,809
Treasury shares	5,250,994	4,921,948

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2020	2019
Interest and dividend income
Loans, including fees	$23,597	$24,099
Loans held-for-sale	36	22
Securities:
Taxable	2,163	2,414
Tax exempt	1,455	2,098
Dividends from FHLBC and FRBC stock	125	149
Interest bearing deposits with financial institutions	75	114
Total interest and dividend income	27,451	28,896
Interest expense
Savings, NOW, and money market deposits	635	771
Time deposits	1,766	1,618
Securities sold under repurchase agreements	116	149
Other short-term borrowings	109	607
Junior subordinated debentures	1,364	927
Senior notes	673	672
Notes payable and other borrowings	130	116
Total interest expense	4,793	4,860
Net interest and dividend income	22,658	24,036
Provision for credit losses	7,984	450
Net interest and dividend income after provision for credit losses	14,674	23,586
Noninterest income
Trust income	1,532	1,486
Service charges on deposits	1,726	1,862
Secondary mortgage fees	270	136
Mortgage servicing rights mark to market loss	(2,134)	(819)
Mortgage servicing income	468	457
Net gain on sales of mortgage loans	2,246	762
Securities (losses) gains, net	(24)	27
Change in cash surrender value of BOLI	(49)	458
Card related income	1,287	1,285
Other income	1,000	828
Total noninterest income	6,322	6,482
Noninterest expense
Salaries and employee benefits	12,918	11,612
Occupancy, furniture and equipment	2,301	1,989
Computer and data processing	1,335	1,332
FDIC insurance	57	174
General bank insurance	246	250
Amortization of core deposit intangible	128	132
Advertising expense	109	234
Card related expense	532	355
Legal fees	131	126
Other real estate expense, net	237	50
Other expense	3,008	2,940
Total noninterest expense	21,002	19,194
(Loss) income before income taxes	(6)	10,874
(Benefit from) provision for income taxes	(281)	2,406
Net income	$275	$8,468

Basic earnings per share	$0.01	$0.28
Diluted earnings per share	0.01	0.28
Dividends declared per share	0.01	0.01

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2020	2019
Net Income	$275	$8,468

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(6,376)	9,192
Related tax benefit (expense)	1,797	(2,587)
Holding (losses) gains after tax on available-for-sale securities	(4,579)	6,605

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(24)	27
Related tax benefit (expense)	7	(8)
Net realized (losses) gains after tax	(17)	19
Other comprehensive (loss) income on available-for-sale securities	(4,562)	6,586

Changes in fair value of derivatives used for cash flow hedges	(2,530)	(1,073)
Related tax benefit	711	302
Other comprehensive loss on cash flow hedges	(1,819)	(771)

Total other comprehensive (loss) income	(6,381)	5,815
Total comprehensive (loss) income	$(6,106)	$14,283

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	6,586	(771)	5,815
Balance, March 31, 2019	$2,548	$(812)	$1,736

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive loss, net of tax	(4,562)	(1,819)	(6,381)
Balance, March 31, 2020	$2,265	$(4,084)	$(1,819)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$275	$8,468
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	506	723
Securities losses (gains), net	24	(27)
Provision for credit losses	7,984	450
Originations of loans held-for-sale	(50,418)	(25,815)
Proceeds from sales of loans held-for-sale	45,706	27,224
Net gains on sales of mortgage loans	(2,246)	(762)
Mortgage servicing rights mark to market loss	2,134	819
Net discount from accretion on loans	(409)	(110)
Net change in cash surrender value of BOLI	49	(458)
Net gains on sale of other real estate owned	(23)	(73)
Provision for other real estate owned valuation losses	158	-
Depreciation of fixed assets and amortization of leasehold improvements	662	638
Amortization of core deposit intangibles	128	132
Change in current income taxes (payable) / receivable	(1,430)	673
(Benefit from) / Provision for deferred tax expense	(333)	1,732
Change in accrued interest receivable and other assets	(4,081)	136
Amortization of purchase accounting adjustment on notes payable and other borrowings	12	27
Amortization of junior subordinated debentures issuance costs	643	12
Amortization of senior notes issuance costs	27	25
Change in accrued interest payable and other liabilities	8,925	(1,889)
Stock based compensation	729	573
Net cash provided by operating activities	9,022	12,498
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	16,046	5,279
Proceeds from sales of securities available-for-sale	18,126	81,524
Purchases of securities available-for-sale	(6,100)	(46,176)
Net proceeds from sales of FHLBC stock	-	2,254
Net change in loans	(27,716)	(6,140)
Proceeds from sales of other real estate owned, net of participation purchase	311	874
Net purchases of premises and equipment	(887)	(224)
Net cash (used in) provided by investing activities	(220)	37,391
Cash flows from financing activities
Net change in deposits	68,893	6,864
Net change in securities sold under repurchase agreements	2,543	(4,271)
Net change in other short-term borrowings	(42,125)	(64,500)
Redemption of junior subordinated debentures	(32,604)	-
Issuance of term note	20,000	-
Net change in notes payable and other borrowings, excluding term note issuance	(76)	(2,199)
Proceeds from exercise of stock options	-	32
Dividends paid on common stock	(300)	(297)
Purchase of treasury stock	(2,627)	(417)
Net cash provided by (used in) financing activities	13,704	(64,788)
Net change in cash and cash equivalents	22,506	(14,899)
Cash and cash equivalents at beginning of period	50,632	55,235
Cash and cash equivalents at end of period	$73,138	$40,336

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			8,468			8,468
Other comprehensive income, net of tax				5,815		5,815
Dividends declared and paid, ($0.01 per share)			(297)			(297)
Vesting of restricted stock	103	(222)			119	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		573				573
Purchase of treasury stock					(417)	(417)
Balance, March 31, 2019	$34,825	$119,126	$183,634	$1,736	$(96,066)	$243,255

Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Net income			275			275
Other comprehensive loss, net of tax				(6,381)		(6,381)
Adoption of ASU 2016-13			(3,783)			(3,783)
Dividends declared and paid, ($0.01 per share)			(300)			(300)
Vesting of restricted stock	103	(305)			202	-
Stock option exercised						-
Stock based compensation		729				729
Purchase of treasury stock from taxes withheld on stock awards					(411)	(411)
Purchase of treasury stock from stock repurchase program					(2,216)	(2,216)
Balance, March 31, 2020	$34,957	$121,081	$209,915	$(1,819)	$(98,357)	$265,777

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2019.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Measurement of Credit Losses on Financial Instruments (Topic 326),” also known as Current Expected Credit Losses, or CECL.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology reflects expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology also requires available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs through an other than temporary impairment analysis.  In addition, an allowance must be established for the credit risk related to unfunded commitments.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and was adopted as of January 1, 2020, by the Company.

Upon issuance of ASU 2016-13, the Company set up a CECL committee, with the goal of establishing a timeline for CECL data collection, implementation, parallel runs, testing, and model validation.  The Company has implemented a software solution provided by a third party vendor to assist in the determination of the allowance for credit losses (“ACL”), and the third party validation process was completed in the fourth quarter of 2019.  The Company accumulated historical data by loan pools and collateral classifications.  All historical data, model assumptions and calculation parameters were analyzed by the third party validation team, and management made enhancements to the software model used based on their recommendations.

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

Based on our portfolio composition at December 31, 2019, and the economic environment at that time, we recorded an overall increase in our ACL for loans and leases of $5.9 million and an ACL for unfunded commitments was established of $1.7 million.  Approximately $2.5 million of the increase to the ACL on loans resulted from the transfer of the non-accretable purchase accounting adjustments on purchased credit impaired loans.  There was no impact from adoption of CECL on securities available-for sale. As a result of the adoption of this new standard on January 1, 2020, we recorded a reduction to retained earnings of approximately $3.7 million, which was net of the $1.4 million deferred tax asset impact stemming from adoption.  The Company finalized internal control processes and disclosure documentation related to adoption of this standard during the first quarter of 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

As of March 31, 2020, a provision for credit losses was recorded based on the current uncertainty experienced in the macroeconomic environment, primarily due to falling interest rates and the impact of COVID-19.  This additional ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2020, adoption.  We recorded a provision for credit losses of $8.0 million during the first quarter of 2020, comprised of $5.5 million of allowance for credit losses related to loans, and $2.5 million of ACL related to unfunded commitments.  We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, the local and national response to the COVID-19 pandemic, as well as the composition of our loans and available-for-sale securities portfolio.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

In addition to the significant accounting policies presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on January 1, 2020, as discussed above, the Company adopted ASU 2016-13, referred to as Current Expected Credit Losses, or CECL, an expected loss methodology which replaces the incurred loss methodology for determining the Company’s provision for loan losses and allowance for loan and lease losses.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. One such change is to require credit-related impairments to be recognized as an allowance for credit losses rather than as a write-down of the securities amortized cost basis when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities amortized cost basis.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, and available-for-sale debt securities portfolios.

Allowance for Credit Losses on Loans

The ACL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans.  Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  While each component of the ACL is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified the following loan portfolios and measures the ACL using the following methods:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

•

Commercial loans – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative factor adjustment in addition to the loss rates applied, as discussed below.

•

Leases – the Company uses a remaining life methodology, also known as WARM (weighted average remaining life), as this segment is relatively new to the Company and more than four years of the Company’s own historical loss data is not available.  In accordance with accounting standards, a peer group has been identified and is used to estimate losses for this portfolio.

•	Real estate – commercial (“CRE”) – this loan portfolio is segregated into two segments:
o

CRE owner occupied – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.

o

CRE investor – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.

•	Real estate – construction – the Company uses a static segment analysis, which relies on the Company’s historical loss rates, as well as a qualitative adjustment in addition to the loss rates applied.
•	Real estate-residential - this loan portfolio is segregated into two segments:
o

Residential owner occupied and Residential investor – the Company uses a static segment analysis, applying historical loss rates from periods with like characteristics as the current period, and also a qualitative adjustment in addition to the loss rates applied.

•

Multifamily – the Company uses a migration analysis, and within this segment, the Company classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied.

•

HELOCs – this portfolio is segregated into two segments, a HELOC legacy segment which uses a static pool analysis, and a HELOC purchased segment, which uses the WARM method, and applies loss rates from the institutions from which the Company purchased the HELOCs, if available.

Purchased credit deteriorated loans (“PCD loans”), are purchased loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement.  The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses.  The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date.  Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses.  The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.  In accordance with the transition requirements within the standard, the Company’s purchased credit impaired loans (“PCI loans”) were treated as PCD loans. PCI loans meeting nonperforming criteria were historically excluded from our nonperforming disclosures as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that meet the definition of nonperforming are now included in nonperforming disclosures.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

•	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
•

changes in international, national, regionally and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);

•	changes in the experience, depth and ability of lending management;
•	changes in the volume and severity of past due loans and other similar loan conditions;
•	changes in the nature and volume of the loan portfolio and terms of loans;
•

the existence and effect of any concentrations of credit and changes in the levels of such concentrations (this characteristic requires any portfolio exceeding 25% of capital to have a factor considered unless the pool is otherwise well diversified or holds a relatively low inherent risk);

•	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
•	changes in the quality of our loan review functions; and
•	changes in the value of underlying collateral for collateral dependent loans.

The impact of the above listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also review those loans that have collateral dependency or nonperforming status which requires a specific review of that loan, per our individually analyzed CECL calculations.  Finally, we maintain a component of the ACL for those factors that cannot be quantified in the above analysis or are as yet unknown to us, due to changing economic conditions and other aspects of credit risk; which is known as the Company’s “Other Reserves.”

Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.  Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL.  Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known.  Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.  All calculations conform to GAAP.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL related to off-balance sheet credit exposures, which is within other liabilities on the Company’s balance sheet, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the income statement.  The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Securities Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis.  If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement.  If either of these criteria does not exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).

Accrued interest receivable on securities available-for-sale is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.  All calculations conform to GAAP.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the COVID-19 pandemic, the State of Illinois and most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While the Company’s business has been designated an essential business, which allows the Bank to continue to serve its customers, the Company serves many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Many of the Company’s customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and is anticipated to have a material adverse effect on the Company’s business and results of operations.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had and are expected to continue to have a significant and adverse effect on the Company’s business and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

As of March 31, 2020, our consolidated balance sheet included goodwill of $18.6 million.  During the first quarter of 2020, we considered whether a quantitative assessment of goodwill was required as a result of the significant economic disruption caused by the COVID-19 pandemic.  Impacts of the economic disruptions were noted to have occurred over the latter half of March, specifically, such as a decline in the trading price of our common stock and an increase in the U.S. unemployment rate.  After considering qualitative factors regarding the expected impacts of the pandemic on our business, operations and financial condition, we determined that these conditions did not indicate that it is more likely than not that the Company’s carrying value exceeded our fair value as of March 31, 2020, based on information available at this time, as these negative market indicators were not observed over a sustained period of time. However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Subsequent Events

On April 21, 2020, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on May 11, 2020, to stockholders of record as of May 1, 2020; dividends of $297,000 are scheduled to be paid to stockholders on May 11, 2020.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”) and its wholly-owned subsidiary, ABC Bank, which operated four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the retirement of the debentures were funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction.  The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits.  Purchase accounting adjustments recorded include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $10.2 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $10.2 million recorded as goodwill is expected to be deductible for tax purposes. These fair value estimates were considered final as of March 31, 2019, and no further refinements to the values recorded are anticipated.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at March 31, 2020, and December 31, 2019.  FRBC stock was recorded at $6.2 million at March 31, 2020, and December 31, 2019.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2020, and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,011	$141	$-	$4,152
U.S. government agencies	7,870	-	(147)	7,723
U.S. government agencies mortgage-backed	16,021	1,234	-	17,255
States and political subdivisions	244,429	12,353	(1,687)	255,095
Collateralized mortgage obligations	56,104	709	(3,410)	53,403
Asset-backed securities	82,005	210	(4,488)	77,727
Collateralized loan obligations	36,104	69	(1,834)	34,339
Total securities available-for-sale	$446,544	$14,716	$(11,566)	$449,694

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,010	$26	$-	$4,036
U.S. government agencies	8,502	-	(165)	8,337
U.S. government agencies mortgage-backed	16,164	443	(19)	16,588
States and political subdivisions	240,399	11,207	(2,431)	249,175
Collateralized mortgage obligations	57,059	963	(38)	57,984
Asset-backed securities	82,114	617	(887)	81,844
Collateralized loan obligations	66,898	29	(243)	66,684
Total securities available-for-sale	$475,146	$13,285	$(3,783)	$484,648

1 Excludes accrued interest receivable of $3.0 million and $3.2 million at March 31, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2020, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$6,606	2.42%	$6,625
Due after one year through five years	6,287	2.11	6,509
Due after five years through ten years	16,117	2.96	16,506
Due after ten years	227,300	3.01	237,330
	256,310	2.97	266,970
Mortgage-backed and collateralized mortgage obligations	72,125	3.30	70,658
Asset-backed securities	82,005	2.75	77,727
Collateralized loan obligations	36,104	3.59	34,339
Total securities available-for-sale	$446,544	3.03%	$449,694

At March 31, 2020, the Company’s investments included $55.8 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $4.8 million, or 8.52% of outstanding principal.

The Company has invested in securities issued from two originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these two issuers and the value of the securities issued follows:

	March 31, 2020
(in thousands)	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,911	$26,501
Towd Point Mortgage Trust	33,360	31,996

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$147	$7,723	4	$147	$7,723
States and political subdivisions	4	588	25,038	2	1,099	5,904	6	1,687	30,942
Collateralized mortgage obligations	12	3,339	35,811	2	71	1,051	14	3,410	36,862
Asset-backed securities	9	2,530	36,074	2	1,958	29,244	11	4,488	65,318
Collateralized loan obligations	3	849	16,140	2	985	11,187	5	1,834	27,327
Total securities available-for-sale	28	$7,306	$113,063	12	$4,260	$55,109	40	$11,566	$168,172

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Less than 12 months			12 months or more
December 31, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	-	-	4	165	8,337	4	165	8,337
U.S. government agencies mortgage-backed	3	10	3,018	2	9	843	5	19	3,861
States and political subdivisions	6	1,665	41,043	2	766	6,593	8	2,431	47,636
Collateralized mortgage obligations	2	26	9,054	2	12	1,209	4	38	10,263
Asset-backed securities	4	839	54,540	1	48	3,238	5	887	57,778
Collateralized loan obligations	4	62	21,927	4	181	25,020	8	243	46,947
Total securities available-for-sale	19	$2,602	$129,582	15	$1,181	$45,240	34	$3,783	$174,822

Upon the adoption of ASU 2016-13 as of January 1, 2020, and again as of March 31, 2020, we performed an analysis to determine if any of the unrealized losses on securities available-for-sale were comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  The Company’s assessment included a review of the severity and duration of the unrealized loss; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and the Company’s ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considered the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of the date of CECL adoption or as of the quarter ended March 31, 2020, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the first quarter end.

The following table presents net realized gains (losses) on securities available-for-sale for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
Securities available-for-sale	2020	2019
Proceeds from sales of securities	$18,126	$81,524
Gross realized gains on securities	17	605
Gross realized losses on securities	(41)	(578)
Net realized (losses) gains	$(24)	$27
Income tax benefit (expense) on net realized (losses) gains	$7	$(8)
Effective tax rate applied	29.2%	29.6%

Securities valued at $320.3 million as of March 31, 2020, a decrease from $320.8 million at year-end 2019, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2020	December 31, 2019
Commercial	$364,626	$332,842
Leases	126,237	119,751
Commercial real estate - Investor	503,905	520,095
Commercial real estate - Owner occupied	349,595	345,504
Construction	78,159	69,617
Residential real estate - Investor	69,429	71,105
Residential real estate - Owner occupied	129,982	136,023
Multifamily	195,297	189,773
HELOC	93,165	91,605
HELOC - Purchased	30,880	31,852
Other [1]	15,929	12,258
Total loans, excluding deferred loan costs and PCI loans	1,957,204	1,920,425
Net deferred loan costs	-	1,786
Total loans, excluding PCI loans	1,957,204	1,922,211
PCI loans	-	8,601
Total loans, including deferred loan costs and PCI loans	$1,957,204	$1,930,812
Allowance for credit losses on loans	(30,045)	(19,789)
Net loans[2]	$1,927,159	$1,911,023

1 The “Other” segment for 2020 includes consumer and overdrafts in this table and in subsequent tables within this footnote 4 - Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $6.4 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

In connection with the Company’s adoption of ASU 2016-13 as of January 1, 2020, the PCI loans and deferred fees and costs are included in their respective segments.  PCI loans meeting nonperforming criteria were historically excluded from our nonperforming disclosures as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection. As a result of CECL implementation on January 1, 2020, PCI loans became PCD loans. PCD loans that meet the definition of nonperforming are now included in nonperforming disclosures.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 74.1% and 75.4% of the portfolio at March 31, 2020, and December 31, 2019, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2020:

		Accounts			ACL
March 31, 2020	Real Estate	Receivable	Other	Total	Allocation
Commercial	$-	$2,416	$3	$2,419	$89
Leases	-	-	264	264	61
Commercial real estate - Investor	4,430	-	-	4,430	203
Commercial real estate - Owner occupied	8,459	-	-	8,459	204
Construction	2,245	-	-	2,245	852
Residential real estate - Investor	859	-	-	859	-
Residential real estate - Owner occupied	3,739	-	-	3,739	137
Multifamily	1,497	-	-	1,497	318
HELOC	1,004	-	-	1,004	-
HELOC - Purchased	114	-	-	114	-
Other	-	-	9	9	3
Total	$22,347	$2,416	$276	$25,039	$1,867

The following table presents the activity in the allowance for credit losses (“ACL”) for the three months ended March 31, 2020. The Company’s estimate of the ACL reflects losses over the expected remaining contractual life of the loans.

		Impact of	Provision
	Beginning	Adopting	for Credit			Ending
Allowance for credit losses	Balance	ASC 326	Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2020
Commercial	$3,015	$(292)	$539	$97	$12	$3,177
Leases	1,262	501	127	-	-	1,890
Commercial real estate - Investor	6,218	(741)	536	13	21	6,021
Commercial real estate - Owner occupied	3,678	(848)	329	1,109	1	2,051
Construction	513	1,334	2,184	-	-	4,031
Residential real estate - Investor	601	740	534	-	21	1,896
Residential real estate - Owner occupied	1,257	1,320	769	1	23	3,368
Multifamily	1,444	1,732	674	-	-	3,850
HELOC	1,161	1,526	(485)	83	141	2,260
HELOC - Purchased	-	-	850	-	-	850
Other	640	607	(558)	98	60	651
	$19,789	$5,879	$5,499	$1,401	$279	$30,045

The following table presents activity in the allowance for loan and lease losses for the three months ended at March 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2019
Commercial	$2,832	$202	$12	$30	$3,052
Leases	734	71	-	-	805
Commercial real estate - Investor	5,492	207	144	20	5,575
Commercial real estate - Owner occupied	3,835	(603)	87	3	3,148
Construction	969	(24)	-	(1)	944
Residential real estate - Investor	629	(3)	6	16	636
Residential real estate - Owner occupied	1,302	4	12	26	1,320
Multifamily	1,143	2	-	8	1,153
HELOC	1,449	(170)	-	46	1,325
HELOC - Purchased	-	-	-	-	-
Other[1]	621	764	84	57	1,358
	$19,006	$450	$345	$205	$19,316

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by class of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2020	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,032	$46	$2,279	$3,357	$361,269	$364,626	$-
Leases	613	63	123	799	125,438	126,237	-
Commercial real estate - Investor	2,235	-	1,422	3,657	500,248	503,905	59
Commercial real estate - Owner occupied	5,062	2,080	4,060	11,202	338,393	349,595	-
Construction	675	-	555	1,230	76,929	78,159	555
Residential real estate - Investor	291	100	696	1,087	68,342	69,429	-
Residential real estate - Owner occupied	4,183	167	2,139	6,489	123,493	129,982	736
Multifamily	1,815	561	69	2,445	192,852	195,297	-
HELOC	1,459	-	329	1,788	91,377	93,165	56
HELOC - Purchased	49	-	65	114	30,766	30,880	-
Other	537	3	8	548	15,381	15,929	-
Total	$17,951	$3,020	$11,745	$32,716	$1,924,488	$1,957,204	$1,406

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$1,271	$925	$2,103	$4,299	$328,399	$144	$332,842	$2,132
Leases	362	-	81	443	118,979	329	119,751	128
Commercial real estate - Investor	626	95	343	1,064	517,336	1,695	520,095	348
Commercial real estate - Owner occupied	2,469	1,026	-	3,495	336,829	5,180	345,504	-
Construction	26	-	-	26	69,498	93	69,617	-
Residential real estate - Investor	141	125	-	266	70,051	788	71,105	-
Residential real estate - Owner occupied	3,450	1,351	-	4,801	128,650	2,572	136,023	-
Multifamily	10	1,700	-	1,710	187,995	68	189,773	-
HELOC	735	50	18	803	89,438	1,364	91,605	20
HELOC - Purchased	-	-	-	-	31,672	180	31,852	-
Other [1]	28	-	-	28	13,997	19	14,044	-
Total, excluding PCI	9,118	5,272	2,545	16,935	1,892,844	12,432	1,922,211	2,628
PCI loans, net of purchase accounting adjustments	261	-	-	261	5,377	2,963	8,601	-
Total	$9,379	$5,272	$2,545	$17,196	$1,898,221	$15,395	$1,930,812	$2,628

1 The “Other” class includes consumer, overdrafts and net deferred costs.

The table presents loans on nonaccrual for which there was no related allowance for credit losses as of March 31, 2020, and December 31, 2019:

	March 31, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
	Nonaccrual	With no ACL	Nonaccrual	With no ACL
Commercial	$2,418	$2,279	$144	$-
Leases	187	69	329	70
Commercial real estate - Investor	1,750	1,750	1,695	1,590
Commercial real estate - Owner occupied	7,436	7,357	5,180	2,366
Construction	2,245	50	93	93
Residential real estate - Investor	859	859	788	788
Residential real estate - Owner occupied	3,406	3,406	2,572	2,475
Multifamily	69	69	68	68
HELOC	1,004	1,004	1,364	1,154
HELOC - Purchased	114	114	180	180
Other	9	1	19	2
Total, excluding PCI loans	19,497	16,958	12,432	8,786
PCI loans, net of purchase accounting adjustments	-	-	2,963	2,963
Total	$19,497	$16,958	$15,395	$11,749

The Company recognized $152,000 of interest on nonaccrual loans during the three months ended March 31, 2020.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated. The Company follows guidance of ASC 310-20 when determining whether a modification, extension, or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period financing receivables. The following table summarizes loans held for investment by year of origination and the related credit quality indicators at March 31, 2020:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
Commercial
Pass	$13,380	$48,708	$20,606	$10,684	$3,837	$4,074	$232,347	$-	$333,636
Special Mention	-	11,152	-	17	394	49	8,118	-	19,730
Substandard[1]	-	246	2,672	-	2,188	-	6,154	-	11,260
Total commercial	13,380	60,106	23,278	10,701	6,419	4,123	246,619	-	364,626

Leases
Pass	14,148	65,670	22,923	10,133	9,848	2,892	-	-	125,614
Special Mention	-	359	-	-	-	-	-	-	359
Substandard[1]	-	-	-	77	187	-	-	-	264
Total leases	14,148	66,029	22,923	10,210	10,035	2,892	-	-	126,237

Commercial real estate - Investor
Pass	10,194	187,200	113,009	80,622	61,530	43,051	1,412	-	497,018
Special Mention	-	153	-	583	19	59	-	-	814
Substandard[1]	-	4,059	146	-	275	1,593	-	-	6,073
Total commercial real estate - investor	10,194	191,412	113,155	81,205	61,824	44,703	1,412	-	503,905

Commercial real estate - Owner occupied
Pass	28,511	60,137	86,544	48,503	54,557	48,603	1,828	-	328,683
Special Mention	-	557	560	2,805	5,325	1,161	-	-	10,408
Substandard[1]	1,046	3,498	1,054	2,509	1,691	706	-	-	10,504
Total commercial real estate - owner occupied	29,557	64,192	88,158	53,817	61,573	50,470	1,828	-	349,595

Construction
Pass	9,239	36,982	16,472	3,248	1,035	1,339	7,388	-	75,703
Special Mention	42	-	-	-	-	-	-	-	42
Substandard[1]	-	-	2,364	-	-	50	-	-	2,414
Total construction	9,281	36,982	18,836	3,248	1,035	1,389	7,388	-	78,159

Residential real estate - Investor
Pass	3,599	22,824	12,634	10,586	3,543	13,388	1,403	-	67,977
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	346	-	644	4	-	458	-	-	1,452
Total residential real estate - investor	3,945	22,824	13,278	10,590	3,543	13,846	1,403	-	69,429

Residential real estate - Owner occupied
Pass	1,505	27,584	16,814	26,024	11,519	39,578	2,390	-	125,414
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	73	-	625	386	3,484	-	-	4,568
Total residential real estate - owner occupied	1,505	27,657	16,814	26,649	11,905	43,062	2,390	-	129,982

Multifamily
Pass	4,167	56,534	45,839	46,900	13,903	20,624	312	-	188,279
Special Mention	-	-	1,634	-	10	-	-	-	1,644
Substandard[1]	-	-	2,374	619	-	2,381	-	-	5,374
Total multifamily	4,167	56,534	49,847	47,519	13,913	23,005	312	-	195,297

HELOC
Pass	957	3,541	2,448	2,916	1,176	1,500	78,986	-	91,524

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Special Mention	-	-	-	-	-	-	13	-	13
Substandard[1]	29	9	50	67	29	555	889	-	1,628
Total HELOC	986	3,550	2,498	2,983	1,205	2,055	79,888	-	93,165

HELOC - Purchased
Pass	-	-	-	-	-	30,766	-	-	30,766
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	65	49	-	-	-	-	-	114
Total HELOC - purchased	-	65	49	-	-	30,766	-	-	30,880

Other
Pass	258	3,442	1,334	551	737	423	8,835	-	15,580
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	-	340	8	1	-	-	-	349
Total other	258	3,442	1,674	559	738	423	8,835	-	15,929

Total loans
Pass	85,958	512,622	338,623	240,167	161,685	206,238	334,901	-	1,880,194
Special Mention	42	12,221	2,194	3,405	5,748	1,269	8,131	-	33,010
Substandard[1]	1,421	7,950	9,693	3,909	4,757	9,227	7,043	-	44,000
Total loans	$87,421	$532,793	$350,510	$247,481	$172,190	$216,734	$350,075	$-	$1,957,204

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

Credit quality indicators by loan segment at December 31, 2019 were as follows:

December 31, 2019		Special
	Pass	Mention	Substandard[2]	Doubtful	Total
Commercial	$307,948	$13,206	$11,688	$-	$332,842
Leases	119,045	377	329	-	119,751
Commercial real estate - Investor	510,640	4,529	4,926		520,095
Commercial real estate - Owner occupied	330,891	6,657	7,956	-	345,504
Construction	69,355	-	262	-	69,617
Residential real estate - Investor	69,715	-	1,390	-	71,105
Residential real estate - Owner occupied	132,258	134	3,631	-	136,023
Multifamily	187,560	1,710	503	-	189,773
HELOC	89,804	12	1,789	-	91,605
HELOC - Purchased	31,672	-	180		31,852
Other [1]	13,685	-	359	-	14,044
Total, excluding PCI loans	$1,862,573	$26,625	$33,013	$-	$1,922,211
PCI loans, net of purchase accounting adjustments	573	261	7,767	-	8,601
Total	$1,863,146	$26,886	$40,780	$-	$1,930,812

1 The “Other” class includes consumer, overdrafts and net deferred costs.

2 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $585,000 and $831,000 in residential real estate loans in the process of foreclosure as of March 31, 2020, and December 31, 2019, respectively.

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

TDRs that were modified during the period are as follows:

There was no TDR activity for the period ended March 31, 2020.

	TDR Modifications
	Three Months Ended March 31, 2019
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Commercial real estate - owner occupied
Other[1]	1	$58	$58
Residential real estate - owner occupied
HAMP[2]	1	105	9
HELOC
HAMP[2]	1	39	34
Other[1]	1	39	38
Total	4	$241	$139

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended March 31, 2020, and March 31, 2019, for loans that were restructured within the 12 month period prior to default.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2020	2019
Balance at beginning of period	$5,004	$7,175
Property additions, net of acquisition adjustments	491	-
Property improvements	-	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	288	801
Period valuation adjustments	158	-
Other adjustments	-	9
Balance at end of period	$5,049	$6,365

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$6,712	$8,027
Provision for unrealized losses	158	-
Reductions taken on sales	(466)	(152)
Balance at end of period	$6,404	$7,875

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2020	2019
Gain on sales, net	$(23)	$(73)
Provision for unrealized losses	158	-
Operating expenses	102	128
Less:
Lease revenue	-	5
Net OREO expense	$237	$50

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2020	December 31, 2019
Noninterest bearing demand	$702,598	$669,795
Savings	338,134	307,015
NOW accounts	428,419	425,792
Money market accounts	277,018	282,478
Certificates of deposit of less than $100,000	231,704	227,578
Certificates of deposit of $100,000 through $250,000	150,185	151,279
Certificates of deposit of more than $250,000	67,584	62,812
Total deposits	$2,195,642	$2,126,749

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2020, and December 31, 2019.  Junior subordinated debentures are discussed in more detail in Note 8:

	March 31, 2020	December 31, 2019
Securities sold under repurchase agreements	$51,236	$48,693
Other short-term borrowings [1]	6,375	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,297	44,270
Notes payable and other borrowings	26,609	6,673
Total borrowings	$154,290	$205,870

1 Includes short-term FHLBC advances for both periods presented.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $51.2 million at March 31, 2020, and $48.7 million at December 31, 2019.  The fair value of the pledged collateral was $71.2 million at March 31, 2020, and $70.7 million at December 31, 2019.  At March 31, 2020, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2020, the Bank had $6.4 million in short-term advances outstanding under the FHLBC compared to $48.5 million outstanding as of December 31, 2019; the remaining $6.4 million was issued at rates ranging from 2.03% to 2.23%.   The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At March 31, 2020, one advance remains in long-term status, with a total outstanding balance of $6.6 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026.  FHLBC stock held at March 31, 2020 was valued at $3.7 million, and any potential FHLBC advances were collateralized by securities with a fair value of $51.0 million and loans with a principal balance of $568.3 million, which carried a FHLBC-calculated combined collateral value of $481.6 million.  The Company had excess collateral of $344.3 million available to secure borrowings at March 31, 2020.

The Company also has $44.3 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2020 and December 31, 2019.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2020, and December 31, 2019, unamortized debt issuance costs related to the senior notes were $703,000 and $730,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note with a correspondent bank in anticipation of the redemption of the Company’s 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 8 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month Libor plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.   The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Note 8 – Junior Subordinated Debentures

On March 2, 2020, the Company redeemed 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I (“OSBCP”)  and related debentures, which totaled $32.6 million.  These debentures were originally issued in 2003 for a term of 30 years at 7.80%, and subject to regulatory approval, were able to be called in whole or in part by the Company after June 30, 2008.  The Company received regulatory approval to redeem the debentures in early 2020, and notified OSBCP stockholders of the redemption in late January 2020.  Cash disbursed for the redemption, including accrued interest on the debentures, totaled $33.0 million, or $10.13 per OSBCP share.  The OSBCP redemption was funded by cash on hand and the $20 million term note discussed in Note 7 – Borrowings.  Upon redemption of the junior subordinated debentures related to OSBCP in March 2020, the Company recognized the remaining unamortized debt issuance costs of $635,000.

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.40% for the quarter ended March 31, 2020, compared to the rate paid for the quarter ended March 31, 2019, of 4.39%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2020, and December 31, 2019, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and $644,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Plans”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2019 Plan, no further awards were to be granted under the 2014 Plan or any other prior Company equity compensation plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2020, 341,985 shares remained available for issuance under the 2019 Plan.

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

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.  During the first quarter of 2020, there were no stock options granted or exercised, and as of March 31, 2020, there were no stock options outstanding.

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

There were 137,944 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2020. No restricted stock units were issued under the 2014 Plan during the three months ended March 31, 2019.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plans was $735,000 and $578,000 in the first three months of 2020 and 2019, respectively.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2020, is as follows:

	March 31, 2020
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	555,283	$12.85
Granted	137,944	12.26
Vested	(119,452)	11.00
Forfeited	-	-
Unvested at March 31	573,775	$13.09

Total unrecognized compensation cost of restricted awards was $4.0 million as of March 31, 2020, which is expected to be recognized over a weighted-average period of 2.1 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are included below as of March 31:

	Three Months Ended March 31,
	2020	2019
Basic earnings per share:
Weighted-average common shares outstanding	29,929,763	29,845,653
Net income	$275	$8,468
Basic earnings per share	$0.01	$0.28

Diluted earnings per share:
Weighted-average common shares outstanding	29,929,763	29,845,653
Dilutive effect of unvested restricted awards [1]	560,842	497,978
Diluted average common shares outstanding	30,490,605	30,343,631

Net Income	$275	$8,468
Diluted earnings per share	$0.01	$0.28

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2020, the Bank exceeded those thresholds.

At March 31, 2020, the Bank’s Tier 1 capital leverage ratio was 11.36%, a decrease of 114 basis points from December 31, 2019, but is well above the 8.00% objective.  The Bank’s total capital ratio was 14.07%, a decrease of 116 basis points from December 31, 2019, but also well above the objective of 12.00%.  The reduction in the ratios is primarily due to a $30.0 million dividend the Bank paid the Company in March 2020.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2020, and December 31, 2019.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2019, under the heading “Supervision and Regulation.”

At March 31, 2020, and December 31, 2019, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,168	10.85%	$162,044	7.000%	N/A	N/A
Old Second Bank	296,496	12.89	161,014	7.000	$149,513	6.50%
Total capital to risk weighted assets
Consolidated	303,182	13.09	243,194	10.500	N/A	N/A
Old Second Bank	323,510	14.07	241,425	10.500	229,929	10.00
Tier 1 capital to risk weighted assets
Consolidated	276,168	11.93	196,767	8.500	N/A	N/A
Old Second Bank	296,496	12.89	195,517	8.500	184,016	8.00
Tier 1 capital to average assets
Consolidated	276,168	10.57	104,510	4.00	N/A	N/A
Old Second Bank	296,496	11.36	104,400	4.00	130,500	5.00

December 31, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,477	11.14%	$158,020	7.000%	N/A	N/A
Old Second Bank	322,496	14.35	157,315	7.000	$146,078	6.50%
Total capital to risk weighted assets
Consolidated	327,886	14.53	236,944	10.500	N/A	N/A
Old Second Bank	342,280	15.23	235,978	10.500	224,741	10.00
Tier 1 capital to risk weighted assets
Consolidated	308,102	13.65	191,858	8.500	N/A	N/A
Old Second Bank	322,496	14.35	191,026	8.500	179,789	8.00
Tier 1 capital to average assets
Consolidated	308,102	11.93	103,303	4.00	N/A	N/A
Old Second Bank	322,496	12.50	103,199	4.00	128,998	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of March 31, 2020, the capital measures of the Company exclude $5.2 million, which is the Day 1 impact to retained earnings and 25% of the $8.0 million increase in the allowance for credit losses in the first quarter of 2020, excluding PCD loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, and were fully phased in as of January 1, 2019, the Bank must keep a capital conservation buffer of 2.50% above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the first quarter of 2020, we repurchased 312,723 shares of our common stock at a weighted average price of $7.06 per share pursuant to the Repurchase Program.

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

•

The fair value of impaired loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2020, and December 31, 2019, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,152	$-	$-	$4,152
U.S. government agencies	-	7,723	-	7,723
U.S. government agencies mortgage-backed	-	17,255	-	17,255
States and political subdivisions	-	243,938	11,157	255,095
Collateralized mortgage obligations	-	53,403	-	53,403
Asset-backed securities	-	77,727	-	77,727
Collateralized loan obligations	-	34,339	-	34,339
Loans held-for-sale	-	10,049	-	10,049
Mortgage servicing rights	-	-	4,108	4,108
Interest rate swap agreements	-	11,115	-	11,115
Mortgage banking derivatives	-	732	-	732
Total	$4,152	$456,281	$15,265	$475,698

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$16,912	$-	$16,912
Total	$-	$16,912	$-	$16,912

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,036	$-	$-	$4,036
U.S. government agencies	-	8,337	-	8,337
U.S. government agencies mortgage-backed	-	16,588	-	16,588
States and political subdivisions	-	243,756	5,419	249,175
Collateralized mortgage obligations	-	57,984	-	57,984
Asset-backed securities	-	81,844	-	81,844
Collateralized loan obligations	-	66,684	-	66,684
Loans held-for-sale	-	3,061	-	3,061
Mortgage servicing rights	-	-	5,935	5,935
Interest rate swap agreements	-	2,771	-	2,771
Mortgage banking derivatives	-	250	-	250
Total	$4,036	$481,275	$11,354	$496,665

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,974	$-	$5,974
Total	$-	$5,974	$-	$5,974

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(6)	(1,859)
Included in other comprehensive income	(325)	-
Purchases, issuances, sales, and settlements
Purchases	6,100	-
Issuances	-	307
Settlements	(31)	(275)
Ending balance March 31, 2020	$11,157	$4,108

	Three Months Ended March 31, 2019
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2019	$8,165	$7,357
Total gains or losses
Included in earnings	(8)	(721)
Included in other comprehensive income	171	-
Purchases, issuances, sales, and settlements
Purchases	11,325	-
Issuances	-	177
Settlements	(97)	(98)
Ending balance March 31, 2019	$19,556	$6,715

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2020:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$4,108	Discounted Cash Flow	Discount Rate	10.0 - 17.0%	10.1%
			Prepayment Speed	7.0 - 71.8%	20.7%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,935	Discounted Cash Flow	Discount Rate	10.0 - 58.8%	10.1%
			Prepayment Speed	0.0 - 69.0%	14.1%

In addition to the above, Level 3 fair value measurement included $11.2 million for state and political subdivisions representing various local municipality securities at March 31, 2020.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at March 31, 2019, was $19.6 million.  This was classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$23,436	$23,436
Other real estate owned, net[2]	-	-	5,049	5,049
Total	$-	$-	$28,485	$28,485

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $25.3 million and a valuation allowance of $1.9 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $732,000 for the three months ended March 31, 2020.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.0 million, which is made up of the outstanding balance of $12.3 million, net of a valuation allowance of $6.4 million and a participation of $937,000 at March 31, 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$7,435	$7,435
Other real estate owned, net[2]	-	-	5,004	5,004
Total	$-	$-	$12,439	$12,439

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $8.6 million and a valuation allowance of $1.2 resulting in an increase of specific allocations within the allowance for credit losses on loans of $783,000 for the year December 31, 2019.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.0 million, which is made up of the outstanding balance of $12.6 million, net of a valuation allowance of $6.7 million and a participation of $937,000, at December 31, 2019.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For March 31, 2020 and December 31, 2019, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,627	$27,627	$27,627	$-	$-
Interest bearing deposits with financial institutions	45,511	45,511	45,511	-	-
Securities available-for-sale	449,694	449,694	4,152	434,385	11,157
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	10,049	10,049	-	10,049	-
Net loans	1,927,159	1,947,974	-	-	1,947,974
Interest rate swap agreements	11,115	11,115	-	11,115
Interest receivable on securities and loans	9,392	9,392	-	9,392	-

Financial liabilities:
Noninterest bearing deposits	$702,598	$702,598	$702,598	$-	$-
Interest bearing deposits	1,493,044	1,496,968	-	1,496,968	-
Securities sold under repurchase agreements	51,236	51,236	-	51,236	-
Other short-term borrowings	6,375	6,375	-	6,375	-
Junior subordinated debentures	25,773	9,257	-	9,257	-
Senior notes	44,297	42,689	42,689	-	-
Note payable and other borrowings	26,609	27,003	-	27,003	-
Interest rate swap agreements	16,795	16,795	-	16,795	-
Interest payable on deposits and borrowings	1,728	1,728	4	1,724	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,096	$34,096	$34,096	$-	$-
Interest bearing deposits with financial institutions	16,536	16,536	16,536	-	-
Securities available-for-sale	484,648	484,648	4,036	475,193	5,419
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	3,061	3,061	-	3,061	-
Net loans	1,911,023	1,915,531	-	-	1,915,531
Interest rate swap agreements	2,771	2,771	-	2,771	-
Interest receivable on securities and loans	9,697	9,697	-	9,697	-

Financial liabilities:
Noninterest bearing deposits	$669,795	$669,975	$669,975	$-	$-
Interest bearing deposits	1,456,954	1,457,832	-	1,457,832	-
Securities sold under repurchase agreements	48,693	48,693	-	48,693	-
Other short-term borrowings	48,500	48,500	-	48,500	-
Junior subordinated debentures	57,734	51,188	33,614	17,574	-
Senior notes	44,270	46,269	46,269	-	-
Note payable and other borrowings	6,673	7,003	-	7,003	-
Interest rate swap agreements	5,921	5,921	-	5,921	-
Interest payable on deposits and borrowings	1,079	1,079	-	1,079	-

Note 14 – Derivatives, Hedging Activities and Financial Instruments with Off-Balance Sheet Risk

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $625,000 will be reclassified as an increase to interest income and an additional $600,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives with financial counterparties are recognized directly in earnings.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had a net $2.0 million of cash collateral held by one correspondent financial institution to support interest rate swap activity at March 31, 2020; $14.6 million of investment securities were required to be pledged to one correspondent financial institution.  The Bank had $114,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2019; $11.0 million of investment securities were required to be pledged to two correspondent financial institutions.  At March 31, 2020, the notional amount of non-hedging interest rate swaps was $193.4 million with a weighted average maturity of 6.0 years.  At December 31, 2019, the notional amount of non-hedging interest rate swaps was $177.9 million with a weighted average maturity of 5.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2020, and December 31, 2019.

Fair Value of Derivative Instruments

			March 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	2,838	Other Liabilities	8,518
Total derivatives designated as hedging instruments				2,838		8,518

Derivatives not designated as hedging instruments

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with commercial loan customers	350	193,418	Other Assets	8,277	Other Liabilities	8,277
Interest rate lock commitments and forward contracts	46	80,500	Other Assets	732	Other Liabilities	-
Other contracts	4	28,052	Other Assets	-	Other Liabilities	118
Total derivatives not designated as hedging instruments				9,009		8,395

			December 31, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	-	Other Liabilities	3,150
Total derivatives designated as hedging instruments				-		3,150

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	177,872	Other Assets	2,771	Other Liabilities	2,771
Interest rate lock commitments and forward contracts	87	23,667	Other Assets	250	Other Liabilities	-
Other contracts	4	28,176	Other Assets	-	Other Liabilities	53
Total derivatives not designated as hedging instruments				3,021		2,824

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $4.1 million as of March 31, 2020, and $800,000 as of March 31, 2019.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $86,000 and $5,000 for the three months ended March 31, 2020, and March 31, 2019, respectively.

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
•

If certain specified adverse regulatory actions occur, such as the issuance of a Cease and Desist Order, or citations for actions considered Unsafe and Unsound or that may lead to the termination of deposit insurance coverage by the FDIC.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2020, and December 31, 2019.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table is a summary of letter of credit commitments:

	March 31, 2020			December 31, 2019
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$9,381	$9,710	$339	$9,612	$9,951
Commercial standby	-	-	-	-	-	-
Performance standby	571	6,070	6,641	571	6,212	6,783
	900	15,451	16,351	910	15,824	16,734
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$900	$15,518	$16,418	$910	$15,891	$16,801

Unused loan commitments	$112,537	$326,945	$439,482	$111,348	$320,120	$431,468

As of January 1, 2020, we adopted ASU 2016-13, and per CECL guidance, the Company recorded an allowance for credit losses on unfunded commitments of $1.7 million.  As of March 31, 2020, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rate reductions during the first quarter of 2020, and based on that analysis under CECL methodology, the Company recorded a provision for credit losses related to unfunded commitments of $2.5 million.   The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and our financial condition at March 31, 2020, compared to December 31, 2019.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2019.  The results of operations for the three months ended March 31, 2020, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and March 2020 and 2019 amounts are unaudited.

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

Recent Events—COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Illinois and most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential.  In addition, many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business and results of operations.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic has had and is expected to continue to have a significant and adverse effect on our business and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

Temporary Operational Changes

We have taken a number of steps to protect our employees, customers and communities.  As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies (other than by appointment) and are conducting most of our business at this time through drive-thru tellers and through electronic and online means.  In addition, a majority of our workforce is working from home.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  While we did not yet have a significant impact to our financial condition as of March 31, 2020, in the form of incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our provision for credit losses in anticipation of continued market risk and uncertainty at this time.  Our provision for credit losses was $8.0 million for the first quarter of 2020, which was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic and market interest rate reductions.  Our provision for credit losses for periods ending after March 31, 2020 may be materially impacted by the COVID-19 pandemic.

We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses.  As this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio.  Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold as well as reductions in other comprehensive income.  We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

As of March 31, 2020, we had $18.6 million of goodwill.  During the first quarter of 2020, we considered whether a quantitative assessment of our goodwill was required because of the significant economic disruption caused by the COVID-19 pandemic.  At March 31, 2020, we determined no goodwill impairment was required, since the negative market indicators were not observed over a sustained period of time.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

During this unprecedented situation, we have established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  As of May 4, 2020, we had executed 239 of these deferrals on outstanding loan balances of $104.1 million.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.  We have also suspended late fees for consumer loans through June 30, 2020.  We have also paused new foreclosure and repossession actions until June 30, 2020, and will continue to re-evaluate based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We are also participating in the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act). As of May 4, 2020, we had processed 267 loan applications for the SBA Paycheck Protection Program (“PPP”), representing a total of $96.3 million.  We remain ready to continue to fund eligible client requests if Congress appropriates additional funds.

Capital and Liquidity

As of March 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP.  As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

The Federal Reserve Bank has provided a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of our borrowings under the Federal Reserve Bank’s lending facility.  These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

We have also developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management is communicating multiple times each week in structured meetings with key staff to seek to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt and PPP loan fundings, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced growth in total loans in the first quarter of 2020, compared to both the year ended December 31, 2019, and the first quarter of 2019, and we believe we are positioned for further moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment.  While the impact of the COVID-19 pandemic continues to evolve and is not yet known, and regulatory and governmental developments stemming from the economic and social disruption caused by the pandemic have not yet been fully implemented, we realize this pandemic will make it challenging to attain the levels of profitability and growth reflected in the past five years.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended March 31, 2020, compared to the like period ended March 31, 2019:

•	Net income for the first quarter of 2020 was $275,000, or $0.01 per diluted share, compared to $8.5 million, or $0.28 per diluted share, for the first quarter of 2019.

•

Net interest and dividend income was $22.7 million for the first quarter of 2020, compared to $24.0 million for the first quarter of 2019.  The decrease in 2020 was primarily due to the year over year decline in market interest rates, which negatively impacted loan and security income, in spite of growth in our loan portfolio of $54.1 million in the same period.  In addition, the recognition of $635,000 in deferred issuance costs due to the redemption of our trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures reduced net interest and dividend income.

•

A provision for credit losses of $8.0 million was recorded for the first quarter of 2020, consisting of $5.5 million related to loans and $2.5 million related to unfunded commitments, compared to a provision for loan and lease losses of $450,000 in the first quarter of 2019.  We adopted the new CECL accounting standard effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020.  The provision expense recorded in the first quarter of 2020 was impacted by both the new CECL methodology applied and the expected impact, as of March 31, 2020, of the COVID-19 pandemic on future losses.

•

Noninterest income was $6.3 million for the first quarter of 2020, compared to $6.5 million for the first quarter of 2019, a decrease of $160,000, or 2.5%.  The decrease was primarily due to interest rate driven mark to market losses on mortgage servicing rights (“MSRs”) of $2.1 million in the first quarter of 2020, compared to losses of $819,000 in the first quarter of 2019, and a net change in the cash surrender value of bank owned life insurance (“BOLI”) of ($49,000) for the first quarter of 2020, compared to $458,000 in the first quarter of 2019.  Partially offsetting these reductions was an increase in the net gain on sales of mortgage loans of $2.2 million in the first quarter of 2020, compared to $762,000 in the first quarter of 2019, due to the volume of new mortgages and refinancing related to the decline in interest rates in 2020.

•

Noninterest expense was $21.0 million for the first quarter of 2020, compared to $19.2 million for the first quarter of 2019, an increase of $1.8 million, or 9.4%.  The increase in 2020 was primarily due to an increase in salaries and employee benefit expense related to hires in mid-year 2019 within our commercial lending team, as well as growth in occupancy, furniture and equipment expense due to scheduled facilities repairs.

•

The provision for income taxes was a net benefit of $281,000 for the first quarter of 2020, compared to tax expense of $2.4 million for the first quarter of 2019.   The decrease in tax expense of $2.7 million was due to a decrease in pretax income compared to the first quarter of 2019.

•	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining relatively steady at 0.9% as of March 31, 2020, and 0.8% as of March 31, 2019.

•	During the first quarter of 2020, we repurchased 312,723 shares of our common stock at a weighted average price of $7.06 per share pursuant to our stock repurchase program.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Determining the allowance for loan and lease losses has historically been identified as a critical accounting policy. On January 1, 2020, we adopted the new CECL accounting methodology which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost.  Previously, an allowance for loan and lease losses was recognized based on probable incurred losses. The accounting estimates relating to the allowance for credit losses is also a “critical accounting policy” as:

•	changes in the provision for credit losses can materially affect our financial results;
•

estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default; and

•

the allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and

•

considerable judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a discussion of our Allowance for Credit Losses.

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

Results of Operations

Overview

Three months ended March 31, 2020 and 2019

Our pretax losses totaled $6,000 in the first quarter of 2020 compared to pretax income of $10.9 million in the first quarter of 2019.  The decrease of $10.9 million in pretax income for the first quarter of 2020, compared to the like quarter in 2019, was primarily due to the $8.0 million provision for credit losses in the first quarter of 2020, which was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic and market interest rate reductions, which compared to a $450,000 provision for loan and lease losses in the first quarter of 2019.  Our net income was $275,000, or $0.01 per diluted share, for the first quarter of 2020, compared to net income of $8.5 million, or $0.28 per diluted share, for the first quarter of 2019.

The decrease in net income was also driven by a $1.4 million decrease in net interest and dividend income in the first quarter of 2020, compared to the first quarter of 2019, primarily due to the impact of the reduction in market interest rates on loans and securities in the year over year period.  Loan growth of $54.1 million was recorded year over year, but interest income on loans declined $500,000 from the quarter ended March 31, 2019, to March 31, 2020.  Securities available-for-sale decreased $59.4 million as of March 31, 2020, compared to March 31, 2019, which enhanced the reduction in securities related income of $894,000 in the same year over year period.  In addition, our total noninterest income remained relatively static in the first quarter of 2020 compared to the first quarter of 2019, while our noninterest expense increased $1.8 million in the first quarter of 2020, compared to the like quarter in 2019.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the first quarter of 2020, compared to the first quarter of 2019, totaled $49.9 million, primarily from organic growth in our commercial leases, and real estate-commercial portfolios.

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

Our net interest and dividend income decreased by $1.4 million, to $22.7 million, for the first quarter of 2020, from $24.0 million for the first quarter of 2019.  This decline was attributable to the decrease in our interest and dividend income of $1.4 million, or 5.0%, for the first quarter ended March 31, 2020, compared to the first quarter of 2019.  Interest and dividend income for the first quarter of 2020 reflected a decrease of $217,000, or 0.8%, compared to the fourth quarter of 2019.

Average earning assets for the three months ended March 31, 2020, were $2.5 billion, reflecting an increase of $32.4 million, or 1.3%, compared to the fourth quarter of 2019, and an increase of $19.7 million, or 0.8%, compared to the first quarter of 2019.  Total average loans, including loans held-for-sale, totaled $1.95 billion in the first quarter of 2020, which reflected an increase of $42.1 million compared to the fourth quarter of 2019, and an increase of $49.9 million compared to the first quarter of 2019.  The growth in average loan balances, due to an increase in commercial, lease and real estate-commercial loans stemming from organic growth, was offset by the reduction in market interest rates over the past year, which resulted in a decrease in interest income of $490,000 related to loans in the year over year period.  For the first quarter of 2020, the yield on average loans decreased to 4.89%, compared to the yield on average loans of 4.92% for the fourth quarter of 2019 and 5.16% for the first quarter of 2019.  Securities also reflected a reduction in yields, due to both decreases in market interest rates over the past year and volumes used to fund loan growth.  Total average securities for the first quarter of 2020 decreased $10.1 million from the fourth quarter of 2019, and decreased $37.8 million from the first quarter of 2019.  The yield on average securities declined to 3.39% for the first quarter of 2020, compared to 3.41% for the fourth quarter of 2019 and 4.00% for first quarter of 2019.

Average interest bearing liabilities increased $18.6 million, or 1.1%, in the first quarter of 2020, compared to the fourth quarter of 2019, but decreased $109.8 million, or 6.2%, compared to the first quarter of 2019.  The growth in average interest bearing deposits of $26.1 million from the prior quarter was due to seasonal deposit fluctuations from income tax refunds, commercial deposit build for projects to be deployed later in the year, and uncertainty in the market due to the COVID-19 pandemic. The reduction in average interest bearing deposits of $26.4 million from the prior year period was more than offset by an increase in noninterest bearing deposits for the same period of $51.3 million, as market interest rate reductions over the past year have provided less incentive to maintain funds in interest bearing deposits.

Average other short-term borrowings, which primarily consist of FHLBC advances, decreased $5.7 million in the first quarter of 2020, compared to the fourth quarter of 2019, and decreased $75.3 million compared to the first quarter of 2019.  The average rate paid on short-term FHLBC advances was impacted by the reduction in interest rates in the first quarter of 2020, resulting in an average rate of 1.90% for the first quarter of 2020, compared to 1.99% for the fourth quarter of 2019 and 2.50% for the first quarter of 2019.  As of

March 31, 2020, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.6 million we acquired in our acquisition of ABC Bank, and a $20.0 million term note with a correspondent bank originated in the first quarter of 2020 to fund our redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures of $32.6 million.  This redemption occurred in March 2020 and resulted in an increase in the cost of the average junior subordinated debentures for the first quarter of 2020 due to the recognition of the remaining unamortized deferred issuance costs of $635,000.  The rate paid on the redeemed junior subordinated debentures was 7.8%, in comparison to the rate to be paid going forward on the newly executed $20.0 million term note of one month Libor plus 175 basis points.

Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 3.77% for the first quarter of 2020, reflecting a nine basis point decrease from the fourth quarter of 2019, and a 32 basis point decrease from the first quarter of 2019.  The average tax-equivalent yield on earning assets decreased to 4.55% for the first quarter of 2020, compared to 4.59% for the fourth quarter of 2019, and 4.90% for the first quarter of 2019.  The decreases in net interest margin and the yield on average earning assets for the first quarter of 2020, compared to the fourth quarter of 2019, was primarily attributable to a decline in security volumes and interest rate reductions which impacted loans and securities in the first quarter of 2020.  The cost of funds on interest bearing liabilities was 1.17% for the first quarter of 2020, 1.09% for the fourth quarter of 2019, and 1.12% for the first quarter of 2019.  The increase in our cost of funds in the first quarter of 2020 compared to the fourth quarter of 2019 and the first quarter of 2019, was primarily driven by the redemption of our junior subordinated debentures and the resulting recognition of $635,000 of deferred issuance costs in March 2020, partially offset by a decline in the volume and rates paid on short-term borrowings.

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

The following tables set forth certain information relating to our average consolidated balance sheet and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2020 and 2019 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$27,989	$75	1.08	$27,720	$115	1.65	$18,842	$114	2.45
Securities:
Taxable	273,429	2,163	3.18	285,437	2,323	3.23	236,882	2,414	4.13
Non-taxable (TE)[1]	202,289	1,842	3.66	200,365	1,857	3.68	276,609	2,656	3.89
Total securities (TE)[1]	475,718	4,005	3.39	485,802	4,180	3.41	513,491	5,070	4.00
Dividends from FHLBC and FRBC	9,917	125	5.07	9,763	143	5.81	11,463	149	5.27
Loans and loans held-for-sale[1,2]	1,945,383	23,636	4.89	1,903,290	23,623	4.92	1,895,512	24,126	5.16
Total interest earning assets	2,459,007	27,841	4.55	2,426,575	28,061	4.59	2,439,308	29,459	4.90
Cash and due from banks	32,549	-	-	34,417	-	-	33,749	-	-
Allowance for credit losses on loans	(23,507)	-	-	(20,063)	-	-	(19,235)	-	-
Other noninterest bearing assets	172,712	-	-	173,249	-	-	181,767	-	-
Total assets	$2,640,761			$2,614,178			$2,635,589

Liabilities and Stockholders' Equity
NOW accounts	$422,065	$233	0.22	$417,198	$300	0.29	$448,518	$379	0.34
Money market accounts	280,828	236	0.34	288,376	285	0.39	299,305	270	0.37
Savings accounts	322,618	166	0.21	305,374	121	0.16	307,740	122	0.16
Time deposits	448,763	1,766	1.58	437,236	1,805	1.64	445,076	1,618	1.47
Interest bearing deposits	1,474,274	2,401	0.66	1,448,184	2,511	0.69	1,500,639	2,389	0.65
Securities sold under repurchase agreements	47,825	116	0.98	45,146	146	1.28	45,157	149	1.34
Other short-term borrowings	23,069	109	1.90	28,772	144	1.99	98,328	606	2.50
Junior subordinated debentures	47,200	1,364	11.62	57,728	933	6.41	57,692	927	6.52
Senior notes	44,284	673	6.11	44,258	673	6.03	44,171	672	6.17
Notes payable and other borrowings	14,762	130	3.54	8,768	72	3.26	15,273	116	3.08
Total interest bearing liabilities	1,651,414	4,793	1.17	1,632,856	4,479	1.09	1,761,260	4,859	1.12
Noninterest bearing deposits	676,755	-	-	678,136	-	-	625,423	-	-
Other liabilities	28,490	-	-	28,026	-	-	13,750	-	-
Stockholders' equity	284,102	-	-	275,160	-	-	235,156	-	-
Total liabilities and stockholders' equity	$2,640,761			$2,614,178			$2,635,589
Net interest income (GAAP)		$22,658			$23,189			$24,037
Net interest margin (GAAP)			3.71			3.79			4.00

Net interest income (TE)[1]		$23,048			$23,582			$24,600
Net interest margin (TE)[1]			3.77			3.86			4.09
Interest bearing liabilities to earning assets	67.16%			67.29%			72.20%

 1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020 and 2019. See the discussion entitled “Non-GAAP Presentations” below and the table on page 46 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 46, and includes fees of $294,000, $397,000 and $229,000 for the first quarter of 2020, the fourth quarter of 2019, and the first quarter of 2019, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2020 and 2019 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2020	2019	2019
(Dollars in thousands)

Interest income (GAAP)	$27,451	$27,668	$28,896
Taxable-equivalent adjustment:
Loans	3	3	5
Securities	387	390	558
Interest and dividend income (TE)	27,841	28,061	29,459
Interest expense (GAAP)	4,793	4,479	4,859
Net interest income (TE)	$23,048	$23,582	$24,600
Net interest income (GAAP)	$22,658	$23,189	$24,037
Average interest earning assets	$2,459,007	$2,426,575	$2,439,308
Net interest margin (GAAP)	3.71%	3.79%	4.00%
Net interest margin (TE)	3.77%	3.86%	4.09%

Noninterest Income

The following table details the major components of noninterest income for the periods presented:

				1st Quarter 2020
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	4th Quarter	1st Quarter
	2020	2019	2019	2019	2019
Trust income	$1,532	$1,700	$1,486	(9.9)	3.1
Service charges on deposits	1,726	1,874	1,862	(7.9)	(7.3)
Residential mortgage banking revenue
Secondary mortgage fees	270	151	136	78.8	98.5
Mortgage servicing rights mark to market (loss) gain	(2,134)	240	(819)	N/M	(160.6)
Mortgage servicing income	468	473	457	(1.1)	2.4
Net gain on sales of mortgage loans	2,246	1,113	762	101.8	194.8
Total residential mortgage banking revenue	850	1,977	536	(57.0)	58.6
Securities gain, net	(24)	35	27	(168.6)	N/M
Change in cash surrender value of BOLI	(49)	370	458	(113.2)	(110.7)
Death benefit realized on BOLI	-	872	-	N/M	N/M
Card related income	1,287	1,428	1,285	(9.9)	0.2
Other income	1,000	986	828	1.4	20.8
Total noninterest income	$6,322	$9,242	$6,482	(31.6)	(2.5)

N/M - Not meaningful

Noninterest income for the first quarter of 2020 decreased $2.9 million, or 31.6%, compared to the fourth quarter of 2019, and decreased $160,000, or 2.5%, compared to the first quarter of 2019.

The $2.9 million decrease in noninterest income in the first quarter of 2020, compared to the fourth quarter of 2019, was driven primarily by $2.1 million of mark to market losses on MSRs in the first quarter of 2020 due to market interest rate reductions, a $168,000 decrease in trust income due to a reduction in the value of assets under management due to market interest rate declines, $49,000 in market interest rate-driven losses on the cash surrender value of BOLI in the first quarter of 2020, and a $872,000 BOLI death benefit recorded in the fourth quarter of 2019 that was not repeated in the first quarter of 2020. These variances were partially offset by a $1.1 million increase in net gain on sales of mortgage loans in the first quarter of 2020 compared to the fourth quarter of 2019.

Noninterest income decreased $160,000, or 2.5%, in the year over year period, primarily driven by $2.1 million of mark to market losses on MSRs in the first quarter of 2020, compared to $819,000 of losses in the first quarter of 2019.  Partially offsetting the year over year losses was growth in trust income of $46,000, secondary mortgage fees of $134,000, net gain on the sale of mortgage loans of $1.5 million, and other income of $172,000.  The increase in other income for the first quarter of 2020, compared to the first quarter of 2019, was primarily attributable to an increase in commercial loan interest rate swap fees of $147,000.

Noninterest Expense

The following table details the major components of noninterest expense for the periods presented:

				1st Quarter 2020
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	4th Quarter	1st Quarter
	2020	2019	2019	2019	2019
Salaries	$9,761	$9,315	$8,634	4.8	13.1
Officers incentive	958	680	882	40.9	8.6
Benefits and other	2,199	1,613	2,096	36.3	4.9
Total salaries and employee benefits	12,918	11,608	11,612	11.3	11.2
Occupancy, furniture and equipment expense	2,301	2,140	1,989	7.5	15.7
Computer and data processing	1,335	1,285	1,332	3.9	0.2
FDIC insurance	57	-	174	100.0	(67.2)
General bank insurance	246	246	250	-	(1.6)
Amortization of core deposit intangible asset	128	129	132	(0.8)	(3.0)
Advertising expense	109	250	234	(56.4)	(53.4)
Card related expense	532	596	355	(10.7)	49.9
Legal fees	131	195	126	(32.8)	4.0
Other real estate owned expense, net	237	99	50	N/M	N/M
Other expense	3,008	3,280	2,940	(8.3)	2.3
Total noninterest expense	$21,002	$19,828	$19,194	5.9	9.4
Efficiency ratio (GAAP)[1]	66.28%	62.65%	60.72%
Adjusted efficiency ratio (non-GAAP)[2]	65.48%	61.24%	59.42%

N/M - Not meaningful

1  The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 48 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense increased $1.2 million, or 5.9%, for the first quarter of 2020, compared to the fourth quarter of 2019, and increased $1.8 million, or 9.4%, compared to the first quarter of 2019.

The $1.2 million increase in noninterest expense in the first quarter of 2020, compared to the fourth quarter of 2019, is primarily attributable to a $1.3 million increase in salaries and employee benefits, a $161,000 increase in occupancy, furniture and equipment expense, and a $138,000 increase in other real estate owned expense primarily due to a valuation writedown on one property, which was partially offset by decreases of $141,000 in advertising expense and $272,000 in other expense. Other expense decreased in the first quarter of 2020, compared to the fourth quarter of 2019, due to a market interest rate driven decline in the valuation of deferred director compensation and a reduction in consulting fees.

The $1.8 million increase in noninterest expense in the first quarter of 2020, compared to the first quarter of 2019, is primarily attributable to growth in our commercial lending team in mid-2019, which resulted in higher salaries and employee benefits in the first quarter of 2020.  In addition, repairs and planned maintenance on bank owned properties occurred in the first quarter of 2020, which resulted in higher occupancy, furniture and equipment expense. Card related expense also increased year over year due to growth in transactional volumes and system upgrades, as well as other real estate owned expense due to property valuation writedowns in 2020.  Partially offsetting the year over year increases were decreases in FDIC insurance and advertising expense.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
Efficiency Ratio / Adjusted Efficiency Ratio	2020	2019	2019	2020	2019	2019
(Dollars in thousands)

Noninterest expense	$21,002	$19,828	$19,194	$21,002	$19,828	$19,194
Less amortization of core deposit	128	129	132	128	129	132
Less other real estate expense, net	237	99	50	237	99	50
Noninterest expense less adjustments	$20,637	$19,600	$19,012	$20,637	$19,600	$19,012

Net interest income	$22,658	$23,189	$24,036	$22,658	$23,189	$24,036
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	3	3	5
Securities	N/A	N/A	N/A	387	390	558
Net interest income including adjustments	22,658	23,189	24,036	23,048	23,582	24,599
Noninterest income	6,322	9,242	6,482	6,322	9,242	6,482
Less death benefit related to BOLI	-	872	-	-	872	-
Less securities (losses) gains, net	(24)	35	27	(24)	35	27
Less MSRs mark to market (loss) gain	(2,134)	240	(819)	(2,134)	240	(819)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	(13)	330	122
Noninterest income (less) / including adjustments	8,480	8,095	7,274	8,467	8,425	7,396

Net interest income including adjustments plus noninterest income (less) / including adjustments	$31,138	$31,284	$31,310	$31,515	$32,007	$31,995
Efficiency ratio / Adjusted efficiency ratio	66.28%	62.65%	60.72%	65.48%	61.24%	59.42%

Income Taxes

We recorded a tax benefit of $281,000 on $6,000 of pretax loss for the first quarter of 2020, compared to income tax expense of $2.9 million on $12.5 million of pretax income in the fourth quarter of 2019, and $2.4 million of income tax expense on $10.9 million of pretax income in the first quarter of 2019.  The effective tax rate for the first quarter of 2020 was not meaningful, due to the low level of pretax net loss, compared to an effective tax rate of 23.4% for the fourth quarter of 2019, and 22.1% for the first quarter of 2019.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended March 31, 2020.  We had no valuation reserve on the deferred tax assets as of March 31, 2020.

Financial Condition

Total assets increased $21.3 million from $2.64 billion at December 31, 2019, to $2.66 billion at March 31, 2020, due primarily to an increase in cash and cash equivalents of $22.5 million, and loan growth of $26.4 million, partially offset by a reduction of $35.0 million in securities available-for-sale.  Total deposits were $2.20 billion at March 31, 2020, an increase of $68.9 million from December 31, 2019, primarily due to increases in noninterest bearing demand accounts, savings accounts, and time deposits.

				March 31, 2020
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2019	2019
Securities available-for-sale, at fair value
U.S. Treasuries	$4,152	$4,036	$3,960	2.9	4.8
U.S. government agencies	7,723	8,337	10,360	(7.4)	(25.5)
U.S. government agencies mortgage-backed	17,255	16,588	15,306	4.0	12.7
States and political subdivisions	255,095	249,175	281,172	2.4	(9.3)
Collateralized mortgage obligations	53,403	57,984	64,330	(7.9)	(17.0)
Asset-backed securities	77,727	81,844	70,811	(5.0)	9.8
Collateralized loan obligations	34,339	66,684	63,151	(48.5)	(45.6)
Total securities	$449,694	$484,648	$509,090	(7.2)	(11.7)

Available-for-sale security sales during the three months ended March 31, 2020, totaled $18.1 million and primarily consisted of collateralized loan obligations, whereas purchases during the three month period of 2020 totaled $6.1 million and were primarily tax exempt state and political subdivisions securities.  During the first quarter of 2020 security sales resulted in net realized losses of $24,000, compared to $27,000 of security gains, net, for the three months ended March 31, 2019.

Loans

Total loans were $1.96 billion as of March 31, 2020, an increase of $26.4 million from December 31, 2019.  The increase in total loans in the first three months of 2020 was due primarily to organic growth in our commercial, leases, construction, and multifamily loan portfolios, partially offset by reductions in our commercial real estate-investor, residential real estate-investor, and residential real estate-owner occupied portfolios.  Total loans increased $54.1 million from March 31, 2019, to March 31, 2020, due primarily to organic loan growth in our commercial, leases, commercial real estate-investor, and multifamily portfolios, partially offset by reductions in our commercial real estate-owner occupied, construction, residential real estate-owner occupied, and HELOC-purchased portfolios. As required by CECL, the balance (or amortized cost basis) of PCD loans are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses.  Accordingly, at January 1, 2020, $2.5 million of purchase accounting adjustments related to PCD loans were reclassified to the allowance for credit losses from loans, resulting in an increase to total PCD loans.

				March 31, 2020
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2019	2019
Commercial	$364,626	$332,842	$324,450	9.5	12.4
Leases	126,237	119,751	87,730	5.4	43.9
Commercial real estate - Investor	503,905	520,095	472,839	(3.1)	6.6
Commercial real estate - Owner occupied	349,595	345,504	363,065	1.2	(3.7)
Construction	78,159	69,617	94,787	12.3	(17.5)
Residential real estate - Investor	69,429	71,105	69,790	(2.4)	(0.5)
Residential real estate - Owner occupied	129,982	136,023	139,598	(4.4)	(6.9)
Multifamily	195,297	189,773	190,478	2.9	2.5
HELOC	93,165	91,605	91,809	1.7	1.5
HELOC - Purchased	30,880	31,852	42,050	(3.1)	(26.6)
Other [1]	15,929	12,258	14,018	29.9	13.6
Total loans, excluding deferred loan costs and PCI Loans	1,957,204	1,920,425	1,890,614	1.9	3.5
Net deferred loan costs	-	1,786	1,681	(100.0)	(100.0)
Total loans, excluding PCI loans	1,957,204	1,922,211	1,892,295	1.8	3.4
PCI loans, net of purchase accounting adjustments	-	8,601	10,851	(100.0)	(100.0)
Total loans	$1,957,204	$1,930,812	$1,903,146	1.4	2.8

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 74.1% of the portfolio as of March 31, 2020, compared to 75.4% of the portfolio as of

December 31, 2019.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. During the first quarter of 2020, we adopted ASU 2016-13, or CECL.

We recorded a $5.5 million provision for credit losses on loans for the first quarter of 2020, compared to a $450,000 provision for loan and lease losses for the first quarter of 2019.  In the first quarter of 2020, we determined provision expense was necessary at a level higher than our net charge-offs for the quarter, which were $1.1 million, due to the guidance under the newly adopted CECL methodology, which requires a provision based on future expected credit losses, as compared to the previously used incurred loss model.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans.  In addition, a separate allowance for credit losses on unfunded commitments of $1.7 million was established under CECL guidelines as of January 1, 2020, and $2.5 million of provision for credit losses on unfunded commitments was recorded as of March 31, 2020.  The significant increase in the total provision for credit losses stems from our CECL model calculations due to the COVID-19 pandemic and market interest rate reductions.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $6.0 million at March 31, 2020, to $21.8 million from $15.8 million at December 31, 2019.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.1% as of March 31, 2020, from 0.8% as of December 31, 2019, and March 31, 2019.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2020
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December	March 31,	December	March 31,
	2020	2019	2019	2019	2019
Commercial	$2,418	$2,247	$-	7.6	N/M
Leases	187	410	114	(54.4)	64.0
Commercial real estate - Investor	1,809	2,092	6,503	(13.5)	(72.2)
Commercial real estate - Owner occupied	7,436	5,180	2,422	43.6	207.0
Construction	2,800	93	104	N/M	N/M
Residential real estate - Investor	859	788	337	9.0	154.9
Residential real estate - Owner occupied	4,736	3,169	3,665	49.4	29.2
Multifamily	69	68	-	1.5	N/M
HELOC	1,400	1,603	1,707	(12.7)	(18.0)
HELOC - Purchased	114	180	54	(36.7)	111.1
Other [1]	9	19	31	(52.6)	(71.0)
Total nonperforming loans	$21,837	$15,849	$14,937	37.8	46.2

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2020	Total[1]	2019	Total[1]	2019	Total[1]
Commercial	$85	7.6	$(18)	(150.0)	$(18)	(12.9)
Leases	-	-	2	16.7	-	-
Commercial real estate - Investor	(8)	(0.7)	(635)	N/M	124	88.6
Commercial real estate - Owner occupied	1,108	98.8	585	N/M	84	60.0
Construction	-	-	1	8.3	1	0.7
Residential real estate - Investor	(21)	(1.9)	15	125.0	(10)	(7.1)
Residential real estate - Owner occupied	(22)	(2.0)	72	600.0	(14)	(10.0)
Multifamily	-	-	(7)	(58.3)	(8)	(5.7)
HELOC	(58)	(5.2)	(53)	(441.7)	(46)	(32.9)
HELOC - Purchased	-	-	-	-	-	-
Other [2]	38	3.4	50	416.7	27	19.3
Net charge-offs	$1,122	100.0	$12	100.0	$140	100.0

N/M - Not meaningful

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs of $1.1 million were recorded for the first quarter of 2020, compared to net charge-offs of $12,000 for the fourth quarter of 2019, and $140,000 for the first quarter of 2019, reflecting continuing management attention to credit quality and remediation efforts.  The growth in net charge-offs for the first quarter of 2020 was primarily due to one large charge-off related to a nonperforming note sale.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				March 31, 2020
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2019	2019
Commercial	$11,260	$11,688	$7,075	(3.7)	59.2
Leases	264	329	114	(19.8)	131.6
Commercial real estate - Investor	6,073	4,926	11,748	23.3	(48.3)
Commercial real estate - Owner occupied	10,504	7,956	11,553	32.0	(9.1)
Construction	2,414	262	2,589	821.4	(6.8)
Residential real estate - Investor	1,452	1,390	991	4.5	46.5
Residential real estate - Owner occupied	4,568	3,631	4,728	25.8	(3.4)
Multifamily	5,374	503	487	968.4	N/M
HELOC	1,628	1,789	1,912	(9.0)	(14.9)
HELOC - Purchased	114	180	54	(36.7)	111.1
Other [1]	349	359	28	(2.8)	N/M
Total classified loans, excluding PCI loans	44,000	33,013	41,279	33.3	6.6
Other real estate owned	5,049	5,004	6,365	0.9	(20.7)
Total classified assets, excluding PCI loans	49,049	38,017	47,644	29.0	2.9
PCI, net of purchase accounting adjustments	-	8,601	10,851	(100.0)	(100.0)
Total classified assets	$49,049	$46,618	$58,495	5.2	(16.1)

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

Total classified loans increased as of March 31, 2020, from the levels at December 31, 2019, and March, 31, 2019, primarily due to inclusion of PCD loans in their respective segments at March 31, 2020.  Total classified assets, including PCI loans, reflected an increase as of March 31, 2020, compared to the level at December 31, 2019 but a decline from the level one year ago.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for credit losses on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 15.26% for the period ended March 31, 2020, compared to 11.11% as of December 31, 2019, and 14.91% as of March 31, 2019.  The increase in the classified assets ratio for period ended March 31, 2020, compared to March 31, 2019, is also due to the inclusion of the PCD loans in their respective segments within the calculation which were previously excluded.  The increase in total PCD loans as of March 31, 2020, of $11.0 million compared to December 31, 2019, is due to the January 1, 2020, reclassification of the credit-related component of the purchase accounting adjustments carried on the loans previously referred to as PCI loans to the allowance for credit losses, per CECL guidance.  The PCD balance of $11.0 million is included within total classified assets, as applicable, under CECL guidance.

Allowance for Credit Losses on Loans

Upon adoption of CECL on January 1, 2020, (Day One), we recognized an increase in our ACL on outstanding loans of $5.9 million and an increase in our allowance for credit losses on unfunded commitments of $1.7 million as a cumulative effect adjustment from change in accounting policies.  Approximately $2.5 million of the increase to the ACL resulted from the transfer of the non-accretable purchase accounting adjustments on PCD loans.  The Day One adjusting entries resulted in a $3.8 million reduction to retained earnings, and a deferred tax asset adjustment of $1.4 million.  At March 31, 2020, the ACL on loans totaled $30.0 million, and the allowance for credit losses on unfunded commitments, included in other liabilities, totaled $4.2 million.  This reserve build was driven by the $8.0 million provision expense in the first quarter of 2020, augmented by the previously mentioned impact from CECL adoption on January 1, 2020.  The total increase in the allowance for credit losses reflects forecasted credit deterioration due to the COVID-19 pandemic.  Our allowance for credit losses on loans to total loans was 1.5% as of March 31, 2020, compared to 1.0% at both December 31, 2019, and March 31, 2019.

See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Allowance at beginning of period	$19,789	$19,651	$19,006
Charge-offs:
Commercial	97	10	12
Leases	-	2	-
Commercial real estate - Investor	13	-	144
Commercial real estate - Owner occupied	1,109	587	87
Construction	-	1	-
Residential real estate - Investor	-	-	6
Residential real estate - Owner occupied	1	97	12
Multifamily	-	-	-
HELOC	83	40	-
HELOC - Purchased	-	-	-
Other [1]	98	98	84
Total charge-offs	1,401	835	345
Recoveries:
Commercial	12	28	30
Leases	-	-	-
Commercial real estate - Investor	21	635	20
Commercial real estate - Owner occupied	1	2	3
Construction	-	-	(1)
Residential real estate - Investor	21	(15)	16
Residential real estate - Owner occupied	23	25	26
Multifamily	-	7	8
HELOC	141	93	46
HELOC - Purchased	-	-	-
Other [1]	60	48	57
Total recoveries	279	823	205
Net charge-offs	1,122	12	140
Adoption of ASU 326	5,879	-	-
Provision for credit losses on loans	5,499	150	450
Allowance at end of period	$30,045	$19,789	$19,316

Average total loans (exclusive of loans held-for-sale)	$1,941,760	$1,899,849	$1,893,659
Net charge-offs / (recoveries) to average loans	0.06%	0.00%	0.01%
Allowance at period end to average loans	1.55%	1.04%	1.02%

Ending balance: Individually evaluated for impairment	$1,867	$1,212	$222
Ending balance: Collectively evaluated for impairment	$28,178	$18,577	$19,094

1 The “Other” class includes consumer and overdrafts.

The coverage ratio of the allowance for credit losses on loans to nonperforming loans was 137.6% as of March 31, 2020, which was an increase from the coverage ratio of 124.9% as of December 31, 2019, and an increase from 129.3% as of March 31, 2019.  When measured as a percentage of average loans, our total allowance for credit losses on loans was 1.55% as of March 31, 2020, and 1.02% as of March 31, 2019.  This increase was driven by the adoption of CECL as of January 1, 2020.

We recorded PCD loans (formerly PCI loans), which refers to loans that showed evidence of deteriorated credit quality upon purchase, in our acquisition of ABC Bank.  PCD loans totaled $11.0 million, net of purchase accounting adjustments, as of March 31, 2020, and the credit-related component of the purchase accounting adjustments on these loans, which totaled $2.5 million, was reclassified to allowance for credit losses on loans, per CECL guidance, on January 1, 2020.  We perform re-estimations of cash flows on our PCD loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for credit losses during the period.

In management’s judgment, adequate allowance for credit losses has been established that is sufficient to encompass the current view of lifetime expected credit losses at March 31, 2020, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

Other Real Estate Owned

As of March 31, 2020, OREO totaled $5.0 million, reflecting no material change from the $5.0 million at December 31, 2019, and $6.4 million at March 31, 2019.  There were two property additions which totaled $491,000 to the OREO portfolio in the first quarter of 2020.  The net book value of four property disposals in the first quarter of 2020 totaled $288,000.  Four valuation write-downs occurred in the first quarter of 2020 with an expense total of $158,000, compared to $519,000 of OREO valuation write-downs in the fourth quarter of 2019, and no valuation write-downs recorded in the first quarter of 2019.

				March 31, 2020
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2019	2019
Balance at beginning of period	$5,004	$4,682	$7,175	6.9	(30.3)
Property additions, net of acquisition adjustments	491	567	-	(13.4)	NM
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	288	125	801	130.4	(64.0)
Period valuation adjustments	158	120	-	31.7	N/M
Other adjustments	-	-	9	N/M	N/M
Balance at end of period	$5,049	$5,004	$6,374	0.9	(20.8)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $3.7 million, or approximately 73.1% of total OREO at March 31, 2020, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years, with one exception.  One parcel of raw land remains challenging to dispose of, and, while not material in value, remains held as OREO in excess of the time allowed per regulatory guidance.

OREO Properties by Type
(Dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$450	9%	$174	3%	$882	14%
Lots (single family and commercial)	3,747	74%	3,945	79%	4,310	68%
Vacant land	41	1%	41	1%	470	7%
Commercial property	811	16%	844	17%	703	11%
Total other real estate owned	$5,049	100%	$5,004	100%	$6,365	100%

Deposits and Borrowings

				March 31, 2020
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2020	2019	2019	2019	2019
Noninterest bearing demand	$702,598	$669,795	$629,909	4.9	11.5
Savings	338,134	307,015	314,029	10.1	7.7
NOW accounts	428,419	425,792	449,288	0.6	(4.6)
Money market accounts	277,018	282,478	297,899	(1.9)	(7.0)
Certificates of deposit of less than $100,000	231,704	227,578	224,899	1.8	3.0
Certificates of deposit of $100,000 through $250,000	150,185	151,279	145,397	(0.7)	3.3
Certificates of deposit of more than $250,000	67,584	62,812	62,091	7.6	8.8
Total deposits	$2,195,642	$2,126,749	$2,123,512	3.2	3.4

Total deposits were $2.2 billion at March 31, 2020, which reflects a $68.9 million increase from total deposits of $2.13 billion at December 31, 2019, and an increase of $72.1 million from the $2.12 billion at March 31, 2019.  The increase in deposits at March 31,

2020, compared to December 31, 2019, was due primarily to increases in noninterest bearing demand, savings, NOW accounts, and certificates of deposit of less than $100,000 and more than $250,000.  The increase in deposits in the year over year period was primarily due to noninterest bearing demand deposits of $72.7 million, or 11.5%, an increase in savings accounts of $24.1 million, or 7.7%, and an aggregate increase in time deposits of $17.1 million, or 4.0%.  These increases in the year over year period were partially offset by an aggregate decrease in NOW and money market deposits of $41.8 million, or 5.6%.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $51.2 million at March 31, 2020, a $2.5 million, or 5.2%, increase from $48.7 million at December 31, 2019, and an $8.9 million, or 21.0%, increase from March 31, 2019.  We also recorded short-term borrowings of $6.4 million from the FHLBC at March 31, 2020, as compared to $48.5 million in short-term borrowings at December 31, 2019, and $85.0 million at March 31, 2019.  Our notes payable and other borrowings is comprised of one remaining $6.6 million long-term FHLBC advance acquired in our ABC Bank acquisition, which matures on February 20, 2026.  In addition, notes payable and other borrowings includes a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate in the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $26.6 million as of March 31, 2020, increased $19.9 million from December 31, 2019, and increased $13.4 million from March 31, 2019.  All prior period balances were comprised solely of long-term FHLBC advances acquired with the ABC Bank acquisition in 2018.

The Company is indebted on senior notes totaling $44.3 million, net of deferred issuance costs, as of March 31, 2020.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.40% as of March 31, 2020, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.  The Company also redeemed $32.6 million of trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust I, on March 2, 2020, as noted above.  The cash paid at redemption of $33.0 million included accrued interest of $438,000 on the debentures, and resulted in a payment of $10.13 per preferred share.

Capital

As of March 31, 2020, total stockholders’ equity was $265.8 million, which was a decrease of $12.1 million from $277.9 million as of December 31, 2019.  This decrease is attributable to a decline in accumulated other comprehensive income of $6.4 million in the first quarter of 2020 due to an increase in unrealized losses on available-for-sale securities and swaps, and a reduction to retained earnings of $3.8 million upon the adoption of ASU 2016-13 (CECL) as of January 1, 2020.  In addition, our treasury stock increased $2.4 million in the first quarter of 2020, primarily due to repurchases of our common shares pursuant to our stock repurchase program, and we paid $300,000 of dividends to our common stockholders in the three months ended March 31, 2020.  Net income was $275,000 for the first three months of 2020.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, in which we may repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock by September 2020, through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases are anticipated to be funded by our cash on hand.  During the first quarter of 2020, we repurchased 312,723 shares of our common stock at a weighted average price of $7.06 per share pursuant to our stock repurchase program

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2020	2019	2019
The Company
Common equity tier 1 capital ratio	7.00%	N/A	10.85%	11.14%	9.75%
Total risk-based capital ratio	10.50%	N/A	13.09%	14.53%	13.17%
Tier 1 risk-based capital ratio	8.50%	N/A	11.93%	13.65%	12.30%
Tier 1 leverage ratio	4.00%	N/A	10.57%	11.93%	10.44%

The Bank

Common equity tier 1 capital ratio	7.00%	6.50%	12.89%	14.35%	13.60%
Total risk-based capital ratio	10.50%	10.00%	14.07%	15.23%	14.47%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.89%	14.35%	13.60%
Tier 1 leverage ratio	4.00%	5.00%	11.36%	12.50%	11.54%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of March 31, 2020, the capital measures of the Company exclude $5.2 million, which is the Day 1 impact to retained earnings, and 25% of the $8.0 million increase in the allowance for credit losses in the first quarter of 2020, excluding PCD loans.

As of March 31, 2020, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.54% at December 31, 2019, to 10.00% at March 31, 2020.  Our GAAP tangible common equity to tangible assets ratio was 9.28% at March 31, 2020, compared to 9.81% as of December 31, 2019.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.83% at December 31, 2019, to 9.30% at March 31, 2020.

In November 2019, the federal banking agencies published final rules to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, which we refer to as the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework.  The final rule became effective on January 1, 2020.  We do not have any immediate plans to elect to use the community bank leverage ratio framework, but may make such an election in the future.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2020		December 31, 2019
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$265,777	$265,777	$277,864	$277,864
Less: Goodwill and intangible assets	21,147	21,147	21,275	21,275
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	508	N/A	534
Adjusted goodwill and intangible assets	21,147	20,639	21,275	20,741
Tangible common equity	$244,630	$245,138	$256,589	$257,123
Tangible assets
Total assets	$2,656,810	$2,656,810	$2,635,545	$2,635,545
Less: Adjusted goodwill and intangible assets	21,147	20,639	21,275	20,741
Tangible assets	$2,635,663	$2,636,171	$2,614,270	$2,614,804

Common equity to total assets	10.00%	10.00%	10.54%	10.54%
Tangible common equity to tangible assets	9.28%	9.30%	9.81%	9.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts to our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of March 31, 2020, our cash on hand liquidity increased $22.5 million, or 44.5%, over the cash balances held as of December 31, 2019.

Net cash inflows from operating activities were $9.0 million during the first three months of 2020, compared with net cash inflows of $12.5 million in the same period of 2019.  Originations of loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of outflows of funds for the three months ended March 31, 2020.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first three months of 2019.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the first three months of 2020 and a source of outflows for first three months of 2019.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $220,000 in the first three months of 2020, compared to net cash inflows of $37.4 million in the same period in 2019.  In the first three months of 2020, securities transactions accounted for net inflows of $28.1 million, and the principal change on loans accounted for net outflows of $27.7 million.  In the first three months of 2019, securities transactions accounted for net inflows of $42.9 million, and net principal on loans funded accounted for net outflows $6.1 million.  Proceeds from sales of OREO accounted for $311,000 and $874,000 in investing cash inflows for the first three months of 2020 and 2019, respectively.

Net cash inflows from financing activities in the first three months of 2020 were $13.7 million, compared with net cash outflows of $64.8 million in the first three months of 2019.  Net deposit inflows in the first three months of 2020 were $68.9 million compared to net deposit inflows of $6.9 million in the first three months of 2019.  Other short-term borrowings had net cash outflows of $42.1 million in the first three months of 2020 and $64.5 million in the first three months of 2019.  Changes in securities sold under repurchase agreements accounted for $2.5 million in net inflows and $4.3 million in net outflows in the first three months of 2020 and 2019, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $20.0 million term note cash inflow which was originated to partially fund this trust preferred redemption.

Cash and cash equivalents for the three months ended March 31, 2020, totaled $73.1 million, as compared to $40.3 million as of March 31, 2019.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

In the first quarter of 2020, the Federal Reserve cut short-term interest rates on three separate occasions. One cut occurred on the scheduled meeting date in January, and the other two were announced prior to the scheduled meeting date in March.  In response to the COVID-19 pandemic, the Federal Reserve aggressively cut rates as low as they could without taking rates negative. Overall the Fed Funds upper bound target rate dropped from 1.75% to 0.25% during the quarter, a decline of 1.50%.  As a result, the Bank's prime also dropped by 1.50% from 4.75% to 3.25%. The general market consensus is that the Federal Reserve will keep the Fed Funds rates unchanged for the foreseeable future in an effort to combat the harsh economic effects of COVID-19. We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2020, and December 31, 2019, are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 14 of our consolidated financial statements included in this quarterly report.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2019, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The projected increases in income across all up rate interest rate shock scenarios as of March 2020 were moderately higher than those in December 2019.  With the exception of some deposit growth, the general balance sheet composition of both assets and liabilities did not change appreciably during the first quarter of 2020. However, we completed an internal historical deposit study on both decay rates and betas. The results of these studies were used to update assumptions within the asset liability model. These assumption updates were the primary driver of the moderate uptick in income projected across all up rate scenarios. Management feels the asset liability modelling results using the new deposit assumptions more accurately reflect the bank’s true interest rate risk position. Management still considers the current level of interest rate risk to be moderate but intends to continue looking for market opportunities to flatten its interest rate risk profile.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to recent dramatic market interest rate declines, it was not possible to calculate any down rate scenario because rates would fall below zero in all down rate scenarios.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2020
Dollar change	N/M	N/M	N/M	$2,076	$4,287	$8,710
Percent change	N/M	N/M	N/M	2.4%	4.9%	9.9%

December 31, 2019
Dollar change	N/M	$(6,229)	$(2,670)	$993	$2,016	$3,856
Percent change	N/M	(6.6)%	(2.8)%	1.1%	2.1%	4.1%

N/M - Not meaningful

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

We adopted the new guidance under Accounting Standards Update 2016-13, (ASC Topic 326) “Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL, on January 1, 2020.  The Company implemented new accounting processes and procedures, which required us to update our internal controls over accounting for the allowance for credit losses, and the related disclosures under the new guidance.  As a result of the adoption of CECL, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements,” risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations.  The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the government of the State of Illinois  and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in markets in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation.  Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	declines in the stability of our deposit base, as well as our capital and liquidity position;
•	reduced consumer spending due to both job losses and other effects attributable to COVID-19;
•	unprecedented volatility in United States financial markets;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for credit losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•

declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

In March 2020, we announced programs to support our customers, employees, and communities during the COVID-19 pandemic. A significant number of our borrowers have enrolled in one of our programs to defer all loan payments for up to 90 days.  These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities.  The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

The COVID-19 pandemic has resulted in a higher allowance for credit losses (“ACL”) determined in accordance with the Current Expected Credit Loss, or CECL standard, and may result in increased volatility and further increases in our allowance for credit losses.

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards.  The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which has become effective and was adopted by us in the first quarter of 2020.  Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan.  This initial measurement took place as of January 1, 2020, at the time of our adoption of CECL, and measurements will occur periodically thereafter.  The adoption of the CECL model has materially affected how we determine our ACL and, combined with the effects of the COVID-19 pandemic, required us to significantly increase our allowance as of March 31, 2020.  As discussed in this report, we adopted CECL in the first quarter of 2020. As a result, credit loss allowances increased in the quarter ended March 31, 2020, by approximately $7.5 million, resulting in a corresponding $3.8 million decrease in retained earnings.

The CECL model may create more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard.  The potentially material effects of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, may result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Stability Act, or CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $320 billion of PPP loan funding was authorized.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation.  In addition, litigation can be costly, regardless of outcome.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny our liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The outbreak of COVID-19, or an outbreak of other highly infectious or contagious diseases, could disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions.  We rely upon our third-party vendors to conduct business and to process, record, and monitor transactions.  If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.  Furthermore, the outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us.  We have already shifted a substantial portion of our workforce to work remotely and have restricted access to our branch lobbies.  However, we could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in one or more of our market areas.  We also face heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

The borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement.  The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments.  A significant portion of these commitments expire without being drawn upon.  Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet.  As of March 31, 2020, we had $439.5 million in unfunded credit commitments to our clients.  Actual borrowing needs of our clients may exceed our expectations, including due to the COVID-19 pandemic, as our clients’ companies may be more dependent on our credit commitments due, among other things, business challenges, a lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from private investment firms.  This could adversely affect our credit quality and our liquidity, which could adversely affect our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table presents our stock repurchases for the quarter ended March 31, 2020.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased	per Share	or Programs	the Plans or Programs
January 1, 2020 - January 31, 2020	-	$-	-	1,494,826
February 1, 2020 - February 29, 2020	-	-	-	1,494,826
March 1, 2020 - March 31, 2020	312,723	7.06	312,723	1,182,103
Total	312,723	$7.06	312,723	1,182,103

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2020, and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the three months ended March 31,  2020 and 2019; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 8, 2020