Form 10-Q
period 2020-06-30
OLD SECOND BANCORP INC
filed 2020-08-10
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the Registrant has 29,589,341 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy, including realizing the benefits from our recent strategic hires;
●	the impact of the recent outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	our ability to achieve anticipated results from any bank acquisition depends on the state of the economic and financial markets going forward. Specifically, we may incur more credit losses than expected, cost savings may be less than expected, anticipated strategic gains may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety, and customer attrition may be greater than expected;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	ability to raise additional capital on acceptable terms when needed;
●	ability to raise cost-effective funding to support business plans when needed:
●	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
●	negative changes in our capital position;
●	the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;
●	changes in trade policy and any related tariffs; and

●	each of the factors and risks under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, Part II, Item 1A, Risk Factors, in our Quarterly Reports on Form 10-Q, and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$32,424	$34,096
Interest earning deposits with financial institutions	225,065	16,536
Cash and cash equivalents	257,489	50,632
Securities available-for-sale, at fair value	447,436	484,648
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	9,416	3,061
Loans	2,052,336	1,930,812
Less: allowance for credit losses on loans	31,273	19,789
Net loans	2,021,063	1,911,023
Premises and equipment, net	44,536	44,354
Other real estate owned	5,082	5,004
Mortgage servicing rights, net	4,479	5,935
Goodwill and core deposit intangible	21,023	21,275
Bank-owned life insurance ("BOLI")	61,763	61,763
Deferred tax assets, net	13,242	11,459
Other assets	36,990	26,474
Total assets	$2,932,436	$2,635,545

Liabilities
Deposits:
Noninterest bearing demand	$890,636	$669,795
Interest bearing:
Savings, NOW, and money market	1,133,283	1,015,285
Time	427,398	441,669
Total deposits	2,451,317	2,126,749
Securities sold under repurchase agreements	52,088	48,693
Other short-term borrowings	8,250	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,323	44,270
Notes payable and other borrowings	25,541	6,673
Other liabilities	42,628	25,062
Total liabilities	2,649,920	2,357,681

Stockholders’ Equity
Common stock	34,957	34,854
Additional paid-in capital	121,437	120,657
Retained earnings	218,856	213,723
Accumulated other comprehensive income	6,422	4,562
Treasury stock	(99,156)	(95,932)
Total stockholders’ equity	282,516	277,864
Total liabilities and stockholders’ equity	$2,932,436	$2,635,545

	June 30, 2020	December 31, 2019
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,853,757
Shares outstanding	29,589,341	29,931,809
Treasury shares	5,368,043	4,921,948

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$22,347	$24,924	$45,944	$49,023
Loans held-for-sale	110	31	146	53
Securities:
Taxable	1,694	2,223	3,857	4,637
Tax exempt	1,396	2,141	2,851	4,239
Dividends from FHLBC and FRBC stock	123	156	248	305
Interest bearing deposits with financial institutions	42	111	117	225
Total interest and dividend income	25,712	29,586	53,163	58,482
Interest expense
Savings, NOW, and money market deposits	385	759	1,020	1,530
Time deposits	1,442	1,641	3,208	3,259
Securities sold under repurchase agreements	23	147	139	296
Other short-term borrowings	34	575	143	1,182
Junior subordinated debentures	283	931	1,647	1,858
Senior notes	673	672	1,346	1,344
Notes payable and other borrowings	165	107	295	223
Total interest expense	3,005	4,832	7,798	9,692
Net interest and dividend income	22,707	24,754	45,365	48,790
Provision for credit losses	2,129	450	10,113	900
Net interest and dividend income after provision for credit losses	20,578	24,304	35,252	47,890
Noninterest income
Trust income	1,664	1,739	3,196	3,225
Service charges on deposits	1,120	1,959	2,846	3,821
Secondary mortgage fees	505	203	775	339
Mortgage servicing rights mark to market loss	(445)	(1,137)	(2,579)	(1,956)
Mortgage servicing income	458	491	926	948
Net gain on sales of mortgage loans	4,631	1,163	6,877	1,925
Securities gains (losses) , net	-	986	(24)	1,013
Change in cash surrender value of BOLI	532	320	483	778
Death benefit realized on BOLI	59	-	59	-
Card related income	1,311	1,552	2,598	2,837
Other income	860	867	1,860	1,695
Total noninterest income	10,695	8,143	17,017	14,625
Noninterest expense
Salaries and employee benefits	11,342	11,587	24,260	23,199
Occupancy, furniture and equipment	1,935	1,925	4,236	3,914
Computer and data processing	1,247	1,524	2,582	2,856
FDIC insurance	155	116	212	290
General bank insurance	237	236	483	486
Amortization of core deposit intangible	124	121	252	253
Advertising expense	57	381	166	615
Card related expense	514	474	1,046	829
Legal fees	176	243	307	369
Other real estate expense, net	143	248	380	298
Other expense	2,966	3,271	5,974	6,211
Total noninterest expense	18,896	20,126	39,898	39,320
Income before income taxes	12,377	12,321	12,371	23,195
Provision for income taxes	3,139	3,043	2,858	5,449
Net income	$9,238	$9,278	$9,513	$17,746

Basic earnings per share	$0.31	$0.31	$0.32	$0.59
Diluted earnings per share	0.31	0.31	0.31	0.58
Dividends declared per share	0.01	0.01	0.02	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$9,238	$9,278	$9,513	$17,746

Unrealized holding gains on available-for-sale securities arising during the period	11,019	8,645	4,643	17,837
Related tax expense	(3,096)	(2,432)	(1,299)	(5,019)
Holding gains after tax on available-for-sale securities	7,923	6,213	3,344	12,818

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized gains (losses)	-	986	(24)	1,013
Related tax (expense) benefit	-	(276)	7	(284)
Net realized gains (losses) after tax	-	710	(17)	729
Other comprehensive income on available-for-sale securities	7,923	5,503	3,361	12,089

Changes in fair value of derivatives used for cash flow hedges	443	(1,569)	(2,087)	(2,642)
Related tax (expense) benefit	(125)	442	586	744
Other comprehensive income (loss) on cash flow hedges	318	(1,127)	(1,501)	(1,898)

Total other comprehensive income	8,241	4,376	1,860	10,191
Total comprehensive income	$17,479	$13,654	$11,373	$27,937

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, March 31, 2019	$2,548	$(812)	$1,736
Other comprehensive income (loss), net of tax	5,503	(1,127)	4,376
Balance, June 30, 2019	$8,051	$(1,939)	$6,112

Balance, March 31, 2020	$2,265	$(4,084)	$(1,819)
Other comprehensive income, net of tax	7,923	318	8,241
Balance, June 30, 2020	$10,188	$(3,766)	$6,422

For the Six Months Ended
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss) , net of tax	12,089	(1,898)	10,191
Balance, June 30, 2019	$8,051	$(1,939)	$6,112

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	3,361	(1,501)	1,860
Balance, June 30, 2020	$10,188	$(3,766)	$6,422

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$9,513	$17,746
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	1,126	1,476
Securities losses (gains), net	24	(1,013)
Provision for credit losses	10,113	900
Originations of loans held-for-sale	(183,854)	(64,762)
Proceeds from sales of loans held-for-sale	183,570	64,181
Net gains on sales of mortgage loans	(6,877)	(1,925)
Mortgage servicing rights mark to market loss	2,579	1,956
Net discount from accretion on loans	(606)	(246)
Net change in cash surrender value of BOLI	(483)	(778)
Net gains on sale of other real estate owned	(23)	(150)
Provision for other real estate owned valuation losses	218	196
Depreciation of fixed assets and amortization of leasehold improvements	1,357	1,278
Net gains on disposal and transfer of fixed assets	-	(3)
Amortization of core deposit intangibles	252	253
Change in current income taxes receivable	1,137	2,395
(Benefit from) / Provision for deferred tax expense	(2,503)	3,013
Change in accrued interest receivable and other assets	(7,338)	(2,570)
Accretion of purchase accounting adjustment on time deposits	-	(38)
Amortization of purchase accounting adjustment on notes payable and other borrowings	20	54
Amortization of junior subordinated debentures issuance costs	643	24
Amortization of senior notes issuance costs	53	50
Change in accrued interest payable and other liabilities	10,578	16,575
Stock based compensation	1,314	1,241
Net cash provided by operating activities	20,813	39,853
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	35,523	27,863
Proceeds from sales of securities available-for-sale	18,006	120,596
Purchases of securities available-for-sale	(12,800)	(82,930)
Net proceeds from sales of FHLBC stock	-	2,825
Net change in loans	(123,645)	(6,195)
Proceeds from claims on BOLI, net of claims receivable	483	-
Proceeds from sales of other real estate owned, net of participation purchase	311	1,452
Proceeds from disposition of fixed assets	-	3
Net purchases of premises and equipment	(1,539)	(1,390)
Net cash (used in) provided by investing activities	(83,661)	62,224
Cash flows from financing activities
Net change in deposits	324,568	(38,861)
Net change in securities sold under repurchase agreements	3,395	7,534
Net change in other short-term borrowings	(40,250)	(62,375)
Redemption of junior subordinated debentures	(32,604)	-
Issuance of term note	20,000	-
Repayment of term note	(1,000)	-
Net change in notes payable and other borrowings, excluding term note	(152)	(4,398)
Proceeds from exercise of stock options	-	32
Dividends paid on common stock	(597)	(597)
Purchase of treasury stock	(3,655)	(430)
Net cash provided by (used in) financing activities	269,705	(99,095)
Net change in cash and cash equivalents	206,857	2,982
Cash and cash equivalents at beginning of period	50,632	55,235
Cash and cash equivalents at end of period	$257,489	$58,217

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, March 31, 2019	$34,825	$119,126	$183,634	$1,736	$(96,066)	$243,255
Net income			9,278			9,278
Other comprehensive income, net of tax				4,376		4,376
Dividends declared and paid, ($0.01 per share)			(300)			(300)
Vesting of restricted stock		(32)			32	-
Stock option exercised		668				668
Purchase of treasury stock					(13)	(13)
Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264

Balance, March 31, 2020	$34,957	$121,081	$209,915	$(1,819)	$(98,357)	$265,777
Net income			9,238			9,238
Other comprehensive income, net of tax				8,241		8,241
Dividends declared and paid, ($0.01 per share)			(297)			(297)
Vesting of restricted stock		(229)			229	-
Stock based compensation		585				585
Purchase of treasury stock from taxes withheld on stock awards					(12)	(12)
Purchase of treasury stock from stock repurchase program					(1,016)	(1,016)
Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Six Months Ended

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			17,746			17,746
Other comprehensive income, net of tax				10,191		10,191
Dividends declared and paid, ($0.02 per share)			(597)			(597)
Vesting of restricted stock	103	(254)			151	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		1,241				1,241
Purchase of treasury stock					(430)	(430)
Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264

Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Net income			9,513			9,513
Other comprehensive income, net of tax				1,860		1,860
Adoption of ASU 2016-13			(3,783)			(3,783)
Dividends declared and paid, ($0.02 per share)			(597)			(597)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		1,314				1,314
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(3,232)	(3,232)
Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2019.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Our approach for estimating expected life-time credit losses for loans includes the following components:

●	An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
●	A historical reversion loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the historical loss rate of loans within those segments.
●	The initial loss forecast period and historical reversion loss rate is based on economic conditions at the measurement date.
●	We primarily utilized the static pool and migration analysis methods to estimate credit losses. Such methods would obtain estimated life-time credit losses using the conceptual components described above.

Based on our portfolio composition at December 31, 2019, and the economic environment at that time, we recorded an overall increase in our ACL for loans and leases of $5.9 million and an ACL for unfunded commitments of $1.7 million.  Approximately $2.5 million of the increase to the ACL on loans resulted from the transfer of the non-accretable purchase accounting adjustments on purchased credit impaired loans.  There was no impact from adoption of CECL on securities available-for sale. As a result of the adoption of this new standard on January 1, 2020, we recorded a reduction to retained earnings of approximately $3.7 million, which was net of the $1.4

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

million deferred tax asset impact stemming from adoption.  The Company finalized internal control processes and disclosure documentation related to adoption of this standard during the first quarter of 2020.

As of March 31, 2020, a provision for credit losses was recorded based on the current uncertainty experienced in the macroeconomic environment, primarily due to falling interest rates and the impact of COVID-19.  This additional ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2020, adoption. We recorded a provision for credit losses of $2.1 million during the second quarter of 2020, comprised of $1.4 million of ACL related to loans and leases, and $734,000 of ACL related to unfunded commitments.  We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, the local and national response to the COVID-19 pandemic, as well as the composition of our loans and available-for-sale securities portfolio.

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

In addition to the significant accounting policies presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on January 1, 2020, as discussed above, the Company adopted CECL, an expected loss methodology which replaces the incurred loss methodology for determining the Company’s provision for loan losses and allowance for loan and lease losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). In addition, CECL made changes to the accounting for available-for-sale debt securities. The allowance for credit losses under CECL is discussed below.

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on the loans held for investment, unfunded loan commitments, and available-for-sale debt securities portfolios.

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified the following loan portfolios and measures the ACL using the following methods:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Commercial loans – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative factor adjustment in addition to the loss rates applied, as discussed below.
●	Leases – the Company uses a remaining life methodology, also known as WARM (weighted average remaining life), as this segment is relatively new to the Company and more than four years of the Company’s own historical loss data is not available. In accordance with accounting standards, we used an identified peer group to estimate losses for this portfolio.
●	Real estate – commercial (“CRE”) – this loan portfolio is segregated into two segments:
o	CRE owner occupied – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.
o	CRE investor – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.
●	Real estate – construction – the Company uses a static segment analysis, which relies on the Company’s historical loss rates, as well as a qualitative adjustment in addition to the loss rates applied.
●	Real estate-residential - this loan portfolio is segregated into two segments:
o	Residential owner occupied and Residential investor – the Company uses a static segment analysis, applying historical loss rates from periods with like characteristics as the current period, and also a qualitative adjustment in addition to the loss rates applied.
●	Multifamily – the Company uses a migration analysis, and within this segment, the Company classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied.
●	HELOCs – this portfolio is segregated into two segments, a HELOC legacy segment which uses a static pool analysis, and a HELOC purchased segment, which uses the WARM method, and applies loss rates from the institutions from which the Company purchased the HELOCs, if available.

Purchased credit deteriorated loans (“PCD loans”), are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination. The Company records acquired PCD loans by adding the expected credit losses (i.e., the ACL) to the purchase price of the financial assets rather than recording it through the provision for credit losses in the income statement; thus, the sum of the loans’ purchase price and initial ALLL estimate represents the initial amortized cost basis.    The difference between the initial amortized cost basis and the unpaid principal balance is the non-credit discount or premium.  Subsequent changes in the ACL on PCD loans is recognized through the provision for credit losses.

The non-credit discount or premium is accreted or amortized into interest income over the remaining life of the PCD loan on a level-yield basis.  In accordance with the transition requirements within the CECL standard, the Company’s purchased credit impaired loans (“PCI loans”) are now treated as PCD loans.  Before January 1, 2020, PCI loans that met the definition of nonperforming loans were excluded from the Company’s nonperforming disclosures, as long as their cash flows and the timing of such cash flows continued to be estimable and probable of collection. As a result of CECL implementation on January 1, 2020, PCD loans that meet the definition of nonperforming loans are now included in the Company’s nonperforming disclosures.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●	changes in international, national, regionally and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);
●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations (this characteristic requires any portfolio exceeding 25% of capital to have a factor considered unless the pool is otherwise well diversified or holds a relatively low inherent risk);

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

The impact of the above listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also individually review those loans that have collateral dependency or are nonperforming.  Finally, we maintain a component of the ACL for those factors that cannot be quantified in the above analysis or are as yet unknown to us, due to changing economic conditions and other aspects of credit risk; which is known as the Company’s “Other Reserves.”

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to many other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the COVID-19 pandemic, the State of Illinois and most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential.  Although many businesses have begun to re-open, some markets, including those in Illinois, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery.  Uncertainty also remains if, how and when schools will re-open and the impact of such re-opening decision on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower bank equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time, and declining further to 0.65% as of June 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

As of June 30, 2020, our consolidated balance sheet included goodwill of $18.6 million.  During the first and second quarter of 2020, we considered whether a quantitative assessment of goodwill was required as a result of the significant economic disruption caused by the COVID-19 pandemic.  Impacts of the economic disruptions were noted from the latter half of March through the second quarter, specifically, the decline in the trading price of our common stock and an increase in the U.S. unemployment rate.  After considering qualitative factors regarding the expected impacts of the pandemic on our business, operations and financial condition, we determined that these conditions did not indicate that it is more likely than not that the Company’s carrying value exceeded our fair value as of June 30, 2020, based on information available at this time, as these negative market indicators were not observed over a sustained period of time. However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Subsequent Events

On July 21, 2020, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on August 10, 2020, to stockholders of record as of July 31, 2020; dividends of $296,000 are scheduled to be paid to stockholders on August 10, 2020.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at June 30, 2020, and December 31, 2019.  FRBC stock was recorded at $6.2 million at June 30, 2020, and December 31, 2019.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2020, and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,012	$135	$-	$4,147
U.S. government agencies	7,450	-	(174)	7,276
U.S. government agencies mortgage-backed	15,505	1,274	-	16,779
States and political subdivisions	235,111	16,388	(1,135)	250,364
Collateralized mortgage obligations	55,391	1,672	(950)	56,113
Asset-backed securities	82,004	430	(2,408)	80,026
Collateralized loan obligations	33,794	46	(1,109)	32,731
Total securities available-for-sale	$433,267	$19,945	$(5,776)	$447,436

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,010	$26	$-	$4,036
U.S. government agencies	8,502	-	(165)	8,337
U.S. government agencies mortgage-backed	16,164	443	(19)	16,588
States and political subdivisions	240,399	11,207	(2,431)	249,175
Collateralized mortgage obligations	57,059	963	(38)	57,984
Asset-backed securities	82,114	617	(887)	81,844
Collateralized loan obligations	66,898	29	(243)	66,684
Total securities available-for-sale	$475,146	$13,285	$(3,783)	$484,648

1 Excludes accrued interest receivable of $2.9 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2020, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$416	2.01%	$420
Due after one year through five years	6,066	2.11	6,326
Due after five years through ten years	15,770	2.43	16,211
Due after ten years	224,321	2.98	238,830
	246,573	2.93	261,787
Mortgage-backed and collateralized mortgage obligations	70,896	3.10	72,892
Asset-backed securities	82,004	1.60	80,026
Collateralized loan obligations	33,794	2.44	32,731
Total securities available-for-sale	$433,267	2.66%	$447,436

At June 30, 2020, the Company’s investments included $55.9 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $4.9 million, or 8.71% of outstanding principal.

The Company has invested in securities issued from one originator that individually amount to over 10% of the Company’s stockholders equity.  Information regarding this issuer and the value of the securities issued follows:

	June 30, 2020
(in thousands)	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	$33,298	$34,394

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$174	$7,276	4	$174	$7,276
States and political subdivisions	1	7	890	2	1,128	5,466	3	1,135	6,356
Collateralized mortgage obligations	8	944	11,867	1	6	522	9	950	12,389
Asset-backed securities	9	1,223	36,955	2	1,185	30,055	11	2,408	67,010
Collateralized loan obligations	3	646	16,343	2	463	11,703	5	1,109	28,046
Total securities available-for-sale	21	$2,820	$66,055	11	$2,956	$55,022	32	$5,776	$121,077

	Less than 12 months			12 months or more
December 31, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$165	$8,337	4	$165	$8,337
U.S. government agencies mortgage-backed	3	10	3,018	2	9	843	5	19	3,861
States and political subdivisions	6	1,665	41,043	2	766	6,593	8	2,431	47,636
Collateralized mortgage obligations	2	26	9,054	2	12	1,209	4	38	10,263
Asset-backed securities	4	839	54,540	1	48	3,238	5	887	57,778
Collateralized loan obligations	4	62	21,927	4	181	25,020	8	243	46,947
Total securities available-for-sale	19	$2,602	$129,582	15	$1,181	$45,240	34	$3,783	$174,822

As required upon the adoption of ASU 2016-13, we performed an analysis to determine if any of the unrealized losses on securities available-for-sale were comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment included a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considered the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of the date of CECL adoption or as of the quarter ended June 30, 2020, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the second quarter end.

The following table presents net realized gains (losses) on securities available-for-sale for the three and six months ended June 30, 2020 and 2019.

Three Months Ended	Six Months Ended
June 30,	June 30,

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Securities available-for-sale	2020	2019	2020	2019
Proceeds from sales of securities	$-	$39,072	$18,006	$120,596
Gross realized gains on securities	-	986	17	1,591
Gross realized losses on securities	-	-	(41)	(578)
Net realized gains (losses)	$-	$986	$(24)	$1,013
Income tax (expense) benefit on net realized gains (losses)	$-	$(276)	$7	$(284)
Effective tax rate applied	0.0%	28.0%	29.2%	28.0%

Securities valued at $329.5 million as of June 30, 2020, an increase from $320.8 million at year-end 2019, were pledged to secure deposits and borrowings, and for other purposes.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2020	December 31, 2019
Commercial	$441,642	$332,842
Leases	133,293	119,751
Commercial real estate - Investor	525,714	520,095
Commercial real estate - Owner occupied	343,982	345,504
Construction	83,939	69,617
Residential real estate - Investor	69,421	71,105
Residential real estate - Owner occupied	126,303	136,023
Multifamily	197,521	189,773
HELOC	89,170	91,605
HELOC - Purchased	26,467	31,852
Other [1]	14,884	12,258
Total loans, excluding deferred loan costs and PCI loans [2]	2,052,336	1,920,425
Net deferred loan costs	-	1,786
Total loans, excluding PCI loans [2]	2,052,336	1,922,211
PCI loans	-	8,601
Total loans, including deferred loan costs and PCI loans [2]	$2,052,336	$1,930,812
Allowance for credit losses on loans	(31,273)	(19,789)
Net loans [3]	$2,021,063	$1,911,023

1 The “Other” segment for 2020 includes consumer and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

2As noted in the paragraph below, for periods before the Company’s adoption of CECL on January 1, 2020, PCI loans and their related deferred loan costs (now PCD loans) were excluded from nonperforming loan disclosures and were therefore separately reported.  After the adoption of CECL, all PCD loans are now included within each relevant loan type and are not separately reported as PCI loans, because such loans are now included within the Company’s nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

3 Excludes accrued interest receivable of $7.3 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Before the Company adopted CECL on January 1, 2020, PCD loans were referred to as purchased credit impaired loans, or PCI loans, and such PCI loans and their related deferred loan costs were excluded from the Company’s nonperforming loan disclosures, as long as the cash flows on such loans and the timing of such cash flows continued to be estimable and probable of collection. However, after the Company adopted CECL on January 1, 2020, PCD loans and their related deferred loan costs are now included in the Company’s nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 71.3% and 75.4% of the portfolio at June 30, 2020, and December 31, 2019, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2020:

		Accounts			ACL
June 30, 2020	Real Estate	Receivable	Other	Total	Allocation
Commercial	$6	$2,165	$16	$2,187	$12
Leases	-	-	254	254	74
Commercial real estate - Investor	4,363	-	-	4,363	126
Commercial real estate - Owner occupied	9,089	-	-	9,089	199
Construction	2,318	-	-	2,318	933
Residential real estate - Investor	845	-	-	845	-
Residential real estate - Owner occupied	3,591	-	-	3,591	214
Multifamily	2,299	-	-	2,299	482
HELOC	1,148	-	-	1,148	212
HELOC - Purchased	113	-	-	113	-
Other	-	-	13	13	8
Total	$23,772	$2,165	$283	$26,220	$2,260

The following table presents the activity in the allowance for credit losses (“ACL”) for the three and six months ended June 30, 2020. The Company’s estimate of the ACL reflects losses over the expected remaining contractual life of the loans.

		Impact of	Provision
	Beginning	Adopting	for Credit			Ending
Allowance for credit losses	Balance	ASC 326	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2020
Commercial	$3,177	$-	$(887)	$22	$24	$2,292
Leases	1,890	-	122	-	-	2,012
Commercial real estate - Investor	6,021	-	1,690	2	16	7,725
Commercial real estate - Owner occupied	2,051	-	762	292	-	2,521
Construction	4,031	-	400	-	-	4,431
Real estate - Investor	1,896	-	319	4	6	2,217
Real estate - Owner occupied	3,368	-	(230)	43	109	3,204
Multifamily	3,850	-	(332)	-	-	3,518
HELOC	2,260	-	(58)	2	55	2,255
HELOC - Purchased	850	-	(452)	-	-	398
Other[1]	651	-	61	41	29	700
	$30,045	$-	$1,395	$406	$239	$31,273

Six months ended June 30, 2020
Commercial	$3,015	$(292)	$(348)	$119	$36	$2,292
Leases	1,262	501	249	-	-	2,012
Commercial real estate - Investor	6,218	(741)	2,226	15	37	7,725
Commercial real estate - Owner occupied	3,678	(848)	1,091	1,401	1	2,521
Construction	513	1,334	2,584	-	-	4,431
Residential real estate - Investor	601	740	854	5	27	2,217
Residential real estate - Owner occupied	1,257	1,320	538	43	132	3,204
Multifamily	1,444	1,732	342	-	-	3,518
HELOC	1,161	1,526	(543)	85	196	2,255
HELOC - Purchased	-	-	398	-	-	398
Other	640	607	(497)	139	89	700
	$19,789	$5,879	$6,894	$1,807	$518	$31,273

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents activity in the allowance for loan and lease losses for the three and six months ended at June 30, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2019
Commercial	$3,052	$386	$67	$6	$3,377
Leases	805	156	-	-	961
Commercial real estate - Investor	5,719	576	-	12	6,307
Commercial real estate - Owner occupied	3,148	(133)	42	-	2,973
Construction	800	19	1	2	820
Real estate - Investor	636	(53)	-	3	586
Real estate - Owner occupied	1,320	(127)	-	11	1,204
Multifamily	1,153	77		-	1,230
HELOC	1,325	17	50	12	1,304
HELOC - Purchased	-	267	229	-	38
Other[1]	1,358	(735)	85	34	572
	$19,316	$450	$474	$80	$19,372

Six months ended June 30, 2019
Commercial	$2,832	$588	$79	$36	$3,377
Leases	734	227	-	-	961
Commercial real estate - Investor	5,492	927	144	32	6,307
Commercial real estate - Owner occupied	3,835	(736)	129	3	2,973
Construction	969	(149)	1	1	820
Residential real estate - Investor	629	(56)	6	19	586
Residential real estate - Owner occupied	1,302	(123)	12	37	1,204
Multifamily	1,143	79	-	8	1,230
HELOC	1,449	(153)	50	58	1,304
HELOC - Purchased	-	267	229	-	38
Other[1]	621	29	169	91	572
	$19,006	$900	$819	$285	$19,372

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Aged analysis of past due loans by class of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2020	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$13	$2,151	$2,164	$439,478	$441,642	$-
Leases	93	415	181	689	132,604	133,293	-
Commercial real estate - Investor	242	430	1,515	2,187	523,527	525,714	-
Commercial real estate - Owner occupied	473	1,650	6,083	8,206	335,776	343,982	579
Construction	3,285	-	375	3,660	80,279	83,939	52
Residential real estate - Investor	80	160	689	929	68,492	69,421	-
Residential real estate - Owner occupied	6	314	1,307	1,627	124,676	126,303	209
Multifamily	4,133	821	69	5,023	192,498	197,521	-
HELOC	110	52	277	439	88,731	89,170	-
HELOC - Purchased	49	-	64	113	26,354	26,467	-
Other	31	1	8	40	14,844	14,884	-
Total	$8,502	$3,856	$12,719	$25,077	$2,027,259	$2,052,336	$840

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$1,271	$925	$2,103	$4,299	$328,399	$144	$332,842	$2,132
Leases	362	-	81	443	118,979	329	119,751	128
Commercial real estate - Investor	626	95	343	1,064	517,336	1,695	520,095	348
Commercial real estate - Owner occupied	2,469	1,026	-	3,495	336,829	5,180	345,504	-
Construction	26	-	-	26	69,498	93	69,617	-
Residential real estate - Investor	141	125	-	266	70,051	788	71,105	-
Residential real estate - Owner occupied	3,450	1,351	-	4,801	128,650	2,572	136,023	-
Multifamily	10	1,700	-	1,710	187,995	68	189,773	-
HELOC	735	50	18	803	89,438	1,364	91,605	20
HELOC - Purchased	-	-	-	-	31,672	180	31,852	-
Other [1]	28	-	-	28	13,997	19	14,044	-
Total, excluding PCI	9,118	5,272	2,545	16,935	1,892,844	12,432	1,922,211	2,628
PCI loans, net of purchase accounting adjustments	261	-	-	261	5,377	2,963	8,601	-
Total	$9,379	$5,272	$2,545	$17,196	$1,898,221	$15,395	$1,930,812	$2,628

1 The “Other” class includes consumer, overdrafts and net deferred costs.

The table presents loans on nonaccrual for which there was no related allowance for credit losses as of June 30, 2020, and December 31, 2019:

	June 30, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
	Nonaccrual	With no ACL	Nonaccrual	With no ACL
Commercial	$2,168	$2,166	$144	$-
Leases	181	103	329	70
Commercial real estate - Investor	1,968	1,968	1,695	1,590
Commercial real estate - Owner occupied	6,644	6,194	5,180	2,366
Construction	2,151	50	93	93
Residential real estate - Investor	845	845	788	788
Residential real estate - Owner occupied	3,259	2,626	2,572	2,475
Multifamily	69	69	68	68
HELOC	937	937	1,364	1,154
HELOC - Purchased	113	113	180	180
Other	8	1	19	2
Total, excluding PCI loans	18,343	15,072	12,432	8,786
PCI loans, net of purchase accounting adjustments	-	-	2,963	2,963
Total	$18,343	$15,072	$15,395	$11,749

The Company recognized $284,000 of interest on nonaccrual loans during the three months ended June 30, 2020.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated. The Company follows guidance of ASC 310-20 when determining whether a modification, extension, or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period financing receivables. The following table summarizes loans held for investment by year of origination and the related credit quality indicators at June 30, 2020:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
Commercial
Pass	$153,129	$44,105	$18,257	$9,747	$3,352	$3,368	$191,684	$-	$423,642
Special Mention	120	1,609	68	15	359	32	7,170	-	9,373
Substandard[1]	507	23	2,623	-	1,972	-	3,502	-	8,627
Total commercial	153,756	45,737	20,948	9,762	5,683	3,400	202,356	-	441,642

Leases
Pass	29,370	61,681	21,732	8,897	8,470	2,371	-	-	132,521
Special Mention	-	518	-	-	-	-	-	-	518
Substandard[1]	-	-	-	73	181	-	-	-	254
Total leases	29,370	62,199	21,732	8,970	8,651	2,371	-	-	133,293

Commercial real estate - Investor
Pass	88,855	174,146	97,629	70,088	59,039	29,000	969	-	519,726
Special Mention	56	151	233	-	103	-	-	-	543
Substandard[1]	484	3,572	-	-	268	1,121	-	-	5,445
Total commercial real estate - investor	89,395	177,869	97,862	70,088	59,410	30,121	969	-	525,714

Commercial real estate - Owner occupied
Pass	46,088	54,932	81,718	48,807	53,601	40,323	1,163	-	326,632
Special Mention	-	-	464	2,168	5,286	-	-	-	7,918
Substandard[1]	1,130	2,787	1,147	1,762	1,472	1,134	-	-	9,432
Total commercial real estate - owner occupied	47,218	57,719	83,329	52,737	60,359	41,457	1,163	-	343,982

Construction
Pass	11,657	41,167	17,823	597	470	1,326	8,540	-	81,580
Special Mention	41	-	-	-	-	-	-	-	41
Substandard[1]	-	323	1,945	-	-	50	-	-	2,318
Total construction	11,698	41,490	19,768	597	470	1,376	8,540	-	83,939

Residential real estate - Investor
Pass	7,585	19,341	13,598	10,211	3,513	12,604	1,115	-	67,967
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	343	-	633	2	-	372	104	-	1,454
Total residential real estate - investor	7,928	19,341	14,231	10,213	3,513	12,976	1,219	-	69,421

Residential real estate - Owner occupied
Pass	6,345	26,051	15,223	23,746	11,256	37,674	1,738	-	122,033
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	48	-	267	619	547	2,789	-	-	4,270
Total residential real estate - owner occupied	6,393	26,051	15,490	24,365	11,803	40,463	1,738	-	126,303

Multifamily
Pass	10,067	54,973	45,603	45,780	13,777	19,460	207	-	189,867
Special Mention	-	-	1,527	557	8	-	-	-	2,092
Substandard[1]	-	-	2,103	961	124	2,374	-	-	5,562
Total multifamily	10,067	54,973	49,233	47,298	13,909	21,834	207	-	197,521

HELOC
Pass	2,550	2,470	1,763	2,605	785	1,123	76,171	-	87,467
Special Mention	-	-	-	-	-	-	13	-	13
Substandard[1]	-	1	73	37	259	58	1,262	-	1,690
Total HELOC	2,550	2,471	1,836	2,642	1,044	1,181	77,446	-	89,170

HELOC - Purchased

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Pass	-	-	-	-	-	26,354	-	-	26,354
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	65	48	-	-	-	-	-	113
Total HELOC - purchased	-	65	48	-	-	26,354	-	-	26,467

Other
Pass	872	3,038	986	481	687	413	8,054	-	14,531
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	-	345	8	-	-	-	-	353
Total other	872	3,038	1,331	489	687	413	8,054	-	14,884

Total loans
Pass	356,518	481,904	314,332	220,959	154,950	174,016	289,641	-	1,992,320
Special Mention	217	2,278	2,292	2,740	5,756	32	7,183	-	20,498
Substandard[1]	2,512	6,771	9,184	3,462	4,823	7,898	4,868	-	39,518
Total loans	$359,247	$490,953	$325,808	$227,161	$165,529	$181,946	$301,692	$-	$2,052,336

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

Credit quality indicators by loan segment at December 31, 2019 were as follows:

December 31, 2019		Special
	Pass	Mention	Substandard[2]	Doubtful	Total
Commercial	$307,948	$13,206	$11,688	$-	$332,842
Leases	119,045	377	329	-	119,751
Commercial real estate - Investor	510,640	4,529	4,926		520,095
Commercial real estate - Owner occupied	330,891	6,657	7,956	-	345,504
Construction	69,355	-	262	-	69,617
Residential real estate - Investor	69,715	-	1,390	-	71,105
Residential real estate - Owner occupied	132,258	134	3,631	-	136,023
Multifamily	187,560	1,710	503	-	189,773
HELOC	89,804	12	1,789	-	91,605
HELOC - Purchased	31,672	-	180		31,852
Other [1]	13,685	-	359	-	14,044
Total, excluding PCI loans	$1,862,573	$26,625	$33,013	$-	$1,922,211
PCI loans, net of purchase accounting adjustments	573	261	7,767	-	8,601
Total	$1,863,146	$26,886	$40,780	$-	$1,930,812

1 The “Other” class includes consumer, overdrafts and net deferred costs.

2 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $598,000 and $831,000 in residential real estate loans in the process of foreclosure as of June 30, 2020, and December 31, 2019, respectively.

Troubled debt restructurings (“TDRs”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank participates in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.  Additionally, in accordance with interagency guidance, short-term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	2	$256	$253	2	$256	$253
Total	2	$256	$253	2	$256	$253

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Commercial real estate - owner occupied
Other[2]	-	$-	$-	1	$58	$57
Residential real estate - owner occupied
HAMP[1]	2	294	292	3	399	299
HELOC
HAMP[1]	-	-	-	1	39	34
Other[2]	-	-	-	1	39	39
Total	2	$294	$292	6	$535	$429

1 HAMP: Home Affordable Modification Program.

2 Other: Change of terms from bankruptcy court.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended June 30, 2020, and June 30, 2019, for loans that were restructured within the prior 12 month period.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2020	2019	2020	2019
Balance at beginning of period	$5,049	$6,365	$5,004	$7,175
Property additions, net of acquisition adjustments	93	-	584	-
Property improvements	-	-	-	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	501	288	1,302
Period valuation adjustments	60	196	218	196
Other adjustments	-	-	-	9
Balance at end of period	$5,082	$5,668	$5,082	$5,668

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$6,404	$7,875	$6,712	$8,027
Provision for unrealized losses	60	196	218	196
Reductions taken on sales	-	(10)	(466)	(162)
Balance at end of period	$6,464	$8,061	$6,464	$8,061

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on sales, net	$-	$(77)	$(23)	$(150)
Provision for unrealized losses	60	196	218	196
Operating expenses	105	129	207	257
Less:
Lease revenue	22	-	22	5
Net OREO expense	$143	$248	$380	$298

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2020	December 31, 2019
Noninterest bearing demand	$890,636	$669,795
Savings	373,448	307,015
NOW accounts	466,762	425,792
Money market accounts	293,073	282,478
Certificates of deposit of less than $100,000	215,777	227,578
Certificates of deposit of $100,000 through $250,000	146,374	151,279
Certificates of deposit of more than $250,000	65,247	62,812
Total deposits	$2,451,317	$2,126,749

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2020, and December 31, 2019.  Junior subordinated debentures are discussed in more detail in Note 8:

	June 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$52,088	$48,693
Other short-term borrowings [1]	8,250	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,323	44,270
Notes payable and other borrowings	25,541	6,673
Total borrowings	$155,975	$205,870

1 Includes short-term FHLBC advances for both periods presented.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $52.1 million at June 30, 2020, and $48.7 million at December 31, 2019.  The fair value of the pledged collateral was $69.6 million at June 30, 2020, and $70.7 million at December 31, 2019.  At June 30, 2020, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2020, the Bank had $8.3 million in short-term advances outstanding under the FHLBC compared to $48.5 million outstanding as of December 31, 2019; the remaining $8.3 million was issued at rates ranging from 2.19% to 2.23%.   The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At June 30, 2020, one advance remains in long-term status, with a total outstanding balance of $6.5 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026.  FHLBC stock held at June 30, 2020 was valued at $3.7 million, and any potential FHLBC advances were collateralized by securities with a fair value of $52.2 million and loans with a principal balance of $620.9 million, which carried a FHLBC-calculated combined collateral value of $461.2 million.  The Company had excess collateral of $335.2 million available to secure borrowings at June 30, 2020.

The Company also has $44.3 million of senior notes outstanding, net of deferred issuance costs, as of June 30, 2020 and December 31, 2019.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of June 30, 2020, and December 31, 2019, unamortized debt issuance costs related to the senior notes were $677,000 and $730,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $19.0 million is outstanding as of June 30, 2020,  with a correspondent bank in anticipation of the redemption of the Company’s 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 8 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month Libor plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.   The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

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

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.42% for the quarter ended June 30, 2020, compared to the rate paid for the quarter ended June 30, 2019, of 4.40%.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2020, and December 31, 2019, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and $644,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Plans”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2019 Plan, no further awards were to be granted under the 2014 Plan or any other prior Company equity compensation plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2020, 343,602 shares remained available for issuance under the 2019 Plan.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.  There were no stock options granted or exercised during the six months ended June 30, 2020, and as of June 30, 2020, there were no stock options outstanding.

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

There were 137,944 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2020 and 139,606 restricted stock units were issued under the 2014 Plan during the six months ended June 30, 2019.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plans was $1.3 million in the first six months of 2020 and 2019.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2020, is as follows:

	June 30, 2020
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	555,283	$12.85
Granted	137,944	12.26
Vested	(149,952)	11.16
Forfeited	-	-
Unvested at June 30	543,275	$13.17

Total unrecognized compensation cost of restricted awards was $3.4 million as of June 30, 2020, which is expected to be recognized over a weighted-average period of 1.92 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are included below as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Weighted-average common shares outstanding	29,637,567	29,896,231	29,783,665	29,871,081
Net income	$9,238	$9,278	$9,513	$17,746
Basic earnings per share	$0.31	$0.31	$0.32	$0.59

Diluted earnings per share:
Weighted-average common shares outstanding	29,637,567	29,896,231	29,783,665	29,871,081
Dilutive effect of unvested restricted awards [1]	556,440	493,661	558,641	495,808
Diluted average common shares outstanding	30,194,007	30,389,892	30,342,306	30,366,889

Net Income	$9,238	$9,278	$9,513	$17,746
Diluted earnings per share	$0.31	$0.31	$0.31	$0.58

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2020, the Bank exceeded those thresholds.

At June 30, 2020, the Bank’s Tier 1 capital leverage ratio was 10.86%, a decrease of 164 basis points from December 31, 2019, but is well above the 8.00% objective.  The Bank’s total capital ratio was 14.71%, a decrease of 52 basis points from December 31, 2019, but also well above the objective of 12.00%.  The reduction in the ratios is primarily due to a $30.0 million dividend the Bank paid the Company in March 2020.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2020, and December 31, 2019.

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

At June 30, 2020, and December 31, 2019, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$260,384	11.31%	$161,157	7.000%	N/A	N/A
Old Second Bank	308,038	13.46	160,198	7.000	$148,755	6.50%
Total capital to risk weighted assets
Consolidated	313,380	13.63	241,415	10.500	N/A	N/A
Old Second Bank	336,483	14.71	240,182	10.500	228,744	10.00
Tier 1 capital to risk weighted assets
Consolidated	285,384	12.39	195,784	8.500	N/A	N/A
Old Second Bank	308,038	13.46	194,526	8.500	183,084	8.00
Tier 1 capital to average assets
Consolidated	285,384	10.06	113,473	4.00	N/A	N/A
Old Second Bank	308,038	10.86	113,458	4.00	141,822	5.00

December 31, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,477	11.14%	$158,020	7.000%	N/A	N/A
Old Second Bank	322,496	14.35	157,315	7.000	$146,078	6.50%
Total capital to risk weighted assets
Consolidated	327,886	14.53	236,944	10.500	N/A	N/A
Old Second Bank	342,280	15.23	235,978	10.500	224,741	10.00
Tier 1 capital to risk weighted assets
Consolidated	308,102	13.65	191,858	8.500	N/A	N/A
Old Second Bank	322,496	14.35	191,026	8.500	179,789	8.00
Tier 1 capital to average assets
Consolidated	308,102	11.93	103,303	4.00	N/A	N/A
Old Second Bank	322,496	12.50	103,199	4.00	128,998	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of June 30, 2020, the capital measures

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

of the Company exclude $5.6 million, which is the Day 1 impact to retained earnings and 25% of the 10.1 million increase in the allowance for credit losses in the first six months of 2020, excluding PCD loans.

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

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the first and second quarters of 2020, we repurchased 312,723 shares and 145,932 shares of our common stock at weighted average prices of $7.06 per share and $6.97 per share, respectively, pursuant to the Repurchase Program.

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

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of impaired loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2020, and December 31, 2019, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,147	$-	$-	$4,147
U.S. government agencies	-	7,276	-	7,276
U.S. government agencies mortgage-backed	-	16,779	-	16,779
States and political subdivisions	-	245,686	4,678	250,364
Collateralized mortgage obligations	-	56,113	-	56,113
Asset-backed securities	-	80,026	-	80,026
Collateralized loan obligations	-	32,731	-	32,731
Loans held-for-sale	-	9,416	-	9,416
Mortgage servicing rights	-	-	4,479	4,479
Interest rate swap agreements	-	11,165	-	11,165
Mortgage banking derivatives	-	1,238	-	1,238
Total	$4,147	$460,430	$9,157	$473,734

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$16,518	$-	$16,518
Total	$-	$16,518	$-	$16,518

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,036	$-	$-	$4,036
U.S. government agencies	-	8,337	-	8,337
U.S. government agencies mortgage-backed	-	16,588	-	16,588
States and political subdivisions	-	243,756	5,419	249,175
Collateralized mortgage obligations	-	57,984	-	57,984
Asset-backed securities	-	81,844	-	81,844
Collateralized loan obligations	-	66,684	-	66,684
Loans held-for-sale	-	3,061	-	3,061
Mortgage servicing rights	-	-	5,935	5,935
Interest rate swap agreements	-	2,771	-	2,771
Mortgage banking derivatives	-	250	-	250
Total	$4,036	$481,275	$11,354	$496,665

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,974	$-	$5,974
Total	$-	$5,974	$-	$5,974

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(12)	(2,304)
Included in other comprehensive income	(363)	-
Purchases, issuances, sales, and settlements
Purchases	12,800	-
Issuances	-	1,123
Settlements	(13,166)	(275)
Ending balance June 30, 2020	$4,678	$4,479

	Six Months Ended June 30, 2019
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2019	$8,165	$7,357
Total gains or losses
Included in earnings	(17)	(1,701)
Included in other comprehensive income	500	-
Purchases, issuances, sales, and settlements
Purchases	17,554	-
Issuances	-	417
Settlements	(19,027)	(254)
Ending balance June 30, 2019	$7,175	$5,819

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2020:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$4,479	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 45.4%	16.7%

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

In addition to the above, Level 3 fair value measurement included $4.7 million for state and political subdivisions representing various local municipality securities at June 30, 2020.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2019, was $7.2 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$8,313	$8,313
Other real estate owned, net[2]	-	-	5,082	5,082
Total	$-	$-	$13,395	$13,395

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $10.6 million and a valuation allowance of $2.3 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.1 million for the six months ended June 30, 2020.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.1 million, which is made up of the outstanding balance of $12.4 million, net of a valuation allowance of $6.5 million and a participation of $937,000 at June 30, 2020.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$7,435	$7,435
Other real estate owned, net[2]	-	-	5,004	5,004
Total	$-	$-	$12,439	$12,439

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $8.6 million and a valuation allowance of $1.2 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $783,000 for the year December 31, 2019.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For June 30, 2020 and December 31, 2019, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,424	$32,424	$32,424	$-	$-
Interest earning deposits with financial institutions	225,065	225,065	225,065	-	-
Securities available-for-sale	447,436	447,436	4,147	438,611	4,678
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	9,416	9,416	-	9,416	-
Net loans	2,021,063	2,038,963	-	-	2,038,963
Interest rate swap agreements	11,165	11,165	-	11,165
Interest receivable on securities and loans	10,169	10,169	-	10,169	-

Financial liabilities:
Noninterest bearing deposits	$890,636	$890,636	$890,636	$-	$-
Interest bearing deposits	1,560,681	1,563,979	-	1,563,979	-
Securities sold under repurchase agreements	52,088	52,088	-	52,088	-
Other short-term borrowings	8,250	8,250	-	8,250	-
Junior subordinated debentures	25,773	11,957	-	11,957	-
Senior notes	44,323	42,553	42,553	-	-
Note payable and other borrowings	25,541	26,239	-	26,239	-
Interest rate swap agreements	16,402	16,402	-	16,402	-
Interest payable on deposits and borrowings	794	794	-	794	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,096	$34,096	$34,096	$-	$-
Interest earning deposits with financial institutions	16,536	16,536	16,536	-	-
Securities available-for-sale	484,648	484,648	4,036	475,193	5,419
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	3,061	3,061	-	3,061	-
Net loans	1,911,023	1,915,531	-	-	1,915,531
Interest rate swap agreements	2,771	2,771	-	2,771	-
Interest receivable on securities and loans	9,697	9,697	-	9,697	-

Financial liabilities:
Noninterest bearing deposits	$669,795	$669,795	$669,795	$-	$-
Interest bearing deposits	1,456,954	1,457,832	-	1,457,832	-
Securities sold under repurchase agreements	48,693	48,693	-	48,693	-
Other short-term borrowings	48,500	48,500	-	48,500	-
Junior subordinated debentures	57,734	51,188	33,614	17,574	-
Senior notes	44,270	46,269	46,269	-	-
Note payable and other borrowings	6,673	7,003	-	7,003	-
Interest rate swap agreements	5,921	5,921	-	5,921	-
Interest payable on deposits and borrowings	1,079	1,079	-	1,079	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In December of 2019, the Company also executed a loan pool hedge of $50 million to convert variable rate loans to a fixed rate index for a five year term.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $722,000 will be reclassified as an increase to interest income and an additional $662,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2018, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December of 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s Libor-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had a net $3.1 million of cash collateral held by one correspondent financial institution to support interest rate swap activity at June 30, 2020 and $14.1 million of investment securities were required to be pledged to one correspondent financial institution.  The Bank had $114,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2019 and $11.0 million of investment securities were required to be pledged to two correspondent financial institutions.  At June 30, 2020, the notional amount of non-hedging interest rate swaps was $193.5 million with a weighted average maturity of 5.2 years.  At December 31, 2019, the notional amount of non-hedging interest rate swaps was $177.9 million with a weighted average maturity of 5.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			June 30, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	3,155	Other Liabilities	8,392
Total derivatives designated as hedging instruments				3,155		8,392

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	273	193,532	Other Assets	8,010	Other Liabilities	8,010
Interest rate lock commitments and forward contracts	15	67,000	Other Assets	1,238	Other Liabilities	-
Other contracts	4	27,894	Other Assets	-	Other Liabilities	116
Total derivatives not designated as hedging instruments				9,248		8,126

			December 31, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	-	Other Liabilities	3,150
Total derivatives designated as hedging instruments				-		3,150

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	177,872	Other Assets	2,771	Other Liabilities	2,771
Interest rate lock commitments and forward contracts	87	23,667	Other Assets	250	Other Liabilities	-
Other contracts	4	28,176	Other Assets	-	Other Liabilities	53
Total derivatives not designated as hedging instruments				3,021		2,824

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $3.8 million as of June 30, 2020, and a gain of $1.6 million as of June 30, 2019.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $90,000 and $15,000 for the six months ended June 30, 2020, and June 30, 2019, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Other provisions of such agreements include the definition of certain events that may lead to the declaration of default and/or the early termination of the derivative transaction(s):

●	If the Company either defaults or is capable of being declared in default on any of its indebtedness (exclusive of deposit obligations), then the Company could also be declared in default on its derivative obligations.
●	If a merger occurs that materially changes the Company's creditworthiness in an adverse manner.
●	If certain specified adverse regulatory actions occur, such as the issuance of a Cease and Desist Order, or citations for actions considered Unsafe and Unsound or that may lead to the termination of deposit insurance coverage by the FDIC.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2020, and December 31, 2019.

The following table is a summary of letter of credit commitments:

	June 30, 2020			December 31, 2019
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$8,921	$9,250	$339	$9,612	$9,951
Commercial standby	-	-	-	-	-	-
Performance standby	356	6,007	6,363	571	6,212	6,783
	685	14,928	15,613	910	15,824	16,734
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$685	$14,995	$15,680	$910	$15,891	$16,801

Unused loan commitments:	$127,763	$347,384	$475,147	$111,348	$320,120	$431,468

As of January 1, 2020, we adopted ASU 2016-13, and per CECL guidance, the Company recorded an allowance for credit losses on unfunded commitments of $1.7 million. As of June 30, 2020, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rate reductions during the second quarter of 2020, and based on that analysis under CECL methodology, the Company recorded a provision for credit losses related to unfunded commitments of $734,000. The growth in the ACL for unfunded commitments in the second quarter of 2020, compared to the prior quarter end, is primarily related to an increase in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, and our financial condition at June 30, 2020, compared to December 31, 2019.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2019.  The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and June 2020 and 2019 amounts are unaudited.

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

Recent Events—COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China, and has since spread to many other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Illinois and most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential.  Although many businesses have begun to reopen, some markets, including those in Illinois, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery.  Uncertainty also remains regarding if, how and when schools will reopen and the impact of such reopening decisions on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time, and declining further to 0.65% as of June 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition, and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

Temporary Operational Changes

We have taken a number of steps to protect our employees, customers and communities.  In March 2020, as part of our efforts to exercise social distancing, we closed all of our banking lobbies (other than by appointment) conducted most of our business through drive-thru tellers and through electronic and online means.  At this time, our lobbies have been reopened, but we encourage customers to use other means to conduct their banking, and are following social distancing and personal protective protocols as directed by the Center for Disease Control and Prevention.  In addition, a majority of our workforce has been working from home since mid-March 2020, and will continue to do so through the near future.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  While we did not yet have a significant impact to our financial condition as of June 30, 2020, in the form of incurred losses or communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our provision for credit losses in anticipation of continued market risk and uncertainty at this time.  Our provision for credit losses was $8.0 million for the first quarter of 2020, which was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic and market interest rate reductions.  Our provision for credit losses was $2.1 million for the second quarter of 2020, as we continued to forecast an increase in future expected credit losses due to the ongoing impact of the pandemic.  Periods ending after June 30, 2020 may also be materially impacted by the COVID-19 pandemic.

We also adjusted our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses.  At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio.  Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold as well as reductions in other comprehensive income.  We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

As of June 30, 2020, we had $18.6 million of goodwill.  During the first and second quarters of 2020, we considered whether a quantitative assessment of our goodwill was required because of the significant economic disruption caused by the COVID-19 pandemic.  At June 30, 2020, we determined no goodwill impairment was required, since the negative market indicators were not observed over a sustained period of time.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

During this unprecedented situation, we have established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  As of August 5, 2020, we had executed 469 of these deferrals on outstanding loan balances of $231.1 million.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.  We also suspended late fees for consumer loans through June 30, 2020, and continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  We also paused new foreclosure and repossession actions through June 30, 2020, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We are also participating in the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act). As of August 5, 2020, we had processed 727 loan applications for the SBA Paycheck Protection Program (“PPP”), representing a total of $136.9 million.  We remain ready to continue to fund eligible client requests if Congress appropriates additional funds.

Capital and Liquidity

As of June 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP.  As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

The Federal Reserve Bank has provided a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP (the “PPPLF”), which will allow us to retain existing sources of liquidity for our traditional operations. PPP loans will be pledged as collateral on any of our borrowings under the Federal Reserve Bank’s lending facility.  These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.  We have not yet participated in the PPPLF program, but have the ability to do so should the need arise.

We have also developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management is communicating each week in structured meetings with key staff to seek to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt and PPP loan fundings, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced growth in total loans in the second quarter of 2020, compared to both the year ended December 31, 2019, and the second quarter of 2019, and we believe we are positioned for further moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment.  While the impact of the COVID-19 pandemic continues to evolve and is not yet known, and regulatory and governmental developments stemming from the economic and social disruption caused by the pandemic have not yet been fully implemented, we realize this pandemic will make it challenging to attain the levels of profitability and growth reflected in the past five years.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended June 30, 2020, compared to the like period ended June 30, 2019:

●	Net income for the second quarter of 2020 was $9.2 million, or $0.31 per diluted share, compared to $9.3 million, or $0.31 per diluted share, for the second quarter of 2019.

●	Net interest and dividend income was $22.7 million for the second quarter of 2020, compared to $24.8 million for the second quarter of 2019. The decrease in 2020 was primarily due to the year over year decline in market interest rates, which negatively impacted loan and security income, despite growth in our loan portfolio of $149.4 million in the same period.

●	A provision for credit losses of $2.1 million was recorded for the second quarter of 2020, consisting of $1.4 million related to loans and $734,000 related to unfunded commitments, compared to a provision for loan and lease losses of $450,000 in the second quarter of 2019. We adopted the new current expected credit losses accounting standard, or CECL, effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020. The provision expense recorded in 2020 was impacted by both the new CECL methodology applied and the expected impact, as of June 30, 2020, of the COVID-19 pandemic on future losses.

●	Noninterest income was $10.7 million for the second quarter of 2020, compared to $8.1 million for the second quarter of 2019. The increase was primarily due to interest rate driven growth in net gain on sales of mortgage loans, as proceeds from mortgages sold in the second quarter of 2020 totaled $137.9 million, compared to $36.0 million in the second quarter of 2019, resulting in an increase in noninterest income of $3.5 million. The increase was also driven by a reduction in mark to market losses on mortgage servicing rights (“MSRs”) of $692,000 in the second quarter of 2020, compared to the second quarter of 2019, and a net increase in the cash surrender value of bank owned life insurance (“BOLI”) of $212,000 for the second quarter of 2020, compared the second quarter of 2019. Partially offsetting these increases were reductions in other noninterest income categories stemming from COVID-19 related impacts in the second quarter of 2020, compared to the second quarter of 2019, including a $839,000 decrease in service charges on deposits due to a reduction in overdraft fees, and a $241,000 decrease in card related income, due to a reduction in consumer transactional volumes.

●	Noninterest expense was $18.9 million for the second quarter of 2020, compared to $20.1 million for the second quarter of 2019, a decrease of $1.2 million, or 6.1%. The decrease in 2020 was primarily due to a decrease in salaries and employee benefit expense related to the deferral of loan origination costs on PPP loans, a decrease in computer and data processing, and a decrease in advertising expense due to reduced marketing efforts during the COVID-19 pandemic.

●	The provision for income taxes was $3.1 million for the second quarter of 2020, compared to $3.0 million for the second quarter of 2019. Pretax income was $12.4 million in the second quarter of 2020, compared to $12.3 million for the second quarter of 2019.

●	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining relatively steady at 1.0% as of June 30, 2020, 0.8% as of December 31, 2019, and 0.7% as of June 30, 2019.

●	During the second quarter of 2020, we repurchased 145,932 shares of our common stock at a weighted average price of $6.97 per share pursuant to our stock repurchase program.

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

Determining the allowance for loan and lease losses has historically been identified as a critical accounting policy. On January 1, 2020, we adopted the new CECL accounting methodology which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost.  Previously, an allowance for loan and lease losses was recognized based on probable incurred losses. The accounting estimates relating to the allowance for credit losses is also a “critical accounting policy” as:

●	changes in the provision for credit losses can materially affect our financial results;
●	estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default; and
●	the allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and
●	considerable judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

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

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest margin on a tax equivalent (“TE”) basis, our adjusted efficiency ratio, our tangible common equity to tangible assets ratio, and our core net interest margin on a TE basis.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Overview

Three months ended June 30, 2020 and 2019

Our income before taxes was $12.4 million in the second quarter of 2020, compared to $12.3 million in the second quarter of 2019.  This $100,000 increase in pretax income was primarily due to the $2.6 million increase in noninterest income in the second quarter of 2020, compared to the second quarter of 2019, and a $1.2 million reduction in noninterest expense in the second quarter of 2020, compared to the second quarter of 2019.  These favorable variances were materially offset by a $2.0 million reduction in net interest income in the second quarter of 2020, compared to the second quarter of 2019, as well as a $1.7 million increase in the provision for credit losses, due both to our adoption of the new CECL methodology effective January 1, 2020 and the expected impact, as of June 30, 2020, of the COVID-19 pandemic and related market interest rate reductions, compared to a $450,000 provision for loan and lease losses in the second quarter of 2019.  Our net income was $9.2 million, or $0.31 per diluted share, for the second quarter of 2020, compared to net income of $9.3 million, or $0.31 per diluted share, for the second quarter of 2019.

Net interest and dividend income was $22.7 million in the second quarter of 2020, compared to $24.8 million in the second quarter of 2019.  The $2.0 million decrease was primarily driven by a $3.9 million decrease in interest and dividend income in the second quarter of 2020, compared to the second quarter of 2019, driven by the reduction in market interest rates on loans and securities.  Loan growth of $149.4 million was recorded in the year over year period, but interest income on loans declined $2.5 million from the quarter ended June 30, 2019 to June 30, 2020.  Securities available-for-sale decreased $44.6 million as of June 30, 2020, compared to June 30, 2019, which exacerbated the reduction in securities related income of $1.3 million in the same year over year period. Partially offsetting the decrease in interest and dividend income was a $1.8 million reduction in total interest expense in the second quarter of 2020, compared to the second quarter of 2019, due to a reduction in interest expense on deposits of $573,000, on other short-term borrowings of $541,000, and on junior subordinated debentures of $648,000, due to the redemption of the Old Second Capital Trust I trust preferred securities and related subordinated debentures in the first quarter of 2020.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the second quarter of 2020, compared to the second quarter of 2019, totaled $154.7 million, stemming from 669 PPP loans originated in the second quarter of 2020 totaling $133.9 million, as well as organic growth primarily in our commercial, leases, and commercial real estate-investor portfolios.

Six months ended June 30, 2020 and 2019

Our income before taxes was $12.4 million for the six months ended June 30, 2020, compared to $23.2 million for the six months ended June 30, 2019.  This $10.8 million decrease in pretax income was primarily due to a $9.2 million increase in provision for credit losses for the six months ended June 30, 2020, compared to the same period in 2019, due both to our adoption of the new CECL methodology effective January 1, 2020 and the expected impact, as of June 30, 2020, of the COVID-19 pandemic and related market interest rate reductions.  Our net income was $9.5 million, or $0.31 per diluted share, for the six months ended June 30, 2020, compared to net income of $17.7 million, or $0.58 per diluted share, for the six months ended June 30, 2019.

Net income was $9.5 million for the six months ended June 30, 2020, compared to $17.7 million for the same period of 2019.  The decrease in net income was primarily due to a $9.2 million increase in provision for credit losses for the six months ended June 30, 2020, compared to the like period of 2019, as well as a $5.3 million decrease in interest and dividend income for the six months ended June 30, 2020, compared to the like period of 2019, driven by the impact of the reduction in market interest rates on loans and securities.  Also impacting net income was a $2.4 million increase in noninterest income for the six months ended June 30, 2020, compared to the like 2019 period, driven primarily by a $5.0 million increase in net gain on sales of mortgage loans, which more than offset the mark to market losses of $2.6 million on MSRs for the six months ended June 30, 2020, compared to a $2.0 million mark to market loss on MSRs for the six months ended June 30, 2019.

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

Three months ended June 30, 2020 and 2019

Our net interest and dividend income decreased by $2.0 million, to $22.7 million, for the second quarter of 2020, from $24.8 million for the second quarter of 2019.  This decline was attributable to the $3.9 million, or 13.1%, decrease in interest and dividend income for the second quarter of 2020, compared to the second quarter of 2019, partially offset by a $1.8 million decrease in interest expense.  Interest and dividend income for the second quarter of 2020 reflected a decrease of $1.7 million, or 6.3%, compared to the first quarter of 2020.

Average earning assets for the second quarter of 2020 were $2.67 billion, reflecting an increase of $209.2 million, or 8.5%, compared to the first quarter of 2020, and an increase of $220.5 million, or 9.0%, compared to the second quarter of 2019.  Total average loans, including loans held-for-sale, totaled $2.05 billion in the second quarter of 2020, which reflected an increase of $106.7 million compared to the first quarter of 2020, and an increase of $154.7 million compared to the second quarter of 2019.  The growth in average loan balances, which was primarily due to an increase in commercial loans related to PPP loan disbursements and lease and commercial real estate-investor loans stemming from organic growth, was offset by the reduction in market interest rates over the past year, which resulted in a decrease in interest income of $2.6 million related to loans in the year over year period.  For the second quarter of 2020, the yield on average loans decreased to 4.40%, compared to the yield on average loans of 4.89% for the first quarter of 2020 and 5.28% for the second quarter of 2019.  Securities also reflected a reduction in yields, due to both decreases in market interest rates over the past year and volumes used to fund loan growth.  Total average securities for the second quarter of 2020 decreased $23.0 million from the first quarter of 2020, and decreased $67.3 million from the second quarter of 2019.  The yield on average securities declined to 3.07% for the second quarter of 2020, compared to 3.39% for the first quarter of 2020 and 3.80% for second quarter of 2019.

Average interest bearing liabilities increased $36.2 million, or 2.2%, in the second quarter of 2020, compared to the first quarter of 2020, but decreased $32.8 million, or 1.9%, compared to the second quarter of 2019.  The growth in average interest bearing deposits of $62.5 million from the prior quarter was due to seasonal deposit fluctuations from income tax refunds, commercial deposit build for projects to be deployed later in the year, and growth in depositor liquidity due to market uncertainty related to the COVID-19 pandemic. The growth in average interest bearing deposits of $68.8 million from the second quarter of 2019 was primarily due to the impacts of the COVID-19 pandemic, which also impacted the $208.7 million of growth in noninterest bearing deposits for the same period, as reductions in market interest rates over the past year have provided less incentive to maintain funds in interest bearing deposits.

Average other short-term borrowings, which consist of FHLBC advances, decreased $14.7 million in the second quarter of 2020, compared to the first quarter of 2020, and decreased $85.0 million compared to the second quarter of 2019.  The average rate paid on short-term FHLBC advances was impacted by the reduction in interest rates in the first quarter of 2020, resulting in an average rate of 1.63% for the second quarter of 2020, compared to 1.90% for the first quarter of 2020, and 2.47% for the second quarter of 2019.  As of June 30, 2020, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.5 million we acquired in our acquisition of ABC Bank, and $19.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020 to fund our redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures of $32.6 million.  This redemption occurred in March 2020 and resulted in a decrease of 720 basis points in the cost of the average junior subordinated debentures for the second quarter of 2020 due to the recognition of the remaining unamortized deferred issuance costs of $635,000 in the first quarter of 2020.  The rate paid on the redeemed junior subordinated debentures was 7.8%, in comparison to the rate to be paid going forward on the newly executed $20.0 million term note of one month Libor plus 175 basis points.

Our net interest margin, expressed as a percentage of average earning assets, was 3.42% for the second quarter of 2020, reflecting a 29 basis point decrease from the first quarter of 2020, and a 64 basis point decrease from the second quarter of 2019.  Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 3.48% for the second quarter of 2020, reflecting a 29 basis point decrease from the first quarter of 2020, and a 67 basis point decrease from the second quarter of 2019.  The average tax-

equivalent yield on earning assets decreased to 3.93% for the second quarter of 2020, compared to 4.55% for the first quarter of 2020, and 4.94% for the second quarter of 2019.  The decreases in net interest margin and the yield on average earning assets for the second quarter of 2020, compared to the second quarter of 2019, was primarily attributable to a decline in security volumes and interest rate reductions which impacted loans and securities in the second quarter of 2020.  The cost of funds on interest bearing liabilities was 0.72% for the second quarter of 2020, 1.17% for the first quarter of 2019, and 1.13% for the second quarter of 2019.  The decrease in our cost of funds in the second quarter of 2020 compared to the first quarter of 2020 was primarily driven by the redemption of our junior subordinated debentures and the resulting recognition of $635,000 of deferred issuance costs in March 2020, partially offset by a decline in the volume and rates paid on short-term borrowings.  The decrease in our cost of funds in the second quarter of 2020 compared to the second quarter of 2019 was primarily driven by a decline in the rates paid on deposits, a decline in volume and rates paid on short-term borrowings, and the redemption of our junior subordinated debentures in the first quarter of 2020 which resulted in the average yield on our junior subordinated debentures of 4.42% for the second quarter of 2020, compared to 6.47% in the prior year like quarter.

Six months ended June 30, 2020 and 2019

Our net interest and dividend income decreased by $3.4 million to $45.4 million for the six months ended June 30, 2020, compared to $48.8 million for the six months ended June 30, 2019.  This decline was attributable to a $5.3 million, or 9.1%, decrease in interest and dividend income for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, partially offset by a $1.9 million decrease in interest expense.

Average earning assets for the six months ended June 30, 2020 were $2.56 billion, reflecting an increase of $120.1 million, or 4.9%, compared to the six months ended June 30, 2019.  The yield on average earning assets for the six months ended June 30, 2020 was 4.23%, compared to 4.92% for the six months ended June 30, 2019.  Total average loans, including loans held-for-sale, totaled $2.0 billion for the six months ended June 30, 2020, which reflected an increase of $102.3 million, compared to the six months ended June 30, 2019.  The growth in average loan balances was more than offset by market interest rate reductions, which resulted in a $3.0 million decrease in interest income for the six months ended June 30, 2020, compared to the like 2019 period.  For the six months ended June 30, 2020, yields on average securities decreased by 67 basis points and yields on average loans decreased by 58 basis points, each as compared to the six months ended June 30, 2019, due primarily to the falling interest rate environment. Average interest earning deposits with financial institutions increased $71.8 million in the six months ended June 30, 2020 compared to the prior year like period as consumer spending declined as a result of the COVID-19 pandemic, which increased our liquidity.

Average interest bearing liabilities decreased $71.2 million, or 4.1%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  The decrease was due to reductions in average other short-term borrowings of $80.1 million, which primarily consist of FHLBC advances, and a reduction in average junior subordinated debentures of $21.2 million due to the redemption of the trust preferred securities issued by Old Second Capital Trust I and the related $32.6 million of subordinated debentures in March 2020.   The rate on our junior subordinated debentures was 9.08% for the six months ended June 30, 2020, and 6.49% for the six months ended June 30, 2019, as $635,000 of deferred issuance costs was expensed upon the redemption in 2020.  Average interest bearing deposits increased by $21.3 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, but the reduction in market interest rates resulted in a nine basis point reduction in the cost of interest bearing deposits for the six months ended June 30, 2020, compared to the like 2019 period.  Average noninterest bearing deposits increased $130.0 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as customers spent less as a result of the COVID-19 pandemic.

Our net interest margin for the six months ended June 30, 2020 was 3.56% compared to 4.03% for the six months ended June 30, 2019, reflecting a 47 basis point decrease.  Our net interest margin (TE) for the six months ended June 30, 2020 was 3.62% compared to 4.12% for the six months ended June 30, 2019, reflecting a 50 basis point decrease. The decrease in net interest margin for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to reductions in the market interest rates as well as the issuance of $133.9 million of PPP loans at 1.00%, and the growth of our liquidity with an increase in cash and due from banks, which were not yet reinvested into higher yielding assets.  These reductions to the net interest margin were partially offset by reductions in rates paid on deposits, as well as reductions in volumes and rates paid on borrowings, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$153,532	$42	0.11	$27,989	$75	1.08	$19,053	$111	2.34
Securities:
Taxable	247,868	1,694	2.75	273,429	2,163	3.18	229,263	2,223	3.89
Non-taxable (TE)[1]	204,840	1,767	3.47	202,289	1,842	3.66	290,743	2,710	3.74
Total securities (TE)[1]	452,708	3,461	3.07	475,718	4,005	3.39	520,006	4,933	3.80
Dividends from FHLBC and FRBC	9,917	123	4.99	9,917	125	5.07	11,317	156	5.53
Loans and loans held-for-sale[1,2]	2,052,060	22,460	4.40	1,945,383	23,636	4.89	1,897,324	24,958	5.28
Total interest earning assets	2,668,217	26,086	3.93	2,459,007	27,841	4.55	2,447,700	30,158	4.94
Cash and due from banks	30,594	-	-	32,549	-	-	33,618	-	-
Allowance for credit losses on loans	(30,747)	-	-	(23,507)	-	-	(19,435)	-	-
Other noninterest bearing assets	187,305	-	-	172,712	-	-	174,075	-	-
Total assets	$2,855,369			$2,640,761			$2,635,958

Liabilities and Stockholders' Equity
NOW accounts	$457,772	$129	0.11	$422,065	$233	0.22	$442,430	$373	0.34
Money market accounts	279,873	85	0.12	280,828	236	0.34	288,698	262	0.36
Savings accounts	359,358	171	0.19	322,618	166	0.21	313,822	124	0.16
Time deposits	439,735	1,442	1.32	448,763	1,766	1.58	422,975	1,641	1.56
Interest bearing deposits	1,536,738	1,827	0.48	1,474,274	2,401	0.66	1,467,925	2,400	0.66
Securities sold under repurchase agreements	45,882	23	0.20	47,825	116	0.98	44,184	147	1.33
Other short-term borrowings	8,396	34	1.63	23,069	109	1.90	93,369	575	2.47
Junior subordinated debentures	25,773	283	4.42	47,200	1,364	11.62	57,704	931	6.47
Senior notes	44,310	673	6.11	44,284	673	6.11	44,196	672	6.10
Notes payable and other borrowings	26,551	165	2.50	14,762	130	3.54	13,101	107	3.28
Total interest bearing liabilities	1,687,650	3,005	0.72	1,651,414	4,793	1.17	1,720,479	4,832	1.13
Noninterest bearing deposits	854,324	-	-	676,755	-	-	645,580	-	-
Other liabilities	39,613	-	-	28,490	-	-	19,586	-	-
Stockholders' equity	273,782	-	-	284,102	-	-	250,313	-	-
Total liabilities and stockholders' equity	$2,855,369			$2,640,761			$2,635,958
Net interest income (GAAP)		$22,707			$22,658			$24,754
Net interest margin (GAAP)			3.42			3.71			4.06

Net interest income (TE)[1]		$23,081			$23,048			$25,326
Net interest margin (TE)[1]			3.48			3.77			4.15
Core net interest margin (TE - excluding PPP loans)[1]			3.51			N/A			N/A
Interest bearing liabilities to earning assets	63.25%			67.16%			70.29%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below and the table on page 50 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020 and 2019.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $718,000, $294,000 and $184,000 for the second quarter of 2020, the first quarter of 2020, and the second quarter of 2019, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2020			2019
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$90,760	$117	0.26	$18,948	$225	2.39
Securities:
Taxable	260,649	3,857	2.98	233,051	4,637	4.01
Non-taxable (TE)[1]	203,564	3,609	3.57	283,715	5,366	3.81
Total securities (TE)[1]	464,213	7,466	3.23	516,766	10,003	3.90
Dividends from FHLBC and FRBC	9,917	248	5.03	11,390	305	5.40
Loans and loans held-for-sale [1,2]	1,998,721	46,096	4.64	1,896,422	49,084	5.22
Total interest earning assets	2,563,611	53,927	4.23	2,443,526	59,617	4.92
Cash and due from banks	31,571	-	-	33,683	-	-
Allowance for credit losses on loans	(27,127)	-	-	(19,335)	-	-
Other noninterest bearing assets	180,010	-	-	177,904	-	-
Total assets	$2,748,065			$2,635,778

Liabilities and Stockholders' Equity
NOW accounts	$439,918	$362	0.17	$445,457	$752	0.34
Money market accounts	280,351	321	0.23	293,972	532	0.36
Savings accounts	340,988	337	0.20	310,798	246	0.16
Time deposits	444,249	3,208	1.45	433,964	3,259	1.51
Interest bearing deposits	1,505,506	4,228	0.56	1,484,191	4,789	0.65
Securities sold under repurchase agreements	46,854	139	0.60	44,668	296	1.34
Other short-term borrowings	15,732	143	1.83	95,835	1,182	2.49
Junior subordinated debentures	36,487	1,647	9.08	57,698	1,858	6.49
Senior notes	44,297	1,346	6.11	44,184	1,344	6.13
Notes payable and other borrowings	20,656	295	2.87	14,181	223	3.17
Total interest bearing liabilities	1,669,532	7,798	0.94	1,740,757	9,692	1.12
Noninterest bearing deposits	765,539	-	-	635,557	-	-
Other liabilities	34,051	-	-	16,688	-	-
Stockholders' equity	278,943	-	-	242,776	-	-
Total liabilities and stockholders' equity	$2,748,065			$2,635,778
Net interest income (GAAP)		$45,365			$48,790
Net interest margin (GAAP)			3.56			4.03

Net interest income (TE)[1]		$46,129			$49,925
Net interest margin (TE)[1]			3.62			4.12
Core net interest margin (TE - excluding PPP loans)[1]			3.64			N/A
Interest bearing liabilities to earning assets	65.12%			71.24%

1 Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below and the table on page 50 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020 and 2019.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $1.0 million and $413,000 for the first six months of 2020 and 2019, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2020	2020	2019	2020	2019
(Dollars in thousands)

Interest income (GAAP)	$25,712	$27,451	$29,586	$53,163	$58,482
Taxable-equivalent adjustment:
Loans	3	3	3	6	8
Securities	371	387	569	758	1,127
Interest and dividend income (TE)	26,086	27,841	30,158	53,927	59,617
Interest expense (GAAP)	3,005	4,793	4,832	7,798	9,692
Net interest income (TE)	$23,081	$23,048	$25,326	$46,129	$49,925
Paycheck Protection Program ("PPP") loan - interest and fee income	603	NA	NA	603	NA
Net interest income (TE) - excluding PPP loans	$22,478	NA	NA	$45,526	NA
Net interest income (GAAP)	$22,707	$22,658	$24,754	$45,365	$48,790
Average interest earning assets	$2,668,217	$2,459,007	$2,447,700	$2,563,611	$2,443,526
Average PPP loans	$90,447	N/A	N/A	$51,684	N/A
Average interest earning assets, excluding PPP loans	$2,577,770	N/A	N/A	$2,511,927	N/A
Net interest margin (GAAP)	3.42%	3.71%	4.06%	3.56%	4.03%
Net interest margin (TE)	3.48%	3.77%	4.15%	3.62%	4.12%
Core net interest margin (TE - excluding PPP loans)	3.51%	N/A	N/A	3.64%	N/A

Noninterest Income

Three months ended June 30, 2020 and 2019

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2020
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2020	2020	2019	2020	2019
Trust income	$1,664	$1,532	$1,739	8.6	(4.3)
Service charges on deposits	1,120	1,726	1,959	(35.1)	(42.8)
Residential mortgage banking revenue
Secondary mortgage fees	505	270	203	87.0	148.8
Mortgage servicing rights mark to market loss	(445)	(2,134)	(1,137)	79.1	60.9
Mortgage servicing income	458	468	491	(2.1)	(6.7)
Net gain on sales of mortgage loans	4,631	2,246	1,163	106.2	298.2
Total residential mortgage banking revenue	5,149	850	720	505.8	615.1
Securities (losses) gains, net	-	(24)	986	100.0	(100.0)
Change in cash surrender value of BOLI	532	(49)	320	N/M	66.3
Death benefit realized on BOLI	59	-	-	N/M	N/M
Card related income	1,311	1,287	1,552	1.9	(15.5)
Other income	860	1,000	867	(14.0)	(0.8)
Total noninterest income	$10,695	$6,322	$8,143	69.2	31.3

N/M - Not meaningful

Noninterest income increased $4.4 million, or 69.2%, in the second quarter of 2020, compared to the first quarter of 2020, and increased $2.6 million, or 31.3%, compared to the second quarter of 2019.  These increases were primarily driven by $4.6 million in net gain on sales of mortgage loans and a reduction in the mark to market losses on MSRs in the second quarter of 2020, compared to both the prior quarter and year over year quarter.  The cash surrender value of BOLI increased in the second quarter of 2020 by $581,000, compared to the first quarter of 2020, and increased $212,000, compared to the second quarter of 2019, due to market interest rate fluctuations.

The noted increases were partially offset by a reduction in service charges on deposits, as overdraft and bounce fees declined due to a decrease in customer transactional activity as a result of the COVID-19 pandemic, resulting in a decrease of $606,000 in the second quarter of 2020, compared to the linked quarter, and a decrease of $839,000 year over year.  The year over year increase in noninterest income was also offset by a $986,000 decrease in securities gains, net, and a $241,000 decrease in card related income.

Six months ended June 30, 2020 and 2019

The following table details the major components of noninterest income for the periods presented:

Noninterest Income	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2020	2019	Change
Trust income	$3,196	$3,225	(0.9)
Service charges on deposits	2,846	3,821	(25.5)
Residential mortgage banking revenue
Secondary mortgage fees	775	339	128.6
Mortgage servicing rights mark to market loss	(2,579)	(1,956)	(31.9)
Mortgage servicing income	926	948	(2.3)
Net gain on sales of mortgage loans	6,877	1,925	257.2
Total residential mortgage banking revenue	5,999	1,256	377.6
Securities (losses) gains, net	(24)	1,013	(102.4)
Change in cash surrender value of BOLI	483	778	(37.9)
Death benefit realized on BOLI	59	-
Card related income	2,598	2,837	(8.4)
Other income	1,860	1,695	9.7
Total noninterest income	$17,017	$14,625	16.4

Noninterest income for the six months ended June 30, 2020 increased $2.4 million, or 16.4%, compared to the six months ended June 30, 2019. This increase was primarily driven by a $4.7 million increase in total residential mortgage banking revenue stemming from the falling interest rate environment and the resultant net gain on sales of mortgage loans and secondary mortgage fees, and an increase in other income due to a $243,000 increase in commercial swap fees. These increases were partially offset by decreases in service charges on deposits and card related income due to reductions in customer activity as a result of the COVID-19 pandemic, and decreases in security (losses) gains, net, and the cash surrender value of BOLI.

Noninterest Expense

Three months ended June 30, 2020 and 2019

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2020
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2020	2020	2019	2020	2019
Salaries	$8,588	$9,761	$9,004	(12.0)	(4.6)
Officers incentive	968	958	893	1.0	8.4
Benefits and other	1,786	2,199	1,690	(18.8)	5.7
Total salaries and employee benefits	11,342	12,918	11,587	(12.2)	(2.1)
Occupancy, furniture and equipment expense	1,935	2,301	1,925	(15.9)	0.5
Computer and data processing	1,247	1,335	1,524	(6.6)	(18.2)
FDIC insurance	155	57	116	171.9	33.6
General bank insurance	237	246	236	(3.7)	0.4
Amortization of core deposit intangible asset	124	128	121	(3.1)	2.5
Advertising expense	57	109	381	(47.7)	(85.0)
Card related expense	514	532	474	(3.4)	8.4
Legal fees	176	131	243	34.4	(27.6)
Other real estate owned expense, net	143	237	248	(39.7)	(42.3)
Other expense	2,966	3,008	3,271	(1.4)	(9.3)
Total noninterest expense	$18,896	$21,002	$20,126	(10.0)	(6.1)
Efficiency ratio (GAAP)[1]	55.13%	66.28%	59.78%
Adjusted efficiency ratio (non-GAAP)[2]	54.28%	65.48%	58.62%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 54 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2020 decreased $2.1 million, or 10.0%, compared to the first quarter of 2020, and decreased $1.2 million, or 6.1%, compared to the second quarter of 2019.  The linked quarter decrease is primarily attributable to a $1.6 million decrease in salaries and employee benefits stemming from an increase in deferrals of new loan origination costs related to PPP loans, a $366,000 decrease in occupancy, furniture and equipment expense, a $94,000 decrease in other real estate owned expense, primarily due to valuation write-downs on properties in the first quarter of 2020, and a $52,000 reduction in advertising expense.  These reductions were partially offset by an increase of $98,000 in FDIC insurance, as FDIC assessment credits were fully utilized in the first quarter of 2020, and $45,000 in legal fees.

The year over year decrease in noninterest expense is primarily attributable to a $245,000 decrease in salaries and employee benefits, a $277,000 decrease in computer and data processing expense, a $324,000 decrease in advertising expense due to a reduction in marketing efforts during the COVID-19 pandemic, a $105,000 decrease in other real estate owned expense, net, due to property valuation write-downs, and a $305,000 decrease in other expense.  The decrease in other expense was mainly attributable to reductions in consulting and management fees and other marketing expenses. Partially offsetting the year over year decreases were a $39,000 increase in FDIC insurance and a $40,000 increase in card related expense.

Six months ended June 30, 2020 and 2019

Noninterest Expense	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2020	2019	Change
Salaries	$18,349	$17,638	4.0
Officers incentive	1,926	1,775	8.5
Benefits and other	3,985	3,786	5.3
Total salaries and employee benefits	24,260	23,199	4.6
Occupancy, furniture and equipment expense	4,236	3,914	8.2
Computer and data processing	2,582	2,856	(9.6)
FDIC insurance	212	290	(26.9)
General bank insurance	483	486	(0.6)
Amortization of core deposit intangible asset	252	253	(0.4)
Advertising expense	166	615	(73.0)
Card related expense	1,046	829	26.2
Legal fees	307	369	(16.8)
Other real estate owned expense, net	380	298	27.5
Other expense	5,974	6,211	(3.8)
Total noninterest expense	$39,898	$39,320	1.5
Efficiency ratio (GAAP)[1]	60.48%	60.24%
Adjusted efficiency ratio (non-GAAP)[2]	59.64%	59.01%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 54 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2020, increased $578,000, or 1.5%, compared to the six months ended June 30, 2019, primarily due to occupancy, furniture and equipment expense of $322,000 stemming from planned building repairs and maintenance, card related expense of $217,000 primarily due to an accrual reversal in 2019 for an expired rewards program, and other real estate owned expense, net, of $82,000. Partially offsetting these increases were decreases in computer and data processing expense of $274,000, FDIC insurance of $78,000, advertising expense of $449,000 as marketing efforts were reduced during the COVID-19 pandemic, legal fees of $62,000, and other expense of $237,000.   Computer and data processing expense declined year over year due to a new core system contract that we executed in the last half of 2019, which included cost savings, as well as voice and data services price reductions negotiated over the past year.  Other expense decreased year over year due to a reduction in audit fees, employee travel costs primarily due to the shelter in place during the COVID-19 pandemic, and consulting and management fees.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2020	2020	2019	2020	2020	2019
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$18,896	$21,002	$20,126	$18,896	$21,002	$20,126
Less amortization of core deposit	124	128	121	124	128	121
Less other real estate expense, net	143	237	248	143	237	248
Noninterest expense less adjustments	$18,629	$20,637	$19,757	$18,629	$20,637	$19,757

Net interest income	$22,707	$22,658	$24,754	$22,707	$22,658	$24,754
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	3	3	3
Securities	N/A	N/A	N/A	371	387	569
Net interest income including adjustments	22,707	22,658	24,754	23,081	23,048	25,326
Noninterest income	10,695	6,322	8,143	10,695	6,322	8,143
Less death benefit related to BOLI	59	-	-	59	-	-
Less securities (losses) gains, net	-	(24)	986	-	(24)	986
Less MSRs mark to market loss	(445)	(2,134)	(1,137)	(445)	(2,134)	(1,137)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	157	(13)	85
Noninterest income (less) / including adjustments	11,081	8,480	8,294	11,238	8,467	8,379

Net interest income including adjustments plus noninterest income (less) / including adjustments	$33,788	$31,138	$33,048	$34,319	$31,515	$33,705
Efficiency ratio / Adjusted efficiency ratio	55.13%	66.28%	59.78%	54.28%	65.48%	58.62%

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$39,898	$39,320	$39,898	$39,320
Less amortization of core deposit	252	253	252	253
Less other real estate expense, net	380	298	380	298
Noninterest expense less adjustments	$39,266	$38,769	$39,266	$38,769

Net interest income	$45,365	$48,790	$45,365	$48,790
Taxable-equivalent adjustment:
Loans	N/A	N/A	6	8
Securities	N/A	N/A	758	1,127
Net interest income including adjustments	45,365	48,790	46,129	49,925
Noninterest income	17,017	14,625	17,017	14,625
Less death benefit related to BOLI	59	-	59	-
Less securities (losses) gains, net	(24)	1,013	(24)	1,013
Less MSRs mark to market loss	(2,579)	(1,956)	(2,579)	(1,956)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	144	207
Noninterest income (less) / including adjustments	19,561	15,568	19,705	15,775

Net interest income including adjustments plus noninterest income (less) / including adjustments	$64,926	$64,358	$65,834	$65,700
Efficiency ratio / Adjusted efficiency ratio	60.48%	60.24%	59.64%	59.01%

Income Taxes

We recorded income tax expense of $3.1 million on $12.4 million of pretax income for the second quarter of 2020, compared to an income tax benefit of $281,000 on $6,000 of pretax loss in the first quarter of 2020, and $3.0 million of income tax expense on $12.3 million of pretax income in the second quarter of 2019.  Comparison of the effective tax rate of 25.4% for the second quarter of 2020 to the first quarter of 2020 was not meaningful, due to the low level of pretax net loss in the first quarter.  The effective tax rate was 24.7% for the second quarter of 2019.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended June 30, 2020.  We had no valuation reserve on the deferred tax assets as of June 30, 2020.

Financial Condition

Total assets increased $296.9 million to $2.93 billion at June 30, 2020, from $2.64 billion at December 31, 2019, due primarily to an increase in cash and cash equivalents of $206.9 million and loan growth of $121.5 million, partially offset by a reduction of $37.2 million in securities available-for-sale.  Total deposits were $2.45 billion at June 30, 2020, an increase of $324.6 million from December 31, 2019, primarily due to increases in noninterest bearing demand accounts, savings accounts, and NOW accounts due to ta decrease in consumer spending during the COVID-19 pandemic, and federal stimulus funds received by many depositors.

				June 30, 2020
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Securities available-for-sale, at fair value
U.S. Treasuries	$4,147	$4,036	$4,025	2.8	3.0
U.S. government agencies	7,276	8,337	9,812	(12.7)	(25.8)
U.S. government agencies mortgage-backed	16,779	16,588	16,999	1.2	(1.3)
States and political subdivisions	250,364	249,175	251,295	0.5	(0.4)
Collateralized mortgage obligations	56,113	57,984	64,867	(3.2)	(13.5)
Asset-backed securities	80,026	81,844	82,725	(2.2)	(3.3)
Collateralized loan obligations	32,731	66,684	62,357	(50.9)	(47.5)
Total securities	$447,436	$484,648	$492,080	(7.7)	(9.1)

Securities available-for-sale decreased $37.2 million as of June 30, 2020, compared to December 31, 2019, and $44.6 million compared to June 30, 2019.  Available-for-sale security calls and maturities during the three months ended June 30, 2020, totaled $13.1 million and consisted of tax exempt state and political subdivisions securities, whereas purchases during the quarter ended June 30, 2020 totaled $6.7 million and were tax exempt state and political subdivisions securities.  During the second quarter of 2020, no security sales or associated gains or losses were recorded, compared to $986,000 of securities gains, net, in the second quarter of 2019.

				June 30, 2020
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Commercial	$441,642	$332,842	$337,848	32.7	30.7
Leases	133,293	119,751	98,379	11.3	35.5
Commercial real estate - Investor	525,714	520,095	476,906	1.1	10.2
Commercial real estate - Owner occupied	343,982	345,504	348,185	(0.4)	(1.2)
Construction	83,939	69,617	93,079	20.6	(9.8)
Residential real estate - Investor	69,421	71,105	68,990	(2.4)	0.6
Residential real estate - Owner occupied	126,303	136,023	132,793	(7.1)	(4.9)
Multifamily	197,521	189,773	191,764	4.1	3.0
HELOC	89,170	91,605	96,821	(2.7)	(7.9)
HELOC - Purchased	26,467	31,852	31,852	(16.9)	(16.9)
Other [1]	14,884	12,258	13,533	21.4	10.0
Total loans, excluding deferred loan costs and PCI Loans [2]	2,052,336	1,920,425	1,890,150	6.9	8.6
Net deferred loan costs	-	1,786	1,959	(100.0)	(100.0)
Total loans, excluding PCI loans [2]	2,052,336	1,922,211	1,892,109	6.8	8.5
PCI loans, net of purchase accounting adjustments [2]	-	8,601	10,834	(100.0)	(100.0)
Total loans	$2,052,336	$1,930,812	$1,902,943	6.3	7.9

1 The “Other” class includes consumer and overdrafts.

2 As discussed below, for periods before our adoption of CECL on January 1, 2020, PCI loans and their related deferred loan costs (now PCD loans) were excluded from nonperforming loan disclosures and were therefore separately reported.  After the adoption of CECL, all PCD loans are now included within each relevant loan type and are not separately reported as PCI loans, because such loans are now included within our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

Total loans were $2.05 billion as of June 30, 2020, an increase of $121.5 million from December 31, 2019.  The increase in total loans in the first six months of 2020 was due primarily to our origination of 669 PPP loans that totaled $133.9 million within commercial loans, as well as organic growth in our leases, construction, and multifamily loan portfolios, partially offset by reductions in our residential real estate-investor, residential real estate-owner occupied, HELOC and HELOC–purchased portfolios.  Total loans increased $149.4 million from June 30, 2019 to June 30, 2020, due primarily to loan growth in our commercial loans due to PPP loan originations, leases, commercial real estate-investor, and multifamily portfolios, partially offset by reductions in our commercial real estate-owner occupied, construction, residential real estate-owner occupied, HELOC, and HELOC-purchased portfolios. As required by CECL, the balance (or amortized cost basis) of PCD loans are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the ACL.  Accordingly, at January 1, 2020, $2.5 million of purchase accounting adjustments related to PCD loans were reclassified to the ACL from loans, resulting in an increase to total PCD loans.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 71.3% of the portfolio as of June 30, 2020, compared to 75.4% of the portfolio as of December 31, 2019.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. During the first quarter of 2020, we adopted ASU 2016-13, or CECL.

We recorded a $2.1 million provision for credit losses on loans for the second quarter of 2020, compared to a $450,000 provision for loan and lease losses for the second quarter of 2019.  In the second quarter of 2020, we determined provision expense was necessary at a level higher than our net charge-offs for the quarter, which were $167,000, due to the guidance under the newly adopted CECL methodology, which requires a provision based on future expected credit losses, as compared to the previously used incurred loss model.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans.  In addition, we established a separate ACL on unfunded commitments of $1.7 million under CECL guidelines as of January 1, 2020, and we recorded a $734,000 provision for credit losses on unfunded commitments in the second quarter of 2020.  The significant increase in the total provision for credit losses stems from our CECL model calculations due to the COVID-19 pandemic and market interest rate reductions.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $4.3 million at June 30, 2020, to $20.2 million from $15.8 million at December 31, 2019.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Before we adopted CECL on January 1, 2020, PCD loans were referred to as purchased credit impaired loans, or PCI loans, and such PCI loans and their related deferred loan costs were excluded from our nonperforming loan disclosures, as long as the cash flows on such loans and the timing of such cash flows continued to be estimable and probable of collection. However, after we adopted CECL on January 1, 2020, PCD loans and their related deferred loan costs are now included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  As of the date of CECL adoption, $2.5 million of the credit related component of the purchase accounting adjustment on PCI loans was reclassified to the ACL, which comprises more than half of the $4.3 million increase in nonperforming loans since December 31, 2019.  Credit metrics, excluding the impact of this reclassification, continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.0% as of June 30, 2020, from 0.8% as of December 31, 2019, and 0.7% as of June 30, 2019.  The distribution of our nonperforming loans is shown in the following table.

				June 30, 2020
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December	June 30,	December	June 30,
	2020	2019	2019	2019	2019
Commercial	$2,168	$2,247	$151	(3.5)	N/M
Leases	181	410	125	(55.9)	44.8
Commercial real estate - Investor	1,968	2,092	2,050	(5.9)	(4.0)
Commercial real estate - Owner occupied	7,223	5,180	4,723	39.4	52.9
Construction	2,203	93	102	N/M	N/M
Residential real estate - Investor	845	788	383	7.2	120.6
Residential real estate - Owner occupied	4,107	3,169	3,228	29.6	27.2
Multifamily	69	68	-	1.5	N/M
HELOC	1,276	1,603	1,689	(20.4)	(24.5)
HELOC - Purchased	113	180	184	(37.2)	(38.6)
Other [1]	8	19	24	(57.9)	(66.7)
Total nonperforming loans	$20,161	$15,849	$12,659	27.2	59.3

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

The components of our nonperforming assets is shown in the following table.

Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Nonaccrual loans	$18,343	$12,432	$11,089	47.5	65.4
Performing troubled debt restructured loans accruing interest	978	872	1,570	12.2	(37.7)
Loans past due 90 days or more and still accruing interest	840	2,545	-	(67.0)	N/M
Total nonperforming loans	20,161	15,849	12,659	27.2	59.3
Other real estate owned	5,082	5,004	5,668	1.6	(10.3)
Total nonperforming assets	$25,243	$20,853	$18,327	21.1	37.7

PCD loans, net of purchase accounting adjustments[1]	$11,096	$8,601	$10,834	29.0	2.4

30-89 days past due loans and still accruing interest	$11,330	$14,390	$8,888

Nonaccrual loans to total loans	0.9%	0.6%	0.6%
Nonperforming loans to total loans	1.0%	0.8%	0.7%
Nonperforming assets to total loans plus OREO	1.2%	1.1%	1.0%
Purchased credit-deteriorated loans to total loans	0.5%	0.4%	0.6%

Allowance for credit losses	$31,273	$19,789	$19,372
Allowance for credit losses to total loans	1.5%	1.0%	1.0%
Allowance for credit losses to nonaccrual loans	170.5%	159.2%	174.7%

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2020	Total[1]	2020	Total[1]	2019	Total[1]
Commercial	$(2)	(1.2)	$85	7.6	$61	15.5
Leases	-	-	-	-	-	-
Commercial real estate - Investor	(14)	(8.4)	(8)	(0.7)	(12)	(3.0)
Commercial real estate - Owner occupied	292	174.9	1,108	98.8	42	10.7
Construction	-	-	-	-	(1)	(0.3)
Residential real estate - Investor	(2)	(1.2)	(20)	(1.8)	(3)	(0.8)
Residential real estate - Owner occupied	(66)	(39.5)	(23)	(2.0)	(11)	(2.8)
Multifamily	-	-	-	-	-	-
HELOC	(53)	(31.7)	(58)	(5.2)	38	9.6
HELOC - Purchased	-	-	-	-	229	58.2
Other [2]	12	7.1	38	3.4	51	12.9
Net charge-offs	$167	100.0	$1,122	100.0	$394	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs of $167,000 were recorded for the second quarter of 2020, compared to net charge-offs of $1.1 million for the first quarter of 2020 and $394,000 for the second quarter of 2019, reflecting continuing management attention to credit quality and remediation efforts.  The decline in net charge-offs for the second quarter of 2020 was primarily due to one large charge-off related to a nonperforming note sale in the first quarter of 2020.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				June 30, 2020
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Commercial	$8,627	$11,688	$7,704	(26.2)	12.0
Leases	254	329	125	(22.8)	103.2
Commercial real estate - Investor	5,445	4,926	8,791	10.5	(38.1)
Commercial real estate - Owner occupied	9,432	7,956	11,605	18.6	(18.7)
Construction	2,318	262	273	784.7	749.1
Residential real estate - Investor	1,454	1,390	1,029	4.6	41.3
Residential real estate - Owner occupied	4,270	3,631	3,773	17.6	13.2
Multifamily	5,562	503	493	N/M	N/M
HELOC	1,690	1,789	1,894	(5.5)	(10.8)
HELOC - Purchased	113	180	184	(37.2)	(38.6)
Other [1]	353	359	24	(1.7)	N/M
Total classified loans, excluding PCI loans	39,518	33,013	35,895	19.7	10.1
Other real estate owned	5,082	5,004	5,668	1.6	(10.3)
Total classified assets, excluding PCI loans	44,600	38,017	41,563	17.3	7.3
PCI, net of purchase accounting adjustments	-	8,601	10,834	(100.0)	(100.0)
Total classified assets	$44,600	$46,618	$52,397	(4.3)	(14.9)

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

Total classified loans increased as of June 30, 2020, from the levels at December 31, 2019, and June 30, 2019, primarily due to inclusion of PCD loans in their respective segments in 2020 due to the adoption of CECL.  Total classified assets, including PCD loans, reflected a decrease as of June 30, 2020, compared to the level at December 31, 2019, and the level one year ago.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 13.43% for the period ended June 30, 2020, compared to 11.11% as of December 31, 2019, and 12.56% as of June 30, 2019.  The increase in the classified assets ratio for period ended June 30, 2020, compared to June 30, 2019, is also due to the inclusion of PCD loans in their respective segments within the calculation, as these loans were previously excluded.  The increase in total PCD loans as of June 30, 2020, compared to December 31, 2019, is due to our reclassification of the credit-related component of the purchase accounting adjustments carried on former PCI loans to the ACL on January 1, 2020, the date we adopted the CECL methodology.  The PCD balance of $11.1 million is now included within total classified assets, as applicable, under CECL guidance.

Allowance for Credit Losses on Loans

Upon adoption of CECL on January 1, 2020, (Day One), we recognized an increase in our ACL on outstanding loans of $5.9 million and an increase in our ACL on unfunded commitments of $1.7 million as a cumulative effect adjustment from change in accounting policies.  Approximately $2.5 million of the increase to the ACL resulted from the transfer of the non-accretable purchase accounting adjustments on PCD loans.  The Day One adjusting entries resulted in a $3.8 million reduction to retained earnings, and a deferred tax asset adjustment of $1.4 million.  At June 30, 2020, the ACL on loans totaled $31.3 million, and the ACL on unfunded commitments, included in other liabilities, totaled $5.0 million.  This reserve build was driven by the $2.1 million provision expense in the second quarter of 2020, and the $8.0 million provision expense in the first quarter of 2020, augmented by the previously mentioned impact of adopting CECL on January 1, 2020.  The total increase in the ACL reflects forecasted credit deterioration due to the COVID-19 pandemic and the resultant recession.  Our ACL on loans to total loans was 1.5% as of June 30, 2020, compared to 1.0% at both December 31, 2019, and June 30, 2019.

See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Allowance at beginning of period	$30,045	$19,789	$19,316	$19,789	$19,006
Charge-offs:
Commercial	22	97	67	119	79
Leases	-	-	-	-	-
Commercial real estate - Investor	2	13	-	15	144
Commercial real estate - Owner occupied	292	1,109	42	1,401	129
Construction	-	-	1	-	1
Residential real estate - Investor	4	1	-	5	6
Residential real estate - Owner occupied	43	-	-	43	12
Multifamily	-	-	-	-	-
HELOC	2	83	50	85	50
HELOC - Purchased	-	-	229	-	229
Other [1]	41	98	85	139	169
Total charge-offs	406	1,401	474	1,807	819
Recoveries:
Commercial	24	12	6	36	36
Leases	-	-	-	-	-
Commercial real estate - Investor	16	21	12	37	32
Commercial real estate - Owner occupied	-	1	-	1	3
Construction	-	-	2	-	1
Residential real estate - Investor	6	21	3	27	19
Residential real estate - Owner occupied	109	23	11	132	37
Multifamily	-	-	-	-	8
HELOC	55	141	12	196	58
HELOC - Purchased	-	-	-	-	-
Other [1]	29	60	34	89	91
Total recoveries	239	279	80	518	285
Net charge-offs	167	1,122	394	1,289	534
Adoption of ASU 326	-	5,879	-	5,879	-
Provision for credit losses on loans	1,395	5,499	450	6,894	900
Allowance at end of period	$31,273	$30,045	$19,372	$31,273	$19,372

Average total loans (exclusive of loans held-for-sale)	$2,038,082	$1,941,760	$1,894,454	$1,989,921	$1,894,058
Net charge-offs / (recoveries) to average loans	0.01%	0.06%	0.02%	0.06%	0.03%
Allowance at period end to average loans	1.53%	1.55%	1.02%	1.57%	1.02%

1 The “Other” class includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 155.1% as of June 30, 2020, which was an increase from the coverage ratio of 137.6% as of March 31, 2020, and an increase from 153.0% as of June 30, 2019.  When measured as a percentage of average loans, our total ACL on loans was 1.57% for the six months ended June 30, 2020, and 1.02% for the like period of 2019.  This increase was driven by the adoption of CECL as of January 1, 2020.

We recorded PCD loans (formerly PCI loans), which refers to loans that showed evidence of deteriorated credit quality upon purchase, in our acquisition of ABC Bank.  PCD loans totaled $11.1 million, net of purchase accounting adjustments, as of June 30, 2020, and the credit-related component of the purchase accounting adjustments on these loans, which totaled $2.5 million, was reclassified to ACL, per CECL guidance, on January 1, 2020.  We perform re-estimations of cash flows on our PCD loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for credit losses during the period.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2020, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2020, OREO totaled $5.1 million, reflecting no material change from the $5.0 million at December 31, 2019, and $5.7 million at June 30, 2019.  There was one property addition which totaled $93,000 to the OREO portfolio in the second quarter of 2020.  There were no property disposals in the second quarter of 2020.  One valuation write-down occurred in the second quarter of 2020 with an expense total of $60,000, compared to $120,000 of OREO valuation write-downs in the fourth quarter of 2019, and $196,000 of valuation write-downs recorded in the second quarter of 2019.

				June 30, 2020
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Balance at beginning of period	$5,049	$4,682	$6,365	7.8	(20.7)
Property additions, net of acquisition adjustments	93	567	-	(83.7)	100.0
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	125	501	(100.0)	(100.0)
Period valuation adjustments	60	120	196	(50.0)	(69.4)
Balance at end of period	$5,082	$5,004	$5,668	1.5	(10.3)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $3.6 million, or approximately 71.5% of total OREO at June 30, 2020, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years, with one exception.  One parcel of raw land remains challenging to dispose of, and, while not material in value, was held as OREO in excess of the time allowed per regulatory guidance as of June 30, 2020.  This property was sold on July 10, 2020, resulting in a minimal gain.

OREO Properties by Type
(Dollars in thousands)	June 30, 2020		December 31, 2019		June 30, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$450	9%	$174	3%	$370	7%
Lots (single family and commercial)	3,691	72%	3,945	79%	4,162	73%
Vacant land	37	1%	41	1%	440	8%
Commercial property	904	18%	844	17%	696	12%
Total other real estate owned	$5,082	100%	$5,004	100%	$5,668	100%

Deposits and Borrowings

				June 30, 2020
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2020	2019	2019	2019	2019
Noninterest bearing demand	$890,636	$669,795	$632,900	33.0	40.7
Savings	373,448	307,015	311,887	21.6	19.7
NOW accounts	466,762	425,792	426,511	9.6	9.4
Money market accounts	293,073	282,478	285,223	3.8	2.8
Certificates of deposit of less than $100,000	215,777	227,578	220,973	(5.2)	(2.4)
Certificates of deposit of $100,000 through $250,000	146,374	151,279	144,148	(3.2)	1.5
Certificates of deposit of more than $250,000	65,247	62,812	56,132	3.9	16.2
Total deposits	$2,451,317	$2,126,749	$2,077,774	15.3	18.0

Total deposits were $2.45 billion at June 30, 2020, which reflects a $324.6 million increase from total deposits of $2.13 billion at December 31, 2019, and an increase of $373.5 million from the $2.08 billion at June 30, 2019.  The increase in deposits at June 30, 2020, compared to December 31, 2019, was due primarily to increases in noninterest bearing demand, savings and NOW accounts, with smaller increases noted in money market accounts and certificates of deposit more than $250,000.  The increase in deposits in the year over year period was primarily due to growth in noninterest bearing demand deposits, savings, NOW accounts, money markets, and time deposits of $100,000 or more.  These increases in the linked quarter as well as year over year periods were primarily due to federal stimulus funds received by depositors and a decrease in consumer spending during the COVID-19 pandemic.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $52.1 million at June 30, 2020, a $3.4 million, or 7.0%, increase from $48.7 million at December 31, 2019.  We also had short-term borrowings of $8.3 million from the FHLBC at June 30, 2020, as compared to $48.5 million in short-term borrowings at December 31, 2019.  Our notes payable and other borrowings is comprised of one remaining $6.5 million long-term FHLBC advance acquired in our ABC Bank acquisition, which matures on February 20, 2026, and $19.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate in the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $25.5 million as of June 30, 2020, increased $18.9 million from December 31, 2019, and increased $14.5 million from June 30, 2019.

The Company is indebted on senior notes originated in December 2016, totaling $44.3 million, net of deferred issuance costs, as of June 30, 2020.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.42% as of June 30, 2020, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.  The Company also redeemed $32.6 million of trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust I, on March 2, 2020, as noted above.  The cash paid at redemption of $33.0 million included accrued interest of $438,000 on the debentures, and resulted in a payment of $10.13 per preferred share.

Capital

As of June 30, 2020, total stockholders’ equity was $282.5 million, which was an increase of $4.7 million from $277.9 million as of December 31, 2019.  This increase is attributable to an increase in retained earnings of $5.1 million, comprised of net income year to date of $9.5 million, less a reduction to retained earnings of $3.8 million upon the adoption of ASU 2016-13 (CECL) as of January 1, 2020, and payment of $600,000 of dividends to our common stockholders in the six months ended June 30, 2020. In addition, an increase to accumulated other comprehensive income of $1.9 million was recorded due to a net increase in unrealized gains on available-for-sale securities, net of unrealized losses on swaps. Total stockholders’ equity decreased as our treasury stock increased $3.2 million in the second quarter of 2020, primarily due to repurchases of our common shares pursuant to our stock repurchase program.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, in which we may repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock by September 2020, through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases are anticipated to be funded by our cash on hand.  During the second quarter of 2020, we repurchased 145,932 shares of our common stock at a weighted average price of $6.97 per share pursuant to our stock repurchase program.  To date, we have repurchased 458,655 shares or our common stock at a weighted average price of $7.05 per share, under our stock repurchase program.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2020	2019	2019
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.31%	11.14%	10.26%
Total risk-based capital ratio	10.50%	N/A	13.63%	14.53%	13.70%
Tier 1 risk-based capital ratio	8.50%	N/A	12.39%	13.65%	12.83%
Tier 1 leverage ratio	4.00%	N/A	10.06%	11.93%	10.85%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.46%	14.35%	13.96%
Total risk-based capital ratio	10.50%	10.00%	14.71%	15.23%	14.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	13.46%	14.35%	13.96%
Tier 1 leverage ratio	4.00%	5.00%	10.86%	12.50%	11.96%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of June 30, 2020, the capital measures of the Company exclude $5.6 million, which is the Day One impact to retained earnings, and 25% of the $10.1 million increase, net of taxes, in the ACL in the six months ended June 30, 2020, excluding PCD loans.

As of June 30, 2020, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.54% at December 31, 2019, to 9.63% at June 30, 2020. Our GAAP tangible common equity to tangible assets ratio was 8.98% at June 30, 2020, compared to 9.81% as of December 31, 2019.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.83% at December 31, 2019, to 9.00% at June 30, 2020.

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

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2020		December 31, 2019
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$282,516	$282,516	$277,864	$277,864
Less: Goodwill and intangible assets	21,023	21,023	21,275	21,275
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	484	N/A	534
Adjusted goodwill and intangible assets	21,023	20,539	21,275	20,741
Tangible common equity	$261,493	$261,977	$256,589	$257,123
Tangible assets
Total assets	$2,932,436	$2,932,436	$2,635,545	$2,635,545
Less: Adjusted goodwill and intangible assets	21,023	20,539	21,275	20,741
Tangible assets	$2,911,413	$2,911,897	$2,614,270	$2,614,804

Common equity to total assets	9.63%	9.63%	10.54%	10.54%
Tangible common equity to tangible assets	8.98%	9.00%	9.81%	9.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of June 30, 2020, our cash on hand liquidity totaled $257.5 million, an increase of $206.9 million over cash balances held as of December 31, 2019, which is over a 400% increase.

Net cash inflows from operating activities were $20.8 million during the first six months of 2020, compared with net cash inflows of $39.9 million in the same period of 2019.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of outflows for the first six months of 2020 and the like period of 2019.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the six months ended June 30, 2020 and the like period of 2019.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $83.7 million in the six months ended June 30, 2020, compared to net cash inflows of $62.2 million in the same period in 2019.  In the first six months of 2020, securities transactions accounted for net inflows of $40.7 million, and the principal change on loans accounted for net outflows of $123.6 million.  In the first six months of 2019, securities transactions accounted for net inflows of $68.4 million, and net principal on loans funded accounted for net outflows of $6.2 million.  Proceeds from sales of OREO accounted for $311,000 and $1.5 million in investing cash inflows for the six months ended June 30, 2020 and 2019, respectively.

Net cash inflows from financing activities in the six months ended June 30, 2020 were $269.7 million, compared with net cash outflows of $99.1 million in the six months ended June 30, 2019.   Net deposit inflows in the first six months of 2020 were $324.6 million compared to net deposit outflows of $38.9 million in the first six months of 2019.  Other short-term borrowings had net cash outflows of $40.2 million in the first six months of 2020, and $62.4 million in the first six months of 2019.  Changes in securities sold under repurchase agreements accounted for $3.4 million and $7.5 million in net inflows for the six months ended June 30, 2020 and 2019, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $19.0 million term note cash inflow which was originated to partially fund this trust preferred redemption.

Cash and cash equivalents for the six months ended June 30, 2020, totaled $257.5 million, as compared to $58.2 million as of June 30, 2019.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

In the first quarter of 2020, the Federal Reserve cut short-term interest rates on three separate occasions. One cut occurred on the scheduled meeting date in January, and the other two were announced prior to the scheduled meeting date in March.  In response to the COVID-19 pandemic, the Federal Reserve aggressively cut rates as low as they could without taking rates negative. Overall the Fed Funds upper bound target rate dropped from 1.75% to 0.25% during the quarter, a decline of 1.50%.  As a result, the Bank's prime rate also dropped by 1.50% from 4.75% to 3.25%. The general market consensus is that the Federal Reserve will keep the Fed Funds rates unchanged for the foreseeable future in an effort to combat the harsh economic effects of COVID-19. We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at June 30, 2020, and December 31, 2019, are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2019, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The projected increases in income across all up rate interest rate shock scenarios as of June 2020 were considerably higher than those in December 2019.  These increases were primarily driven by two factors. Earlier in the year, we performed an internal historical deposit study on both decay rates and betas. The results of this study were used to update assumptions within our asset liability model. In general, the updated deposit study resulted in lower betas being applied in the ALM model.  In the rising rate scenarios, this caused a lower interest expense than was previously modeled. The other factor driving the uptick in earnings gains in the up rate scenarios was a large increase in non-maturity deposits. Overall, non-maturity deposits have increased approximately $339 million since year end. Management still believes the current level of interest rate risk to be moderate but intends to continue looking for market opportunities to flatten its interest rate risk profile.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to recent dramatic market interest rate declines, it was not possible to calculate certain down rate scenarios because rates would fall below zero in all down rate scenarios.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2020
Dollar change	N/M	N/M	N/M	$3,184	$6,407	$11,814
Percent change	N/M	N/M	N/M	3.7%	7.5%	13.8%

December 31, 2019
Dollar change	N/M	$(6,229)	$(2,670)	$993	$2,016	$3,856
Percent change	N/M	(6.6)%	(2.8)%	1.1%	2.1%	4.1%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

We adopted the new guidance under Accounting Standards Update 2016-13, (ASC Topic 326) “Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL, on January 1, 2020.  The Company implemented new accounting processes and procedures, which required us to update our internal controls over accounting for the allowance for credit losses, and the related disclosures under the new guidance.  As a result of the adoption of CECL, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” and set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Except as set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on May 11, 2020, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 6, 2020.

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

The following table presents our stock repurchases for the quarter ended June 30, 2020.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased	per Share	or Programs	the Plans or Programs
April 1, 2020 - April 30, 2020	7,341	$8.12	320,064	1,174,762
May 1, 2020 - May 31, 2020	138,591	6.91	458,655	1,036,171
June 1, 2020 - June 30, 2020	-	-	-	1,036,171
Total	145,932	$6.97	458,655	1,036,171

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2020, and December 31, 2019; (ii) Consolidated Statements of Income for the six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the six months ended June 30,  2020 and 2019; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 7, 2020