Form 10-Q
period 2020-09-30
OLD SECOND BANCORP INC
filed 2020-11-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the Registrant has 29,355,022 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy;
●	the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	our ability to achieve anticipated results from any bank acquisition depends on the state of the economic and financial markets going forward. Specifically, we may incur more credit losses than expected, cost savings may be less than expected, anticipated strategic gains may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety, and customer attrition may be greater than expected;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	ability to raise additional capital on acceptable terms when needed;
●	ability to raise cost-effective funding to support business plans when needed:
●	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
●	negative changes in our capital position;
●	the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;
●	changes in trade policy and any related tariffs; and

●	each of the factors and risks under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, Part II, Item 1A, Risk Factors, in our Quarterly Reports on Form 10-Q, and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$29,489	$34,096
Interest earning deposits with financial institutions	283,651	16,536
Cash and cash equivalents	313,140	50,632
Securities available-for-sale, at fair value	448,421	484,648
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	10,229	3,061
Loans	2,030,327	1,930,812
Less: allowance for credit losses on loans	32,918	19,789
Net loans	1,997,409	1,911,023
Premises and equipment, net	44,914	44,354
Other real estate owned	2,686	5,004
Mortgage servicing rights, net	5,010	5,935
Goodwill and core deposit intangible	20,901	21,275
Bank-owned life insurance ("BOLI")	62,222	61,763
Deferred tax assets, net	9,626	11,459
Other assets	50,349	26,474
Total assets	$2,974,824	$2,635,545

Liabilities
Deposits:
Noninterest bearing demand	$889,085	$669,795
Interest bearing:
Savings, NOW, and money market	1,185,731	1,015,285
Time	404,427	441,669
Total deposits	2,479,243	2,126,749
Securities sold under repurchase agreements	59,268	48,693
Other short-term borrowings	6,125	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,349	44,270
Notes payable and other borrowings	24,469	6,673
Other liabilities	39,329	25,062
Total liabilities	2,678,556	2,357,681

Stockholders’ Equity
Common stock	34,957	34,854
Additional paid-in capital	121,746	120,657
Retained earnings	228,825	213,723
Accumulated other comprehensive income	11,044	4,562
Treasury stock	(100,304)	(95,932)
Total stockholders’ equity	296,268	277,864
Total liabilities and stockholders’ equity	$2,974,824	$2,635,545

	September 30, 2020	December 31, 2019
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,853,757
Shares outstanding	29,451,585	29,931,809
Treasury shares	5,505,799	4,921,948

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$21,980	$25,109	$67,924	$74,132
Loans held-for-sale	95	47	241	100
Securities:
Taxable	1,458	2,296	5,315	6,933
Tax exempt	1,327	1,719	4,178	5,958
Dividends from FHLBC and FRBC stock	118	154	366	459
Interest bearing deposits with financial institutions	68	119	185	344
Total interest and dividend income	25,046	29,444	78,209	87,926
Interest expense
Savings, NOW, and money market deposits	299	724	1,319	2,254
Time deposits	1,084	1,672	4,292	4,931
Securities sold under repurchase agreements	28	135	167	431
Other short-term borrowings	24	429	167	1,611
Junior subordinated debentures	285	933	1,932	2,791
Senior notes	673	682	2,019	2,026
Notes payable and other borrowings	144	89	439	312
Total interest expense	2,537	4,664	10,335	14,356
Net interest and dividend income	22,509	24,780	67,874	73,570
Provision for credit losses	300	550	10,413	1,450
Net interest and dividend income after provision for credit losses	22,209	24,230	57,461	72,120
Noninterest income
Trust income	1,506	1,730	4,702	4,955
Service charges on deposits	1,322	2,020	4,168	5,841
Secondary mortgage fees	492	282	1,267	621
Mortgage servicing rights mark to market loss	(160)	(946)	(2,739)	(2,902)
Mortgage servicing income	521	460	1,447	1,408
Net gain on sales of mortgage loans	5,246	2,074	12,123	3,999
Securities (losses) gains , net	(1)	3,463	(25)	4,476
Change in cash surrender value of BOLI	459	267	942	1,045
Death benefit realized on BOLI	(2)	-	57	-
Card related income	1,499	1,595	4,097	4,433
Other income	803	988	2,663	2,682
Total noninterest income	11,685	11,933	28,702	26,558
Noninterest expense
Salaries and employee benefits	12,586	12,062	36,846	35,261
Occupancy, furniture and equipment	2,003	2,235	6,239	6,149
Computer and data processing	1,226	1,490	3,808	4,346
FDIC insurance	191	(114)	403	176
General bank insurance	281	270	764	756
Amortization of core deposit intangible	122	157	374	410
Advertising expense	62	360	228	975
Card related expense	566	531	1,612	1,360
Legal fees	169	111	476	480
Other real estate expense, net	125	26	505	324
Other expense	2,935	2,826	8,909	9,037
Total noninterest expense	20,266	19,954	60,164	59,274
Income before income taxes	13,628	16,209	25,999	39,404
Provision for income taxes	3,363	4,036	6,221	9,485
Net income	$10,265	$12,173	$19,778	$29,919

Basic earnings per share	$0.35	$0.41	$0.67	$1.00
Diluted earnings per share	0.34	0.40	0.65	0.98
Dividends declared per share	0.01	0.01	0.03	0.03

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$10,265	$12,173	$19,778	$29,919

Unrealized holding gains on available-for-sale securities arising during the period	5,812	5,824	10,455	23,661
Related tax expense	(1,633)	(1,638)	(2,932)	(6,657)
Holding gains after tax on available-for-sale securities	4,179	4,186	7,523	17,004

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(1)	3,463	(25)	4,476
Related tax (expense) benefit	-	(973)	7	(1,257)
Net realized gains (losses) after tax	(1)	2,490	(18)	3,219
Other comprehensive income on available-for-sale securities	4,180	1,696	7,541	13,785

Changes in fair value of derivatives used for cash flow hedges	615	(1,996)	(1,472)	(4,638)
Related tax (expense) benefit	(173)	559	413	1,303
Other comprehensive income (loss) on cash flow hedges	442	(1,437)	(1,059)	(3,335)

Total other comprehensive income	4,622	259	6,482	10,450
Total comprehensive income	$14,887	$12,432	$26,260	$40,369

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, June 30, 2019	$8,051	$(1,939)	$6,112
Other comprehensive income (loss), net of tax	1,696	(1,437)	259
Balance, September 30, 2019	$9,747	$(3,376)	$6,371

Balance, June 30, 2020	$10,188	$(3,766)	$6,422
Other comprehensive income, net of tax	4,180	442	4,622
Balance, September 30, 2020	$14,368	$(3,324)	$11,044

For the Nine Months Ended
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	13,785	(3,335)	10,450
Balance, September 30, 2019	$9,747	$(3,376)	$6,371

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	7,541	(1,059)	6,482
Balance, September 30, 2020	$14,368	$(3,324)	$11,044

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$19,778	$29,919
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	1,712	2,128
Securities losses (gains), net	25	(4,476)
Provision for credit losses	10,413	1,450
Originations of loans held-for-sale	(296,388)	(126,929)
Proceeds from sales of loans held-for-sale	300,045	127,455
Net gains on sales of mortgage loans	(12,123)	(3,999)
Mortgage servicing rights mark to market loss	2,739	2,902
Net discount from accretion on loans	(841)	(1,052)
Net change in cash surrender value of BOLI	(942)	(1,045)
Net gains on sale of other real estate owned	(188)	(254)
Provision for other real estate owned valuation losses	264	399
Depreciation of fixed assets and amortization of leasehold improvements	2,075	1,869
Net gains on disposal and transfer of fixed assets	-	(32)
Amortization of core deposit intangibles	374	410
Change in current income taxes receivable	(781)	3,319
(Benefit from) / Provision for deferred tax expense	(693)	4,493
Change in accrued interest receivable and other assets	(19,144)	(7,441)
Accretion of purchase accounting adjustment on time deposits	-	(38)
Amortization of purchase accounting adjustment on notes payable and other borrowings	25	75
Amortization of junior subordinated debentures issuance costs	643	36
Amortization of senior notes issuance costs	79	86
Change in accrued interest payable and other liabilities	8,060	6,366
Stock based compensation	1,623	1,905
Net cash provided by operating activities	16,755	37,546
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	41,645	32,631
Proceeds from sales of securities available-for-sale	18,006	177,824
Purchases of securities available-for-sale	(14,681)	(136,096)
Net proceeds from sales of FHLBC stock	-	2,722
Net change in loans	(100,370)	(2,833)
Proceeds from claims on BOLI, net of claims receivable	483	-
Proceeds from sales of other real estate owned, net of participation purchase	3,140	2,644
Proceeds from disposition of fixed assets	-	32
Net purchases of premises and equipment	(2,635)	(2,330)
Net cash (used in) provided by investing activities	(54,412)	74,594
Cash flows from financing activities
Net change in deposits	352,494	(42,144)
Net change in securities sold under repurchase agreements	10,575	2,238
Net change in other short-term borrowings	(42,375)	(65,500)
Redemption of junior subordinated debentures	(32,604)	-
Issuance of term note	20,000	-
Repayment of term note	(2,000)	-
Net change in notes payable and other borrowings, excluding term note	(229)	(6,598)
Proceeds from exercise of stock options	-	32
Dividends paid on common stock	(893)	(896)
Purchase of treasury stock	(4,803)	(470)
Net cash provided by (used in) financing activities	300,165	(113,338)
Net change in cash and cash equivalents	262,508	(1,198)
Cash and cash equivalents at beginning of period	50,632	55,235
Cash and cash equivalents at end of period	$313,140	$54,037

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, June 30, 2019	$34,825	$119,762	$192,612	$6,112	$(96,047)	$257,264
Net income			12,173			12,173
Other comprehensive income, net of tax				259		259
Dividends declared and paid, ($0.01 per share)			(299)			(299)
Vesting of restricted stock		(135)			135	-
Stock based compensation		664				664
Purchase of treasury stock					(40)	(40)
Balance, September 30, 2019	$34,825	$120,291	$204,486	$6,371	$(95,952)	$270,021

Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516
Net income			10,265			10,265
Other comprehensive income, net of tax				4,622		4,622
Dividends declared and paid, ($0.01 per share)			(296)			(296)
Stock based compensation		309				309
Purchase of treasury stock from stock repurchase program					(1,148)	(1,148)
Balance, September 30, 2020	$34,957	$121,746	$228,825	$11,044	$(100,304)	$296,268

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Nine Months Ended

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			29,919			29,919
Other comprehensive income, net of tax				10,450		10,450
Dividends declared and paid, ($0.03 per share)			(896)			(896)
Vesting of restricted stock	103	(389)			286	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		1,905				1,905
Purchase of treasury stock					(470)	(470)
Balance, September 30, 2019	$34,825	$120,291	$204,486	$6,371	$(95,952)	$270,021

Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Net income			19,778			19,778
Other comprehensive income, net of tax				6,482		6,482
Adoption of ASU 2016-13			(3,783)			(3,783)
Dividends declared and paid, ($0.03 per share)			(893)			(893)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		1,623				1,623
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(4,380)	(4,380)
Balance, September 30, 2020	$34,957	$121,746	$228,825	$11,044	$(100,304)	$296,268

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

Except as set forth below in this Note 1, the accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2019.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

As of March 31, 2020, a provision for credit losses of $8.0 million was recorded, comprised of $5.2 million of ACL related to loans and leases and $2.5 million of ACL related to unfunded commitments, based on the uncertainty experienced in the macroeconomic environment, primarily due to falling interest rates and the impact of COVID-19.  This additional ACL was not considered part of the ASU 2016-13 adoption, as these changes in the assessment of the ACL occurred after the January 1, 2020, adoption. We recorded a provision for credit losses of $2.1 million during the second quarter of 2020, comprised of $1.4 million of ACL related to loans and leases, and $734,000 of ACL related to unfunded commitments.  We recorded a provision for credit losses of $300,000 during the third quarter of 2020, comprised of $1.3 million of ACL related to loans and leases, and a $980,000 reversal of ACL related to unfunded commitments due to a reduction in the funding rate assumptions based on analysis of the twelve month utilization rate on commercial commitments. We will continue to assess and evaluate the estimated future credit loss impact of current market conditions in subsequent reporting periods, which will be highly dependent on credit quality, macroeconomic forecasts and conditions, the local and national response to the COVID-19 pandemic, as well as the composition of our loans and available-for-sale securities portfolio.

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The Company has identified the following loan portfolios and measures the ACL using the following methods:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Commercial loans – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative factor adjustment in addition to the loss rates applied, as discussed below.
●	Leases – the Company uses a remaining life methodology, also known as WARM (weighted average remaining maturity), as this segment is relatively new to the Company and more than four years of the Company’s own historical loss data is not available. In accordance with accounting standards, we used an identified peer group to estimate losses for this portfolio.
●	Real estate – commercial (“CRE”) – this loan portfolio is segregated into two segments:
o	CRE owner occupied – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.
o	CRE investor – the Company uses a migration analysis, and within this segment classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied, as discussed below.
●	Real estate-construction – the Company uses a static segment analysis, which relies on the Company’s historical loss rates, as well as a qualitative adjustment in addition to the loss rates applied.
●	Real estate-residential – this loan portfolio is segregated into two segments:
o	Residential owner occupied and Residential investor – the Company uses a static segment analysis, applying historical loss rates from periods with like characteristics as the current period, and also a qualitative adjustment in addition to the loss rates applied.
●	Multifamily – the Company uses a migration analysis, and within this segment, the Company classifies six different risk levels to assign a loss rate based on historical losses, as well as applying a qualitative adjustment in addition to the loss rates applied.
●	HELOCs – this portfolio is segregated into two segments, a HELOC legacy segment which uses a static pool analysis, and a HELOC purchased segment, which uses the WARM method, and applies loss rates from the institutions from which the Company purchased the HELOCs, if available.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Risks and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets.  Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

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

As of September 30, 2020, our consolidated balance sheet included goodwill of $18.6 million.  For each quarter end of 2020, we considered whether a quantitative assessment of goodwill was required as a result of the significant economic disruption caused by the COVID-19 pandemic.  Impacts of the economic disruptions were noted from the latter half of March through the third quarter, specifically, the decline in the trading price of our common stock and an increase in the U.S. unemployment rate.  After considering qualitative factors regarding the expected impacts of the pandemic on our business, operations and financial condition, we determined that these conditions did not indicate that it is more likely than not that the Company’s carrying value exceeded our fair value as of September 30, 2020. However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Subsequent Events

On October 19, 2020, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on November 9, 2020, to stockholders of record as of October 30, 2020; dividends of $295,000 are scheduled to be paid to stockholders on November 9, 2020.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at September 30, 2020, and December 31, 2019.  FRBC stock was recorded at $6.2 million at September 30, 2020, and December 31, 2019.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2020, and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,013	$121	$-	$4,134
U.S. government agencies	7,169	-	(164)	7,005
U.S. government agencies mortgage-backed	17,056	1,165	(2)	18,219
States and political subdivisions	232,416	18,316	(955)	249,777
Collateralized mortgage obligations	54,597	2,839	(423)	57,013
Asset-backed securities	81,986	905	(1,306)	81,585
Collateralized loan obligations	31,202	19	(533)	30,688
Total securities available-for-sale	$428,439	$23,365	$(3,383)	$448,421

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,010	$26	$-	$4,036
U.S. government agencies	8,502	-	(165)	8,337
U.S. government agencies mortgage-backed	16,164	443	(19)	16,588
States and political subdivisions	240,399	11,207	(2,431)	249,175
Collateralized mortgage obligations	57,059	963	(38)	57,984
Asset-backed securities	82,114	617	(887)	81,844
Collateralized loan obligations	66,898	29	(243)	66,684
Total securities available-for-sale	$475,146	$13,285	$(3,783)	$484,648

1 Excludes accrued interest receivable of $2.6 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2020, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$413	2.01%	$415
Due after one year through five years	6,056	2.11	6,309
Due after five years through ten years	28,014	2.31	28,993
Due after ten years	209,115	3.03	225,199
	243,598	2.92	260,916
Mortgage-backed and collateralized mortgage obligations	71,653	3.08	75,232
Asset-backed securities	81,986	1.51	81,585
Collateralized loan obligations	31,202	2.12	30,688
Total securities available-for-sale	$428,439	2.62%	$448,421

At September 30, 2020, the Company’s investments included $55.9 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $5.1 million, or 9.00% of outstanding principal.

At September 30, 2020, the Company had invested in securities issued from one originator that individually amounted to over 10% of the Company’s stockholders’ equity.  Information regarding this issuer and the value of the securities issued follows:

	September 30, 2020
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	$33,242	$35,477

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$164	$7,005	4	$164	$7,005
U.S. government agencies mortgage-backed	1	2	260	-	-	-	1	2	260
States and political subdivisions	-	-	-	1	955	3,872	1	955	3,872
Collateralized mortgage obligations	4	421	8,027	1	2	279	5	423	8,306
Asset-backed securities	5	425	22,603	3	881	33,069	8	1,306	55,672
Collateralized loan obligations	1	123	7,376	4	410	21,245	5	533	28,621
Total securities available-for-sale	11	$971	$38,266	13	$2,412	$65,470	24	$3,383	$103,736

	Less than 12 months			12 months or more
December 31, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$165	$8,337	4	$165	$8,337
U.S. government agencies mortgage-backed	3	10	3,018	2	9	843	5	19	3,861
States and political subdivisions	6	1,665	41,043	2	766	6,593	8	2,431	47,636
Collateralized mortgage obligations	2	26	9,054	2	12	1,209	4	38	10,263
Asset-backed securities	4	839	54,540	1	48	3,238	5	887	57,778
Collateralized loan obligations	4	62	21,927	4	181	25,020	8	243	46,947
Total securities available-for-sale	19	$2,602	$129,582	15	$1,181	$45,240	34	$3,783	$174,822

As required upon the adoption of ASU 2016-13, we performed an analysis to determine if any of the unrealized losses on securities available-for-sale were comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment included a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  The Company also considered the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of the date of CECL adoption or as of the quarter ended September 30, 2020, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the third quarter end.

The following table presents net realized gains (losses) on securities available-for-sale for the three and nine months ended September 30, 2020 and 2019.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2020	2019	2020	2019
Proceeds from sales of securities	$-	$57,228	$18,006	$177,824
Gross realized gains on securities	$-	$3,841	$17	$5,432
Gross realized losses on securities	(1)	(378)	(42)	(956)
Net realized (losses) gains	$(1)	$3,463	$(25)	$4,476
Income tax (expense) benefit on net realized gains (losses)	$-	$(973)	$7	$(1,257)
Effective tax rate applied	0.0%	28.1%	28.0%	28.1%

Securities valued at $353.2 million as of September 30, 2020, an increase from $320.8 million at year-end 2019, were pledged to secure deposits and borrowings, and for other purposes.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	September 30, 2020	December 31, 2019
Commercial	$436,277	$332,842
Leases	133,676	119,751
Commercial real estate - Investor	548,970	520,095
Commercial real estate - Owner occupied	335,978	345,504
Construction	91,856	69,617
Residential real estate - Investor	61,923	71,105
Residential real estate - Owner occupied	114,283	136,023
Multifamily	188,398	189,773
HELOC	85,882	91,605
HELOC - Purchased	22,312	31,852
Other [1]	10,772	12,258
Total loans, excluding deferred loan costs and PCI loans [2]	2,030,327	1,920,425
Net deferred loan costs	-	1,786
Total loans, excluding PCI loans [2]	2,030,327	1,922,211
PCI loans	-	8,601
Total loans, including deferred loan costs and PCI loans [2]	$2,030,327	$1,930,812
Allowance for credit losses on loans	(32,918)	(19,789)
Net loans [3]	$1,997,409	$1,911,023

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

3 Excludes accrued interest receivable of $7.1 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

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

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 71.4% and 75.4% of the portfolio at September 30, 2020, and December 31, 2019, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of September 30, 2020:

		Accounts				ACL
September 30, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,543	$64	$-	$1,607	$65
Leases	-	-	3,744	-	3,744	911
Commercial real estate - Investor	4,580	-	-	-	4,580	92
Commercial real estate - Owner occupied	10,846	-	-	-	10,846	198
Construction	1,883	-	-	-	1,883	944
Residential real estate - Investor	935	-	-	-	935	-
Residential real estate - Owner occupied	3,559	-	-	-	3,559	11
Multifamily	2,305	-	-	-	2,305	384
HELOC	1,047	-	-	-	1,047	96
HELOC - Purchased	-	-	-	-	-	-
Other	-	-	-	10	10	6
Total	$25,155	$1,543	$3,808	$10	$30,516	$2,707

The following table presents the activity in the allowance for credit losses (“ACL”) for the three and nine months ended September 30, 2020. The Company’s estimate of the ACL reflects losses over the expected remaining contractual life of the loans.

		Impact of	Provision
	Beginning	Adopting	for Credit			Ending
Allowance for credit losses	Balance	ASC 326	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2020
Commercial	$2,292	$-	$98	$5	$12	$2,397
Leases	2,012	-	1,965	119	-	3,858
Commercial real estate - Investor	7,725	-	783	-	102	8,610
Commercial real estate - Owner occupied	2,521	-	(535)	145	565	2,406
Construction	4,431	-	406	60	1	4,778
Real estate - Investor	2,217	-	(290)	3	18	1,942
Real estate - Owner occupied	3,204	-	(508)	-	25	2,721
Multifamily	3,518	-	(301)	-	-	3,217
HELOC	2,255	-	(359)	-	52	1,948
HELOC - Purchased	398	-	(43)	66	-	289
Other[1]	700	-	64	53	41	752
	$31,273	$-	$1,280	$451	$816	$32,918

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Nine months ended September 30, 2020
Commercial	$3,015	$(292)	$(250)	$124	$48	$2,397
Leases	1,262	501	2,214	119	-	3,858
Commercial real estate - Investor	6,218	(741)	3,009	15	139	8,610
Commercial real estate - Owner occupied	3,678	(848)	556	1,546	566	2,406
Construction	513	1,334	2,990	60	1	4,778
Residential real estate - Investor	601	740	564	8	45	1,942
Residential real estate - Owner occupied	1,257	1,320	30	43	157	2,721
Multifamily	1,444	1,732	41	-	-	3,217
HELOC	1,161	1,526	(902)	85	248	1,948
HELOC - Purchased	-	-	355	66	-	289
Other	640	607	(433)	192	130	752
	$19,789	$5,879	$8,174	$2,258	$1,334	$32,918

The ACL on loans excludes $4.0 million of allowance for unfunded commitments, recorded within Other Liabilities, as of September 30, 2020.

The following table presents activity in the allowance for loan and lease losses for the three and nine months ended at September 30, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2019
Commercial	$3,377	$(49)	$20	$10	$3,318
Leases	961	66	47	-	980
Commercial real estate - Investor	6,307	(431)	159	12	5,729
Commercial real estate - Owner occupied	2,973	428	-	-	3,401
Construction	820	(7)	7	-	806
Real estate - Investor	586	(6)	1	7	586
Real estate - Owner occupied	1,204	62	2	15	1,279
Multifamily	1,230	(78)	-	-	1,152
HELOC	1,304	(79)	19	21	1,227
HELOC - Purchased	38	(2)	-	-	36
Other[1]	572	646	142	61	1,137
	$19,372	$550	$397	$126	$19,651

Nine months ended September 30, 2019
Commercial	$2,832	$539	$99	$46	$3,318
Leases	734	293	47	-	980
Commercial real estate - Investor	5,492	496	303	44	5,729
Commercial real estate - Owner occupied	3,835	(308)	129	3	3,401
Construction	969	(156)	8	1	806
Residential real estate - Investor	629	(62)	7	26	586
Residential real estate - Owner occupied	1,302	(61)	14	52	1,279
Multifamily	1,143	1	-	8	1,152
HELOC	1,449	(232)	69	79	1,227
HELOC - Purchased	-	265	229	-	36
Other[1]	621	675	311	152	1,137
	$19,006	$1,450	$1,216	$411	$19,651

1 The “Other” segment includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2020[1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$56	$-	$1,368	$1,424	$434,853	$436,277	$-
Leases	64	105	339	508	133,168	133,676	169
Commercial real estate - Investor	6	128	1,655	1,789	547,181	548,970	-
Commercial real estate - Owner occupied	1,965	-	7,618	9,583	326,395	335,978	207
Construction	-	-	-	-	91,856	91,856	-
Residential real estate - Investor	63	-	324	387	61,536	61,923	-
Residential real estate - Owner occupied	220	500	391	1,111	113,172	114,283	44
Multifamily	2,664	-	707	3,371	185,027	188,398	-
HELOC	313	19	175	507	85,375	85,882	2
HELOC - Purchased	-	-	-	-	22,312	22,312	-
Other[2]	14	-	-	14	10,758	10,772	-
Total	$5,365	$752	$12,577	$18,694	$2,011,633	$2,030,327	$422

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.  There were 468 loans which totaled $226.2 million modified under the CARES Act.  As of September 30, 2020, 96 loans of the original 468 loans deferred, or $54.1 million, had an active deferral request and were in compliance with modified terms; 372 loans which totaled $172.1 million had resumed payments.

2 The “Other” segment includes consumer and overdrafts.

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

1 The “Other” segment includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
	Nonaccrual	With no ACL	Nonaccrual	With no ACL
Commercial	$1,605	$50	$144	$-
Leases	1,910	1,910	329	70
Commercial real estate - Investor	2,021	2,021	1,695	1,590
Commercial real estate - Owner occupied	8,428	5,944	5,180	2,366
Construction	-	-	93	93
Residential real estate - Investor	935	935	788	788
Residential real estate - Owner occupied	3,229	3,229	2,572	2,475
Multifamily	895	895	68	68
HELOC	1,047	835	1,364	1,154
HELOC - Purchased	-	-	180	180
Other	6	-	19	2
Total, excluding PCI loans	20,076	15,819	12,432	8,786
PCI loans, net of purchase accounting adjustments	-	-	2,963	2,963
Total	$20,076	$15,819	$15,395	$11,749

The Company recognized $93,000 of interest on nonaccrual loans during the three months ended September 30, 2020.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated. The Company follows the guidance of ASC 310-20 when determining whether a modification, extension, or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period financing receivables. The following table summarizes loans held for investment by year of origination and the related credit quality indicators at September 30, 2020:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
Commercial
Pass	$161,595	$42,502	$16,568	$7,215	$3,096	$2,755	$188,270	$-	$422,001
Special Mention	443	1,564	68	13	4	16	6,176	-	8,284
Substandard[1]	2,252	52	2,036	-	-	13	1,639	-	5,992
Total commercial	164,290	44,118	18,672	7,228	3,100	2,784	196,085	-	436,277

Leases
Pass	39,333	55,923	18,937	7,755	6,463	1,196	-	-	129,607
Special Mention	-	799	-	-	-	-	-	-	799
Substandard[1]	-	1,255	1,004	64	467	480	-	-	3,270
Total leases	39,333	57,977	19,941	7,819	6,930	1,676	-	-	133,676

Commercial real estate - Investor
Pass	128,123	168,503	92,140	70,566	56,666	24,362	868	-	541,228
Special Mention	1,816	-	231	-	99	-	-	-	2,146
Substandard[1]	474	3,783	-	-	345	994	-	-	5,596
Total commercial real estate - investor	130,413	172,286	92,371	70,566	57,110	25,356	868	-	548,970

Commercial real estate - Owner occupied
Pass	55,107	54,702	78,655	45,928	51,895	30,174	1,083	-	317,544
Special Mention	925	-	464	2,141	5,246	-	-	-	8,776
Substandard[1]	185	2,454	1,088	1,695	708	3,528	-	-	9,658
Total commercial real estate - owner occupied	56,217	57,156	80,207	49,764	57,849	33,702	1,083	-	335,978

Construction
Pass	28,182	40,302	6,972	589	245	1,283	9,136	-	86,709
Special Mention	39	-	-	-	-	-	-	-	39
Substandard[1]	-	3,058	2,050	-	-	-	-	-	5,108
Total construction	28,221	43,360	9,022	589	245	1,283	9,136	-	91,856

Residential real estate - Investor
Pass	10,497	14,632	11,721	8,488	2,558	11,985	516	-	60,397
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	340	-	614	-	99	473	-	-	1,526
Total residential real estate - investor	10,837	14,632	12,335	8,488	2,657	12,458	516	-	61,923

Residential real estate - Owner occupied
Pass	8,747	23,545	12,094	18,796	10,716	33,867	2,682	-	110,447
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	48	-	412	221	535	2,620	-	-	3,836
Total residential real estate - owner occupied	8,795	23,545	12,506	19,017	11,251	36,487	2,682	-	114,283

Multifamily
Pass	27,856	37,940	45,291	45,516	13,143	10,514	202	-	180,462
Special Mention	-	-	1,544	552	7	-	-	-	2,103

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Substandard[1]	69	-	2,687	901	119	2,057	-	-	5,833
Total multifamily	27,925	37,940	49,522	46,969	13,269	12,571	202	-	188,398

HELOC
Pass	2,185	2,287	1,697	2,471	694	1,197	73,772	-	84,303
Special Mention	-	-	-	-	-	-	13	-	13
Substandard[1]	-	-	88	37	265	93	1,083	-	1,566
Total HELOC	2,185	2,287	1,785	2,508	959	1,290	74,868	-	85,882

HELOC - Purchased
Pass	-	-	-	-	-	22,312	-	-	22,312
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	-	-	-	-	-	-	-	-
Total HELOC - purchased	-	-	-	-	-	22,312	-	-	22,312

Other
Pass	995	1,415	451	320	468	324	6,527	-	10,500
Special Mention	-	-	-	-	-	-	-	-	-
Substandard[1]	-	-	266	6	-	-	-	-	272
Total other	995	1,415	717	326	468	324	6,527	-	10,772

Total loans
Pass	462,620	441,751	284,526	207,644	145,944	139,969	283,056	-	1,965,510
Special Mention	3,223	2,363	2,307	2,706	5,356	16	6,189	-	22,160
Substandard[1]	3,368	10,602	10,245	2,924	2,538	10,258	2,722	-	42,657
Total loans	$469,211	$454,716	$297,078	$213,274	$153,838	$150,243	$291,967	$-	$2,030,327

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

Credit quality indicators by loan segment at December 31, 2019 were as follows:

December 31, 2019		Special
	Pass	Mention	Substandard[2]	Doubtful	Total
Commercial	$307,948	$13,206	$11,688	$-	$332,842
Leases	119,045	377	329	-	119,751
Commercial real estate - Investor	510,640	4,529	4,926		520,095
Commercial real estate - Owner occupied	330,891	6,657	7,956	-	345,504
Construction	69,355	-	262	-	69,617
Residential real estate - Investor	69,715	-	1,390	-	71,105
Residential real estate - Owner occupied	132,258	134	3,631	-	136,023
Multifamily	187,560	1,710	503	-	189,773
HELOC	89,804	12	1,789	-	91,605
HELOC - Purchased	31,672	-	180	-	31,852
Other [1]	13,685	-	359	-	14,044
Total, excluding PCI loans	$1,862,573	$26,625	$33,013	$-	$1,922,211
PCI loans, net of purchase accounting adjustments	573	261	7,767	-	8,601
Total	$1,863,146	$26,886	$40,780	$-	$1,930,812

1 The “Other” segment includes consumer, overdrafts and net deferred costs.

2 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $541,000 and $831,000 in residential real estate loans in the process of foreclosure as of September 30, 2020, and December 31, 2019, respectively.

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

The specific allocation of the allowance for credit losses for TDRs is determined by calculating the present value of the TDR cash flows by discounting the original payment less an assumption for probability of default at the original note’s issue rate, and adding this amount to the present value of collateral less selling costs.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e., specific reserve) as a component of the allowance for credit losses or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.  The allowance for credit losses also includes an allowance based on a loss migration analysis for each loan category on loans and leases that are not individually evaluated for specific impairment.  All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	1	$154	$153	3	$410	$404
Total	1	$154	$153	3	$410	$404

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Commercial real estate - Investor
Other[2]	1	$1,159	$1,122	2	$1,217	$1,177
Residential real estate - Owner occupied
HAMP[1]	-	-	-	3	399	297
HELOC
HAMP[1]	-	-	-	1	39	34
Other[2]	-	-	-	1	39	38
Total	1	$1,159	$1,122	7	$1,694	$1,546

1 HAMP: Home Affordable Modification Program.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

2 Other: Change of terms from bankruptcy court.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended September 30, 2020, and September 30, 2019, for loans that were restructured within the prior 12 month period.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2020	2019	2020	2019
Balance at beginning of period	$5,082	$5,668	$5,004	$7,175
Property additions, net of acquisition adjustments	314	305	898	305
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	2,664	1,088	2,952	2,390
Period valuation adjustments	46	203	264	399
Other adjustments	-	-	-	9
Balance at end of period	$2,686	$4,682	$2,686	$4,682

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$6,464	$8,061	$6,712	$8,027
Provision for unrealized losses	46	203	264	399
Reductions taken on sales	(4,897)	(798)	(5,363)	(960)
Balance at end of period	$1,613	$7,466	$1,613	$7,466

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on sales, net	$(165)	$(104)	$(188)	$(254)
Provision for unrealized losses	46	203	264	399
Operating expenses	253	(73)	460	184
Less:
Lease revenue	9	-	31	5
Net OREO expense	$125	$26	$505	$324

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2020	December 31, 2019
Noninterest bearing demand	$889,085	$669,795
Savings	382,711	307,015
NOW accounts	492,407	425,792
Money market accounts	310,613	282,478
Certificates of deposit of less than $100,000	208,570	227,578
Certificates of deposit of $100,000 through $250,000	129,522	151,279
Certificates of deposit of more than $250,000	66,335	62,812
Total deposits	$2,479,243	$2,126,749

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2020, and December 31, 2019.  Junior subordinated debentures are discussed in more detail in Note 8:

	September 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$59,268	$48,693
Other short-term borrowings [1]	6,125	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,349	44,270
Notes payable and other borrowings	24,469	6,673
Total borrowings	$159,984	$205,870

1 Includes short-term FHLBC advances for both periods presented.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $59.3 million at September 30, 2020, and $48.7 million at December 31, 2019.  The fair value of the pledged collateral was $79.3 million at September 30, 2020, and $70.7 million at December 31, 2019.  At September 30, 2020, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2020, the Bank had $6.1 million in short-term advances outstanding under the FHLBC compared to $48.5 million outstanding as of December 31, 2019; the remaining $6.1 million was issued at a rate of 2.19%.   The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At September 30, 2020, one advance remains in long-term status, with a total outstanding balance of $6.5 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026. FHLBC stock as of September 30, 2020 was valued at $3.7 million, and any potential FHLBC advances were collateralized by securities with a fair value of $53.1 million and loans with a principal balance of $569.7 million, which carried a FHLBC-calculated combined collateral value of $428.4 million.  The Company had excess collateral of $289.6 million available to secure borrowings at September 30, 2020.

The Company also has $44.3 million of senior notes outstanding, net of deferred issuance costs, as of September 30, 2020 and December 31, 2019.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of September 30, 2020, and December 31,

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

2019, unamortized debt issuance costs related to the senior notes were $651,000 and $730,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $18.0 million is outstanding as of September 30, 2020,  with a correspondent bank related to the Company’s redemption of the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 8 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month Libor plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.   The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Note 8 – Junior Subordinated Debentures

On March 2, 2020, the Company redeemed the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I (“OSBCP”) and related debentures, which totaled $32.6 million.  These debentures were originally issued in 2003 for a term of 30 years at 7.80%, and subject to regulatory approval, were able to be called in whole or in part by the Company after June 30, 2008.  The Company received regulatory approval to redeem the debentures in early 2020, and notified OSBCP stockholders of the redemption in late January 2020.  Cash disbursed for the redemption, including accrued interest on the debentures, totaled $33.0 million, or $10.13 per OSBCP share.  The OSBCP redemption was funded by cash on hand and the $20 million term note discussed in Note 7 – Borrowings.  Upon redemption of the junior subordinated debentures related to OSBCP in March 2020, the Company recognized the remaining unamortized debt issuance costs of $635,000.

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.40% for the quarter ended September 30, 2020, compared to the rate paid for the quarter ended September 30, 2019, of 4.40%.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2020, and December 31, 2019, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and $644,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2014 Plan, the “Plans”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following approval of the 2019 Plan, no further awards were to be granted under the 2014 Plan or any other prior Company equity compensation plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2020, 343,602 shares remained available for issuance under the 2019 Plan.

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

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.  There were no stock options granted or exercised during the nine months ended September 30, 2020, and as of September 30, 2020, there were no stock options outstanding.

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

There were 137,944 and 166,106 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2020 and September 30, 2019, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $1.6 million in the first nine months of 2020 and $1.9 million for the first nine months of 2019.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2020, is as follows:

	September 30, 2020
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	555,283	$12.85
Granted	137,944	12.26
Vested	(149,952)	11.16
Forfeited	-	-
Unvested at September 30	543,275	$13.17

Total unrecognized compensation cost of restricted awards was $2.8 million as of September 30, 2020, which is expected to be recognized over a weighted-average period of 1.75 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are included below as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Weighted-average common shares outstanding	29,559,026	29,899,063	29,708,239	29,880,511
Net income	$10,265	$12,173	$19,778	$29,919
Basic earnings per share	$0.35	$0.41	$0.67	$1.00

Diluted earnings per share:
Weighted-average common shares outstanding	29,559,026	29,899,063	29,708,239	29,880,511
Dilutive effect of unvested restricted awards [1]	543,275	539,270	553,482	510,454
Diluted average common shares outstanding	30,102,301	30,438,333	30,261,721	30,390,965

Net Income	$10,265	$12,173	$19,778	$29,919
Diluted earnings per share	$0.34	$0.40	$0.65	$0.98

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2020, the Bank exceeded those thresholds.

At September 30, 2020, the Bank’s Tier 1 capital leverage ratio was 10.90%, a decrease of 160 basis points from December 31, 2019, but is well above the 8.00% objective.  The reduction in the Tier 1 capital leverage ratio is primarily due to a $30.0 million dividend the Bank paid the Company in March 2020.The Bank’s total capital ratio was 15.49%, an increase of 26 basis points from December 31, 2019, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2020, and December 31, 2019.

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

At September 30, 2020, and December 31, 2019, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$269,874	11.97%	$157,821	7.000%	N/A	N/A
Old Second Bank	319,662	14.24	157,137	7.000	$145,913	6.50%
Total capital to risk weighted assets
Consolidated	323,041	14.33	236,701	10.500	N/A	N/A
Old Second Bank	347,723	15.49	235,706	10.500	224,482	10.00
Tier 1 capital to risk weighted assets
Consolidated	294,874	13.08	191,623	8.500	N/A	N/A
Old Second Bank	319,662	14.24	190,809	8.500	179,585	8.00
Tier 1 capital to average assets
Consolidated	294,874	10.07	117,130	4.00	N/A	N/A
Old Second Bank	319,662	10.90	117,307	4.00	146,634	5.00

December 31, 2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,477	11.14%	$158,020	7.000%	N/A	N/A
Old Second Bank	322,496	14.35	157,315	7.000	$146,078	6.50%
Total capital to risk weighted assets
Consolidated	327,886	14.53	236,944	10.500	N/A	N/A
Old Second Bank	342,280	15.23	235,978	10.500	224,741	10.00
Tier 1 capital to risk weighted assets
Consolidated	308,102	13.65	191,858	8.500	N/A	N/A
Old Second Bank	322,496	14.35	191,026	8.500	179,789	8.00
Tier 1 capital to average assets
Consolidated	308,102	11.93	103,303	4.00	N/A	N/A
Old Second Bank	322,496	12.50	103,199	4.00	128,998	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of September 30, 2020, the capital

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

measures of the Company exclude $5.7 million, which is the Day 1 impact to retained earnings and 25% of the $10.4 million increase in the allowance for credit losses in the first nine months of 2020, excluding PCD loans.

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

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the first, second and third quarters of 2020, we repurchased 312,723 shares, 145,932 shares, and 137,756 shares of our common stock at weighted average prices of $7.06 per share, $6.97 per share, and $8.34 per share, respectively, pursuant to the Repurchase Program.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2020, and December 31, 2019, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,134	$-	$-	$4,134
U.S. government agencies	-	7,005	-	7,005
U.S. government agencies mortgage-backed	-	18,219	-	18,219
States and political subdivisions	-	244,987	4,790	249,777
Collateralized mortgage obligations	-	57,013	-	57,013
Asset-backed securities	-	81,585	-	81,585
Collateralized loan obligations	-	30,688	-	30,688
Loans held-for-sale	-	10,229	-	10,229
Mortgage servicing rights	-	-	5,010	5,010
Interest rate swap agreements	-	10,506	-	10,506
Mortgage banking derivatives	-	1,434	-	1,434
Total	$4,134	$461,666	$9,800	$475,600

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$15,231	$-	$15,231
Total	$-	$15,231	$-	$15,231

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,036	$-	$-	$4,036
U.S. government agencies	-	8,337	-	8,337
U.S. government agencies mortgage-backed	-	16,588	-	16,588
States and political subdivisions	-	243,756	5,419	249,175
Collateralized mortgage obligations	-	57,984	-	57,984
Asset-backed securities	-	81,844	-	81,844
Collateralized loan obligations	-	66,684	-	66,684
Loans held-for-sale	-	3,061	-	3,061
Mortgage servicing rights	-	-	5,935	5,935
Interest rate swap agreements	-	2,771	-	2,771
Mortgage banking derivatives	-	250	-	250
Total	$4,036	$481,275	$11,354	$496,665

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,974	$-	$5,974
Total	$-	$5,974	$-	$5,974

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(16)	(2,463)
Included in other comprehensive income	(216)	-
Purchases, issuances, sales, and settlements
Purchases	12,900	-
Issuances	-	1,813
Settlements	(13,297)	(275)
Ending balance September 30, 2020	$4,790	$5,010

	Nine Months Ended September 30, 2019
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2019	$8,165	$7,357
Total gains or losses
Included in earnings	(25)	(2,384)
Included in other comprehensive income	898	-
Purchases, issuances, sales, and settlements
Purchases	17,643	-
Issuances	-	906
Settlements	(20,808)	(518)
Ending balance September 30, 2019	$5,873	$5,361

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2020:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,010	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 42.8%	15.4%

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

In addition to the above, Level 3 fair value measurement included $4.8 million for state and political subdivisions representing various local municipality securities at September 30, 2020.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at September 30, 2019, was $5.9 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$12,200	$12,200
Other real estate owned, net[2]	-	-	2,686	2,686
Total	$-	$-	$14,886	$14,886

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $14.9 million and a valuation allowance of $2.7 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.6 million for the nine months ended September 30, 2020.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $2.7 million at September 30, 2020, which is made up of the outstanding balance of $4.3 million, net of a valuation allowance of $1.6 million and no participations.

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

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.0 million at December 31, 2019, which is made up of the outstanding balance of $12.7 million, net of a valuation allowance of $6.7 million and a participation of $937,000.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For September 30, 2020 and December 31, 2019, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,489	$29,489	$29,489	$-	$-
Interest earning deposits with financial institutions	283,651	283,651	283,651	-	-
Securities available-for-sale	448,421	448,421	4,134	439,497	4,790
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	10,229	10,229	-	10,229	-
Net loans	1,997,409	2,013,415	-	-	2,013,415
Interest rate swap agreements	10,506	10,506	-	10,506	-
Interest receivable on securities and loans	9,706	9,706	-	9,706	-

Financial liabilities:
Noninterest bearing deposits	$889,085	$889,085	$889,085	$-	$-
Interest bearing deposits	1,590,158	1,593,058	-	1,593,058	-
Securities sold under repurchase agreements	59,268	59,268	-	59,268	-
Other short-term borrowings	6,125	6,125	-	6,125	-
Junior subordinated debentures	25,773	14,167	-	14,167	-
Senior notes	44,349	44,799	44,799	-	-
Note payable and other borrowings	24,469	25,160	-	25,160	-
Interest rate swap agreements	15,128	15,128	-	15,128	-
Interest payable on deposits and borrowings	1,257	1,257	-	1,257	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $180,000 will be reclassified as an increase to interest income and an additional $163,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2020, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s Libor-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.  The Bank held $1.7 million of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at September 30, 2020.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity at September 30, 2020 and no investment securities were required to be pledged to any correspondent financial institution.  The Bank had $114,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2019 and $11.0 million of investment securities were required to be pledged to two correspondent financial institutions.  At September 30, 2020, the notional amount of non-hedging interest rate swaps was $191.3 million with a weighted average maturity of 5.0 years.  At December 31, 2019, the notional amount of non-hedging interest rate swaps was $177.9 million with a weighted average maturity of 5.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2020 and December 31, 2019.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			September 30, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	2,988	Other Liabilities	7,610
Total derivatives designated as hedging instruments				2,988		7,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	191,341	Other Assets	7,518	Other Liabilities	7,518
Interest rate lock commitments and forward contracts	250	92,154	Other Assets	1,434	Other Liabilities	-
Other contracts	4	26,683	Other Assets	-	Other Liabilities	103
Total derivatives not designated as hedging instruments				8,952		7,621

			December 31, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	2	75,774	Other Assets	-	Other Liabilities	3,150
Total derivatives designated as hedging instruments				-		3,150

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	177,872	Other Assets	2,771	Other Liabilities	2,771
Interest rate lock commitments and forward contracts	87	23,667	Other Assets	250	Other Liabilities	-
Other contracts	4	28,176	Other Assets	-	Other Liabilities	53
Total derivatives not designated as hedging instruments				3,021		2,824

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $3.3 million as of September 30, 2020, and a loss of $3.4 million as of September 30, 2019.  The amount of the loss reclassified from AOCI to interest income on the income statement totaled $72,000 and $27,000 for the nine months ended September 30, 2020, and September 30, 2019, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2020, and December 31, 2019.

The following table is a summary of letter of credit commitments:

	September 30, 2020			December 31, 2019
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$8,881	$9,210	$339	$9,612	$9,951
Commercial standby	-	-	-	-	-	-
Performance standby	356	5,825	6,181	571	6,212	6,783
	685	14,706	15,391	910	15,824	16,734
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$685	$14,773	$15,458	$910	$15,891	$16,801

Unused loan commitments:	$93,875	$325,162	$419,037	$111,348	$320,120	$431,468

As of January 1, 2020, we adopted ASU 2016-13, and per CECL guidance, the Company recorded an allowance for credit losses on unfunded commitments of $1.7 million.  As of September 30, 2020, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rates during the third quarter of 2020, and based on that analysis under CECL methodology, the Company recorded a reversal of the provision for credit losses related to unfunded commitments of $980,000.  The reduction in the ACL for unfunded commitments in the third quarter of 2020, compared to the prior quarter end, is primarily related to a decrease in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, and our financial condition at September 30, 2020, and December 31, 2019.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2019.  The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and September 2020 and 2019 amounts are unaudited.

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

Recent Events—COVID-19

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets.  Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

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

Temporary Operational Changes

We have taken a number of steps to protect our employees, customers and communities.  In March 2020, as part of our efforts to exercise social distancing, we closed all of our banking lobbies (other than by appointment) conducted most of our business through drive-thru tellers and through electronic and online means.  At this time, our lobbies have been reopened, but we encourage customers to use other means to conduct their banking, and are following social distancing and personal protective protocols as directed by the Center for Disease Control and Prevention.  In addition, a majority of our workforce has been working from home since mid-March 2020, and we expect this to continue through the end of 2020.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  While the pandemic has not yet had a significant impact to our financial condition as of September 30, 2020, in the form of incurred losses or communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our provision for credit losses in anticipation of continued market risk and uncertainty at this time.  Our provision for credit losses was $8.0 million for the first quarter of 2020, which was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic and market interest rate reductions.  Our provision for credit losses was $300,000 for the third quarter of 2020, as we continued to forecast an increase in future expected credit losses due to the ongoing impact of the pandemic.  Periods ending after September 30, 2020 may also be materially impacted by the COVID-19 pandemic.

We also adjust our investment securities portfolio to market each period end and review for any impairment that would require a provision for credit losses.  At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio.  Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold as well as experience reductions in other comprehensive income.  We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

As of September 30, 2020, we had $18.6 million of goodwill.  At each quarter end in 2020, we have considered whether a quantitative assessment of our goodwill was required because of the significant economic disruption caused by the COVID-19 pandemic.  At September 30, 2020, we determined no goodwill impairment was required.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During the 2020 year to date period, we executed 468 of these deferrals on loan balances of $226.2 million.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of September 30, 2020, 372 loans previously in deferral status, representing loan balances of $172.1 million, had resumed payments.  We also suspended late fees for consumer loans through June 30, 2020, and, although consumer late fees have been reinstated, we will continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  We also paused new foreclosure and repossession actions through September 30, 2020, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We are also participating in the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act). As of August 10, 2020, the date of the conclusion of the SBA program offering, we had processed 746 loan applications for the SBA Paycheck Protection Program (“PPP”), representing a total of $136.7 million.  In early October, we started the application process for PPP loan forgiveness, and expect this process to continue through the remainder of 2020, with funds to be received from the SBA for the forgiven loans well into 2021.  In addition, as of September 30, 2020, we had originated one loan for $125,000 under the Main Street Lending Program.  We remain ready to continue to fund eligible client requests if Congress appropriates additional funds.

Capital and Liquidity

As of September 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

We have also developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management continues to communicate each week in structured meetings with key staff to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt, and PPP loan fundings and the forgiveness application process, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced growth in total loans in the third quarter of 2020, compared to both the year ended December 31, 2019, and the third quarter of 2019, and we believe we are positioned for further moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment.  Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business; however, we expect the pandemic will make it challenging for us to attain the levels of profitability and growth we have experienced in the past five years.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended September 30, 2020, compared to the like period ended September 30, 2019:

●	Net income for the third quarter of 2020 was $10.3 million, or $0.34 per diluted share, compared to $12.2 million, or $0.40 per diluted share, for the third quarter of 2019.

●	Net interest and dividend income was $22.5 million for the third quarter of 2020, compared to $24.8 million for the third quarter of 2019. The decrease in 2020 was primarily due to the year over year decline in market interest rates, which negatively impacted loan and security income, despite growth in our loan portfolio of $130.5 million in the same period.

●	A provision for credit losses of $300,000 was recorded for the third quarter of 2020, consisting of $1.3 million related to loans and leases and a $980,000 reversal related to unfunded commitments, compared to a provision for loan and lease losses of $550,000 in the third quarter of 2019. We adopted the new current expected credit losses accounting standard, or CECL, effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020. The provision expense recorded in 2020 was impacted by both the new CECL methodology applied and the expected impact, as of September 30, 2020, of the COVID-19 pandemic on future losses.

●	Noninterest income was $11.7 million for the third quarter of 2020, compared to $11.9 million for the third quarter of 2019. The decrease was primarily due to a $3.5 million reduction in securities gains, net, due to sales in the third quarter of 2019 and no like sales in the current period, as well as reductions stemming from COVID-19 related impacts in the third quarter of 2020, compared to the third quarter of 2019, including a $698,000 decrease in service charges on deposits due to a reduction in overdraft fees. Partially offsetting these decreases were interest rate driven growth in net gain on sales of mortgage loans, as proceeds from mortgages sold in the third quarter of 2020 totaled $116.5 million, compared to $63.3 million in the third quarter of 2019, resulting in an increase in noninterest income of $3.2 million. A reduction in mark to market losses on mortgage servicing rights (“MSRs”) of $786,000 in the third quarter of 2020, compared to the third quarter of 2019, and a net increase in the cash surrender value of bank owned life insurance (“BOLI”) of $192,000 for the third quarter of 2020, compared the third quarter of 2019, also mitigated the overall decrease in noninterest income for the quarter year over year.

●	Noninterest expense was $20.3 million for the third quarter of 2020, compared to $20.0 million for the third quarter of 2019, an increase of $312,000, or 1.6%. The increase in 2020 was primarily due to an increase in salaries and employee benefits expense driven by an increase in full-time equivalent employees in 2020, annual merit increases in early 2020, and higher employee insurance costs, and an increase in FDIC insurance expense related to an accrual reversal in the third quarter of 2019. Partially offsetting these increases were reductions in occupancy, furniture and equipment expense, computer and data processing expense and advertising expense, as we reduced our marketing efforts during the COVID-19 pandemic.

●	The provision for income taxes was $3.4 million for the third quarter of 2020, compared to $4.0 million for the third quarter of 2019. Pretax income was $13.6 million in the third quarter of 2020, compared to $16.2 million for the third quarter of 2019.

●	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining relatively steady at 1.0% as of September 30, 2020, 0.8% as of December 31, 2019, and 0.7% as of September 30, 2019.

●	During the third quarter of 2020, we repurchased 137,756 shares of our common stock at a weighted average price of $8.34 per share pursuant to our stock repurchase program.

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

Results of Operations

Overview

Three months ended September 30, 2020 and 2019

Our income before taxes was $13.6 million in the third quarter of 2020 compared to $16.2 million in the third quarter of 2019.  This $2.6 million decrease in pretax income was primarily due to the $2.3 million decrease in net interest and dividend income in the third quarter of 2020, compared to the third quarter of 2019.  Also contributing to the decline in pretax income in the third quarter of 2020, compared to the third quarter of 2019, was a $248,000 reduction in noninterest income and a $312,000 increase in noninterest expense.  These negative variances were partially offset by a $250,000 reduction in the provision for credit losses for the year over year quarter.  We adopted the new CECL methodology effective January 1, 2020, which requires us to estimate and recognize an allowance for lifetime expected credit losses, and we recorded provision expense of $10.1 million during the first two quarters of 2020, due to the expected impact of the COVID-19 pandemic and related market interest rate reductions.  Our provision build in the first and second quarters of 2020 allowed us to record a lower provision of $300,000 in the third quarter of 2020, compared to a $550,000 provision for loan and lease losses in the third quarter of 2019, under the incurred loss model.  Our net income was $10.3 million, or $0.34 per diluted share, for the third quarter of 2020, compared to net income of $12.2 million, or $0.40 per diluted share, for the third quarter of 2019.

Net interest and dividend income was $22.5 million in the third quarter of 2020, compared to $24.8 million in the third quarter of 2019.  The $2.3 million decrease was primarily driven by a $4.4 million decrease in interest and dividend income in the third quarter of 2020, compared to the third quarter of 2019, driven by the reduction in market interest rates on loans and securities.  Loan growth of $130.5 million was recorded in the year over year period, but interest income on loans declined $3.1 million from the quarter ended September 30, 2019 to September 30, 2020.  Securities available-for-sale decreased $40.0 million as of September 30, 2020, compared to September 30, 2019, which exacerbated the reduction in securities related income of $1.2 million in the same year over year period. Partially offsetting the decrease in interest and dividend income was a $2.1 million reduction in total interest expense in the third quarter of 2020, compared to the third quarter of 2019, due to a reduction in interest expense of $1.0 million on deposits, $405,000 on other short-term borrowings, and $648,000 on junior subordinated debentures, due to the redemption of the Old Second Capital Trust I trust preferred securities and related subordinated debentures in the first quarter of 2020.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the third quarter of 2020, compared to the third quarter of 2019, totaled $153.5 million, stemming from 746 PPP loans originated in the second and third quarters of 2020 totaling $136.7 million, as well as organic growth primarily in our commercial, leases, and commercial real estate-investor portfolios.

Nine months ended September 30, 2020 and 2019

Our income before taxes was $26.0 million for the nine months ended September 30, 2020, compared to $39.4 million for the nine months ended September 30, 2019.  This $13.4 million decrease in pretax income was primarily due to a $9.0 million increase in provision for credit losses for the nine months ended September 30, 2020, compared to the same period in 2019, due both to our adoption of the new CECL methodology effective January 1, 2020 and the expected impact, as of September 30, 2020, of the COVID-19 pandemic and related market interest rate reductions.  Our net income was $19.8 million, or $0.65 per diluted share, for the nine months ended September 30, 2020, compared to net income of $29.9 million, or $0.98 per diluted share, for the nine months ended September 30, 2019.

Net interest and dividend income was $67.9 million for the nine months ended September 30, 2020, compared to $73.6 million for the same period of 2019.  The decrease in net interest and dividend income was primarily due to the impact of the reduction in market interest rates on loans and securities.  Also impacting net income was a $2.1 million increase in noninterest income for the nine months ended September 30, 2020, compared to the like 2019 period, driven primarily by a $8.1 million increase in net gain on sales of mortgage loans, which more than offset the reduction year over year due to securities gains, net, of $4.5 million for the nine months ended September 30, 2019, compared to securities losses, net, of $25,000 for the nine months ended September 30, 2020, and a $1.7 million reduction in service charges on deposits in the year over year period due to a decline in customer spending due to the COVID-19 pandemic and resultant decrease in overdraft and bounce fees.  Noninterest expense increased $890,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to growth in salaries and employee benefits expense driven by an increase in full-time equivalent employees, annual merit increases and higher employee insurance costs, partially offset by reductions in computer and data processing and advertising expense.

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

Three months ended September 30, 2020 and 2019

Our net interest and dividend income decreased by $2.3 million, to $22.5 million, for the third quarter of 2020, from $24.8 million for the third quarter of 2019.  This decline was attributable to the $4.4 million, or 14.9%, decrease in interest and dividend income for the third quarter of 2020 compared to the third quarter of 2019, partially offset by a $2.1 million decrease in interest expense.  Net interest and dividend income for the third quarter of 2020 reflected a decrease of $198,000, or 0.9%, compared to the second quarter of 2020.

Average earning assets for the third quarter of 2020 were $2.77 billion, reflecting an increase of $102.3 million, or 3.8%, compared to the second quarter of 2020, and an increase of $349.2 million, or 14.4%, compared to the third quarter of 2019.  Total average loans, including loans held-for-sale, totaled $2.05 billion in the third quarter of 2020, which reflected a decrease of $3.1 million compared to the second quarter of 2020, and an increase of $153.5 million compared to the third quarter of 2019.  The growth in average loan balances year over year was primarily due to an increase in commercial loans related to PPP loan disbursements and lease and commercial real estate-investor loans stemming from organic growth.  This growth in loan volumes was offset by the reduction in market interest rates over the past year, which resulted in a decrease in interest income of $3.1 million related to loans in the year over year period.  For the third quarter of 2020, the yield on average loans decreased to 4.29%, compared to the yield on average loans of 4.40% for the second quarter of 2020, and 5.27% for the third quarter of 2019.  Securities also reflected a reduction in interest income, due to both decreases in market interest rates over the past year and volumes used to fund loan growth.  Total average securities for the third quarter of 2020 decreased $4.3 million from the second quarter of 2020, and decreased $45.6 million from the third quarter of 2019.  The yield on average securities declined to 2.78% for the third quarter of 2020, compared to 3.07% for the second quarter of 2020 and 3.59% for third quarter of 2019.

Average interest bearing liabilities increased $44.6 million, or 2.6%, in the third quarter of 2020, compared to the second quarter of 2020, and increased $71.5 million, or 4.3%, compared to the third quarter of 2019.  The growth in average interest bearing deposits of $37.4 million from the prior quarter was due to seasonal deposit fluctuations from income tax refunds, commercial deposit build for projects to be deployed later in the year, and growth in depositor liquidity due to market uncertainty related to the COVID-19 pandemic. The growth in average interest bearing deposits of $142.0 million from the third quarter of 2019 was primarily due to the impacts of the COVID-19 pandemic, which also impacted the $240.9 million of growth in noninterest bearing deposits for the same period, as reductions in market interest rates over the past year have provided less incentive to maintain funds in interest bearing deposits.

Average other short-term borrowings, which consist of FHLBC advances, decreased $192,000 in the third quarter of 2020, compared to the second quarter of 2020, and decreased $67.1 million compared to the third quarter of 2019.  We drew on a $4.0 million, zero interest, 360 day advance offered by the FHLB to its members under a COVID-19 liquidity program in the third quarter of 2020.  The average rate paid on short-term FHLBC advances was impacted by the reduction in interest rates in 2020, resulting in an average rate of 1.16% for the third quarter of 2020, compared to 1.63% for the second quarter of 2020, and 2.26% for the third quarter of 2019.  As of September 30, 2020, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.5 million that we acquired in our acquisition of ABC Bank, and $18.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020 to fund our redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures of $32.6 million.  This redemption occurred in March 2020 and was the primary cause of the decrease of 201 basis points in the cost of the average junior subordinated debentures for the third quarter of 2020 compared to the third quarter of 2019.  The rate paid on the redeemed junior subordinated debentures was 7.8%, in comparison to the rate to be paid going forward on the newly executed $20.0 million term note of one month Libor plus 175 basis points.

Our net interest margin, expressed as a percentage of average earning assets, was 3.23% for the third quarter of 2020, reflecting a 19 basis point decrease from the second quarter of 2020, and an 83 basis point decrease from the third quarter of 2019.  Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 3.28% for the third quarter of 2020, reflecting a 20 basis point decrease from the second quarter of 2020, and an 86 basis point decrease from the third quarter of 2019.  The average tax-equivalent yield on earning assets decreased to 3.65% for the third quarter of 2020, compared to 3.93% for the second quarter of 2020, and 4.90% for the third quarter of 2019.  The decreases in net interest margin and the yield on average earning assets for the third quarter of 2020, compared to the third quarter of 2019, was primarily attributable to a decline in security volumes and interest rate reductions which impacted loans and securities in the third quarter of 2020.  Average PPP loans for the third quarter of 2020 totaled $136.3 million, which resulted in a reduction to our net interest margin (TE) of six basis points for the quarter as these loans were issued at a 1.00% interest rate, plus origination fees, net of costs. The cost of funds on interest bearing liabilities was 0.58% for the third quarter of 2020, 0.72% for the second quarter of 2020, and 1.11% for the third quarter of 2019.  The decrease in our cost of funds in the third quarter of 2020 compared to the second quarter of 2020 was primarily driven by a full quarter of impact of interest rate reductions on our deposits.   The decrease in our cost of funds in the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by a decline in the rates paid on deposits, a decline in volume and rates paid on short-term borrowings, and the redemption of our junior subordinated debentures in the first quarter of 2020 which resulted in the average yield on our junior subordinated debentures of 4.40% for the third quarter of 2020, compared to 6.41% in the prior year like quarter.

Nine months ended September 30, 2020 and 2019

Our net interest and dividend income decreased by $5.7 million to $67.9 million for the nine months ended September 30, 2020, compared to $73.6 million for the nine months ended September 30, 2019.  This decline was attributable to a $9.7 million, or 11.1%, decrease in interest and dividend income for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, partially offset by a $4.0 million decrease in interest expense.

Average earning assets for the nine months ended September 30, 2020 were $2.63 billion, reflecting an increase of $197.0 million, or 8.1%, compared to the nine months ended September 30, 2019.  The yield on average earning assets for the nine months ended September 30, 2020 was 4.02%, compared to 4.91% for the nine months ended September 30, 2019.  Total average loans, including loans held-for-sale, totaled $2.02 billion for the nine months ended September 30, 2020, which reflected an increase of $119.5 million compared to the nine months ended September 30, 2019.  The growth in average loan balances was more than offset by market interest rate reductions, which resulted in a $6.1 million decrease in loan interest income for the nine months ended September 30, 2020, compared to the like 2019 period.  For the nine months ended September 30, 2020, yields on average securities decreased by 71 basis points and yields on average loans decreased by 72 basis points, each as compared to the nine months ended September 30, 2019, due primarily to the falling interest rate environment. Average interest earning deposits with financial institutions increased $128.9 million in the nine months ended September 30, 2020, compared to the prior year like period as consumer spending declined year over year as a result of the COVID-19 pandemic, which increased our liquidity.

Average interest bearing liabilities decreased $23.2 million, or 1.4%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  The decrease was due to reductions in average other short-term borrowings of $75.7 million, which primarily consist of FHLBC advances, and a reduction in average junior subordinated debentures of $24.8 million due to the redemption of the trust preferred securities and the related $32.6 million of subordinated debentures issued by Old Second Capital Trust I in March 2020.   The rate on our junior subordinated debentures was 7.85% for the nine months ended September 30, 2020, and 6.47% for the nine months ended September 30, 2019, as $635,000 of deferred issuance costs was expensed upon the redemption in 2020.  Average interest bearing deposits increased by $61.9 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, but the reduction in market interest rates resulted in a 16 basis point reduction in the cost of interest bearing deposits for the nine months ended September 30, 2020, compared to the like 2019 period.  Average noninterest bearing deposits increased $167.2 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as customers spent less as a result of the COVID-19 pandemic.

Our net interest margin for the nine months ended September 30, 2020 was 3.44% compared to 4.04% for the nine months ended September 30, 2019, reflecting a 60 basis point decrease.  Our net interest margin (TE) for the nine months ended September 30, 2020 was 3.50% compared to 4.13% for the nine months ended September 30, 2019, reflecting a 63 basis point decrease. The decrease in net interest margin for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to reductions in the market interest rates as well as the issuance of $136.7 million of PPP loans at 1.00%, and the growth of our liquidity with an increase in cash and due from banks, which have not yet been reinvested into higher yielding assets.  We are currently assessing potential investment opportunities for this excess liquidity.  Core net interest margin (TE), a non-GAAP financial measure that excludes PPP loans, was 3.54% for the nine months ended September 30, 2020, reflecting a four basis point reduction from net interest margin (TE) for the same period.  These reductions to the net interest margin were partially offset by reductions in rates paid on deposits, as well as reductions in volumes and rates paid on borrowings, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$263,199	$68	0.10	$153,532	$42	0.11	$21,425	$119	2.20
Securities:
Taxable	251,760	1,458	2.30	247,868	1,694	2.75	260,842	2,296	3.49
Non-taxable (TE)[1]	196,648	1,680	3.40	204,840	1,767	3.47	233,208	2,176	3.70
Total securities (TE)[1]	448,408	3,138	2.78	452,708	3,461	3.07	494,050	4,472	3.59
Dividends from FHLBC and FRBC	9,917	118	4.73	9,917	123	4.99	10,398	154	5.88
Loans and loans held-for-sale[1,2]	2,048,968	22,078	4.29	2,052,060	22,460	4.40	1,895,454	25,159	5.27
Total interest earning assets	2,770,492	25,402	3.65	2,668,217	26,086	3.93	2,421,327	29,904	4.90
Cash and due from banks	31,354	-	-	30,594	-	-	34,315	-	-
Allowance for credit losses on loans	(31,518)	-	-	(30,747)	-	-	(19,452)	-	-
Other noninterest bearing assets	185,228	-	-	187,305	-	-	172,250	-	-
Total assets	$2,955,556			$2,855,369			$2,608,440

Liabilities and Stockholders' Equity
NOW accounts	$470,474	$106	0.09	$457,772	$129	0.11	$420,437	$334	0.32
Money market accounts	306,763	91	0.12	279,873	85	0.12	282,797	269	0.38
Savings accounts	378,957	102	0.11	359,358	171	0.19	308,483	121	0.16
Time deposits	417,952	1,084	1.03	439,735	1,442	1.32	420,429	1,672	1.58
Interest bearing deposits	1,574,146	1,383	0.35	1,536,738	1,827	0.48	1,432,146	2,396	0.66
Securities sold under repurchase agreements	54,313	28	0.21	45,882	23	0.20	40,342	135	1.33
Other short-term borrowings	8,204	24	1.16	8,396	34	1.63	75,310	429	2.26
Junior subordinated debentures	25,773	285	4.40	25,773	283	4.42	57,716	933	6.41
Senior notes	44,337	673	6.04	44,310	673	6.11	44,222	682	6.12
Notes payable and other borrowings	25,482	144	2.25	26,551	165	2.50	10,973	89	3.22
Total interest bearing liabilities	1,732,255	2,537	0.58	1,687,650	3,005	0.72	1,660,709	4,664	1.11
Noninterest bearing deposits	892,811	-	-	854,324	-	-	651,863	-	-
Other liabilities	39,589	-	-	39,613	-	-	30,329	-	-
Stockholders' equity	290,901	-	-	273,782	-	-	265,539	-	-
Total liabilities and stockholders' equity	$2,955,556			$2,855,369			$2,608,440
Net interest income (GAAP)		$22,509			$22,707			$24,780
Net interest margin (GAAP)			3.23			3.42			4.06

Net interest income (TE)[1]		$22,865			$23,081			$25,240
Net interest margin (TE)[1]			3.28			3.48			4.14
Core net interest margin (TE - excluding PPP loans)[1]			3.34			3.51			4.14
Interest bearing liabilities to earning assets	62.53%			63.25%			68.59%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below and the table on page 52 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020 and 2019.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $975,000, $718,000 and $295,000 for the third quarter of 2020, the second quarter of 2020, and the third quarter of 2019, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2020			2019
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$148,660	$185	0.17	$19,783	$344	2.32
Securities:
Taxable	257,664	5,315	2.76	242,417	6,933	3.82
Non-taxable (TE)[1]	201,242	5,289	3.51	266,694	7,542	3.78
Total securities (TE)[1]	458,906	10,604	3.09	509,111	14,475	3.80
Dividends from FHLBC and FRBC	9,917	366	4.93	11,056	459	5.55
Loans and loans held-for-sale [1,2]	2,015,592	68,174	4.52	1,896,096	74,243	5.24
Total interest earning assets	2,633,075	79,329	4.02	2,436,046	89,521	4.91
Cash and due from banks	31,498	-	-	33,896	-	-
Allowance for credit losses on loans	(28,601)	-	-	(19,375)	-	-
Other noninterest bearing assets	181,762	-	-	175,998	-	-
Total assets	$2,817,734			$2,626,565

Liabilities and Stockholders' Equity
NOW accounts	$450,178	$468	0.14	$437,025	$1,086	0.33
Money market accounts	289,219	412	0.19	290,206	801	0.37
Savings accounts	353,737	439	0.17	310,018	367	0.16
Time deposits	435,419	4,292	1.32	429,403	4,931	1.54
Interest bearing deposits	1,528,553	5,611	0.49	1,466,652	7,185	0.65
Securities sold under repurchase agreements	49,358	167	0.45	43,210	431	1.33
Other short-term borrowings	13,205	167	1.69	88,918	1,611	2.42
Junior subordinated debentures	32,889	1,932	7.85	57,704	2,791	6.47
Senior notes	44,310	2,019	6.09	44,196	2,026	6.13
Notes payable and other borrowings	22,277	439	2.63	13,100	312	3.18
Total interest bearing liabilities	1,690,592	10,335	0.82	1,713,780	14,356	1.12
Noninterest bearing deposits	808,273	-	-	641,053	-	-
Other liabilities	35,911	-	-	21,285	-	-
Stockholders' equity	282,958	-	-	250,447	-	-
Total liabilities and stockholders' equity	$2,817,734			$2,626,565
Net interest income (GAAP)		$67,874			$73,570
Net interest margin (GAAP)			3.44			4.04

Net interest income (TE)[1]		$68,994			$75,165
Net interest margin (TE)[1]			3.50			4.13
Core net interest margin (TE - excluding PPP loans)[1]			3.54			4.13
Interest bearing liabilities to earning assets	64.21%			70.35%

1 Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below and the table on page 52 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020 and 2019.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 52, and includes fees of $2.0 million and $708,000 for the first nine months of 2020 and 2019, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2020	2020	2019	2020	2019
(Dollars in thousands)

Interest income (GAAP)	$25,046	$25,712	$29,444	$78,209	$87,926
Taxable-equivalent adjustment:
Loans	3	3	3	9	11
Securities	353	371	457	1,111	1,584
Interest and dividend income (TE)	25,402	26,086	29,904	79,329	89,521
Interest expense (GAAP)	2,537	3,005	4,664	10,335	14,356
Net interest income (TE)	$22,865	$23,081	$25,240	$68,994	$75,165
Paycheck Protection Program ("PPP") loan - interest and net fee income	736	603	NA	1,339	NA
Net interest income (TE) - excluding PPP loans	$22,129	22,478	NA	$67,655	NA
Net interest income (GAAP)	$22,509	$22,707	$24,780	$67,874	$73,570
Average interest earning assets	$2,770,492	$2,668,217	$2,421,327	$2,633,075	$2,436,046
Average PPP loans	$136,281	$90,447	N/A	$77,302	N/A
Average interest earning assets, excluding PPP loans	$2,634,211	2,577,770	2,421,327	$2,555,773	2,436,046
Net interest margin (GAAP)	3.23%	3.42%	4.06%	3.44%	4.04%
Net interest margin (TE)	3.28%	3.48%	4.14%	3.50%	4.13%
Core net interest margin (TE - excluding PPP loans)	3.34%	3.51%	4.14%	3.54%	4.13%

Noninterest Income

Three months ended September 30, 2020 and 2019

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2020
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2020	2020	2019	2020	2019
Trust income	$1,506	$1,664	$1,730	(9.5)	(12.9)
Service charges on deposits	1,322	1,120	2,020	18.0	(34.6)
Residential mortgage banking revenue
Secondary mortgage fees	492	505	282	(2.6)	74.5
Mortgage servicing rights mark to market loss	(160)	(445)	(946)	64.0	83.1
Mortgage servicing income	521	458	460	13.8	13.3
Net gain on sales of mortgage loans	5,246	4,631	2,074	13.3	152.9
Total residential mortgage banking revenue	6,099	5,149	1,870	18.5	226.1
Securities (losses) gains, net	(1)	-	3,463	N/M	(100.0)
Change in cash surrender value of BOLI	459	532	267	(13.7)	71.9
Death benefit realized on BOLI	(2)	59	-	(103.4)	N/M
Card related income	1,499	1,311	1,595	14.3	(6.0)
Other income	803	860	988	(6.6)	(18.7)
Total noninterest income	$11,685	$10,695	$11,933	9.3	(2.1)

N/M - Not meaningful

Noninterest income increased $990,000, or 9.26%, in the third quarter of 2020, compared to the second quarter of 2020, and decreased $248,000, or 2.08%, compared to the third quarter of 2019.  The increase in the linked quarters was primarily driven by an increase of $615,000 in net gain on sales of mortgage loans and a reduction of $285,000 in the mark to market losses on MSRs in the third quarter of 2020, compared to the prior quarter.  Service charges on deposits also increased in the third quarter of 2020 compared to the prior quarter, as customer spending increased and overdraft and bounces fees increased commensurately.

The $248,000 decrease in noninterest income in the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by $3.5 million of pretax securities gain, net, recorded in the third quarter of 2019, and no like transactions in the third quarter of 2020.  In addition, service charges on deposits decreased $698,000 in the third quarter of 2020, compared to the year over year period due to the reduction in customer spending and resultant fee income due to the COVID-19 pandemic.   Materially offsetting these decreases in noninterest income was a $4.2 million increase in total residential mortgage banking revenue in the third quarter of 2020, compared to the third quarter of 2019, due to the large volume of mortgage originations and refinances in the lower interest rate environment.  The cash surrender value of BOLI also increased $192,000 in the third quarter of 2020, compared to the third quarter of 2019, due to market interest rate fluctuations.

Nine months ended September 30, 2020 and 2019

The following table details the major components of noninterest income for the periods presented:

Noninterest Income	Nine Months Ended		YTD
(Dollars in thousands)	September 30,	September 30,	Percent
	2020	2019	Change
Trust income	$4,702	$4,955	(5.1)
Service charges on deposits	4,168	5,841	(28.6)
Residential mortgage banking revenue
Secondary mortgage fees	1,267	621	104.0
Mortgage servicing rights mark to market loss	(2,739)	(2,902)	5.6
Mortgage servicing income	1,447	1,408	2.8
Net gain on sales of mortgage loans	12,123	3,999	203.2
Total residential mortgage banking revenue	12,098	3,126	287.0
Securities (losses) gains, net	(25)	4,476	(100.6)
Change in cash surrender value of BOLI	942	1,045	(9.9)
Death benefit realized on BOLI	57	-
Card related income	4,097	4,433	(7.6)
Other income	2,663	2,682	(0.7)
Total noninterest income	$28,702	$26,558	8.1

Noninterest income for the nine months ended September 30, 2020 increased $2.1 million, or 8.1%, compared to the nine months ended September 30, 2019. This increase was primarily driven by a $9.0 million increase in total residential mortgage banking revenue stemming from the falling interest rate environment and the resultant net gain on sales of mortgage loans and secondary mortgage fees.  Partially offsetting these increases were a reduction in service charges on deposits and card related income due to reductions in customer activity as a result of the COVID-19 pandemic, a $4.5 million decrease in security (losses) gains, net, and a $253,000 reduction in trust income primarily due to a decline in estate fees year over year.

Noninterest Expense

Three months ended September 30, 2020 and 2019

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2020
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2020	2020	2019	2020	2019
Salaries	$9,731	$8,588	$9,460	13.3	2.9
Officers incentive	968	968	923	-	4.9
Benefits and other	1,887	1,786	1,679	5.7	12.4
Total salaries and employee benefits	12,586	11,342	12,062	11.0	4.3
Occupancy, furniture and equipment expense	2,003	1,935	2,235	3.5	(10.4)
Computer and data processing	1,226	1,247	1,490	(1.7)	(17.7)
FDIC insurance	191	155	(114)	23.2	(267.5)
General bank insurance	281	237	270	18.6	4.1
Amortization of core deposit intangible asset	122	124	157	(1.6)	(22.3)
Advertising expense	62	57	360	8.8	(82.8)
Card related expense	566	514	531	10.1	6.6
Legal fees	169	176	111	(4.0)	52.3
Other real estate owned expense, net	125	143	26	(12.6)	380.8
Other expense	2,935	2,966	2,826	(1.0)	3.9
Total noninterest expense	$20,266	$18,896	$19,954	7.3	1.6
Efficiency ratio (GAAP)[1]	58.27%	55.13%	57.82%
Adjusted efficiency ratio (non-GAAP)[2]	57.47%	54.28%	56.93%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 57 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2020 increased $1.4 million, or 7.3%, compared to the second quarter of 2020, and increased $312,000, or 1.6%, compared to the third quarter of 2019.  The linked quarter increase is primarily attributable to a $1.2 million increase in salaries and employee benefits stemming from deferrals of new loan origination costs related to PPP loans in the second quarter of 2020, which reduced expense in the second quarter.

The year over year increase in noninterest expense is primarily attributable to a $524,000 increase in salaries and employee benefits due to an increase in full-time equivalent employees, annual merit increases in early 2020, and higher employee insurance costs.  In addition, a $305,000 increase in FDIC insurance due to an accrual reversal in the third quarter of 2019, and a $99,000 increase in other real estate owned expense, net, due to property valuation write-downs.  Partially offsetting the year over year increases were a $232,000 decrease in occupancy, furniture and equipment expense, a $264,000 decrease in computer and data processing expense, and a $298,000 decrease in advertising expense due to a reduction in our marketing efforts as a result of the pandemic.

Nine months ended September 30, 2020 and 2019

Noninterest Expense	Nine Months Ended		YTD
(Dollars in thousands)	September 30,	September 30,	Percent
	2020	2019	Change
Salaries	$28,080	$27,098	3.6
Officers incentive	2,894	2,698	7.3
Benefits and other	5,872	5,465	7.4
Total salaries and employee benefits	36,846	35,261	4.5
Occupancy, furniture and equipment expense	6,239	6,149	1.5
Computer and data processing	3,808	4,346	(12.4)
FDIC insurance	403	176	129.0
General bank insurance	764	756	1.1
Amortization of core deposit intangible asset	374	410	(8.8)
Advertising expense	228	975	(76.6)
Card related expense	1,612	1,360	18.5
Legal fees	476	480	(0.8)
Other real estate owned expense, net	505	324	55.9
Other expense	8,909	9,037	(1.4)
Total noninterest expense	$60,164	$59,274	1.5
Efficiency ratio (GAAP)[1]	59.71%	59.40%
Adjusted efficiency ratio (non-GAAP)[2]	58.89%	58.29%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 57 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2020, increased $890,000, or 1.5%, compared to the nine months ended September 30, 2019, primarily due to a $1.6 million increase in salaries and employee benefits related to an increase in full-time equivalent employees, annual merit increases in early 2020, and higher employee insurance costs; a $227,000 increase in FDIC insurance related to assessment credits that were applied in 2019; a $252,000 increase in card related expenses; and a $181,000 increase in other real estate owned expense, net, due to a higher amount of gains recorded in 2019.

Partially offsetting these increases were decreases in computer and data processing expense of $538,000, advertising expense of $747,000, and other expense of $128,000.   Computer and data processing expense declined year over year due to a new core system contract that we executed in the last half of 2019, which included cost savings, as well as voice and data services price reductions negotiated over the past year.  Advertising expenses decreased year over year due to a reduction in our marketing efforts as a result of the pandemic.  Other expense decreased year over year due to a reduction in employee travel costs primarily due to the pandemic, and a reduction in consulting and management fees.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2020	2020	2019	2020	2020	2019
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$20,266	$18,896	$19,954	$20,266	$18,896	$19,954
Less amortization of core deposit	122	124	157	122	124	157
Less other real estate expense, net	125	143	26	125	143	26
Noninterest expense less adjustments	$20,019	$18,629	$19,771	$20,019	$18,629	$19,771

Net interest income	$22,509	$22,707	$24,780	$22,509	$22,707	$24,780
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	3	3	3
Securities	N/A	N/A	N/A	353	371	457
Net interest income including adjustments	22,509	22,707	24,780	22,865	23,081	25,240
Noninterest income	11,685	10,695	11,933	11,685	10,695	11,933
Less death benefit related to BOLI	(2)	59	-	(2)	59	-
Less securities (losses) gains, net	(1)	-	3,463	(1)	-	3,463
Less MSRs mark to market loss	(160)	(445)	(946)	(160)	(445)	(946)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	122	157	71
Noninterest income (less) / including adjustments	11,848	11,081	9,416	11,970	11,238	9,487

Net interest income including adjustments plus noninterest income (less) / including adjustments	$34,357	$33,788	$34,196	$34,835	$34,319	$34,727
Efficiency ratio / Adjusted efficiency ratio	58.27%	55.13%	57.82%	57.47%	54.28%	56.93%

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$60,164	$59,274	$60,164	$59,274
Less amortization of core deposit	374	410	374	410
Less other real estate expense, net	505	324	505	324
Noninterest expense less adjustments	$59,285	$58,540	$59,285	$58,540

Net interest income	$67,874	$73,570	$67,874	$73,570
Taxable-equivalent adjustment:
Loans	N/A	N/A	9	11
Securities	N/A	N/A	1,111	1,584
Net interest income including adjustments	67,874	73,570	68,994	75,165
Noninterest income	28,702	26,558	28,702	26,558
Less death benefit related to BOLI	57	-	57	-
Less securities (losses) gains, net	(25)	4,476	(25)	4,476
Less MSRs mark to market loss	(2,739)	(2,902)	(2,739)	(2,902)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	266	285
Noninterest income (less) / including adjustments	31,409	24,984	31,675	25,269

Net interest income including adjustments plus noninterest income (less) / including adjustments	$99,283	$98,554	$100,669	$100,434
Efficiency ratio / Adjusted efficiency ratio	59.71%	59.40%	58.89%	58.29%

Income Taxes

We recorded income tax expense of $3.4 million for the third quarter of 2020 on $13.6 million of pretax income, compared to income tax expense of $3.1 million on $12.4 million of pretax income in the second quarter of 2020, and $4.0 million of income tax expense on $16.2 million of pretax income in the third quarter of 2019.  The effective tax rate was 24.7% for the third quarter of 2020, 25.4% for the second quarter of 2020, and 24.9% for the third quarter of 2019.  We recorded income tax expense of $6.2 million on $26.0 million of pretax income for the nine months ended September 30, 2020, compared to income tax expense of $9.5 million on $39.4 million of pretax income for the nine months ended September 30, 2019, which reflected effective tax rates of 23.9% and 24.1%, respectively.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended September 30, 2020.  We had no valuation reserve on the deferred tax assets as of September 30, 2020.

Financial Condition

Total assets increased $339.3 million to $2.97 billion at September 30, 2020, from $2.64 billion at December 31, 2019, due primarily to an increase in cash and cash equivalents of $262.5 million and loan growth of $99.5 million, partially offset by a reduction of $36.2 million in securities available-for-sale.  We are currently assessing potential investment opportunities for this excess liquidity. Total deposits were $2.48 billion at September 30, 2020, an increase of $352.5 million from December 31, 2019, primarily due to increases in noninterest bearing demand accounts, savings accounts, and NOW accounts due to a decrease in consumer spending during the COVID-19 pandemic, and federal stimulus funds received by many depositors.

				September 30, 2020
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Securities available-for-sale, at fair value
U.S. Treasuries	$4,134	$4,036	$4,038	2.4	2.4
U.S. government agencies	7,005	8,337	9,143	(16.0)	(23.4)
U.S. government agencies mortgage-backed	18,219	16,588	16,940	9.8	7.6
States and political subdivisions	249,777	249,175	238,727	0.2	4.6
Collateralized mortgage obligations	57,013	57,984	64,121	(1.7)	(11.1)
Asset-backed securities	81,585	81,844	83,182	(0.3)	(1.9)
Collateralized loan obligations	30,688	66,684	72,271	(54.0)	(57.5)
Total securities	$448,421	$484,648	$488,422	(7.5)	(8.2)

Securities available-for-sale decreased $36.2 million as of September 30, 2020, compared to December 31, 2019, and decreased $40.0 million compared to September 30, 2019.  Available-for-sale security calls, maturities and paydowns during the three months ended September 30, 2020, totaled $6.1 million and consisted primarily of tax exempt state and political subdivisions securities and collateralized debt obligations, whereas purchases during the quarter ended September 30, 2020 totaled $1.9 million and were primarily U.S. agency mortgage backed securities.  During the third quarter of 2020 $1,000 of security losses, net, were recorded, compared to $3.5 million of securities gains, net, in the third quarter of 2019.

				September 30, 2020
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Commercial	$436,277	$332,842	$333,664	31.1	30.8
Leases	133,676	119,751	108,152	11.6	23.6
Commercial real estate - Investor	548,970	520,095	491,794	5.6	11.6
Commercial real estate - Owner occupied	335,978	345,504	334,986	(2.8)	0.3
Construction	91,856	69,617	91,066	31.9	0.9
Residential real estate - Investor	61,923	71,105	68,989	(12.9)	(10.2)
Residential real estate - Owner occupied	114,283	136,023	136,046	(16.0)	(16.0)
Multifamily	188,398	189,773	183,476	(0.7)	2.7
HELOC	85,882	91,605	90,791	(6.2)	(5.4)
HELOC - Purchased	22,312	31,852	35,518	(30.0)	(37.2)
Other [1]	10,772	12,258	14,140	(12.1)	(23.8)
Total loans, excluding deferred loan costs and PCI Loans [2]	2,030,327	1,920,425	1,888,622	5.7	7.5
Net deferred loan costs	-	1,786	2,054	(100.0)	(100.0)
Total loans, excluding PCI loans [2]	2,030,327	1,922,211	1,890,676	5.6	7.4
PCI loans, net of purchase accounting adjustments [2]	-	8,601	9,135	(100.0)	(100.0)
Total loans	$2,030,327	$1,930,812	$1,899,811	5.2	6.9

1 The “Other” segment includes consumer and overdrafts.

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

Total loans were $2.03 billion as of September 30, 2020, an increase of $99.5 million from December 31, 2019.  The increase in total loans in the first nine months of 2020 was due primarily to our origination of 746 PPP loans that totaled $136.7 million within commercial loans, as well as organic growth in our leases, commercial real estate-investor, and construction portfolios, partially offset by reductions in our commercial real estate-owner occupied, residential real estate-investor, residential real estate-owner occupied, HELOC and HELOC–purchased portfolios.  Total loans increased $130.5 million from September 30, 2019 to September 30, 2020, due primarily to loan growth in our commercial loans due to PPP loan originations, leases, commercial real estate-investor, and multifamily portfolios, partially offset by reductions in our residential real estate-investor, residential real estate-owner occupied, HELOC, and HELOC-purchased portfolios. As required by CECL, the balance (or amortized cost basis) of PCD loans are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the ACL.  Accordingly, at January 1, 2020, $2.5 million of purchase accounting adjustments related to PCD loans were reclassified to the ACL from loans, resulting in an increase to total PCD loans.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 71.4% of the portfolio as of September 30, 2020, compared to 75.4% of the portfolio as of December 31, 2019.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. During the first quarter of 2020, we adopted ASU 2016-13, or CECL.

We recorded a $1.3 million provision for credit losses on loans and a $980,000 reversal of provision for credit losses on unfunded commitments for the third quarter of 2020, compared to a $550,000 provision for loan and lease losses for the third quarter of 2019.  In the third quarter of 2020, we determined provision expense was necessary, after considering our net recoveries of $365,000 for the quarter, due to the guidance under the newly adopted CECL methodology, which requires a provision based on future expected credit losses, as compared to the previously used incurred loss model.  Runoffs on our acquired loan portfolios are trending with expectations.  Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans and leases.  In addition, we established a separate ACL on unfunded commitments of $1.7 million under CECL guidelines as of January 1, 2020, and we recorded a $734,000 provision for credit losses on unfunded commitments in the second quarter of 2020.  During our third quarter projected credit losses assessment, we determined the utilization rate on lines during the past 12 months had declined, resulting in a reversal of $980,000 of ACL related to unfunded commitments for the quarter.  The increase in the total provision for credit losses stems from our CECL model calculations due to the ongoing COVID-19 pandemic.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $5.0 million to $20.8 million at September 30, 2020, from $15.8 million at December 31, 2019.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Before we adopted CECL on January 1, 2020, PCD loans were referred to as purchased credit impaired loans, or PCI loans, and such PCI loans and their related deferred loan costs were excluded from our nonperforming loan disclosures, as long as the cash flows on such loans and the timing of such cash flows continued to be estimable and probable of collection. However, after we adopted CECL on January 1, 2020, PCD loans and their related deferred loan costs are now included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  As of the date of CECL adoption, $2.5 million of the credit related component of the purchase accounting adjustment on PCI loans was reclassified to the ACL, which comprises half of the $5.0 million increase in nonperforming loans since December 31, 2019.  Credit metrics, excluding the impact of this reclassification, continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.0% as of September 30, 2020, from 0.8% as of December 31, 2019, and 0.7% September 30, 2019.  The distribution of our nonperforming loans is shown in the following table.

				September 30, 2020
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December	September 30,	December	September 30,
	2020	2019	2019	2019	2019
Commercial	$1,605	$2,247	$148	(28.6)	984.5
Leases	2,079	410	74	407.1	N/M
Commercial real estate - Investor	2,021	2,092	4,701	(3.4)	(57.0)
Commercial real estate - Owner occupied	8,635	5,180	2,899	66.7	197.9
Construction	-	93	94	(100.0)	(100.0)
Residential real estate - Investor	935	788	379	18.7	146.7
Residential real estate - Owner occupied	3,516	3,169	3,300	10.9	6.5
Multifamily	895	68	-	N/M	N/M
HELOC	1,140	1,603	1,604	(28.9)	(28.9)
HELOC - Purchased	-	180	181	(100.0)	(100.0)
Other [1]	6	19	22	(68.4)	(72.7)
Total nonperforming loans	$20,832	$15,849	$13,402	31.4	55.4

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets is shown in the following table.

Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Nonaccrual loans	$20,076	$12,432	$11,852	61.5	69.4
Performing troubled debt restructured loans accruing interest	334	872	1,532	(61.7)	(78.2)
Loans past due 90 days or more and still accruing interest	422	2,545	18	(83.4)	N/M
Total nonperforming loans	20,832	15,849	13,402	31.4	55.4
Other real estate owned	2,686	5,004	4,682	(46.3)	(42.6)
Total nonperforming assets	$23,518	$20,853	$18,084	12.8	30.0

PCD loans, net of purchase accounting adjustments[1]	$10,638	$8,601	$9,135	23.7	16.5

30-89 days past due loans and still accruing interest	$5,511	$14,390	$7,937
Nonaccrual loans to total loans	1.0%	0.6%	0.6%
Nonperforming loans to total loans	1.0%	0.8%	0.7%
Nonperforming assets to total loans plus OREO	1.2%	1.1%	0.9%
Purchased credit-deteriorated loans to total loans	0.5%	0.4%	0.5%

Allowance for credit losses	$32,918	$19,789	$19,651
Allowance for credit losses to total loans	1.6%	1.0%	1.0%
Allowance for credit losses to nonaccrual loans	164.0%	159.2%	165.8%

1 In 2020, due to the adoption of CECL, PCD loans are included in total nonperforming assets, if their risk rating at period end so indicates. For 2019 periods presented, PCI loans are not included within total nonperforming assets as these loans had an accretable yield.

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2020	Total[1]	2020	Total[1]	2019	Total[1]
Commercial	$(7)	1.9	$(2)	(1.2)	$10	3.7
Leases	119	(32.6)	-	-	47	17.3
Commercial real estate - Investor	(102)	27.9	(14)	(8.4)	147	54.2
Commercial real estate - Owner occupied	(420)	115.1	292	174.9	-	-
Construction	59	(16.2)	-	-	7	2.6
Residential real estate - Investor	(15)	4.1	(2)	(1.2)	(6)	(2.2)
Residential real estate - Owner occupied	(25)	6.8	(66)	(39.5)	(13)	(4.8)
Multifamily	-	-	-	-	-	-
HELOC	(52)	14.2	(53)	(31.7)	(2)	(0.7)
HELOC - Purchased	66	(18.1)	-	-	-	-
Other [2]	12	(3.10)	12	7.10	81	29.9
Net (recoveries) charge-offs	$(365)	100.0	$167	100.0	$271	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net recoveries of $365,000 were recorded for the third quarter of 2020, compared to net charge-offs of $167,000 for the second quarter of 2020 and $271,000 for the third quarter of 2019, reflecting continuing management attention to credit quality and remediation efforts.  The net recoveries for the third quarter of 2020 were primarily due to a recovery on one large charge-off recorded earlier in 2020.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				September 30, 2020
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Commercial	$5,992	$11,688	$7,704	(48.7)	(22.2)
Leases	3,270	329	125	893.9	N/M
Commercial real estate - Investor	5,596	4,926	8,791	13.6	(36.3)
Commercial real estate - Owner occupied	9,658	7,956	11,605	21.4	(16.8)
Construction	5,108	262	273	N/M	N/M
Residential real estate - Investor	1,526	1,390	1,029	9.8	48.3
Residential real estate - Owner occupied	3,836	3,631	3,773	5.6	1.7
Multifamily	5,833	503	493	N/M	N/M
HELOC	1,566	1,789	1,894	(12.5)	(17.3)
HELOC - Purchased	-	180	184	(100.0)	(100.0)
Other [1]	272	359	24	(24.2)	N/M
Total classified loans, excluding PCI loans[2]	42,657	33,013	35,895	29.2	18.8
Other real estate owned	2,686	5,004	5,668	(46.3)	(52.6)
Total classified assets, excluding PCI loans[2]	45,343	38,017	41,563	19.3	9.1
PCI, net of purchase accounting adjustments[2]	-	8,601	10,834	(100.0)	(100.0)
Total classified assets	$45,343	$46,618	$52,397	(2.7)	(13.5)

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

2 Due to the adoption of CECL, as of January 1, 2020, we no longer have PCI loans.

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

Total classified loans increased as of September 30, 2020, from the levels at December 31, 2019, and June 30, 2019, primarily due to inclusion of PCD loans in their respective segments in 2020 due to the adoption of CECL.  Total classified assets, including PCD loans, reflected a decrease as of September 30, 2020, compared to the level at December 31, 2019, and the level one year ago.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 12.95% for the period ended September 30, 2020, compared to 11.11% as of December 31, 2019, and 9.84% as of September 30, 2019.  The increase in the classified assets ratio for the period ended September 30, 2020, compared to September 30, 2019, is also due to the inclusion of PCD loans in their respective segments within the calculation, as these loans were previously excluded.  The increase in total PCD loans as of September 30, 2020, compared to December 31, 2019, is due to our reclassification of the credit-related component of the purchase accounting adjustments carried on former PCI loans to the ACL on January 1, 2020, the date we adopted the CECL methodology.  The PCD balance of $10.6 million is now included within total classified assets, as applicable, under CECL guidance.

Allowance for Credit Losses on Loans

Upon adoption of CECL on January 1, 2020, (Day One), we recognized an increase in our ACL on outstanding loans of $5.9 million and an increase in our ACL on unfunded commitments of $1.7 million as a cumulative effect adjustment from change in accounting policies.  Approximately $2.5 million of the increase to the ACL resulted from the transfer of the non-accretable purchase accounting adjustments on PCD loans.  The Day One adjusting entries resulted in a $3.8 million reduction to retained earnings, and a deferred tax asset adjustment of $1.4 million.  At September 30, 2020, the ACL on loans totaled $32.9 million, and the ACL on unfunded commitments, included in other liabilities, totaled $4.0 million.  This reserve build was driven by $300,000 of provision expense and $365,000 of net recoveries in the third quarter of 2020, as well as $2.1 million of provision expense in the second quarter of 2020, and $8.0 million of provision expense in the first quarter of 2020, augmented by the previously mentioned impact of adopting CECL on January 1, 2020.  The total increase in the ACL reflects forecasted credit deterioration due to the COVID-19 pandemic and the resultant recession.  Our ACL on loans to total loans was 1.6% as of September 30, 2020, compared to 1.0% at both December 31, 2019, and September 30, 2019.   See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Allowance at beginning of period	$31,273	$30,045	$19,372	$19,789	$19,006
Charge-offs:
Commercial	5	22	20	124	99
Leases	119	-	47	119	47
Commercial real estate - Investor	-	2	159	15	303
Commercial real estate - Owner occupied	145	292	-	1,546	129
Construction	60	-	7	60	8
Residential real estate - Investor	3	4	1	8	7
Residential real estate - Owner occupied	-	43	2	43	14
Multifamily	-	-	-	-	-
HELOC	-	2	19	85	69
HELOC - Purchased	66	-	-	66	229
Other [1]	53	41	142	192	311
Total charge-offs	451	406	397	2,258	1,216
Recoveries:
Commercial	12	24	10	48	46
Leases	-	-	-	-	-
Commercial real estate - Investor	102	16	12	139	44
Commercial real estate - Owner occupied	565	-	-	566	3
Construction	1	-	-	1	1
Residential real estate - Investor	18	6	7	45	26
Residential real estate - Owner occupied	25	109	15	157	52
Multifamily	-	-	-	-	8
HELOC	52	55	21	248	79
HELOC - Purchased	-	-	-	-	-
Other [1]	41	29	61	130	152
Total recoveries	816	239	126	1,334	411
Net (recoveries) charge-offs	(365)	167	271	924	805
Adoption of ASU 326	-	-	-	5,879	-
Provision for credit losses on loans	1,280	1,395	550	8,174	1,450
Allowance at end of period	$32,918	$31,273	$19,651	$32,918	$19,651

Average total loans (exclusive of loans held-for-sale)	$2,035,584	$2,038,082	$1,890,992	$1,989,921	$1,893,025
Net charge-offs / (recoveries) to average loans	(0.02)%	0.01%	0.01%	0.05%	0.04%
Allowance at period end to average loans	1.62%	1.53%	1.04%	1.65%	1.04%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 158.0% as of September 30, 2020, which was an increase from the coverage ratio of 124.9% as of December 31, 2019, and an increase from 146.6% as of September 30, 2019.  When measured as a percentage of average loans, our total ACL on loans was 1.62% for the nine months ended September 30, 2020, and 1.04% for the like period of September 30, 2019.  This increase was driven by the adoption of CECL as of January 1, 2020.

We recorded PCD loans (formerly PCI loans), which refers to loans that showed evidence of deteriorated credit quality upon purchase, in our acquisition of ABC Bank.  PCD loans totaled $10.6 million, net of purchase accounting adjustments, as of September 30, 2020, and the credit-related component of the purchase accounting adjustments on these loans, which totaled $2.5 million, was reclassified to ACL, per CECL guidance, on January 1, 2020.  We perform re-estimations of cash flows on our PCD loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for credit losses during the period.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2020, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2020, OREO totaled $2.7 million, reflecting a $2.3 million reduction from the $5.0 million at December 31, 2019, and a $2.0 million reduction from the $4.7 million at September 30, 2019.  There was one property addition of $314,000 to the OREO portfolio in the third quarter of 2020.  There were seven property disposals totaling $2.7 million in the third quarter of 2020.  Valuation write-downs occurred in the third quarter of 2020 which totaled $46,000, compared to $120,000 of OREO valuation write-downs in the fourth quarter of 2019, and $203,000 of valuation write-downs recorded in the third quarter of 2019.

				September 30, 2020
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Balance at beginning of period	$5,082	$4,682	$5,668	8.5	(10.3)
Property additions, net of acquisition adjustments	314	567	305	(44.6)	3.0
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	2,664	125	1,088	2,031.2	144.9
Period valuation adjustments	46	120	203	(61.7)	(77.3)
Balance at end of period	$2,686	$5,004	$4,682	(46.3)	(42.6)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $1.5 million, or approximately 55.8% of total OREO at September 30, 2020, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	September 30, 2020		December 31, 2019		September 30, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$450	17%	$174	3%	$-	-%
Lots (single family and commercial)	1,461	54%	3,945	79%	4,044	86%
Vacant land	351	13%	41	1%	42	1%
Commercial property	424	16%	844	17%	596	13%
Total other real estate owned	$2,686	100%	$5,004	100%	$4,682	100%

Deposits and Borrowings

				September 30, 2020
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2020	2019	2019	2019	2019
Noninterest bearing demand	$889,085	$669,795	$643,355	32.7	38.2
Savings	382,711	307,015	304,726	24.7	25.6
NOW accounts	492,407	425,792	413,291	15.6	19.1
Money market accounts	310,613	282,478	286,484	10.0	8.4
Certificates of deposit of less than $100,000	208,570	227,578	222,378	(8.4)	(6.2)
Certificates of deposit of $100,000 through $250,000	129,522	151,279	142,669	(14.4)	(9.2)
Certificates of deposit of more than $250,000	66,335	62,812	61,588	5.6	7.7
Total deposits	$2,479,243	$2,126,749	$2,074,491	16.6	19.5

Total deposits were $2.48 billion at September 30, 2020, which reflects a $352.5 million increase from total deposits of $2.13 billion at December 31, 2019, and an increase of $404.8 million from total deposits of $2.07 billion at September 30, 2019.  The increase in deposits at September 30, 2020, compared to both December 31, 2019, and September 30, 2019, was due to increases in noninterest bearing demand, savings and NOW accounts, with smaller increases noted in money market accounts and certificates of deposit more than $250,000.  These increases in the linked quarter as well as year over year periods were primarily due to federal stimulus funds received by depositors and a decrease in consumer spending due to the COVID-19 pandemic.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $59.3 million at September 30, 2020, a $10.6 million, or 21.7%, increase from $48.7 million at December 31, 2019.  We also had short-term borrowings of $6.1 million from the FHLBC at September 30, 2020, as compared to $48.5 million in short-term borrowings at December 31, 2019.  Our notes payable and other borrowings is comprised of one remaining $6.5 million long-term FHLBC advance acquired in our ABC Bank acquisition, which matures on February 2, 2026, and $18.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $24.5 million as of September 30, 2020, increased $17.8 million from December 31, 2019, and increased $15.6 million from September 30, 2019.

The Company is indebted on senior notes originated in December 2016, totaling $44.3 million, net of deferred issuance costs, as of September 30, 2020.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.40% as of September 30, 2020, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.  The Company also redeemed $32.6 million of trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust I, on March 2, 2020, as noted above.  The cash paid at redemption of $33.0 million included accrued interest of $438,000 on the debentures, and resulted in a payment of $10.13 per preferred share.

Capital

As of September 30, 2020, total stockholders’ equity was $296.3 million, which was an increase of $18.4 million from $277.9 million as of December 31, 2019.  This increase is attributable to an increase in retained earnings of $15.1 million, comprised of net income year to date of $19.8 million, less a reduction to retained earnings of $3.8 million upon the adoption of ASU 2016-13 (CECL) as of January 1, 2020, and payment of $900,000 of dividends to our common stockholders in the nine months ended September 30, 2020. In addition, an increase to accumulated other comprehensive income of $6.5 million was recorded due to a net increase in unrealized gains on available-for-sale securities, net of unrealized losses on swaps. Total stockholders’ equity was reduced by an increase of $4.4 million to our treasury stock year to date 2020, primarily due to repurchases of our common shares pursuant to our stock repurchase program.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to  repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases are anticipated to be funded by our cash on hand.  During the third quarter of 2020, we repurchased 137,756 shares of our common stock at a weighted average price of $8.34 per share pursuant to our stock repurchase program.  To date, we have repurchased 596,411 shares or our common stock at a weighted average price of $7.35 per share, under our stock repurchase program.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2020	2019	2019
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.97%	11.14%	10.89%
Total risk-based capital ratio	10.50%	N/A	14.33%	14.53%	14.34%
Tier 1 risk-based capital ratio	8.50%	N/A	13.08%	13.65%	13.45%
Tier 1 leverage ratio	4.00%	N/A	10.07%	11.93%	11.54%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	14.24%	14.35%	14.83%
Total risk-based capital ratio	10.50%	10.00%	15.49%	15.23%	15.72%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.24%	14.35%	14.83%
Tier 1 leverage ratio	4.00%	5.00%	10.90%	12.50%	12.68%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of September 30, 2020, the capital measures of the Company exclude $5.7 million, which is the Day One impact to retained earnings, and 25% of the $10.4 million increase, net of taxes, in the ACL in the nine months ended September 30, 2020, excluding PCD loans.

As of September 30, 2020, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.54% at December 31, 2019, to 9.96% at September 30, 2020. Our GAAP tangible common equity to tangible assets ratio was 9.32% at September 30, 2020, compared to 9.81% as of December 31, 2019.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.83% at December 31, 2019, to 9.34% at September 30, 2020.

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

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2020		December 31, 2019
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$296,268	$296,268	$277,864	$277,864
Less: Goodwill and intangible assets	20,901	20,901	21,275	21,275
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	459	N/A	534
Adjusted goodwill and intangible assets	20,901	20,442	21,275	20,741
Tangible common equity	$275,367	$275,826	$256,589	$257,123
Tangible assets
Total assets	$2,974,824	$2,974,824	$2,635,545	$2,635,545
Less: Adjusted goodwill and intangible assets	20,901	20,442	21,275	20,741
Tangible assets	$2,953,923	$2,954,382	$2,614,270	$2,614,804

Common equity to total assets	9.96%	9.96%	10.54%	10.54%
Tangible common equity to tangible assets	9.32%	9.34%	9.81%	9.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of September 30, 2020, our cash on hand liquidity totaled $313.1 million, an increase of $262.5 million over cash balances held as of December 31, 2019.

Net cash inflows from operating activities were $16.8 million during the first nine months of 2020, compared with net cash inflows of $37.5 million in the same period of 2019.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of inflows for the first nine months of 2020 and the like period of 2019.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the nine months ended September 30, 2020 and the like period of 2019.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $54.4 million in the nine months ended September 30, 2020, compared to net cash inflows of $74.6 million in the same period in 2019.  In the first nine months of 2020, securities transactions accounted for net inflows of $45.0 million, and the principal change on loans accounted for net outflows of $100.4 million.  In the first nine months of 2019, securities transactions accounted for net inflows of $77.1 million, and net principal on loans funded accounted for net outflows of $2.8 million.  Proceeds from sales of OREO accounted for $3.1 million and $2.6 million in investing cash inflows for the nine months ended September 30, 2020 and 2019, respectively.

Net cash inflows from financing activities in the nine months ended September 30, 2020 were $300.2 million, compared with net cash outflows of $113.3 million in the nine months ended September 30, 2019.   Net deposit inflows in the first nine months of 2020 were

$352.5 million compared to net deposit outflows of $42.1 million in the first nine months of 2019.  Other short-term borrowings had net cash outflows of $42.4 million in the first nine months of 2020, and $65.5 million in the first nine months of 2019.  Changes in securities sold under repurchase agreements accounted for $10.6 million and $2.2 million in net inflows for the nine months ended September 30, 2020 and 2019, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $20.0 million term note cash inflow which was originated to partially fund this trust preferred redemption; $18.0 million of this term note remains outstanding as of September 30, 2020.

Cash and cash equivalents for the nine months ended September 30, 2020, totaled $313.1 million, as compared to $54.0 million as of September 30, 2019.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

In the first quarter of 2020 the Federal Reserve cut the Fed Funds rate three times down to a target range of 0% to 0.25%. Additionally, the Federal Reserve has been aggressively purchasing various assets since March 2020 in an effort to stabilize the economy from the continuing effects of COVID-19. Overall, the Federal Reserve’s balance sheet has increased from about $4.2 trillion in early March 2020 to about $7.1 trillion as of September 30, 2020. The Federal Reserve has indicated that it expects the Fed Funds rate to remain in the 0% to 0.25% range through 2023 and possibly even longer. We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at September 30, 2020, and December 31, 2019, are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2019, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The projected increases in income across all up rate interest rate shock scenarios as of September 30, 2020 were considerably higher than those in December 31, 2019. This was primarily the result of updated assumptions in our asset liability management model associated with an updated deposit decay study, deposit beta study, and loan prepayment study. Additionally, large growth in non-maturity deposits since the beginning of the year also contributed to the increases. However, the September 30, 2020 net interest income sensitivity profile did not materially change from the June 30, 2020 result. The June 30, 2020 and September 30, 2020 percent change in net interest income projected varied by less than 0.5% for all interest rate shock scenarios. The general balance sheet composition of both assets and liabilities changed only modestly during the quarter, which resulted in minimal change to our interest rate risk profile.  Management still considers the current level of interest rate risk to be moderate but intends to continue looking for market opportunities to flatten its interest rate risk profile.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to the low interest rate environment, it was not possible to calculate certain down rate scenarios because rates would fall below zero in all down rate scenarios.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2020
Dollar change	N/M	N/M	N/M	$3,093	$6,099	$11,278
Percent change	N/M	N/M	N/M	3.7%	7.2%	13.4%

December 31, 2019
Dollar change	N/M	$(6,229)	$(2,670)	$993	$2,016	$3,856
Percent change	N/M	(6.6)%	(2.8)%	1.1%	2.1%	4.1%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

We adopted the new guidance under Accounting Standards Update 2016-13, (ASC Topic 326) “Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL, on January 1, 2020.  The Company implemented new accounting processes and procedures, which required us to update our internal controls over accounting for the allowance for credit losses, and the related disclosures under the new guidance.  As a result of the adoption of CECL, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020.  However, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  As of October 20, 2020, 898,415 shares remained available to be repurchased under the Repurchase Program.  Repurchases by the Company under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.   Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time provided that repurchases under the Repurchase Program after October 20, 2021, would require Federal Reserve non-objection or approval.  We are not obligated to repurchase any shares under the Repurchase Program.

The following table presents our stock repurchases for the quarter ended September 30, 2020.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased	per Share	or Programs	the Plans or Programs
July 1, 2020 - July 31, 2020	-	$-	-	1,036,171
August 1, 2020 - August 31, 2020	-	-	-	1,036,171
September 1, 2020 - September 30, 2020	137,756	8.34	596,411	898,415
Total	137,756	$8.34	596,411	898,415

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Amendment to Bylaws

Given the timing of the following amendment, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.03 of Form 8-K, “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” in lieu of filing a Form 8-K.

On November 4, 2020, our board of directors amended and restated our Company’s bylaws (the “Amended Bylaws”), effective immediately.  The Amended Bylaws replace and supersede in their entirety the then existing bylaws of the Company (the “Prior Bylaws”).  Substantive amendments to the Prior Bylaws include:

Stockholder Proposals

Article II, Section 2.4 of the Prior Bylaws generally provided that a stockholder wishing to submit new business at an annual meeting of stockholders must provide a notice of such proposal at least 60 days in advance of the first anniversary date of the previous year’s annual meeting to be considered at the annual meeting.  Article II, Section 2.4 of the Prior Bylaws required certain information to be provided by the stockholder making any such proposal.

Article II, Section 2.4 of the Amended Bylaws require additional information in the stockholder’s notice to the Company with respect to a stockholder proposal (other than a director nomination) for an annual meeting of stockholders, including, among other things, (a) the stockholder’s name and address; (b) information about the stockholder’s stock ownership in the Company and certain interests and relationships; and (c) a description of the business the stockholder desires to bring before the meeting.  In connection with an annual meeting of stockholders, a stockholder generally must submit notice of such stockholder’s intentions to submit a proposal not earlier than 120 days and not later than 90 days prior to the first anniversary of the preceding year’s annual meeting; provide that, if the date of the annual meeting is moved to more than 30 days before or more than 60 days after the anniversary date of the previous year’s meeting, for notice by the stockholder to be timely it must be delivered to us not earlier than 120 days prior to the date of such annual meeting and not later than 90 days prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, then the tenth day following the day on which public announcement of the date of such meeting is first made by the Company.  Article II, Section 2.4 of the Amended Bylaws also eliminated a provision in the Prior Bylaws that allowed a stockholder to make a proposal at any time (including the date of the annual meeting) that would be discussed and considered at the annual meeting but not voted on until the subsequent annual meeting.

Director Nominations

Article II, Section 2.5 of the Prior Bylaws generally provided that a stockholder could nominate candidates for election to the Company’s board of directors if such nominations were made in writing to the Company not less than 60 days nor more than 90 days before the first anniversary of the preceding year’s annual meeting.  Article II, Section 2.5 of the Prior Bylaws also required such stockholder’s notice to include certain information related to each proposed nominee, including (a) such nominee’s name, age, business address and residential address; (b) such nominee’s principal occupation; (c) certain information about the nominee’s stock ownership in the Company; and (d) any other information relating to such nominee that would be required to be disclosed on Schedule 13D pursuant to Regulation 13D-G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and pursuant to Regulation 14A under the Exchange Act.  In addition, the stockholder giving the notice was required to provide their name and address, the name and principal business or residential address of any other beneficial stockholders known by such stockholder to support such nominees, and certain information about the their stock ownership in the Company and any other record or beneficial stockholders known by such stockholder to be supporting such nominee. Article II, Section 2.5 of the Prior Bylaws also included requirements for the Board to provide notice of any failure of a stockholder to satisfy these information requirements and a time period to cure such deficiencies.

Article II, Section 2.5 of the Amended Bylaws has been revised to generally replicate the language in Article X.F of the Company’s Certificate of Incorporation.  Article II, Section 2.5 of the Amended Bylaws generally provides that a stockholder can nominate candidates for election to the Company’s board of directors if such nominations are made in writing to the Company not more than 60 days nor fewer than 14 days before any meeting of the stockholders called for the election of directors.  Each such written nomination must include (a) the name, age, business address and, if known, residence address of each nominee proposed; (b) the principal occupation or employment of each such nominee for the past five years; and (c) the number of shares of stock of the Company beneficially owned by each such nominee and by the nominating stockholder. The Chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with these requirements, and if so determined, the Chairman will declare to the meeting that the defective nomination will be disregarded.

The foregoing description of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended  Bylaws, a copy of which is filed as Exhibit 3.1 to this Form 10-Q and is incorporated herein by reference.

Date of Annual Meeting of Stockholders

We currently anticipate that we will hold our 2021 annual meeting of stockholders (the “2021 Annual Meeting”) on May 18, 2021, which will be more than 30 calendar days before the anniversary date of our 2020 annual meeting of stockholders.  In accordance with Rule 14a-5(f) under the Exchange Act, we are hereby notifying our stockholders that, to be considered for inclusion in our 2021 Annual Meeting proxy material under Rule 14a-8 of the Exchange Act, your proposal must be submitted in writing by December 17, 2020.  If you wish to bring a proposal (other than a director nomination)  before the 2021 Annual Meeting outside of Rule 14a-8 (that will not be included in our proxy materials), you must submit your proposal in writing not later than the close of business on February 17, 2021, but no earlier than the close of business on January 18, 2021. If you wish to nominate a candidate for election to our board of directors at the 2021 Annual Meeting, you must provide written notice of such nomination no later than May 4, 2021, but no earlier than March 19, 2021. You are also advised to review our certificate of incorporation or bylaws, as applicable, which contain additional requirements about advance notice of director nominations and stockholder proposals.  All such notices should be directed, in writing, to our Secretary at 37 South River Street, Aurora, Illinois 60507.

Item 6.  Exhibits

Exhibits:

3.1	Bylaws of Old Second Bancorp, Inc., as amended and restated through November 4, 2020.

10.1

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan, effective November 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2020, and December 31, 2019; (ii) Consolidated Statements of Income for the nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30,  2020 and 2019; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 6, 2020