Form 10-K
period 2020-12-31
OLD SECOND BANCORP INC
filed 2021-03-08
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes◻        No⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes⌧        No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes⌧        No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes◻        No⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224.8 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,125,741 at March 4, 2021.

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

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies, such as the newly adopted credit impairment model for Current Expected Credit Losses, or CECL.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other words with similar meaning. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy;
●	the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks related to future acquisitions, if any, including execution and integration risks;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of CECL, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the new presidential administration and Democratic control of Congress;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

We conduct a full service community banking and trust business through the Bank and its wholly-owned subsidiaries:

●Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals;
●Station I, LLC, which is wholly-owned by the Bank to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers; and
●River Street Advisors, LLC, a wholly-owned subsidiary of the Bank, which was formed in May 2010 to provide investment advisory/management services.

Intercompany transactions and balances are eliminated in consolidation.

We are a full-service banking business offering a broad range of deposit products, trust and wealth management services, and lending services, including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit, lease financing receivables and overdraft checking; safe deposit operations, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. Our lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory, health care and real estate lending, as well as lease financing.  Installment lending includes direct and indirect loans to consumers and commercial customers.

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

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2020, we originated approximately $1.11 billion in loans, and our total loan portfolio grew $104.0 million year over year due primarily to $74.1 million of Paycheck Protection Program (”PPP”) loans outstanding at December 31, 2020, as well as organic originations, net of paydowns.  We originated approximately $453.9 million of residential mortgage loans in 2020, which includes originations of loans held for sale of $384.4 million.  Proceeds from the sales of residential mortgage loans to third parties were $388.5 million in 2020.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2020, commercial real estate loans represented approximately 45.0% (45.0% at year-end 2019) of our loan portfolio, residential mortgages represented approximately 17.8% (20.6% at year-end 2019), general commercial loans represented approximately 20.0% (17.3% at year-end 2019), home equity lines of credit represented 5.0% (6.4% at year-end 2019), construction lending represented approximately 4.8% (3.6% at year-end 2019), leases represented approximately 7.0% (6.2% at year-end 2019), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2019).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline, which led to favorable results in 2020.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2019, we enhanced our commercial lending team with new hires specializing in health care and professional services, bringing additional expertise to our developing presence in the Chicago metropolitan market, which led to continued growth in 2020, specifically in health care lending.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, a Treasury constant maturity index, or LIBOR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to those sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Lease Financing Receivables. We continued growth of our lease portfolio in 2020 with organic lease originations. The collateral for lease financing receivables primarily includes construction and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  While management has been actively working to reduce our concentration in real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2020, approximately $333.1 million, or 36.3% (39.9%, at year-end 2019) of the total commercial real estate loan portfolio of $915.1 million consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.   Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  We seek to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with our borrowers.  In most cases, we have collateralized these loans and/or have taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  Our construction and development portfolio increased from $69.6 million at December 31, 2019, to $98.5 million at December 31, 2020.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released.  We experienced significant growth in residential mortgage purchase activity in 2020, as falling interest rates resulted in an increase in volume and mixture of both refinance and purchase financing opportunities.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs acquired in 2017 and 2018.  We experienced a decline in our home equity lending in 2020, as HELOC payoffs were accelerated on both the organic and purchased portfolios held.

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

Human Capital Resources

Our business is relationship-driven, and we believe that our continued growth and future success will depend in large part on the quality of service provided by our employees.  Accordingly, we seek to attract, develop and retain employees who can drive our financial and strategic growth objectives and build long-term stockholder value. We respect, value and invite diversity in our team members, customers, suppliers, marketplace, and community.

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with the average length of service for our employees at over ten years, with 28% of our employees having at least 15 years of services, as of December 31, 2020. We believe that employee development and retention starts with relationships, both among employees and with the communities we serve.  Our “O2 Cares Committee,” led by three members of our executive management team, provides oversight and direction to various subcommittees to ensure our corporate priorities of community outreach and employee support are achieved. These subcommittees include the Women’s Resource Group, Community Service Collaboration, Executive Spotlight, Employee Appreciation and Relationship Events. Each subcommittee has a specific mandate related to serving our communities, elevating our employees, building trust and relationships, and creating a culture of support and respect. In 2020, we also initiated a management development program that provided 40 employees with the opportunity to participate in a Management Development Workshop Series that included over ten hours of structured content curated to cover topics critical to management development.  We believe these programs improve job satisfaction, retention and advancement.

The health, safety and well-being of our employees, customers and communities is a top priority.  The COVID-19 pandemic presented challenges to maintain employee and customer safety, while continuing to be open for business.  In March 2020, as part of our efforts to exercise social distancing, we closed all of our banking lobbies (other than by appointment) and conducted most of our business through drive-thru tellers and through electronic and online means.  At this time, our lobbies have been reopened, but we continue to encourage customers to use electronic and online means to conduct their banking activity, and we are following social distancing and personal protective protocols as directed by the Center for Disease Control and Prevention.  In addition, a significant percentage of our workforce has been working from home since mid-March 2020, and we expect this to continue through the second quarter of 2021, or until vaccines are widely available.  In response to the pandemic, we are also monitoring employee morale and stress levels, developing new paid leave practices and providing personal protective equipment.

At December 31, 2020, we employed 533 full-time equivalent employees.

Available Information

We maintain a corporate website at https://www.oldsecond.com.  We make available free of charge on or through our website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of our policies, committee charters and other investor information including our Code of Business Conduct and Ethics are available on our website.  No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company’s reports, proxy and informational statements and other information regarding the Company are also available free of charge on the SEC’s website (https://www.sec.gov).  We will also provide copies of our filings free of charge upon written request to: Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).    In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the CARES Act and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

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

Recent Regulatory Developments

The Cares Act and Initiatives Related to COVID-19.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, we continue to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.  Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mid-size businesses, nonprofit organizations, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (the “MSLP”) to implement certain of these recommendations. The MSLP supported lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP, which expired on January 8, 2021, operated through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. As of December 31, 2020, we had participated in the origination of two loans under the MSLP, which resulted in $305,000 outstanding as of year end .

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

Basel III Capital Standards. Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company was considered a “small bank holding company” as of December 31, 2020.  If we have total assets in excess of $3.0 billion as of June 30, 2021, we will no longer be considered a small bank holding company in March of 2022.  More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Specifically, the Bank (and the Company, if it is no longer a small bank holding company) is required to maintain the following minimum capital levels:

●	a common equity Tier 1 (“CET1”), risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing.  As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2020, the capital measures of the Company exclude $5.7 million, which is the Day One impact to retained earnings, and 25% of the $10.4 million increase, net of taxes, in the allowance for credit losses in the twelve months ended December 31, 2020, excluding purchased credit deteriorated loans.

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

Under the capital regulations of the OCC, in order to be well-capitalized, a banking organization must maintain:

●	A CET1 ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8%;
●	A ratio of Total Capital to total risk-weighted assets of 10%; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elected to use the new community bank leverage ratio framework and that maintained a leverage ratio of greater than 9% were considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2020, we had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved.

In addition, the BHCA prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

Capital Requirements.  The Federal Reserve imposes certain capital requirements on a bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described above under “Regulatory Emphasis on Capital.”  However, because the Company qualified as a small bank holding company at December 31, 2020, these capital requirements did not apply to the Company in 2020. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Regulation and Supervision of the Bank—Dividend Payments.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Exchange Act.  Consequently, the Company is subject to the reporting, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The reserve ratio is the DIF balance divided by estimated insured deposits.  The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% on September 30, 2018.  Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (2) banks with assets of less than $10 billion, such as us, received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, which were applied when the reserve ratio was at or above 1.38%.  These assessment credits started with the June 30, 2019, assessment invoiced in September 2019 and were fully used by March 31, 2020.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2020, the Bank paid supervisory assessments to the OCC totaling $423,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Liquidity Requirements.  Liquidity is a measure of the ability and ease with which bank assets may be converted to cash.  Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations.  To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the 2008 global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario.  The other test, known as the Net Stable Funding Ratio (“NSFR”) is designed to promote more medium and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon.  These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  This temporary relief will apply until January 1, 2022, unless amended or extended, while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

Transaction Account Reserves.  Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16.9 million to $127.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 3% up to $127.5 million plus 10% of the aggregate amount of total transaction accounts in excess of $127.5 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

On May 20, 2020, the OCC issued a final rule to “strengthen and modernize” its existing CRA framework.  The rule is designed to increase CRA-related lending, investment and services in low- and moderate-income communities where there is a more significant need for credit and also a greater need to have access to banking services. The rule is effective October 1, 2020, and national banks must comply with the rule by October 1, 2020, January 1, 2023, or January 1, 2024, as applicable.

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

Based on the Bank’s loan portfolio as of December 31, 2020, concentrations in commercial real estate did not exceed the 300% guideline for non-owner occupied commercial real estate loans, or the 100% guideline for construction and development loans.

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

Consumer Protection Regulations.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
●	the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
●	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
●	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and
●	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

The deposit operations of the Bank are also subject to federal laws, such as:

●	the Federal Deposit Insurance Act (FDIA), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

COVID-19 and Economic-Related Risks

The global COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate effect of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain.

The global COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business and school closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business, financial condition and results of operations, and may continue to do so in the future.  The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The COVID-19 pandemic, and related efforts to contain it, have also caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility.

Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections.  The COVID-19 pandemic may subject us to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•	because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;
•	our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;
•	if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;
•	the net worth and liquidity of borrowers and loan guarantors may decline, impairing their ability to honor commitments to us;
•	as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•	deposits could decline if customers need to draw on available balances as a result of the economic downturn;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	the borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit;
•	we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;
•	we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and
•	as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

The COVID-19 pandemic has resulted in a higher allowance for credit losses (“ACL”) determined in accordance with the Current Expected Credit Loss, or CECL standard, and may result in increased volatility and further increases in our allowance for credit losses.

The measure of our ACL is dependent on the adoption and interpretation of applicable accounting standards.  The Financial Accounting Standards Board issued a new credit impairment model, the Current Expected Credit Loss, or CECL standard, which has become effective and was adopted by us in the first quarter of 2020.  Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan.  This initial measurement took place as of January 1, 2020, at the time of our adoption of CECL, and measurements occurred periodically thereafter.  The adoption of the CECL model has materially affected how we determine our ACL and, combined with the effects of the COVID-19 pandemic, required us to significantly increase our allowance during 2020.  As of the date of adoption, the allowance for credit losses on loans increased $5.9 million, and the allowance for unfunded commitments increased by approximately $1.7 million, resulting in a corresponding $2.5 million increase to loans for the reclassified credit-related component of purchase credit deteriorated (“PCD”) loans and a $3.8 million decrease in retained earnings, net of an adjustment to deferred tax assets of $1.4 million.  Provision expense of $10.4 million was recorded during 2020, comprised of $9.2 million for the provision for credit losses on loans, and $1.2 million for the provision for credit losses on unfunded commitments.

The CECL model is anticipated to create more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied prior to 2020 in determining our allowance. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard.  The potentially material effects of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, may result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the

United States as a whole.  Unlike larger financial institutions that are more geographically diversified, our banking franchise is concentrated in Aurora, Illinois, and its surrounding communities, as well as Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  In addition, the State of Illinois continues to experience severe fiscal challenges, which could result in future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, all of which could have a material adverse effect on our financial condition and results of operations.

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio, and a reduction in assets under management or administration. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); state or local government insolvency; or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic.  Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession.  In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and a potential resurgence of economic and political tensions with China that may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Credit and Interest Rate Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  This risk has been and may be further exacerbated by the effects of the COVID-19 pandemic.  In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income.  Our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for credit losses, or ACL, and fair value adjustments with respect to acquired loans, may be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

Our success depends significantly on the quality of our assets, particularly loans.  Like other financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral.  As a result, we may experience significant loan, lease or commitment credit losses that may have a material adverse effect on our operating results and financial condition.

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The level of the ACL is inherently subjective and is dependent upon a variety of factors beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  We expect economic uncertainty to continue into 2021, which may result in a significant increase to our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

The application of the purchase method of accounting in any future acquisitions will impact our ACL.  Under the purchase method of accounting, all acquired loans are recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related ACL is eliminated because credit quality, among other factors, is considered in the determination of fair value.  To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

Our loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $1.48 billion, or approximately 72.5%, of our loan portfolio at December 31, 2020, compared to $1.46 billion, or approximately 75.4%, at December 31, 2019.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2020, our outstanding commercial real estate loans, including owner occupied real estate, and undrawn commercial real estate commitments were equal to 274.1% of our Tier 1 capital plus allowance for loan and lease losses, which is under our policy limit and regulatory guidance of 300%.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25%, and the Federal Reserve has indicated it expects rates to remain within this range through 2023 and possibly longer. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and restructured loans still accruing interest), were $23.0 million at December 31, 2020, an increase of 45.4%, compared to $15.8 million at December 31, 2019. Other real estate owned, or OREO, totaled $2.5 million at December 31, 2020, a decreased of 50.6%, compared to $5.0 million at December 31, 2019.  In 2019, we did not consider our purchased credit impaired loans, or PCI loans, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection, because we recognized interest income on these loans through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management excluded PCI loans from nonperforming assets for 2019. After the adoption of CECL as of January 1, 2020, the credit adjustment outstanding on PCI loans was reclassified to the allowance for credit losses, and PCI loans became purchase credit deteriorated, or PCD loans; all PCD loans are now included within each relevant loan type and are not separately reported as PCI loans, because such loans are now included within the Company’s nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

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

Operational Risks

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

If we are unable to offer our key management personnel long-term incentive compensation, including options, restricted stock, and restricted stock units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

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

In the future, we may seek stockholder approval to adopt or amend equity compensation plans so that we may issue additional equity awards to management in order for the equity component of our compensation packages to remain competitive in the industry. Stockholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. These advisors influence certain shareholder votes regarding approval of a company’s request for approval of new equity compensation plans. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro-economic conditions that can change year to year. The variables used by stockholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to adopt or amend equity plans in the future. If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including stock options, restricted stock or restricted stock units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

We depend on outside third parties for the processing and handling of our records and data.

We rely on software developed by third party vendors to process various Company transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf at a location under the control of the third party.  These systems include, but are not limited to, core data processing, payroll, loan origination, wealth management record keeping, and securities portfolio management.  While we perform a review of controls instituted by the vendor over these programs in accordance with industry standards and institute our own user controls, we must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, we create backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  A disruption or breach of security may ultimately have a material adverse effect on our financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to regulatory requirements and attention.

We regularly use third party vendors as part of our business.  We also have substantial ongoing business relationships with other third parties.  These types of third party relationships are subject to demanding regulatory requirements and attention by our federal bank regulators.  Recent regulation requires us to enhance our due diligence, risk assessment, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships.  We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships.  As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

Privacy and Technology-Related Risks

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites.  We operate in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber-incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from the Federal Financial Institutions Examination Council, we have identified security risks and employ risk mitigation controls.  Following a layered security approach, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity. We expect that we will spend additional time and will incur additional costs going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant-acquiring banks, payment processors, payment card networks and their processors.  Some of these parties have in the past been the target of security breaches and cyber-attacks. Because these third parties and related environments such as the point-of-sale are not under our direct control, future security breaches or cyber-attacks affecting any of these third parties could impact us and in some cases we may have exposure and suffer losses for breaches or attacks.  We offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace.  Offering such protection exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operation.  Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.  To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected which may have a material adverse effect on our business, financial condition or results of operations.

Growth and Strategic Risks

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

Management of Growth.    We may be unable to successfully:

●	maintain loan quality in the context of significant loan growth;
●	identify and expand into suitable markets;
●	obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or regulatory approvals may be delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;
●	retain employees and customers of the Company or the businesses that we acquire or merge with;
●	attract sufficient deposits and capital to fund anticipated loan growth;
●	maintain adequate common equity and regulatory capital;
●	avoid diversion or disruption of our management and existing operations as well as those of the acquired or merged institution;
●	maintain adequate management personnel and systems to oversee such growth;
●	maintain adequate internal audit, risk management, loan review and compliance functions; and
●	implement additional policies, procedures and operating systems required to support such growth.

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

Industry-Related Risks

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

We have substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and we are preparing to transition away from the widespread use of LIBOR to alternative rates. During the fourth quarter of 2019, we began the process of incorporating fallback language in legacy LIBOR-based commercial loans, and we plan to begin indexing new retail adjustable rate mortgages to SOFR in the second quarter of 2021. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

Legal, Accounting, Regulatory and Compliance Risks

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the PATRIOT Act, and other laws and regulations require financial institutions, among our other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate.  The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service.  There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations.  If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

A more detailed description of the primary federal banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  Since the 2008 financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change.  In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate.  The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, SEC, and the Treasury Department. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. Of note, promptly after taking office,

President Biden issued an Executive Order instituting a “freeze” of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results of operations.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include the allowance for credit losses and fair value methodologies.  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the ACL or sustain loan losses that are significantly higher than the reserve provided, reduce the carrying value of an asset measured at fair value, or significantly increase liabilities measured at fair value.  Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

On March 27, 2020, President Trump signed the CARES Act, which created a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP commenced on April 3, 2020, and was available to qualified borrowers through August 8, 2020, and an additional stimulus package was approved on December 28, 2020, authorizing an additional $284.5 billion of PPP funds.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation.  In addition, litigation can be costly, regardless of outcome.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions.  The Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2020, we had net deferred tax assets of $8.1 million, which included no remaining federal net operating loss carryforward.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Capital and Liquidity Risks

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2020, the Bank experienced ample liquidity due to customer deposits received related to federal stimulus programs responding to the COVID-19 pandemic, as well as funds received as PPP loans were forgiven, and short-term borrowing facilities were not required to be significantly utilized. However, if funds were needed, we could seek to secure liquidity under the advance program provided under terms offered by the FHLBC.  If we are unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to an Investment in Our Common Stock

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

Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors.  We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.  Finally, our ability to pay dividends to our stockholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. See Part II, Item 5. “Dividends.”

The trading volumes in our common stock may not provide adequate liquidity for investors.

Shares of our common stock are listed on the NASDAQ Global Select Market; however, the average daily trading volume in our common stock is less than that of larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock.

The trading price of our common stock may be subject to continued significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

●	actual or anticipated quarterly fluctuations in our operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to further credit losses on loans or unfunded commitments we may incur;
●	announcements regarding significant transactions in which we may engage;
●	market assessments regarding such transactions;
●	changes or perceived changes in our operations or business prospects;
●	legislative or regulatory changes affecting our industry generally or our businesses and operations;
●	a weakening of general market and economic conditions, particularly with respect to economic conditions in Illinois;
●	the operating and share price performance of companies that investors consider to be comparable to us;
●	future offerings by us of debt, preferred stock or trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
●	actions of our current stockholders, including future sales of common stock by existing stockholders and our directors and executive officers; and
●	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

Shares of our common stock are subject to dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock up to the number of shares authorized in our Certificate of Incorporation.  We may issue additional shares of our common stock (or securities convertible into common stock) in the future for a number of reasons, including to finance our operations and business strategy (including mergers and acquisitions), to adjust our ratio of debt to equity, to address regulatory capital concerns, or to satisfy our obligations upon the exercise of outstanding stock awards.  We may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash.  If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Certain banking laws and our governing documents may have an anti-takeover effect and may make it difficult and expensive to remove current management.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. In addition, certain provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of the Company, even if such event was perceived by you to be beneficial to your interests. These include, among others, (a) provisions that empower our board of directors, without stockholder approval, to issue preferred stock, the terms of which, including voting power, are set by the board of directors, (b) we have a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board, and (c) the approval of certain business combinations require the affirmative vote of at least 75% of our outstanding shares of common stock. The combination of these laws and provisions in our certificate of incorporation may inhibit certain business combinations, including a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions in our certificate of incorporation could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 29 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 26 of our properties and lease three of our locations.  Our three leased locations are under agreement through March 31, 2021, March 1, 2022, and June 30, 2030.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2020, we had 815 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2020 and 2019.

	2020			2019
	High	Low	Dividend	High	Low	Dividend
First quarter	$13.33	$6.09	$0.01	$14.80	$12.01	$0.01
Second quarter	9.18	5.96	0.01	13.64	11.43	0.01
Third quarter	8.97	6.95	0.01	13.60	11.24	0.01
Fourth quarter	10.78	7.38	0.01	13.77	11.72	0.01

Dividends

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

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020.  However, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  As of December 31, 2020, 775,553 shares remained available to be repurchased under the Repurchase Program.  Repurchases by the Company under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

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

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased (a)	per Share (b)	or Programs (c)(1)	the Plans or Programs (d)
October 1, 2020 - October 31, 2020	58,486	$9.06	58,486	839,929
November 1, 2020 - November 30, 2020	64,376	9.13	64,376	775,553
December 1, 2020 - December 31, 2020	-	-	.	775,553
Total	122,862	$9.10	122,862	775,553

(1)	We publicly announced the extension of our Repurchase Program, which will expire on October 20, 2021 unless further extended as described above, in our Current Report on Form 8-K filed on October 21, 2020, and 898,415 shares remained available for repurchase under the Repurchase Program as of October 20, 2020.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2015, and ending December 31, 2020, a comparison of cumulative total returns for the Company, S&P 500 and the SNL U.S. Bank NASDAQ.  The information assumes that $100 was invested at the closing price at December 31, 2015, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2015	12/30/2016	12/31/2017	12/31/2018	12/31/2019	12/30/2020
Old Second Bancorp, Inc.	100.00	141.51	175.39	167.50	174.10	131.10
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2020	2019	2018	2017	2016
Balance sheet items at year-end
Total assets	$3,040,837	$2,635,545	$2,676,003	$2,383,429	$2,251,188
Total earning assets	2,859,154	2,444,974	2,471,328	2,191,685	2,037,012
Average assets	2,860,770	2,623,443	2,547,806	2,318,798	2,142,748
Loans, gross	2,034,851	1,930,812	1,897,027	1,617,622	1,478,809
Allowance for credit losses on loans	33,855	19,789	19,006	17,461	16,158
Deposits	2,537,073	2,126,749	2,116,673	1,922,925	1,866,785
Securities sold under agreement to repurchase	66,980	48,693	46,632	29,918	25,715
Other short-term borrowings	-	48,500	149,500	115,000	70,000
Junior subordinated debentures	25,773	57,734	57,686	57,639	57,591
Senior notes	44,375	44,270	44,158	44,058	43,998
Notes payable and other borrowings	23,393	6,673	15,379	-	-
Stockholders’ equity	307,087	277,864	229,081	200,350	175,210

Results of operations for the year ended
Interest and dividend income	$104,215	$115,594	$107,617	$87,505	$73,379
Interest expense	12,464	18,835	16,678	12,626	9,938
Net interest and dividend income	91,751	96,759	90,939	74,879	63,441
Provision for credit losses	10,413	1,600	1,228	1,800	750
Noninterest income	37,487	35,800	31,353	30,372	28,574
Noninterest expense	81,417	79,102	77,128	69,149	66,761
Income before taxes	37,408	51,857	43,936	34,302	24,504
Provision for income taxes	9,583	12,402	9,924	19,164	8,820
Net income available to common stockholders	$27,825	$39,455	$34,012	$15,138	$15,684

Performance ratio
Return on average total assets	0.97%	1.50%	1.33%	0.65%	0.73%
Return on average equity	9.67	15.37	16.08	7.89	9.43
Average equity to average assets	10.06	9.78	8.30	8.28	7.76
Dividend payout ratio	4.26	3.03	3.51	7.84	5.66

Per share data
Basic earnings	$0.94	$1.32	$1.14	$0.51	$0.53
Diluted earnings	0.92	1.30	1.12	0.50	0.53
Common book value per share	10.47	9.28	7.70	6.76	5.93
Weighted average diluted shares outstanding	30,174,072	30,416,348	30,308,935	30,038,417	29,838,931
Weighted average basic shares outstanding	29,623,333	29,891,046	29,728,308	29,600,702	29,532,510
Shares outstanding at year-end	29,328,723	29,931,809	29,763,078	29,627,086	29,556,216

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.66%	1.02%	1.00%	1.08%	1.09%
Provision for credit losses on loans to total loans	0.45%	0.08%	0.06%	0.11%	0.05%
Net loans charged-off to average total loans	0.05%	0.04%	(0.02)%	0.03%	0.07%
Nonaccrual loans to total loans at end of the year	1.09%	0.64%	0.72%	0.89%	1.03%
Nonperforming assets to total assets at end of the year	0.84%	0.79%	0.88%	1.01%	1.24%
Allowance for credit losses on loans to nonaccrual loans	151.95%	159.18%	138.32%	121.36%	105.73%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2020				2019
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$26,006	$25,046	$25,712	$27,451	$27,668	$29,444	$29,586	$28,896
Interest expense	2,129	2,537	3,005	4,793	4,479	4,664	4,832	4,860
Net interest income	23,877	22,509	22,707	22,658	23,189	24,780	24,754	24,036
Provision for credit losses	-	300	2,129	7,984	150	550	450	450
Securities gains, net	-	(1)	-	(24)	35	3,463	986	27
Income (loss) before taxes	11,409	13,628	12,377	(6)	12,453	16,209	12,321	10,874
Net income	8,047	10,265	9,238	275	9,536	12,173	9,278	8,468
Basic earnings per share	0.27	0.35	0.31	0.01	0.32	0.41	0.31	0.28
Diluted earnings per share	0.27	0.34	0.31	0.01	0.31	0.40	0.31	0.28
Dividends paid per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2020, 2019 and 2018, and financial condition at December 31, 2020 and 2019, and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets.  Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of our clients.  The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time, although bond yields have recently begun to rise, nearing where they were before the pandemic in February 2020. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations.  For instance, the pandemic has had negative effects on our interest income, ACL, and certain transaction-based line items of noninterest income.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

In response to the pandemic, we have taken a number of steps to protect our employees, customers and communities.  In March 2020, as part of our efforts to exercise social distancing, we closed all of our banking lobbies (other than by appointment) and conducted most of our business through drive-thru tellers and through electronic and online means.  At this time, our lobbies have been reopened, but we encourage customers to use drive-thru or electronic means to conduct their banking, and are following social distancing and personal protective protocols as directed by the Center for Disease Control and Prevention.  In addition, a majority of our workforce has been working from home since mid-March 2020, and we expect this to continue through at least the first quarter of 2021, or until vaccines are more widely available.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  To date, the COVID-19 pandemic has not significantly impacted the health of the overall real estate industry in our markets, which have reflected relative stability over the past three years. In addition, we have not experienced significant incurred losses on loans or received communications from our borrowers that significant losses were imminent. While management does not currently expect the next year to result in the precipitous decline in the value of certain real estate assets similar to the declines seen in 2009 to 2010, our forecast includes assumptions for certain loss scenarios that may occur due to the exhaustion of federal stimulus funds or a decrease in market valuations.  Accordingly, in 2020, we determined it prudent to increase our provision for credit losses in anticipation of continued market risk and uncertainty at this time.  Our provision for credit losses was $10.4 million for the year ended December 31, 2020, which was unchanged from the quarter ended September 30, 2020.  Our allowance for credit losses increased $14.1 million during 2020, which was impacted by both our adoption of the new CECL methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions.  Although we did not record additional provision for credit losses in the fourth quarter of 2020, we continue to monitor the impact of COVID-19, as periods ending after December 31, 2020 may also be materially impacted by the COVID-19 pandemic.

We also adjust our investment securities portfolio to fair value each period end and review for any impairment that would require a provision for credit losses.  At this time, we have determined there is no need for a provision for credit losses related to our investment securities portfolio.  Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments in the future on the securities we hold as well as experience reductions in other comprehensive income.  We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

As of December 31, 2020, we had $18.6 million of goodwill.  As of March 31, June 30, and September 30, 2020, we considered whether a quantitative assessment of our goodwill was required because of the significant economic disruption caused by the COVID-19 pandemic, but ultimately determined that a quantitative assessment was not required at those period ends.  At November 30, 2020, we performed our recurring annual review for any goodwill impairment.  At the end of each of these periods, we determined no goodwill impairment existed.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During 2020, we executed 499 of these deferrals on loan balances of $231.3 million.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of December 31, 2020, 448 loans previously in deferral status, representing loan balances of $198.6 million, had resumed payments or paid off, and 51 loans totaling $32.7 million remained in active deferral status, of which only $4.4 million were in nonaccrual status.  We also suspended late fees for consumer loans through June 30, 2020, and, although consumer late fees have been reinstated, we will continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  In addition, we paused new foreclosure and repossession actions through December 31, 2020, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We are also participating in the CARES Act. During 2020, as part of the “first round” of the SBA PPP program, we processed 746 PPP loan applications, representing a total of $136.7 million.  In early October, we started the application process for PPP loan forgiveness, and expect this process to continue through the first quarter of 2021, with funds to be received from the SBA for the forgiven loans well into the second quarter of 2021.  In addition, as of December 31, 2020, we had originated two loans for $305,000 under the Main Street Lending Program.  We recorded $2.4 million of net fee income on PPP loans in 2020, and as of December 31, 2020, unearned net fee income on PPP loans totaled $420,000.  Finally, with the governmental authorization of the “second round” of the SBA PPP in late 2020, we are now originating additional PPP loans, and anticipate filing for forgiveness of these loans with the SBA in the latter half of 2021.

Capital and Liquidity

As of December 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic.  For instance, as customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

We have developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management continues to communicate each week in structured meetings with key staff to ensure all current events related to the COVID-19 pandemic, such as; federal government stimulus check receipt, PPP loan fundings and the forgiveness application process, are managed appropriately.

Financial overview

In 2020, we recorded net income of $27.8 million, or $0.92 per fully diluted share, which compares with $39.5 million, or $1.30 per fully diluted share, in 2019, and $34.0 million, or $1.12 per fully diluted share, in 2018.  Our basic earnings per share for the periods presented were $0.94 in 2020, $1.32 in 2019 and $1.14 in 2018.  Our 2020 net income decreased primarily due to $10.4 million of provision for credit losses recorded in 2020, compared to a provision for loan and lease losses of $1.6 million in 2019 and $1.2 million in 2018.  The increase in provision expense in 2020 was primarily driven by the COVID-19 pandemic and market interest rate reductions, and the adoption of the CECL methodology, which requires provision to be recorded based on future expected credit losses, as compared to the prior methodology of provision expense based on historically incurred losses.  Net loan charge-offs were $979,000 in 2020 and $817,000 in 2019, compared to net loan recoveries of $317,000 in 2018.  The reduction of interest rates by the Federal Reserve in 2020 also impacted our net interest income, which decreased $5.0 million in 2020 compared to 2019, but increased $812,000 over 2018, due primarily to higher volumes on earning assets and decreases in the cost of funds.  Our 2020 net income was favorably impacted by $10.0 million of growth in our residential mortgage banking revenues, compared to 2019, and $9.4 million of growth, compared to 2018.  The low interest rate environment in 2020 resulted in a significant increase in mortgage loan refinancing and new mortgage originations.

Net interest and dividend income decreased $5.0 million, or 5.2%, for 2020 compared to 2019.  Average loans, including loans held-for-sale, increased $122.0 million, or 6.4%, in 2020 compared to 2019.  Contributing to this growth was average PPP loans of $83.3 million in 2020, as well as organic loan growth in our commercial, leases, construction, and commercial real estate-investor loan portfolios.  Offsetting our loan growth in 2020, compared to 2019, was an 88 basis point decrease in average rates earned on interest earning assets.  Average interest bearing deposits increased $78.8 million, or 5.4%, for 2020 compared to 2019, while average deposit rates decreased 23 basis points over the same period.  The decrease in rates was primarily due to the falling interest rate environment in 2020, due to the Federal Reserve rate reductions in March 2020, and deposit accounts repricing to the lower rates as the year progressed, which impacted all interest-bearing deposit categories.  Average noninterest bearing deposits increased by $181.8 million, or 27.9%, from 2019 to 2020, as a result of commercial demand deposit growth which correlated with federal stimulus funds received due to COVID-19 and the CARES Act, as well as growth in our commercial, leases, construction, and commercial real estate loans.

Net interest and dividend income increased $5.8 million, or 6.4%, for 2019 compared to 2018.  Average loans, including loans held-for-sale, increased $118.9 million, or 6.7%, in 2019 compared to 2018, resulting from organic loan growth in our commercial, leases, and commercial real estate loan portfolios.  Average interest bearing deposits decreased $17.1 million, or 1.2%, for 2019 compared to 2018, while average rates increased 12 basis points.  This increase in rates was primarily due to the rising interest rate environment in the first half of 2019 compared to 2018, which impacted interest rates on all interest-bearing deposit categories.  Average noninterest bearing deposits increased by $41.6 million, or 6.8%, from 2018 to 2019, a result of commercial demand deposit growth which correlated with growth in our commercial, leases and commercial real estate loans.

We continued to reposition our balance sheet in 2020 to provide appropriate funding for loan growth, ensure adequate liquidity during the COVID-19 pandemic, reduce asset quality risk, and decrease our cost of funds through organic deposit growth.  In 2020, our available-for-sale securities portfolio increased $11.5 million, compared to 2019, primarily from purchases in the fourth quarter of 2020 of short duration, high credit quality bonds, net of securities paydowns and calls, to utilize a portion of our excess liquidity on hand.  In 2019, our available-for-sale securities portfolio decreased $56.6 million, compared to 2018, primarily from sales in the third quarter of 2019 due to interest rate reductions and the tightening of credit spreads, which resulted in a $1.2 million decrease to interest income for 2019, compared to 2018.  Net securities losses of $25,000 were recorded in 2020, compared to net securities gains of $4.5 million and $360,000 recorded in 2019 and 2018, respectively, related to sales and calls during those years.  Average interest bearing liabilities increased $10.8 million, to $1.70 billion in 2020 from $1.69 billion in 2019, as funding needs in 2020 were also met by an increase in average noninterest bearing deposits year over year.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2020, we experienced loan growth of $104.0 million, or 5.4%, over 2019.  The growth was driven by PPP loan originations, which totaled $74.1 million as of year end 2020, as well as an active commercial lending team in new and existing markets, and the continued development of a lease lending team.  Asset quality levels have remained steady over the last few years in comparison to total loans, as nonperforming assets, increased to $25.5 million for 2020, compared to $20.9 million for 2019 and $23.5 million for 2018.  We also continued to take steps to control operating expenses and increase net income.  A decline in other real estate owned holdings of $2.5 million in 2020 resulted in an increase of $228,000 in net other real estate owned expenses for 2020 compared to 2019, and a decline in other real estate owned holdings of $2.2 million in 2019 compared to 2018 resulted in a minimal increase of $27,000 in the like period.  As we focused on reducing all noninterest expenses, we were able to maintain our profitable wealth management business and secondary residential real estate originations and sales as important sources of noninterest income.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.  Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

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

Allowance for credit losses

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

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this annual report for a discussion of our Allowance for Credit Losses.

As a result of management’s modeling, an allowance for credit losses on loans totaling $33.9 million was recorded as of December 31, 2020; in addition, an allowance for credit losses on unfunded commitments of $3.0 million was recorded as of December 31, 2020, within other liabilities.  There was no allowance for credit losses on securities determined to be required per management’s review at year end 2020.  A provision for credit losses of $10.4 million was recorded in 2020, comprised of a $9.2 million provision for credit losses on loans and a $1.2 million provision for credit losses on unfunded commitments, compared to $1.6 million and $1.2 million of loan and lease loss provision recorded in 2019 and 2018, respectively.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

Fair Value Measurements

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

In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available.  If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.  Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  In 2018, we adopted ASU 2016-01, which, among other topics addressed, required business entities to use the exit price notion, as defined in ASC 820, for the measurement of the fair value of financial instruments.  Adoption of this standard resulted in our use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures.  See Note 16 “Fair Value Measurements” and Note 17 “Fair Values of Financial Instruments,” to the consolidated financial statements which include information about the extent to which fair value is used to measure assets and liabilities, and the valuation methodologies and key inputs used for further information regarding the valuation processes.

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

Results of operations

Net interest income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  Our asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions.  This process is discussed in more detail in the section entitled “Interest rate risk” in “Quantitative and Qualitative Disclosures about Market Rate Risk.”

Our net interest income decreased $5.0 million, or 5.2%, to $91.8 million for 2020, from $96.8 million for 2019.  The decrease in 2020 was primarily driven by the reduction in market interest rates on loans and securities, and was partially offset by decreases in interest rates on deposits and reductions in short and long-term borrowings.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 3.43% for the year ended 2020, compared to 3.98% for the year ended 2019, a decrease of 55 basis points.  Our net interest margin on a taxable equivalent (TE) basis, was 3.48% for the year ended 2020, compared to 4.06% for the year ended 2019, a decrease of 58 basis points.  Although average interest earning assets increased $241.3 million during 2020, the market rate reductions were more impactful than the volume growth of lower yielding assets.  The decrease in interest expense in 2020 compared to 2019 was due primarily to lower rates paid on all interest bearing deposits, as well as a reduction of our short-term funding needs, as our excess liquidity on hand allowed us to utilize minimal short-term borrowings for the majority of 2020.

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

Our average earning assets increased $241.3 million, or 9.9%, to $2.67 billion in 2020, from $2.43 billion in 2019.  The increase was primarily attributable to growth in our interest earning assets with financial institutions of $158.7 million stemming from federal stimulus funds received, as well as an increase in our loan portfolio, primarily due to PPP loans originated, in addition to organic commercial, lease financing, construction, and commercial real estate loan growth.   Our average earning assets increased $81.5 million, or 3.5%, to $2.43 billion in 2019, from $2.35 billion in 2018.  The increase was primarily attributable to a full year of average impact of our April 2018 acquisition of ABC Bank, as well as organic commercial, lease financing, and commercial real estate loan growth.

Our average interest bearing liabilities increased $10.8 million, or 0.6%, from $1.69 billion in 2019 to $1.70 billion in 2020, due primarily to an increase in all deposit categories, excluding time deposits.  Deposit growth was driven by federal stimulus funds received by depositors, as well as growth in commercial deposit accounts stemming from new commercial loans.  Our other short-term borrowings declined due to our excess liquidity on hand, while our average junior subordinated debentures decreased due to our March 2020 redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures totaling $32.6 million. Our average interest bearing liabilities decreased $17.3 million, or 1.0%, from $1.71 billion in 2018 to $1.69 billion in 2019, due primarily to a reduction in average NOW, money market, savings and time deposits, as well as growth in commercial demand deposit accounts commensurate with growth in our commercial loan clients, and a modest increase in short-term borrowings used to fund loan growth.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	2020			2019			2018
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$180,439	$258	0.14	$21,783	$459	2.11	$17,540	$334	1.90
Securities:
Taxable	265,312	6,773	2.55	253,260	9,256	3.65	268,791	9,577	3.56
Non-taxable (TE)[1]	199,386	6,926	3.47	249,976	9,399	3.76	277,555	10,558	3.80
Total securities (TE)[1]	464,698	13,699	2.95	503,236	18,655	3.71	546,346	20,135	3.69
Dividends from FHLBC and FRBC	9,917	484	4.88	10,730	602	5.61	9,305	469	5.04
Loans and loans held-for-sale [1,2]	2,019,903	91,241	4.52	1,897,909	97,866	5.16	1,778,996	88,922	5.00
Total interest earning assets	2,674,957	105,682	3.95	2,433,658	117,582	4.83	2,352,187	109,860	4.67
Cash and due from banks	31,143	-	-	34,027	-	-	34,021	-	-
Allowance for credit losses on loans	(29,771)	-	-	(19,548)	-	-	(18,930)	-	-
Other noninterest bearing assets	184,441	-	-	175,306	-	-	180,528	-	-
Total assets	$2,860,770			$2,623,443			$2,547,806

Liabilities and Stockholders' Equity
NOW accounts	$456,284	$564	0.12	$432,028	$1,386	0.32	$436,702	$978	0.22
Money market accounts	296,398	497	0.17	289,745	1,086	0.37	307,259	843	0.27
Savings accounts	363,331	508	0.14	308,847	488	0.16	291,611	335	0.11
Time deposits	424,831	5,033	1.18	431,377	6,736	1.56	443,520	5,829	1.31
Interest bearing deposits	1,540,844	6,602	0.43	1,461,997	9,696	0.66	1,479,092	7,985	0.54
Securities sold under repurchase agreements	53,808	202	0.38	43,698	577	1.32	44,122	462	1.05
Other short-term borrowings	11,255	179	1.59	73,757	1,755	2.38	71,041	1,429	2.01
Junior subordinated debentures	31,101	2,215	7.12	57,710	3,724	6.45	57,663	3,716	6.44
Senior notes	44,323	2,692	6.07	44,212	2,699	6.10	44,109	2,688	6.09
Notes payable and other borrowings	22,812	574	2.52	12,008	384	3.20	14,696	398	2.71
Total interest bearing liabilities	1,704,143	12,464	0.73	1,693,382	18,835	1.11	1,710,723	16,678	0.97
Noninterest bearing deposits	832,180	-	-	650,400	-	-	608,762	-	-
Other liabilities	36,758	-	-	22,984	-	-	16,742	-	-
Stockholders' equity	287,689	-	-	256,677	-	-	211,579	-	-
Total liabilities and stockholders' equity	$2,860,770			$2,623,443			$2,547,806
Net interest income (GAAP)		$91,751			$96,759			$90,939
Net interest margin (GAAP)			3.43			3.98			3.87

Net interest income (TE)[1]		$93,218			$98,747			$93,182
Net interest margin (TE)[1]			3.48			4.06			3.96
Core net interest margin (TE - excluding PPP loans)[1]			3.48			4.06			3.96
Interest bearing liabilities to earning assets	63.71%			69.58%			72.73%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2020, 2019 and 2018.  See the discussion entitled “Non-GAAP Presentations” below and the table on page 43 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes fees of $4.3 million for 2020, and $1.1 million for both 2019 and 2018.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2020	2019		2018
Interest income (GAAP)	$104,215		$115,594		$107,617
Taxable equivalent adjustment - loans	12		14		26
Taxable equivalent adjustment - securities	1,455		1,974		2,217
Interest income (TE)	105,682		117,582		109,860
Less: interest expense (GAAP)	12,464		18,835		16,678
Net interest income (TE)	$93,218		$98,747		$93,182
PPP loan - interest and net fee income	$3,116	$	N/A	$	N/A
Net interest income (TE - excluding PPP loans)	$90,102		$98,747		$93,182
Net interest income (GAAP)	$91,751		$96,759		$90,939
Average interest earning assets	$2,674,957		$2,433,658		$2,352,187
Average PPP loans	$83,251		N/A		N/A
Average interest earning assets - excluding PPP loans	$2,591,706		$2,433,658		$2,352,187
Net interest margin (GAAP)	3.43%		3.98%		3.87%
Net interest margin (TE)	3.48%		4.06%		3.96%
Core net interest margin (TE - excluding PPP loans)	3.48%		4.06%		3.96%

The following table allocates the changes in net interest income to changes in either average balances or average rates for interest earning assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 21% marginal rate for all periods presented.  Interest income not yet received on nonaccrual loans is reversed upon transfer to nonaccrual status; future receipt of interest income is a reduction to principal while in nonaccrual status.

Analysis of Year-to-Year Changes in Net Interest Income1

	2020 Compared to 2019			2019 Compared to 2018
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest earning deposits	$(230)	$29	$(201)	$87	$38	$125
Securities:
Taxable	465	(2,948)	(2,483)	(579)	258	(321)
Tax-exempt	(1,797)	(676)	(2,473)	(1,038)	(121)	(1,159)
Dividends from FHLBC and FRBC	(43)	(75)	(118)	76	57	133
Loans and loans held-for-sale	7,130	(13,755)	(6,625)	6,071	2,873	8,944
Total interest and dividend income	5,525	(17,425)	(11,900)	4,617	3,105	7,722
Interest expense
NOW accounts	83	(905)	(822)	(10)	418	408
Money market accounts	26	(615)	(589)	(45)	288	243
Savings accounts	58	(38)	20	21	132	153
Time deposits	(101)	(1,602)	(1,703)	(154)	1,061	907
Securities sold under repurchase agreements	179	(554)	(375)	(4)	119	115
Other short-term borrowings	(1,133)	(443)	(1,576)	56	270	326
Junior subordinated debentures	(1,947)	438	(1,509)	3	5	8
Senior notes	7	(14)	(7)	6	5	11
Notes payable and other borrowings	250	(60)	190	(1,216)	1,202	(14)
Total interest expense	(2,578)	(3,793)	(6,371)	(1,343)	3,500	2,157
Net interest and dividend income	$8,103	$(13,632)	$(5,529)	$5,960	$(395)	$5,565

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

Provision for credit losses

We recorded a provision for credit losses in 2020 of $10.4 million, comprised of $9.2 million related to loans and leases, and $1.2 million related to unfunded commitments, compared to $1.6 million in 2019 and $1.2 million in 2018.  For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2020	2019	2018	2020-2019	2019-2018
Trust income	$6,409	$6,655	$6,417	(3.7)	3.7
Service charges on deposits	5,512	7,715	7,328	(28.6)	5.3
Residential mortgage banking revenue
Secondary mortgage fees	1,654	772	696	114.2	10.9
Mortgage servicing rights mark to market loss	(3,999)	(2,662)	(734)	(50.2)	(262.7)
Mortgage servicing income	1,950	1,881	1,939	3.7	(3.0)
Net gain on sales of mortgage loans	15,519	5,112	3,791	203.6	34.8
Total residential mortgage banking revenue	15,124	5,103	5,692	196.4	(10.3)
Securities gains (losses), net	(25)	4,511	360	(100.6)	N/M
Increase in cash surrender value of BOLI	1,233	1,415	984	(12.9)	43.8
Death benefit realized on bank-owned life insurance	57	872	1,026	(93.5)	(15.0)
Card related income	5,532	5,861	5,663	(5.6)	3.5
Other income	3,645	3,668	3,883	(0.6)	(5.5)
Total noninterest income	$37,487	$35,800	$31,353	4.7	14.2

N/M - Not meaningful

Our total noninterest income increased $1.7 million, or 4.7%, to $37.5 million for 2020, compared to $35.8 million for 2019.  This increase was due to growth in total residential mortgage banking revenues, primarily attributable to net gain on sales of mortgage loans.  Originations of residential loans held-for-sale increased by 133.4 % in 2020 over 2019, and net gain on the sales of mortgage loans increased by over 200% year over year, due to the low market interest rates for the majority of 2020.  Secondary mortgage service fees and mortgage servicing income also increased in 2020 compared to 2019.  These positive variances were partially offset by growth in mark to market losses on mortgage servicing rights, which increased $1.3 million, or 50.2%, in 2020, compared to 2019.  Service charges on deposits decreased $2.2 million, or 28.6%, and card-related income decreased $329,000, or 5.6%, in 2020, compared to 2019, as consumer spending was muted as a result of the COVID-19 pandemic.  We had net losses on securities of $25,000 in 2020, primarily due to sales of $18.0 million, compared to a net gain of $4.5 million in 2019, due to portfolio sales of $191.3 million in 2019.  Security sales in 2019 were executed to take advantage of the tightening credit spreads in the falling interest rate environment.  Finally, BOLI death benefit proceeds of $57,000 were realized in 2020, compared to $872,000 of BOLI death benefit proceeds realized in 2019, and the increase in cash surrender value of BOLI declined by $182,000 for the year ended December 31, 2020, compared to the 2019 like period.

Our total noninterest income increased $4.4 million to $35.8 million in 2019, compared to $31.4 million in 2018.  In 2019, we continued to implement our strategy to grow trust income and service charges on deposits, subject to applicable bank regulations.  Trust income increased $238,000 in 2019 from 2018, due primarily to growth in agent fees, IRA management fees, and management emphasis on advisory fee growth.  Average assets under management by our wealth management department totaled $1.21 billion for 2019, reflecting growth of $33.0 million, or 2.8%, from $1.18 billion for 2018.  Service charges on deposits increased $387,000 in 2019 from 2018 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $589,000 in 2019 from 2018, due primarily to a rising interest rate environment in the first half of 2019 and the negative impact of the rate changes to mortgage servicing rights, which were partially offset by an increase of $30.8 million in mortgage loans originated for sale in 2019.  Security gains, net, of $4.5 million were recorded in 2019, relating to security sales of $191.3 million, compared to security gains, net, of $360,000 in 2018 related to $94.7 million of securities sales in 2018.  We recorded a death benefit of $872,000 on bank owned life insurance, or BOLI, in 2019, in addition to the $431,000 increase in cash surrender value of BOLI compared to 2018.  Finally, other income decreased $215,000 in 2019 compared to 2018 due to a decrease in interest rate swap fee income on commercial swaps.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2020	2019	2018	2020-2019	2019-2018
Salaries	$38,058	$36,413	$34,031	4.5	7.0
Officers incentive	3,574	3,378	3,131	5.8	7.9
Benefits and other	7,915	7,078	6,999	11.8	1.1
Total salaries and employee benefits	49,547	46,869	44,161	5.7	6.1
Occupancy, furniture and equipment	8,498	8,289	6,915	2.5	19.9
Computer and data processing	5,143	5,631	6,745	(8.7)	(16.5)
FDIC insurance	597	176	653	239.2	(73.0)
General bank insurance	1,030	1,002	1,040	2.8	(3.7)
Amortization of core deposit intangible	494	539	387	(8.3)	39.3
Advertising expense	298	1,225	1,567	(75.7)	(21.8)
Card related expense	2,195	1,956	1,985	12.2	(1.5)
Legal fees	761	675	835	12.7	(19.2)
Other real estate owned expense, net	651	423	396	53.9	6.8
Other expense	12,203	12,317	12,444	(0.9)	(1.0)
Total noninterest expense	$81,417	$79,102	$77,128	2.9	2.6

N/M - Not meaningful

Our total noninterest expense increased by $2.3 million, or 2.9%, in 2020 compared to 2019.  The increase was primarily attributable to a $2.7 million increase in salaries and employee benefits, due primarily to an increase in salary costs as 2020 reflected a full year of the commercial lending team hires in mid-year 2019, annual merit increases in early 2020, growth in mortgage commissions paid due to an increase in residential loan origination volumes, higher employee insurance costs and an increase in  company matches on 401k deferrals due to the earlier eligibility allowed to enter our 401k plan.  In addition, occupancy, furniture and equipment expense increased $209,000 due to planned building repairs at various branch locations in 2020.  FDIC insurance expense increased $421,000, due to assessment credits received in 2019 after the FDIC reached its required reserve ratio, that were not repeated in 2020; see “Supervision and Regulation Deposit Insurance” for further discussion of these assessment credits.  Partially offsetting these increases to noninterest expense were reductions in computer and data processing, advertising expense, and other expense.   Advertising expense decreased in 2020, as we continued to assess our marketing strategy and opportunities for future promotion of our 150th anniversary in 2021.

Our total noninterest expense increased by $2.0 million, or 2.6%, in 2019 compared to 2018.  The increase was primarily attributable to a full year of costs related to our acquisition of ABC Bank in the second quarter of 2018, which increased salaries and employee benefits, and occupancy, furniture and equipment expense.  In addition to the acquisition-related expense, as part of our strategic plan, we also made significant improvements, repairs and maintenance in 2019 on our various bank locations.  Computer and data processing and legal fees decreased in 2019 compared to 2018, as the 2018 expenses included acquisition related costs.  FDIC insurance expense decreased $477,000, or 73.0%, in 2019 from 2018 due to assessment credits received in 2019 after the FDIC reached its required reserve ratio.  Amortization of core deposit intangibles increased $152,000, or 39.0%, in 2019, reflecting a full year of expense of the ABC Bank acquired deposit premium.  Advertising expense decreased in 2019, as we began to assess our marketing strategy and opportunities for future promotion of our 150th anniversary in 2021.  Our other real estate owned expenses, net, increased marginally by $27,000 due to continued low levels of other real estate held, and reductions in valuation reserves taken in 2019.

Our number of full-time equivalent employees was 533 as of December 31, 2020, compared to 535 as of December 31, 2019 and 518 as of December 31, 2018.  Staffing levels remained stable in 2020 as our team converted to primarily remote work due to the COVID-19 pandemic. The increase in staffing levels from 2018 to 2019 of 17 employees was primarily driven by growth in our specialty commercial lending teams in mid-year 2019 and our compliance team. Management continues to be diligent in controlling the hiring of additional personnel, even as positions become open, as we seek to efficiently utilize our current staff and control expenses.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2020, is detailed in Note 10 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $9.6 million for 2020 compared to an income tax expense of $12.4 million for 2019 and $9.9 million for 2018.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 25.6% for 2020, 23.9% for 2019, and 22.6% for 2018.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $3.04 billion at December 31, 2020, an increase of $405.3 million, or 15.4%, from December 31, 2019.  Our total cash and cash equivalents increased $279.3 million, driven by an increase in interest earning deposits with financial institutions, primarily due to stimulus payments our customers received from the federal government, as well as decreased consumer spending related to the COVID-19 pandemic.  Our loans increased by $104.0 million, or 5.4%, to $2.03 billion for the year ended December 31, 2020, compared to 2019.  We experienced loan growth due to $136.7 million of PPP loan originations during 2020, $74.1 million of which were outstanding as of December 31, 2020.  In addition, we also had organic loan growth in 2020, primarily in our commercial, leases, construction and commercial real estate investor loan portfolios.  Total securities increased by $11.5 million, or 2.4%, for the year ended December 31, 2020.  Our portfolio mix remained static overall, but we were able to benefit from tight credit spreads and executed sales, primarily in the first quarter of 2020 just prior to the decline in interest rates, recording pretax net security losses of $25,000 in 2020.  In 2020, management emphasized a desire for excess liquidity due to the unknown needs stemming from the COVID-19 pandemic, as well as short duration investments and credit quality in all investing and lending decisions.  We also continued to experience a high level of competition for loans in our target markets.  The balance of our other real estate owned decreased to $2.5 million as of December 31, 2020, from $5.0 million as of December 31, 2019.

Our total liabilities were $2.73 billion at December 31, 2020, an increase of $376.1 million, or 16.0%, from December 31, 2019.  Total deposits increased by $410.3 million, or 19.3%, to $2.54 billion for the year ended December 31, 2020, compared to $2.13 billion for the year ended December 31, 2019, primarily due to growth in commercial demand deposits commensurate with our commercial and commercial real estate loan growth.  Management continued to fund new lending with deposit growth and securities sold under repurchase agreements, and we were able to reduce our short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”) due to our liquidity on hand.

At December 31, 2020, total stockholders’ equity was $307.1 million, compared to $277.9 million at December 31, 2019.

Investments

As shown below, we experienced minimal changes in the overall composition of our securities portfolio from 2019 to 2020.  However, the size of the portfolio increased in 2020 compared to 2019 primarily due to an increase in unrealized mark to market gains of $14.7 million in 2020.

Securities Available-for-Sale Portfolio

	2020			2019			2018
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
Securities available-for-sale
U.S. Treasury	$4,014	$4,117	0.8	$4,010	$4,036	0.8	$4,006	$3,923	0.7
U.S. government agencies	6,811	6,657	1.3	8,502	8,337	1.7	11,112	10,951	2.0
U.S. government agency mortgage-backed	16,098	17,209	3.5	16,164	16,588	3.4	14,407	14,075	2.6
States and political subdivisions	229,352	249,259	50.2	240,399	249,175	51.4	277,112	274,067	50.6
Collateralized mortgage obligations	53,999	56,585	11.4	57,059	57,984	12.0	66,494	64,429	11.9
Asset-backed securities	130,959	131,818	26.6	82,114	81,844	16.9	108,574	109,514	20.3
Collateralized loan obligations	30,728	30,533	6.2	66,898	66,684	13.8	65,162	64,289	11.9
Total securities available-for-sale	$471,961	$496,178	100.0	$475,146	$484,648	100.0	$546,867	$541,248	100.0

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

Our total securities as of December 31, 2020, reflected a net increase of $11.5 million, or 2.4%, from December 31, 2019.  We executed security sales in 2020 to take advantage of the tightening credit spreads in the declining interest rate environment, recording $18.0 million of sales in collateralized loan obligations, as well as recording $48.1 million of maturities, paydowns and calls primarily in states and political subdivisions and collateralized loan obligations.  We recorded net securities losses of $25,000 in 2020 related to sales and calls during the year.  We executed securities purchases in the latter half of 2020 to use a portion of our excess liquidity, with investments primarily in asset-backed securities.

Our total securities as of December 31, 2019, reflected a net decrease of $56.6 million, or 10.5%, from December 31, 2018.  We executed security sales in 2019 to take advantage of the tightening credit spreads in the falling interest rate environment, with the reduction occurring primarily in states and political subdivisions, collateralized mortgage obligations (“CMOs”), and asset-backed securities.  In addition, net paydowns and calls totaled $41.8 million in 2019, primarily due to the falling interest rate environment.  We recorded net securities gains of $4.5 million in 2019 related to sales and calls during the year.

Some of our holdings of U.S. government agency MBS and CMOs are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which do carry the full faith and credit of the U.S. government.  We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of ABS were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  Our CLO S&P or Moody’s ratings distribution consists of 58% rated A, 26% rated AA and 14% rated AAA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2020. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$-	-	$4,117	1.85%	$-	-	$-	-	$4,117	1.85%
U.S. government agencies	-	-	-	-	6,657	1.28%	-	-	6,657	1.80
States and political subdivisions	427	2.09%	1,945	2.67	22,370	2.66	224,517	3.02%	249,259	2.98
	427	2.09	6,062	2.11	29,027	2.33	224,517	3.02	260,033	2.92
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	73,794	2.95
Asset-backed securities	-	-	-	-	-	-	-	-	131,818	1.37
Collateralized loan obligations									30,533	2.04
Total securities available-for-sale	$427	2.09%	$6,062	2.11%	$29,027	2.33%	$224,517	3.02%	$496,178	2.44%

As of December 31, 2020, net unrealized gains on available-for-sale securities totaled $24.2 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $17.4 million.  As of December 31, 2019, net unrealized losses on available-for-sale securities totaled $9.5 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $6.8 million.

At December 31, 2020, there was one issuer of CMOs where the book value of our holdings were greater than 10% of our stockholders’ equity, as follows:

	December 31, 2020
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	$33,198	$35,479

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of		% of		% of
(Dollars in thousands)	2020	Total	2019	Total	2018	Total	2017	Total	2016	Total
Commercial	$407,159	20.0	$332,842	17.2	$314,323	16.6	$272,851	16.9	$228,113	15.4
Leases	141,601	7.0	119,751	6.2	78,806	4.2	68,325	4.2	55,451	3.7
Commercial real estate - Investor	582,042	28.6	520,095	26.9	449,109	23.7	418,749	25.9	406,009	27.5
Commercial real estate - Owner occupied	333,070	16.4	345,504	17.9	371,832	19.6	332,242	20.5	330,238	22.3
Construction	98,486	4.8	69,617	3.6	108,390	5.7	85,162	5.3	64,720	4.4
Residential real estate - Investor	56,137	2.8	71,105	3.7	70,458	3.7	55,620	3.4	56,097	3.8
Residential real estate - Owner occupied	116,388	5.7	136,023	7.0	140,382	7.4	128,005	7.9	123,626	8.4
Multifamily	189,040	9.3	189,773	9.8	196,228	10.3	129,772	8.0	96,502	6.5
HELOC	80,908	4.0	91,605	4.7	95,046	5.0	98,638	6.1	101,626	6.9
HELOC - Purchased	19,487	1.0	31,852	1.6	45,396	2.4	14,195	0.9	-	-
Other[1]	10,533	0.4	12,258	0.9	14,439	0.7	13,383	0.9	15,210	1.0
Total loans, excluding deferred loans costs and PCI loans[2]	2,034,851	100.0	1,920,425	99.5	1,884,409	99.3	1,616,942	100.0	1,477,592	99.9
Net deferred loans costs	-	-	1,786	0.1	1,653	0.1	680	-	1,217	0.1
Total loans, excluding PCI loans[2]	2,034,851	100.0	1,922,211	99.6	1,886,062	99.4	1,617,622	100.0	1,478,809	100.0
PCI loans	-	-	8,601	0.4	10,965	0.6	-	-	-	-
Total loans, including deferred loan costs and PCI loans[2]	$2,034,851	100.0	$1,930,812	100.0	$1,897,027	100.0	$1,617,622	100.0	$1,478,809	100.0

1 The “Other” class includes consumer loans and overdrafts.

2  As noted in the paragraph below, for periods before the Company’s adoption of CECL on January 1, 2020, PCI loans and their related deferred loan costs (now PCD loans) were excluded from nonperforming loan disclosures and were therefore separately reported.  After the adoption of CECL, all PCD loans are now included within each relevant loan type and are not separately reported as PCI loans, because such loans are now included within the Company’s nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

Our total loans were $2.03 billion as of December 31, 2020, an increase of $104.0 million from $1.93 billion as of December 31, 2019.  Growth in the year over year period was primarily due to PPP loan originations of $136.7 million, recorded within commercial loans, with $74.1 million of PPP loans outstanding as of December 31, 2020.  In addition, we experienced organic growth primarily in our commercial, leases, commercial real estate—investor and construction loan portfolios.  Total loan originations and renewals of $1.11 billion were recorded in 2020, which were largely offset by accelerated paydowns experienced in 2020.  We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Our total loans were $1.93 billion as of December 31, 2019, an increase of $33.8 million from $1.90 billion as of December 31, 2018.  In 2019, we continued our focus on identifying commercial and industrial loan prospects that conform to our loan policies, and we increased commercial loans by $18.5 million, leases by $40.9 million, and commercial real estate—investor loans by $71.0 million, compared to 2018.  Our loan growth in 2018 was driven by our ABC Bank acquisition of $227.6 million of loans, net of purchase accounting adjustments, as well as organic loan and lease financing growth and two HELOC purchases from a third party of $41.6 million.

We worked diligently to build loan origination pipelines in a competitive marketplace during the past four years, as evidenced by our loan growth of 5.4% in 2020, 1.8% in 2019, 17.3% in 2018 and 9.4% in 2017.  Management continues to emphasize loan portfolio quality, which was evidenced by the stable nonperforming loan metrics discussed in the “Asset Quality” section below.  As a result, we recorded net loan charge-offs of $979,000 in 2020, net loan charge-offs of $817,000 in 2019, and $317,000 of net loan recoveries in 2018.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years, as reflected in our loan growth and declines in classified assets, as discussed in the “Asset Quality” section below.  Real estate lending categories comprised the largest group in the portfolio for all years presented.  In addition, our lending exposure is diversified across our commercial, leasing, commercial real estate, residential real estate, construction loan, multifamily and HELOC portfolios, with total loan portfolio growth increasing in each of the five years presented.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2020:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Total
Commercial Loans	$185,947	$120,626	$74,079	$11,089	$15,418	$407,159
Leases	2,737	112,115	588	26,161	-	141,601
Commercial real estate - Investor	105,819	218,215	132,168	38,934	86,906	582,042
Commercial real estate - Owner Occupied	39,751	200,099	25,273	12,464	55,483	333,070
Construction	47,578	8,474	34,779	6,798	857	98,486
Real estate - Investor	9,470	22,941	10,474	888	12,364	56,137
Real estate - Owner Occupied	26,399	10,971	34,013	15,903	29,102	116,388
Multifamily	38,967	106,042	38,523	3,784	1,724	189,040
HELOC	2,449	1,266	15,259	8,904	53,030	80,908
HELOC - Purchased	-	-	-	19,487	-	19,487
Other[1]	4,796	2,040	3,417	30	250	10,533
Total	$463,913	$802,789	$368,573	$144,442	$255,134	$2,034,851

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 72.5% and 75.4% of the portfolio at December 31, 2020 and 2019, respectively.  We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2020.

Our ACL on loans was $33.9 million at year-end 2020, compared to $19.8 million at year-end 2019, and $19.0 million at year-end 2018.  One measure of the adequacy of the ACL is the ratio of the allowance for credit losses on loans to total loans.  The ACL as a percentage of total loans was 1.7% as of December 31, 2020 and 1.0% as of December 31, 2019.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

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

Asset Quality

Beginning on January 1, 2020, we calculated our ACL using the CECL methodology.  The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses over the expected life of the loan portfolio as well as considering changes in macroeconomic conditions.

Before January 1, 2020, we calculated an allowance for loan losses using the incurred losses methodology.

Based on our portfolio composition at December 31, 2019, and the economic environment at that time, we recorded an overall increase in our ACL for loans and leases of $5.9 million and an ACL for unfunded commitments of $1.7 million as of January 1, 2020, the date we adopted CECL.  Approximately $2.5 million of the increase to the ACL on loans resulted from the transfer of the non-accretable purchase accounting adjustments on purchased credit impaired loans.  There was no impact from adoption of CECL on securities available-for sale.  As a result of the adoption of CECL, we recorded a reduction to retained earnings of approximately $3.8 million, which was net of the $1.4 million deferred tax asset impact stemming from adoption.

During 2020, we recorded $9.2 million of provision for credit losses on loans and $1.2 million of provision for credit losses on unfunded commitments, compared to $1.6 million of provision for loan and lease losses recorded for 2019, and $1.2 million for 2018.  The increase in the provision for credit losses was due to the COVID-19 pandemic and market interest rate reductions, as our assumptions under the newly adopted CECL methodology, which requires a provision based on expected credit losses over the life of the loans, as compared to the previously used incurred loss model.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due still accruing interest.  Remediation work continues in all segments.  Management believes that the full impacts of the COVID-19 pandemic are not yet known. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank. Once these stimulus programs have been exhausted, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the resurgence of the virus, including any new strains, offset by the potency of vaccines along with their extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines.

Nonperforming loans increased by $7.2 million to $23.0 million at December 31, 2020, from $15.8 million at December 31, 2019. Nonperforming assets, which includes nonperforming loans plus other real estate owned, totaled $25.5 million as of December 31, 2020, compared to $20.9 million as of December 31, 2019.    Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  As of the date of CECL adoption, $2.5 million of the credit related component of the purchase accounting adjustment on PCI loans was reclassified to the ACL upon reclassification to PCD status, which contributed to the $4.7 million increase in nonperforming assets since December 31, 2019.  Credit metrics, excluding the impact of this reclassification, continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.1% as of December 31, 2020, from 0.8% as of December 31, 2019, and 0.9% December 31, 2018.  The distribution of our nonperforming loans is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$22,280	$12,432	$13,741	$14,388	$15,283
Performing troubled debt restructured loans accruing interest	331	872	1,683	988	718
Loans past due 90 days or more and still accruing interest	434	2,545	917	248	-
Total nonperforming loans	23,045	15,849	16,341	15,624	16,001
Other real estate owned	2,474	5,004	7,175	8,371	11,916
Total nonperforming assets	$25,519	$20,853	$23,516	$23,995	$27,917

PCI loans, net of purchase accounting adjustments (1)	$-	$8,601	$10,965	$-	$-

Other real estate owned ("OREO") as % of nonperforming assets, excluding PCI loans	9.7%	24.0%	30.5%	34.9%	42.7%

1	In 2020, due to the adoption of CECL, PCD loans (formerly PCI loans) are now included in total nonperforming assets, if their risk rating at period end so indicates. For all periods before 2020, PCI loans were not included within total nonperforming assets since we were accreting interest income over the expected life of the loan.

Total past due loans, including accruing and nonaccrual loans, totaled $22.9 million at year-end 2020, a $6.4 million decrease from year end 2019, resulting in the rate of past due loans to total loans decreasing to 1.13% at year-end 2020 compared to 1.33% at year-end 2019, and 0.97% at year-end 2018.  Refer to Note 4, “Loans”, in our consolidated financial statements, below, for further detail of past due loans by classification for 2020 and 2019.

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $70,000, $347,000 and $335,000 was recorded and collected during 2020, 2019 and 2018, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2020, 2019 and 2018, had these loans been on an accrual basis throughout the year, was approximately $461,000, $1.3 million and $952,000, respectively.  There were approximately $1.3 million and $4.5 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2020 and 2019, respectively.  Additionally, the nonaccrual loans above include $2.7 million and $3.4 million in restructured loans for the years ending December 31, 2020 and 2019.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2020	2019	2018	2020-2019	2019-2018
Commercial	$2,679	$11,688	$137	(77.1)	N/M
Leases	3,222	329	-	879.3	N/M
Commercial real estate - Investor	5,117	4,926	13,248	3.9	(62.8)
Commercial real estate - Owner occupied	11,187	7,956	10,635	40.6	(25.2)
Construction	5,192	262	2,610	N/M	(90.0)
Residential real estate - Investor	1,516	1,390	1,216	9.1	14.3
Residential real estate - Owner occupied	4,040	3,631	4,524	11.3	(19.7)
Multifamily	7,558	503	979	N/M	(48.6)
HELOC	1,540	1,789	1,889	(13.9)	(5.3)
HELOC - Purchased	-	180	-	(100.0)	N/M
Other[1]	4	359	31	(98.9)	N/M
Total classified loans, excluding PCI loans[2]	42,055	33,013	35,269	27.4	(6.4)
Other real estate owned	2,474	5,004	7,175	(50.6)	(30.3)
Total classified assets, excluding PCI loans[2]	44,529	38,017	42,444	17.1	(10.4)
PCI, net of purchase accounting adjustments[2]	-	8,601	10,965	(100.0)	(21.6)
Total classified assets	$44,529	$46,618	$53,409	(4.5)	(12.7)

N/M - Not meaningful

1 The “Other” class includes consumer loans and overdrafts.

2 In 2020, due to the adoption of CECL, PCD loans (formerly PCI loans) are now included in total classified loans, if their risk rating at period end so indicates. For all periods before 2020, PCI loans were not included within total classified loans since we were accreting interest income over the expected life of the loan.

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

Total classified loans increased in 2020 compared to 2019 but decreased in 2019 compared to 2018.  The increase in classified loans in 2020 was primarily attributable to our adoption of CECL on January 1, 2020 and the allocation of PCD loans, formerly PCI loans, to the appropriate segment classification if the risk rating so indicated.  Total classified assets decreased in 2020 compared to both 2019 and 2018.   Classified assets, which includes classified loans and OREO, was favorably impacted by a $2.5 million decrease in our OREO portfolio, in 2020 from 2019, and a $2.2 million decrease in our OREO portfolio in 2019 from 2018.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased to 12.64% at December 31, 2020, compared to 11.11% at December 31, 2019, from 13.49% at December 31, 2018.

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

Management defines potential problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 4 to the Consolidated Financial Statements, as listed in the credit quality indicators discussion.

Allowance for Credit Losses

Upon adoption of CECL on January 1, 2020, (Day One), we recognized an increase in our ACL on outstanding loans of $5.9 million and an increase in our ACL on unfunded commitments of $1.7 million as a cumulative effect adjustment from change in accounting policies.  Approximately $2.5 million of the increase to the ACL resulted from the transfer of the non-accretable purchase accounting adjustments on PCD loans.  The Day One adjusting entries resulted in a $3.8 million reduction to retained earnings, and a deferred tax asset adjustment of $1.4 million.  At December 31, 2020, the ACL on loans totaled $33.9 million, and the ACL on unfunded commitments, included in other liabilities, totaled $3.0 million, compared to the allowance for loan and lease losses of $19.8 million as of December 31, 2019, under the incurred loss model, with no allowance for unfunded commitments.  This increase in the ACL during 2020 was driven by forecast assumptions due to the COVID-19 pandemic, primarily related to unemployment and GDP expectations over the remaining life of the loans, as well as the following:

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

See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this annual report for discussion of our ACL methodology on loans.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2020	2019	2018	2017	2016
Average total loans (exclusive of loans held-for-sale)	$2,009,774	$1,894,745	$1,776,230	$1,534,673	$1,214,804
Allowance at beginning of year	19,789	19,006	17,461	16,158	16,223
Charge-offs:
Commercial	39	109	41	25	95
Leases	206	49	13	215	23
Commercial real estate - Investor	512	303	1,376	309	1,622
Commercial real estate - Owner occupied	1,763	716	172	-	11
Construction	60	9	(16)	23	23
Real estate - Investor	8	7	(13)	88	166
Real estate - Owner occupied	43	111	(10)	880	284
Multifamily	-	-	(22)	141	-
HELOC	127	109	147	238	622
HELOC - Purchased	66	229	-	-	-
Other[1]	244	409	409	387	344
Total charge-offs	3,068	2,051	2,097	2,306	3,190
Recoveries:
Commercial	56	74	157	30	32
Leases	98	-	-	-	5
Commercial real estate - Investor	165	679	440	149	447
Commercial real estate - Owner occupied	697	5	7	12	193
Construction	172	1	35	377	96
Real estate - Investor	57	11	109	69	50
Real estate - Owner occupied	287	77	847	181	366
Multifamily	-	15	190	51	70
HELOC	387	172	364	679	845
HELOC - Purchased	-	-	-	-	-
Other[1]	170	200	265	261	271
Total recoveries	2,089	1,234	2,414	1,809	2,375
Net charge-offs / (recoveries)	979	817	(317)	497	815
Adoption of ASU 326	5,879	-	-	-	-
Provision for credit losses on loans	9,166	1,600	1,228	1,800	750
Allowance at end of year	$33,855	$19,789	$19,006	$17,461	$16,158

Net charge-offs / (recoveries) to average loans	0.05%	0.04%	(0.02)%	0.03%	0.07%
ACL on loans at year end to average loans	1.68%	1.04%	1.07%	1.14%	1.33%

1 The “Other” class includes consumer loans and overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.   Provision for credit losses expense recorded in 2020 totaled $10.4 million, compared to provision for loan and lease losses of $1.6 million and $1.2 million recorded in 2019 and 2018, respectively.   Net charge-offs recorded in 2020 totaled $979,000, compared to net charge-offs of $817,000 recorded in 2019, and net recoveries of $317,000 in 2018. The total increase in the ACL reflects forecasted credit deterioration due to the COVID-19 pandemic and the resultant recession.  Our ACL on loans to average loans was 1.68% as of December 31, 2020, compared to 1.04% at both December 31, 2019 and 1.07% at December 31, 2018.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2020		2019		2018		2017		2016
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$2,812	20.0%	$3,015	17.2%	$2,832	16.6%	$2,453	16.9%	$1,629	15.4%
Leases	3,888	7.0	1,262	6.2	734	4.2	692	4.2	633	3.7
Commercial real estate - Investor	9,205	28.6	6,218	26.9	6,339	23.7	5,020	25.9	5,184	27.5
Commercial real estate - Owner occupied	2,251	16.4	3,678	17.9	3,515	19.6	3,157	20.5	3,156	22.3
Construction	4,054	4.8	513	3.6	969	5.7	923	5.3	389	4.4
Real estate - Investor	1,740	2.8	601	3.7	554	3.7	542	3.4	449	3.8
Real estate - Owner occupied	2,714	5.7	1,257	7.0	1,377	7.4	1,304	7.9	1,729	8.4
Multifamily	3,625	9.3	1,444	9.8	616	10.3	1,345	8.0	1,207	6.5
HELOC	1,749	4.0	1,161	4.7	1,449	5.0	1,446	6.1	1,331	6.9
HELOC - Purchased	199	1.0	-	1.6	-	2.4	-	0.9	-	-
Other[1]	1,618	0.4	640	1.4	621	1.4	579	0.9	451	1.1
Total	$33,855	100.0%	$19,789	100.0%	$19,006	100.0%	$17,461	100.0%	$16,158	100.0%

1 The “Other” class includes consumer loans, overdrafts and the unallocated allowance balance for each year presented.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the ACL.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ACL.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate estimated allowance for expected credit losses over the estimated life of our loan portfolio.  Management reviews its process quarterly using an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of our Board of Directors and Audit Committee.  Although management believes the ACL is sufficient to cover expected losses over the estimated life of our loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ACL at the time of their examination.

Based on these quarterly assessments, management determined that a provision for credit losses on loans of $9.2 million, $1.6 million and $1.2 million was required for 2020, 2019 and 2018, respectively.  When measured as a percentage of average loans outstanding, the total ACL decreased from 1.1% of total loans as of December 31, 2018, to 1.0% of total loans at December 31, 2019, but increased to 1.7% of total loans at December 31, 2020.

The provision for credit losses on unfunded commitments totaled $1.2 million in 2020, and the allowance for unfunded commitments totaled $3.0 million as of December 31, 2020.  Management reviewed the securities portfolio for credit loss exposure, and determined that no allowance for credit losses on securities was required for 2020.  See Note 3 to the consolidated financial statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $2.5 million as of December 31, 2020, compared to $5.0 million as of December 31, 2019, reflecting a $2.5 million decline.  Of the 11 properties we held as of year-end 2020, the largest net book value property was comprised of one industrial zoned property carried at $576,000.  Reductions in our OREO balance during 2020 included the sale of twelve properties resulting in proceeds of $3.0 million.  Net gains on the sale of OREO properties during 2020 totaled $204,000, compared to net gains on sale of $264,000 in 2019 and $792,000 in 2018.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2018 through 2020.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2020	2019	2018	2020-2019	2019-2018
Single family residence	$430	$174	$1,137	147.3	(84.7)
Lots (single family and commercial)	1,387	3,945	4,310	(64.8)	(8.5)
Vacant land	352	41	470	758.5	(91.3)
Commercial property	305	844	1,258	(63.8)	(32.9)
Total OREO properties	$2,474	$5,004	$7,175	(50.6)	(30.3)

Other real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2020 was $1.6 million, which was 39.9% of gross OREO, at year-end 2020.  This compares to $6.7 million, or 57.3%, of gross OREO, net of participations, at year-end 2019.

Deposits

We grew total deposits by $410.3 million, or 19.3%, to a total of $2.54 billion at year-end 2020 compared to year-end 2019 primarily due to the federal stimulus funds received by our customers from the U.S. government in response to the COVID-19 pandemic. Total deposits grew by $10.1 million, or 0.5%, from $2.12 billion at year-end 2018 to $2.13 billion at year-end 2019.  We had no brokered certificates of deposit as of December 31, 2020, compared to $249,000 in brokered certificates of deposit as of December 31, 2019, due to scheduled runoff of brokered deposits acquired with the ABC Bank acquisition.

YTD Average Balances and Interest Rates

	2020		2019		2018
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$832,180	-	$650,400	-	$608,762	-
Interest bearing:
NOW and money market	752,682	0.14	721,773	0.34	743,961	0.24
Savings	363,331	0.14	308,847	0.16	291,611	0.11
Time	424,831	1.18	431,377	1.56	443,520	1.31
Total deposits	$2,373,024		$2,112,397		$2,087,854

The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $100,000 or More

($ in thousands)	2020	2019
3 months or less	$88,435	$54,234
Over 3 months through 6 months	41,608	56,362
Over 6 months through 12 months	70,917	72,119
Over 12 months	24,367	31,376
	$225,327	$214,091

Borrowings

In addition to deposits, we used other liquidity sources for our funding needs in 2020, such as repurchase agreements and other short-term borrowings with the FHLBC.  Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans.  We primarily use these borrowings as a source of short-term funding; however, our excess liquidity on hand during 2020 allowed us to reduce our short-term borrowing levels with the FHLBC throughout the majority of the year.  Our other short-term borrowings decreased by $48.5 million in 2020 compared to 2019, with no outstanding balances as of December 31, 2020.

We recorded long-term FHLBC borrowings in our ABC Bank acquisition in April 2018 of $23.4 million, net of purchase accounting adjustments.  These borrowings were issued at favorable rates compared to the overnight borrowing rate as of the date of ABC Bank acquisition, and matured over a seven year period.  As of December 31, 2020, the balance of these borrowings consists of one remaining advance in long-term status which totaled $6.4 million and matures in February 2026.  In addition, we have an unused line of credit of $20.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit had an outstanding balance of $4.0 million as of year-end 2018, but was repaid in January 2019 and has not been used since that time.

Short-term and Long-term Borrowings

	2020		2019		2018
(Dollars in thousands)	Amount	Weighted Average Rate %	Amount	Weighted Average Rate %	Amount	Weighted Average Rate %
At period-end:
Securities sold under repurchase agreements	$66,980	0.20	$48,693	1.19	$46,632	1.28
Other short-term borrowings	-	-	48,500	1.78	149,500	2.50
Junior subordinated debentures(1)	25,773	4.40	57,734	6.37	57,686	6.36
Senior notes(1)	44,375	5.75	44,270	5.84	44,158	5.86
Notes payable and other borrowings	23,393	2.16	6,673	2.83	15,379	2.42
Total borrowed funds	$160,521	2.72	$205,870	3.79	$313,355	3.50

Average for the year-to-date period:
Securities sold under repurchase agreements	$53,808	0.38	$43,698	1.32	$44,122	1.05
Other short-term borrowings	11,255	1.59	73,757	2.38	71,041	2.01
Junior subordinated debentures	31,101	7.12	57,710	6.45	57,663	6.44
Senior notes	44,323	6.07	44,212	6.10	44,109	6.09
Notes payable and other borrowings	22,812	2.51	12,008	3.20	14,696	2.71
Total borrowed funds	$163,299	3.59	$231,385	3.95	$231,631	3.75

Maximum amount outstanding at the end of any month-end during the period:
Securities sold under repurchase agreements	$69,842		$54,166		$54,037
Other short-term borrowings	38,500		120,000		149,500
Junior subordinated debentures	25,773		57,734		57,686
Senior notes	44,375		44,270		44,158
Notes payable and other borrowings	26,652		15,363		26,037

1  Period end rates listed for long term borrowings are stated rates per contract, and do not include adjustments for deferred issuance costs.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2020, 2019 or 2018.

The average junior subordinated debentures included two issuances of trust preferred securities by our subsidiaries, Old Second Capital Trust I (“Trust I”) which totaled $32.0 million as of December 31, 2019, and Old Second Capital Trust II (“Trust II”), which totaled $25.0 million as of December 31, 2019.  On March 2, 2020, we redeemed all of the subordinated debentures due June 30, 2033, relating to the outstanding 7.80% cumulative trust preferred securities (the “Trust Securities”) issued by Trust I.  Also on March 2, 2020, we redeemed all of the outstanding Trust Securities at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The Nasdaq Stock Market.  See Note 11 to the consolidated financial statements Junior Subordinated Debentures for further discussion of the Capital Trusts I and II.   The junior subordinated debentures outstanding at December 31, 2020 consists of $25.8 million of the Trust II issuance.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2020, we had $44.4 million of senior debt outstanding, net of deferred issuance costs.  At December 31, 2020, we were in compliance with all of the financial covenants contained within the senior debt agreement.

Capital

As of December 31, 2020, we had total stockholders’ equity of $307.1 million, an increase of $29.2 million, or 10.5%, from $277.9 million as of December 31, 2019.  This increase was largely attributable to net income of $27.8 million in 2020, and a favorable fair value adjustment on securities available for sale, within accumulated other comprehensive income. At December 31, 2020, accumulated other comprehensive income, net of deferred taxes, was $14.8 million, compared to $4.6 million accumulated other comprehensive income, net of tax, as of year-end 2019.  Equity in 2020 was reduced for the payment of dividends to common stockholders, which totaled $1.2 million for the year, as well as treasury stock purchases pursuant to our stock repurchase plan, which totaled $5.5 million for the year.  Our total stockholders’ equity increased in 2019, ending at $277.9 million, compared to $229.1 million at year end 2018, due primarily to net income of $39.5 million in 2019.

We issued $32.6 million of cumulative trust preferred securities through our consolidated subsidiary, Trust I, in July 2003.  As noted above, we redeemed all of the outstanding Trust Securities on March 2, 2020, at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.

We issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can also now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2020, and December 31, 2019, total trust preferred proceeds of $25.0 million and $56.6 million, respectively, qualified as Tier 1 regulatory capital at the bank holding company level.

In January 2009, we issued and sold (i) 73,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the U.S. Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  As of December 31, 2015, the Series B Stock was fully redeemed.  The warrant had a carrying value of $4.8 million and was included within additional paid-in capital as of December 31, 2018.  On January 16, 2019, the warrant was fully exercised; see further disclosures in Note 12 - Earnings Per Share, in the accompanying notes to the consolidated financial statements.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to  repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases are anticipated to be funded by our cash on hand.  No shares were repurchased in 2019, and during 2020, we repurchased 719,273 shares of our common stock at a weighted average price of $7.65 per share pursuant to our stock repurchase program. 775,553 shares remain available to be repurchased under the plan as of December 31, 2020.

We withheld 33,765 shares for $423,000 to satisfy RSU vesting tax withholding obligations in 2020, and repurchased 719,273 shares for $5.5 million under our stock repurchase program, which increased treasury stock. This increase was offset by issuances of 46,325 shares for RSU vestings, which totaled $431,000.  The net impact was an increase to treasury stock of 706,713 shares, to 5,628,661 shares totaling $101.4 million as of December 31, 2020. The increase in treasury stock decreased stockholders’ equity, and also increased earnings per share by decreasing the number of shares outstanding.

We withheld 49,959 shares for $667,000 to satisfy stock award tax withholding obligations in 2019, which increased treasury stock. This increase was offset by issuances of 38,614 shares for nonqualified stock option exercises and RSU vestings, which totaled $526,000, and the exercise of stock warrants of 45,836 shares, which totaled $313,000. The net impact was a reduction to treasury stock of 34,491 shares, to 4,921,948 shares totaling $95.9 million as of December 31, 2019.  The decrease in treasury stock increased stockholders’

equity, and also decreased earnings per share by increasing the number of shares outstanding.  There were 4,500 stock options exercised in 2019 and in 2018; no stock options remained outstanding as of December 31, 2019 or 2020.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies” which are generally holding companies with consolidated assets of less than $3 billion.  In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2020	2019	2018
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.94%	11.14%	9.29%
Total risk-based capital ratio	10.50%	N/A	14.26%	14.53%	12.63%
Tier 1 risk-based capital ratio	8.50%	N/A	13.01%	13.65%	11.78%
Tier 1 leverage ratio	4.00%	N/A	10.21%	11.93%	10.08%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.75%	14.35%	13.29%
Total risk-based capital ratio	10.50%	10.00%	15.00%	15.23%	14.14%
Tier 1 risk-based capital ratio	8.50%	8.00%	13.75%	14.35%	13.29%
Tier 1 leverage ratio	4.00%	5.00%	10.74%	12.50%	11.36%

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

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2020, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio decreased from 10.54% to 10.10%, while our tangible common equity to tangible assets ratio (non-GAAP), decreased from 9.83% at December 31, 2019 to 9.49% at December 31, 2020.  The declines in these ratios was primarily due to an increase in each denominator due to growth in assets in 2020, due to interest earning deposits with financial institutions and loans, stemming from the COVID-19 pandemic.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.  The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2020		December 31, 2019
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$307,087	$307,087	$277,864	$277,864
Less: Goodwill and intangible assets	20,781	20,781	21,275	21,275
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	435	N/A	534
Adjusted goodwill and intangible assets	20,781	20,346	21,275	20,741
Tangible common equity	$286,306	$286,741	$256,589	$257,123
Tangible assets
Total assets	$3,040,837	$3,040,837	$2,635,545	$2,635,545
Less: Adjusted goodwill and intangible assets	20,781	20,346	21,275	20,741
Tangible assets	$3,020,056	$3,020,491	$2,614,270	$2,614,804

Common equity to total assets	10.10%	10.10%	10.54%	10.54%
Tangible common equity to tangible assets	9.48%	9.49%	9.81%	9.83%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See “Supervision and Regulation Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2020 totaled $329.9 million, compared to $50.6 million as of December 31, 2019, and $55.2 million as of December 31, 2018.

Net cash inflows from operating activities were $26.0 million during 2020, compared with inflows of $52.6 million in 2019 and inflows of $54.9 million in 2018.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2020, 2019 and 2018.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflows in 2020, and inflows in 2019 and 2018.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows in 2020.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash outflows from investing activities were $103.8 million in 2020, compared to $42.2 million of inflows in 2019, and $25.8 million of outflows in 2018.  Loan growth resulted in $103.9 million of cash outflows for 2020, compared to $34.4 million of cash outflows in 2019 and $52.7 million of cash outflows in 2018.   In 2020, securities transactions accounted for net inflows of $831,000, and proceeds from the sales of OREO assets accounted for inflows of $3.3 million.  In 2019, securities transactions accounted for net inflows of $77.0 million, whereas proceeds from the sale of OREO assets accounted for inflows of $2.8 million. The ABC Bank acquisition in April 2018 resulted in net cash outflows of $35.7 million in 2018.

Net cash inflows from financing activities in 2020 were $357.1 million, primarily due to deposit growth, compared to net cash outflows for financing activities of $99.5 million in 2019, and net cash outflows of $29.7 million in 2018.  Significant cash outflows from financing activities in 2020 also included a reduction in other short-term borrowings of $48.5 million, and redemption of the OSBC Capital Trust I junior subordinated debentures of $32.6 million.  Significant cash outflows from financing activities in 2019 included decreases of $101.0 million in other short-term borrowings with the FHLBC and the US Bank line of credit payoff.  Significant cash outflows in 2018 included deposit run-off associated with the ABC Bank acquisition in 2018, primarily related to non-core deposits.

Contractual Obligations

We have various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$2,111,639	$-	$-	$-	$2,111,639
Certificates of deposit	349,003	48,603	27,828	-	425,434
Securities sold under repurchase agreements	66,980	-	-	-	66,980
Junior subordinated debentures	-	-	-	25,773	25,773
Senior notes	-	-	-	44,375	44,375
Notes payable and other borrowings	4,000	13,000	-	6,393	23,393
Purchase obligations	4,442	5,120	3,748	103	13,413
Automatic teller machine leases	28	16	4	-	48
Operating leases	734	1,222	1,267	3,297	6,520
Nonqualified voluntary deferred compensation plan	61	135	246	3,220	3,662
Total	$2,536,887	$68,096	$33,093	$83,161	$2,721,237

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination.  In this disclosure, we have made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2020.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Commitments, Contingent Liabilities, and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2020, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on our balance sheet.

Financial instruments with off-balance sheet risk address the financing needs of our clients.  These instruments include commitments to extend credit as well as performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 13 – Commitments in the accompanying notes to the consolidated financial statements.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2020:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$23,601	$21,517	$13,859	$6,848	$65,825
Revolving open end residential	7,108	11,909	19,216	80,102	118,335
Other unused loan commitments, including commercial and industrial	165,603	49,515	1,299	4,604	221,021
Financial standby letters of credit (borrowers)	9,370	10	-	-	9,380
Performance standby letters of credit (borrowers)	4,863	-	10	-	4,873
Performance standby letters of credit (others)	67	-	-	-	67
Total	$210,612	$82,951	$34,384	$91,554	$419,501

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

In the first quarter of 2020 the Federal Reserve cut the Fed Funds rate three times down to a target range of 0% to 0.25%. Additionally, the Federal Reserve has been aggressively purchasing various assets since March 2020 in an effort to stabilize the economy from the continuing effects of the COVID-19 pandemic. Overall, the Federal Reserve’s balance sheet has increased from about $4.2 trillion in early March 2020 to about $7.4 trillion as of December 31, 2020.  However, the pace of asset purchases has slowed in the second half of 2020.  The Federal Reserve has indicated that it expects the Fed Funds rate to remain in the 0% to 0.25% range through 2023 and possibly even longer. We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2020 and December 31, 2019 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of our consolidated financial statements included in this annual report.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model, such as interest rate floors on our loans.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2019, we had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The projected increases in income across all up rate interest rate shock scenarios as of December 31, 2020 were considerably higher than those in December 31, 2019. This was primarily the result of updated assumptions in our asset liability management model in 2020 associated with an updated deposit decay study, deposit beta study, and loan prepayment study. Additionally, large growth in non-maturity deposits since the beginning of the year has elevated our level of interest rate risk relative to December 31, 2019.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to relatively low current market interest rates, it was not possible to calculate any down rate scenarios because many of the market interest rates would fall below zero in that scenario.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2020
Dollar change	N/M	N/M	N/M	$3,405	$6,879	$13,145
Percent change	N/M	N/M	N/M	3.9%	7.8%	14.9%

December 31, 2019
Dollar change	N/M	$(6,229)	$(2,670)	$993	$2,016	$3,856
Percent change	N/M	(6.6)%	(2.8)%	1.1%	2.1%	4.1%

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

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$24,306	$34,096
Interest earning deposits with financial institutions	305,597	16,536
Cash and cash equivalents	329,903	50,632
Securities available-for-sale, at fair value	496,178	484,648
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	12,611	3,061
Loans	2,034,851	1,930,812
Less: allowance for credit losses on loans	33,855	19,789
Net loans	2,000,996	1,911,023
Premises and equipment, net	45,477	44,354
Other real estate owned	2,474	5,004
Mortgage servicing rights, net	4,224	5,935
Goodwill and core deposit intangible	20,781	21,275
Bank-owned life insurance ("BOLI")	63,102	61,763
Deferred tax assets, net	8,121	11,459
Other assets	47,053	26,474
Total assets	$3,040,837	$2,635,545

Liabilities
Deposits:
Noninterest bearing demand	$909,505	$669,795
Interest bearing:
Savings, NOW, and money market	1,202,134	1,015,285
Time	425,434	441,669
Total deposits	2,537,073	2,126,749
Securities sold under repurchase agreements	66,980	48,693
Other short-term borrowings	-	48,500
Junior subordinated debentures	25,773	57,734
Senior notes	44,375	44,270
Notes payable and other borrowings	23,393	6,673
Other liabilities	36,156	25,062
Total liabilities	2,733,750	2,357,681

Stockholders’ Equity
Common stock	34,957	34,854
Additional paid-in capital	122,212	120,657
Retained earnings	236,579	213,723
Accumulated other comprehensive income	14,762	4,562
Treasury stock	(101,423)	(95,932)
Total stockholders’ equity	307,087	277,864
Total liabilities and stockholders’ equity	$3,040,837	$2,635,545

	December 31, 2020	December 31, 2019
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,853,757
Shares outstanding	29,328,723	29,931,809
Treasury shares	5,628,661	4,921,948

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income
Loans, including fees	$90,923	$97,719	$88,769
Loans held-for-sale	306	133	127
Securities:
Taxable	6,773	9,256	9,577
Tax exempt	5,471	7,425	8,341
Dividends from FHLBC and FRBC stock	484	602	469
Interest bearing deposits with financial institutions	258	459	334
Total interest and dividend income	104,215	115,594	107,617
Interest expense
Savings, NOW, and money market deposits	1,569	2,960	2,156
Time deposits	5,033	6,736	5,829
Securities sold under repurchase agreements	202	577	462
Other short-term borrowings	179	1,755	1,429
Junior subordinated debentures	2,215	3,724	3,716
Senior notes	2,692	2,699	2,688
Notes payable and other borrowings	574	384	398
Total interest expense	12,464	18,835	16,678
Net interest and dividend income	91,751	96,759	90,939
Provision for credit losses	10,413	1,600	1,228
Net interest and dividend income after provision for credit losses	81,338	95,159	89,711
Noninterest income
Trust income	6,409	6,655	6,417
Service charges on deposits	5,512	7,715	7,328
Secondary mortgage fees	1,654	772	696
Mortgage servicing rights mark to market loss	(3,999)	(2,662)	(734)
Mortgage servicing income	1,950	1,881	1,939
Net gain on sales of mortgage loans	15,519	5,112	3,791
Securities (losses) gains, net	(25)	4,511	360
Change in cash surrender value of BOLI	1,233	1,415	984
Death benefit realized on BOLI	57	872	1,026
Card related income	5,532	5,861	5,663
Gains on disposal and transfer of fixed assets, net	-	32	-
Other income	3,645	3,636	3,883
Total noninterest income	37,487	35,800	31,353
Noninterest expense
Salaries and employee benefits	49,547	46,869	44,161
Occupancy, furniture and equipment	8,498	8,289	6,915
Computer and data processing	5,143	5,631	6,745
FDIC insurance	597	176	653
General bank insurance	1,030	1,002	1,040
Amortization of core deposit intangible	494	539	387
Advertising expense	298	1,225	1,567
Card related expense	2,195	1,956	1,985
Legal fees	761	675	835
Other real estate expense, net	651	423	396
Other expense	12,203	12,317	12,444
Total noninterest expense	81,417	79,102	77,128
Income before income taxes	37,408	51,857	43,936
Provision for income taxes	9,583	12,402	9,924
Net income	$27,825	$39,455	$34,012

Basic earnings per share	$0.94	$1.32	$1.14
Diluted earnings per share	0.92	1.30	1.12
Dividends declared per share	0.04	0.04	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	(unaudited)
	Year Ended December 31,
	2020	2019	2018
Net Income	$27,825	$39,455	$34,012

Unrealized holding gains (losses) on available-for-sale securities arising during the period	14,690	19,630	(9,053)
Related tax (expense) benefit	(4,122)	(5,521)	2,554
Holding gains (losses) after tax on available-for-sale securities	10,568	14,109	(6,499)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(25)	4,511	360
Related tax benefit (expense)	7	(1,267)	(100)
Net realized (losses) gains after tax	(18)	3,244	260
Other comprehensive income (loss) on available-for-sale securities	10,586	10,865	(6,759)

Changes in fair value of derivatives used for cash flow hedges	(533)	(3,092)	1,230
Related tax benefit (expense)	147	868	(348)
Other comprehensive (loss) income on cash flow hedges	(386)	(2,224)	882

Total other comprehensive income (loss)	10,200	8,641	(5,877)
Total comprehensive income	$38,025	$48,096	$28,135

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
Balance, December 31, 2017	$2,239	$(760)	$1,479
Reclassification of stranded tax effects	482	(163)	319
Other comprehensive (loss) income, net of tax	(6,759)	882	(5,877)
Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)

Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	10,865	(2,224)	8,641
Balance, December 31, 2019	$6,827	$(2,265)	$4,562

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	10,586	(386)	10,200
Balance, December 31, 2020	$17,413	$(2,651)	$14,762

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$27,825	$39,455	$34,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	2,329	2,726	2,969
Securities losses (gains), net	25	(4,511)	(360)
Provision for credit losses	10,413	1,600	1,228
Originations of loans held-for-sale	(384,379)	(164,696)	(133,930)
Proceeds from sales of loans held-for-sale	388,538	168,472	137,622
Net gains on sales of mortgage loans	(15,519)	(5,112)	(3,791)
Mortgage servicing rights mark to market loss	3,999	2,662	734
Net discount from accretion on loans	(911)	(1,025)	(1,703)
Net change in cash surrender value of BOLI	(1,233)	(1,415)	(984)
Net gains on sale of other real estate owned	(204)	(264)	(792)
Provision for other real estate owned valuation losses	357	519	581
Depreciation of fixed assets and amortization of leasehold improvements	2,798	2,462	2,423
Amortization of core deposit intangibles	494	539	387
Change in current income taxes receivable	811	1,546	1,678
Deferred tax (benefit) expense	(646)	6,436	9,840
Change in accrued interest receivable and other assets	(17,692)	(6,350)	1,218
Accretion of purchase accounting adjustment on time deposits	-	(38)	(100)
Amortization of purchase accounting adjustment on notes payable and other borrowings	27	92	81
Amortization of junior subordinated debentures issuance costs	643	48	47
Amortization of senior notes issuance costs	105	112	100
Change in accrued interest payable and other liabilities	6,118	6,863	1,390
Stock based compensation	2,089	2,516	2,257
Net cash provided by operating activities	25,987	52,637	54,907
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	48,054	41,752	40,641
Proceeds from sales of securities available-for-sale	18,006	191,298	94,663
Purchases of securities available-for-sale	(65,229)	(159,544)	(75,044)
Proceeds from sales of FHLBC/FRBC stock	-	6,875	6,754
Purchases of FHLBC/FRBC stock	-	(3,359)	(8,470)
Net change in loans	(103,887)	(34,440)	(52,706)
Purchases of BOLI policies	(590)	-	-
Proceeds from claims on BOLI, net of claims receivable	484	1,196	1,204
Proceeds from sales of other real estate owned, net of participations and improvements	3,275	2,779	4,723
Net purchases of premises and equipment	(3,921)	(4,345)	(1,895)
Cash paid for acquisition, net of cash and cash equivalents retained	-	-	(35,711)
Net cash (used in) provided by investing activities	(103,808)	42,212	(25,841)
Cash flows from financing activities
Net change in deposits	410,324	10,114	(54,650)
Net change in securities sold under repurchase agreements	18,287	2,061	11,091
Net change in other short-term borrowings	(48,500)	(101,000)	23,625
Redemption of junior subordinated debentures	(32,604)	-	-
Issuance of term note	20,000	-	-
Repayment of term note	(3,000)	-	-
Net change in notes payable and other borrowings, excluding term note	(307)	(8,798)	(8,069)
Proceeds from exercise of stock options	-	32	33
Dividends paid on common stock	(1,186)	(1,195)	(1,189)
Purchase of treasury stock	(5,922)	(666)	(505)
Net cash provided by (used in) financing activities	357,092	(99,452)	(29,664)
Net change in cash and cash equivalents	279,271	(4,603)	(598)
Cash and cash equivalents at beginning of period	50,632	55,235	55,833
Cash and cash equivalents at end of period	$329,903	$50,632	$55,235

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
Supplemental cash flow information	2020	2019	2018
Income taxes paid, net	$7,922	$4,425	$20
Interest paid for deposits	7,255	9,686	7,644
Interest paid for borrowings	5,093	9,073	8,323
Non-cash transfer of loans to other real estate owned	898	863	2,915

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			34,012			34,012
Other comprehensive loss, net of tax				(5,877)		(5,877)
Dividends declared and paid, ($0.04 per share)			(1,189)			(1,189)
Vesting of restricted stock	91	(926)			835	-
Reclassification of stranded tax effects			(319)	319		-
Stock option exercised	3	8			22	33
Stock based compensation		2,257				2,257
Purchase of treasury stock from taxes withheld on stock awards					(505)	(505)
Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			39,455			39,455
Other comprehensive income, net of tax				8,641		8,641
Dividends declared and paid, ($0.04 per share)			(1,195)			(1,195)
Vesting of restricted stock	132	(634)			502	-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		2,516				2,516
Purchase of treasury stock from taxes withheld on stock awards					(666)	(666)
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864

Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13 (CECL)			(3,783)			(3,783)
Net income			27,825			27,825
Other comprehensive income, net of tax				10,200		10,200
Dividends declared and paid, ($0.04 per share)			(1,186)			(1,186)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		2,089				2,089
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(5,499)	(5,499)
Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Station I, LLC, which holds property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2020 presentation.

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

Segment Reporting –The Company has one operating segment, which is community banking.  While our management monitors the revenue streams of our various products and services, the Company’s operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located within Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers surround or are within the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within this market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-earning deposits in other financial institutions, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.  The classification of cash and cash equivalents includes those assets held in the form of cash or liquid instruments with an original maturity of 90 days or less.

Securities – All of the Company’s securities are classified as available-for-sale, and are carried at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity as a separate component of accumulated other comprehensive income (loss).

Realized securities gains or losses, which are reported in securities gains (losses), net, in the Consolidated Statements of Income, are recognized on a trade date basis and are determined using the specific identification method.  Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method.

The Company has made a policy election to exclude accrued interest income from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets. A debt security is placed on nonaccrual status at the time we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest for a security placed on nonaccrual is reversed against interest income. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, prior to the recovery of its amortized cost basis. If either of the above criteria is met, the security’s amortized cost basis is written down to fair value through earnings. When the criteria above is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we review changes to the rating of the security by a rating agency, an increase in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of taxes.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Loans – Loans held-for-investment are carried at the principal amount outstanding, net of premiums and discounts associated with acquisition date fair value adjustments on acquired loans, deferred loan fees and costs, and any direct principal charge-offs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets in the Consolidated Balance Sheets.

Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred and amortized over the life of the related loans or commitments as a yield adjustment. Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other related fees are recognized as fee income when earned.

Past Due and Nonaccrual Loans

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Generally, loans are placed on nonaccrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash basis method, interest income is recorded when the payment is received in cash. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

Troubled Debt Restructurings (“TDRs”)

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

Purchase Credit Deteriorated (PCD) Loans

Purchased credit deteriorated loans (“PCD loans”) are purchased loans, that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

On January 1, 2020, the Company implemented ASU No. 2016-13, “Financial Instruments – Credit Measurement of Credit Losses on Financial Instruments (Topic 326),” also known as Current Expected Credit Losses, or CECL.  As a result of CECL implementation, the Company’s purchase credit impaired loans (“PCI loans”) became PCD loans.

Allowance for Credit Losses (“ACL”)

ACL on Loans

The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans.  The Company’s estimate of the ACL for loans reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

Determination of the ACL on loans is inherently subjective in nature since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  While each component of the ACL on loans is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist.  The type of credit composition and risk characteristics of each portfolio segment are as follows:

Commercial loans – Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other commercial and industrial business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.  The Company classifies five different risk levels for this segment to assign a loss rate based on historical losses, and also performs an analysis using expectations for the weighted risk rating trends to run a regression analysis to a severe loss scenario to determine adjustments needed within the special mention and substandard sub-segments.

Lease financing receivables – Lease financing receivables are subject to underwriting standards and processes similar to commercial loans.  These loans are often secured by equipment or transportation assets, and are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  In accordance with accounting standards, a peer group has been identified and is used to estimate losses for this portfolio, as this segment is relatively new to the Company and more than four years of the Company’s own historical loss data is not available.

Real estate - commercial loans – Real estate - commercial loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.  The real estate – commercial segments utilized for the ACL on loans are:

●	CRE owner occupied – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver.
●	CRE investor – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver. The primary difference between this segment and CRE owner occupied is within the slightly elevated historical loss rates and qualitative factors used, as the CRE investor properties are sponsored compared to owner occupied.

Real estate – construction loans – The Company defines real estate - construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement or development of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.  The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections.

Real estate - residential loans – These are loans that are extended to purchase or refinance 1-4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1-4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. The real estate – residential segments utilized for the ACL on loans are:

●	Residential owner-occupied – the Company applies historical loss rates from periods with like characteristics as the current period, with a longer remaining life (6.0 years) than other segments, due to the usually longer-term nature of these loans.
●	Residential investor – the Company applies historical loss rates from periods with like characteristics as the current period, with a slightly longer remaining life (4.5 years) than other segments, but shorter duration than residential owner-occupied.
●	Multifamily – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver.

Home equity lines of credit (“HELOCs”)  – These are lines of credit that are extended to refinance 1-4 family residential dwellings, or to finance the borrower’s needs and collateralized by the borrower’s residence.  These lines may be fixed or variable in nature, and the home serving as collateral may also have a first lien outstanding. The HELOC segments utilized for the ACL on loans are:

●	HELOC legacy - The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections.
●	HELOC purchased - The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections; in addition, the peer data source used for loss rate analysis is the correspondent bank from which we purchased the HELOCs.

Consumer loans – Consumer loans include loans extended primarily for consumer and household purposes.  These also include overdrafts and other items not captured by the definitions above.  The primary loss factor for this segment included the unemployment rate forecast for the next twelve months.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static analysis for construction, residential investor, residential owner occupied and the legacy HELOC segments; and (iii) a WARM (weighted average remaining life) methodology is used for lease financing receivables, HELOCs purchased, and consumer segments.  For loan pools sub-segmented by risk level, which include commercial, real estate-commercial and multifamily segments, linear regression methods were utilized along with expected industry performance over the next twelve months to determine what level of qualitative adjustment would be necessary to account for expected risk rating migration.  This methodology relied heavily on existing and anticipated weighted risk ratings by industry or property type. The forecast period used for each segment calculation was one year. In addition, the Company applies qualitative adjustments to each different loan or lease segment, as described below.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Such loans evaluated individually are not also included in the collective evaluation. The amount of expected credit loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. When management determines that foreclosure is probable, the amount of credit loss is determined using the fair value of collateral, less costs to sell.

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

ACL on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The ACL related to off-balance sheet credit exposures, which is within other liabilities on the Company’s Consolidated Balance Sheets, is estimated at each balance sheet date under the CECL model, and is adjusted as determined necessary through the provision for credit losses on the income statement.  The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the ACL.  Any reduction in OREO carrying value within 90 days of transfer to OREO would be charged to the ACL.  If the fair value of the property when acquired, less estimated costs to sell, is greater than the net book value of the loan, a gain on transfer is recorded. If a determination is made more than 90 days after the transfer to OREO that the fair value for the OREO property has declined, an OREO valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense in the Consolidated Statements of Income.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer of the loan to OREO.  Operating costs after acquisition are also expensed.

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

Mortgage loans that the Company is servicing for others aggregated to $793.5 million and $723.4 million at December 31, 2020, and 2019, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Goodwill and Core Deposit Intangible – Goodwill is the excess of an acquisition’s purchase price over the fair value of identified net assets acquired in an acquisition and is evaluated at least annually for impairment.  The Company performs its annual evaluation for goodwill impairment at November 30 each year and may elect to perform a quantitative or qualitative analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. In addition, the Company evaluates goodwill impairment on an interim basis if events or changes in circumstances indicate the asset might be impaired.  The factors reviewed by the Company when completing a qualitative analysis include, but are not limited to, macroeconomic data, industry specific data, current market conditions, and the Company’s overall financial performance.

Due to the significant deteriorations of economic conditions stemming from the COVID-19 pandemic in the first quarter of 2020, the Company assessed impairment indicators and determined it was more likely than not the Company’s fair value exceeded its carrying value.  Due to the decline in the trading price of our common stock and an elevated U.S. unemployment rate, we performed interim impairment evaluations at March 31, June 30 and September 30, 2020. At each quarter-end, we analyzed the current and expected impact of the pandemic on our business, operations, and financial condition and determined it was more likely than not the Company’s fair value exceeded its carrying value, as the negative market indicators were not observed over a sustained period of time. We performed our annual impairment test at November 30, 2020, and elected to first conduct a qualitative analysis to determine if a quantitative analysis was necessary. We analyzed the changes in the negative market indicators discussed above from September 30, 2020, the date of the most recent interim impairment test, to November 30, 2020. The result of this comparison showed an improvement in the U.S. unemployment rate from 7.9% to 6.7%, and an increase in the trading price of our common stock of 28.8%. We also analyzed the impact of the pandemic on our business, operations, and financial condition prior to November 30, 2020 as well as the expected impact in the future, in light of the improving trends discussed above. As a result of the November 30, 2020, qualitative analysis, we determined goodwill was not impaired as it was more likely than not the Company’s fair value exceeded its carrying value. Accordingly, a quantitative analysis was not performed.

The Company’s November 30, 2019, qualitative goodwill assessment resulted in the Company determining goodwill was not impaired, as it was more likely than not the Company’s fair value exceeded its carrying value.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2020, $2.2 million of CDI remained, stemming from the Company’s purchase of ABC Bank in 2018 and the Talmer branch purchase in 2016.  Total CDI amortization expense of $494,000, $539,000 and $387,000 was recorded in 2020, 2019, and 2018, respectively. The expected future annual amortization expense for each of the next five years (2021-2025) is approximately $459,000, $421,000, $379,000, $331,000, and $274,000.

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

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction, and in the states of Illinois, Indiana, Texas, Wisconsin and Florida.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Any change in tax rates will be recorded in the period in which the law is enacted.

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

As of December 31, 2020 and 2019, the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2020 and 2019.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2017 to 2019, the state of Illinois from 2017 to 2019, the states of Wisconsin and Indiana from 2010 to 2019, the state of Texas from 2016 to 2019, and Florida for 2019.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and, for periods prior to 2020, under the common stock warrant originally issued to preferred stockholders.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2016-13 - In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326)”, also known as Current Expected Credit Losses, or “CECL”.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology reflects expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology also requires available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs through an other than temporary impairment analysis.  In addition, an allowance is established for the credit risk related to unfunded commitments.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and was adopted by the Company as of January 1, 2020.

Based on our portfolio composition at December 31, 2019, and the economic environment at that time, we recorded an overall increase in our ACL for loans and leases of $5.9 million and an ACL for unfunded commitments of $1.7 million as of January 1, 2020, the date we adopted CECL.  Approximately $2.5 million of the increase to the ACL on loans resulted from the transfer of the non-accretable purchase accounting adjustments on purchased credit impaired loans.  There was no impact from adoption of CECL on securities available-for sale. As a result of the adoption of this new standard on January 1, 2020, we recorded a reduction to retained earnings of approximately $3.8 million, which was net of the $1.4 million deferred tax asset impact stemming from adoption.

ASU 2018-16, ASU 2020-04 and ASU 2021-01 - In October 2018 the FASB issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.

The Company has formed a LIBOR transition team, and has developed a project plan to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company has completed the International Swaps and Derivatives Association (“ISDA”) protocol adherence for LIBOR fallback language for all commercial swaps, has met with our commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by our Bank for new loans to ensure appropriate fallback language is included.  We continue to meet regularly to address ongoing talks on the project plan, such as structuring final transition timelines to cease the issuance of any LIBOR referenced products.  This project is ongoing, but the Company anticipates being ready for the proposed LIBOR cessation at the end of 2021.

Subsequent Events

On January 19, 2021, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on February 8, 2021, to stockholders of record as of January 29, 2021.

Note 2: Cash and Due from Banks

At December 31, 2019, the Bank was required to maintain average balances on hand or with the FRBC of $12.4 million.  As of March 26, 2020, the FRBC eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement at December 31, 2020.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 3: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,014	$103	$-	$4,117
U.S. government agencies	6,811	-	(154)	6,657
U.S. government agencies mortgage-backed	16,098	1,112	(1)	17,209
States and political subdivisions	229,352	21,269	(1,362)	249,259
Collateralized mortgage obligations	53,999	2,866	(280)	56,585
Asset-backed securities	130,959	1,370	(511)	131,818
Collateralized loan obligations	30,728	15	(210)	30,533
Total securities available-for-sale	$471,961	$26,735	$(2,518)	$496,178

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,010	$26	$-	$4,036
U.S. government agencies	8,502	-	(165)	8,337
U.S. government agencies mortgage-backed	16,164	443	(19)	16,588
States and political subdivisions	240,399	11,207	(2,431)	249,175
Collateralized mortgage obligations	57,059	963	(38)	57,984
Asset-backed securities	82,114	617	(887)	81,844
Collateralized loan obligations	66,898	29	(243)	66,684
Total securities available-for-sale	$475,146	$13,285	$(3,783)	$484,648

1 Excludes interest receivable of $2.7 million and $3.2 million at December 31, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

FHLBC stock was $3.7 million at December 31, 2020 and December 31, 2019.  FRBC stock was $6.2 million at December 31, 2020 and December 31, 2019.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $335.8 million as of December 31, 2020, were pledged to secure deposits and borrowings, and for other purposes, an increase from $320.8 million at year-end 2019.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2020, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$423	2.09%	$427
Due after one year through five years	5,833	2.11	6,062
Due after five years through ten years	27,802	2.33	29,027
Due after ten years	206,119	3.02	224,517
	240,177	2.92	260,033
Mortgage-backed and collateralized mortgage obligations	70,097	2.95	73,794
Asset-backed securities	130,959	1.37	131,818
Collateralized loan obligations	30,728	2.04	30,533
Total securities available-for-sale	$471,961	2.44%	$496,178

At December 31, 2020, the Company’s investments include asset-backed securities totaling $105.0 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2020, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2020 was less than 1.0%.

The Company has accumulated the securities issued from one originator that individually amounted to over 10% of the Company’s stockholders equity.  The amortized cost and fair value of securities related to this issuer are as follows:

	December 31, 2020
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	33,198	35,479

Securities with unrealized losses with no corresponding allowance for credit losses at December 31,  aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$154	$6,657	4	$154	$6,657
U.S. government agencies mortgage-backed	1	1	141	-	-	-	1	1	141
States and political subdivisions	-	-	-	1	1,362	3,433	1	1,362	3,433
Collateralized mortgage obligations	4	279	8,142	1	1	146	5	280	8,288
Asset-backed securities	1	2	251	3	509	49,572	4	511	49,823
Collateralized loan obligations	1	31	7,468	4	179	21,477	5	210	28,945
Total securities available-for-sale	7	$313	$16,002	13	$2,205	$81,285	20	$2,518	$97,287

	Less than 12 months			12 months or more
December 31, 2019	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$165	$8,337	4	$165	$8,337
U.S. government agencies mortgage-backed	3	10	3,018	2	9	843	5	19	3,861
States and political subdivisions	6	1,665	41,043	2	766	6,593	8	2,431	47,636
Collateralized mortgage obligations	2	26	9,054	2	12	1,209	4	38	10,263
Asset-backed securities	4	839	54,540	1	48	3,238	5	887	57,778
Collateralized loan obligations	4	62	21,927	4	181	25,020	8	243	46,947
Total securities available-for-sale	19	$2,602	$129,582	15	$1,181	$45,240	34	$3,783	$174,822

The unrealized loss attributable to our collateral loan obligations are the result of spread widening in that sector due to the current economic environment. The unrealized loss attributable to our U.S. government agencies is associated with our SBA positions. Shortly after purchase a structural change in the SBA program occurred that led to higher prepayments which negatively affected these positions. The unrealized loss attributable to states and political subdivisions, collateralized mortgage obligations, and asset-backed securities are due to limited illiquidity as a result of a few securities with uncommon structures and lesser known issuers. The asset-backed securities are primarily backed by student loans under the FFEL program, these securities are 97% guaranteed by U.S. DOE and have a long history of no credit losses. At December 31, 2020, we have no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2020	2019	2018
Proceeds from sales of securities	$18,006	$191,298	$94,663
Gross realized gains on securities	17	5,521	369
Gross realized losses on securities	(42)	(1,010)	(9)
Net realized (losses) gains	$(25)	$4,511	$360
Income tax (expense) benefit on net realized gains (losses)	$7	$(1,267)	$(100)
Effective tax rate applied	28.0%	28.1%	27.8%

Note 4: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	2020	2019
Commercial [1]	$407,159	$332,842
Leases	141,601	119,751
Commercial real estate - Investor	582,042	520,095
Commercial real estate - Owner occupied	333,070	345,504
Construction	98,486	69,617
Residential real estate - Investor	56,137	71,105
Residential real estate - Owner occupied	116,388	136,023
Multifamily	189,040	189,773
HELOC	80,908	91,605
HELOC - Purchased	19,487	31,852
Other [2]	10,533	12,258
Total loans, excluding deferred loan costs and PCI loans [3]	2,034,851	1,920,425
Net deferred loan costs	-	1,786
Total loans, excluding PCI loans [3]	2,034,851	1,922,211
PCI loans	-	8,601
Total loans, including deferred loan costs and PCI loans [3]	$2,034,851	$1,930,812
Allowance for credit losses on loans	(33,855)	(19,789)
Net loans [4]	$2,000,996	$1,911,023

1 Includes $74.1 million of PPP loans at December 31, 2020

2  Unless otherwise noted, the “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3  After the Company’s adoption of CECL, all PCD loans are included within each relevant portfolio segment and are not separately reported as PCI loans.

4  Excludes accrued interest receivable of $7.0 million and $6.5 million at December 31, 2020 and December 31, 2019, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 72.5% and 75.4% of the portfolio at December 31, 2020 and December 31, 2019, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

The following table represent the activity in the ACL for loans for the year ended December 31, 2020:

		Impact of	Provision
	Beginning	Adopting	for Credit			Ending
	Balance	ASC 326	Losses	Charge-offs	Recoveries	Balance

Commercial	$3,015	$(292)	$72	$39	$56	$2,812
Leases	1,262	501	2,233	206	98	3,888
Commercial real estate - Investor	6,218	(741)	4,075	512	165	9,205
Commercial real estate - Owner occupied	3,678	(848)	487	1,763	697	2,251
Construction	513	1,334	2,095	60	172	4,054
Residential real estate - Investor	601	740	350	8	57	1,740
Residential real estate - Owner occupied	1,257	1,320	(107)	43	287	2,714
Multifamily	1,444	1,732	449	-	-	3,625
HELOC	1,161	1,526	(1,198)	127	387	1,749
HELOC - Purchased	-	-	265	66	-	199
Other	640	607	445	244	170	1,618
Ending Balance, December 31, 2020	$19,789	$5,879	$9,166	$3,068	$2,089	$33,855

The following table presents activity in the allowance for loan and lease losses for the years ended December 31, 2019 and December 31, 2018, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Commercial	$2,832	$218	$109	$74	$3,015
Leases	734	577	49	-	1,262
Commercial real estate - Investor	6,339	(497)	303	679	6,218
Commercial real estate - Owner occupied	3,515	874	716	5	3,678
Construction	969	(448)	9	1	513
Residential real estate - Investor	554	43	7	11	601
Residential real estate - Owner occupied	1,377	(86)	111	77	1,257
Multifamily	616	813	-	15	1,444
HELOC	1,449	(351)	109	172	1,161
HELOC - Purchased	-	229	229	-	-
Other	621	228	409	200	640
Ending Balance, December 31, 2019	$19,006	$1,600	$2,051	$1,234	$19,789

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Commercial	$2,453	$263	$41	$157	$2,832
Leases	692	55	13	-	734
Commercial real estate - Investor	5,020	2,255	1,376	440	6,339
Commercial real estate - Owner occupied	3,157	523	172	7	3,515
Construction	923	(5)	(16)	35	969
Residential real estate - Investor	542	(110)	(13)	109	554
Residential real estate - Owner occupied	1,304	(784)	(10)	847	1,377
Multifamily	1,345	(941)	(22)	190	616
HELOC	1,446	(214)	147	364	1,449
HELOC - Purchased	-	-	-	-	-
Other	579	186	409	265	621
Ending Balance, December 31, 2018	$17,461	$1,228	$2,097	$2,414	$19,006

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31, 2020:

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,070	$-	$55	$1,125	$56
Leases	-	-	2,377	597	2,974	880
Commercial real estate - Investor	4,179	-	-	-	4,179	84
Commercial real estate - Owner occupied	9,726	-	-	-	9,726	195
Construction	1,891	-	-	-	1,891	952
Residential real estate - Investor	928	-	-	-	928	-
Residential real estate - Owner occupied	3,535	-	-	-	3,535	10
Multifamily	3,838	-	-	-	3,838	378
HELOC	1,053	-	-	-	1,053	78
HELOC - Purchased	-	-	-	-	-	-
Other	-	-	-	4	4	4
Total	$25,150	$1,070	$2,377	$656	$29,253	$2,637

Aged analysis of past due loans by class of loans as of December 31, were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2020 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$-	$52	$52	$407,107	$407,159	$-
Leases	613	59	316	988	140,613	141,601	163
Commercial real estate - Investor	1,439	-	1,108	2,547	579,495	582,042	-
Commercial real estate - Owner occupied	1,848	958	7,309	10,115	322,955	333,070	-
Construction	1,237	-	-	1,237	97,249	98,486	-
Residential real estate - Investor	1,022	20	484	1,526	54,611	56,137	157
Residential real estate - Owner occupied	859	286	717	1,862	114,526	116,388	114
Multifamily	3,282	467	-	3,749	185,291	189,040	-
HELOC	549	50	206	805	80,103	80,908	-
HELOC - Purchased	47	-	-	47	19,440	19,487	-
Other	20	-	-	20	10,513	10,533	-
Total	$10,916	$1,840	$10,192	$22,948	$2,011,903	$2,034,851	$434

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

There were 499 loans which totaled $231.3 million modified under the CARES Act.  As of December 31, 2020, 51 loans of the original 499 loans deferred, or $32.7 million, had an active deferral request and were in compliance with modified terms; 448 loans which totaled $198.6 million had resumed payments or paid off.  Details of loans in active deferral is below:

December 31, 2020	1st Deferral	2nd Deferral	3rd Deferral	Total
Loans modified under CARES Act, in deferral	$9,431	$19,906	$3,408	$32,745
Loans modified under CARES Act, in nonaccrual, within deferral above	999	1,230	2,121	4,350

The following table presents the age analysis of past due loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2019	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$1,271	$925	$2,103	$4,299	$328,399	$144	$332,842	$2,132
Leases	362	-	81	443	118,979	329	119,751	128
Commercial real estate - Investor	626	95	343	1,064	517,336	1,695	520,095	348
Commercial real estate - Owner occupied	2,469	1,026	-	3,495	336,829	5,180	345,504	-
Construction	26	-	-	26	69,498	93	69,617	-
Residential real estate - Investor	141	125	-	266	70,051	788	71,105	-
Residential real estate - Owner occupied	3,450	1,351	-	4,801	128,650	2,572	136,023	-
Multifamily	10	1,700	-	1,710	187,995	68	189,773	-
HELOC	735	50	18	803	89,438	1,364	91,605	20
HELOC - Purchased	-	-	-	-	31,672	180	31,852	-
Other [1]	28	-	-	28	13,997	19	14,044	-
Total, excluding PCI	9,118	5,272	2,545	16,935	1,892,844	12,432	1,922,211	2,628
PCI loans, net of purchase accounting adjustments	261	-	-	261	5,377	2,963	8,601	-
Total	$9,379	$5,272	$2,545	$17,196	$1,898,221	$15,395	$1,930,812	$2,628

1  The “Other” class includes consumer loans, overdrafts and net deferred costs.

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

	December 31, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
	Nonaccrual	With no ACL	Nonaccrual	With no ACL
Commercial	$1,125	$1,070	$144	$-
Leases	2,638	309	329	70
Commercial real estate - Investor	1,632	1,632	1,695	1,590
Commercial real estate - Owner occupied	9,262	6,780	5,180	2,366
Construction	-	-	93	93
Residential real estate - Investor	928	928	788	788
Residential real estate - Owner occupied	3,206	3,206	2,572	2,475
Multifamily	2,437	2,437	68	68
HELOC	1,052	845	1,364	1,154
HELOC - Purchased	-	-	180	180
Other[1]	-	-	19	2
Total, excluding PCI loans	22,280	17,207	12,432	8,786
PCI loans, net of purchase accounting adjustments	-	-	2,963	2,963
Total	$22,280	$17,207	$15,395	$11,749

The Company recognized $70,000 of interest on nonaccrual loans during the year ended December 31, 2020. The amount of accrued interest reversed against interest income totaled $377,000 for the year ended December 31, 2020.

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

Credit Quality Indicators by class of loans as of December 31, were as follows:

								Revolving
								Loans
								Converted
							Revolving	To Term
	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
Commercial
Pass	$101,796	$42,294	$14,519	$6,265	$1,825	$1,691	$230,388	$-	$398,778
Special Mention	5,130	425	68	-	3	-	76	-	5,702
Substandard	273	52	1,524	-	-	-	830	-	2,679
Total commercial	107,199	42,771	16,111	6,265	1,828	1,691	231,294	-	407,159

Leases
Pass	56,605	52,168	16,830	6,545	5,242	651	-	-	138,041
Special Mention	175	163	-	-	-	-	-	-	338
Substandard	-	1,434	798	59	450	481	-	-	3,222
Total leases	56,780	53,765	17,628	6,604	5,692	1,132	-	-	141,601

Commercial real estate - Investor
Pass	173,781	158,677	92,156	66,762	55,963	15,966	1,319	-	564,624
Special Mention	2,394	9,592	220	-	95	-	-	-	12,301
Substandard	2,709	1,126	71	-	340	871	-	-	5,117
Total commercial real estate - investor	178,884	169,395	92,447	66,762	56,398	16,837	1,319	-	582,042

Commercial real estate - Owner occupied
Pass	72,605	52,809	73,719	45,315	50,000	25,507	1,324	-	321,279
Special Mention	604	-	-	-	-	-	-	-	604
Substandard	1,564	2,154	1,780	1,664	501	3,524	-	-	11,187
Total commercial real estate - owner occupied	74,773	54,963	75,499	46,979	50,501	29,031	1,324	-	333,070

Construction
Pass	50,170	24,163	7,203	539	218	1,261	9,702	-	93,256
Special Mention	38	-	-	-	-	-	-	-	38
Substandard	-	3,135	2,057	-	-	-	-	-	5,192
Total construction	50,208	27,298	9,260	539	218	1,261	9,702	-	98,486

Residential real estate - Investor
Pass	9,371	14,194	8,522	7,775	2,431	11,184	1,144	-	54,621
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	349	-	610	-	91	466	-	-	1,516
Total residential real estate - investor	9,720	14,194	9,132	7,775	2,522	11,650	1,144	-	56,137

Residential real estate - Owner occupied
Pass	18,308	23,450	10,808	15,409	10,394	31,325	2,654	-	112,348
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	47	-	412	219	526	2,836	-	-	4,040
Total residential real estate - owner occupied	18,355	23,450	11,220	15,628	10,920	34,161	2,654	-	116,388

Multifamily
Pass	40,671	30,849	44,301	38,133	12,147	7,735	197	-	174,033
Special Mention	-	6,901	-	548	-	-	-	-	7,449
Substandard	69	-	4,254	927	118	2,190	-	-	7,558
Total multifamily	40,740	37,750	48,555	39,608	12,265	9,925	197	-	189,040

HELOC
Pass	2,511	2,174	1,679	2,120	504	803	69,483	-	79,274
Special Mention	-	-	-	-	-	-	94	-	94
Substandard	-	-	86	37	271	91	1,055	-	1,540

Total HELOC	2,511	2,174	1,765	2,157	775	894	70,632	-	80,908

HELOC - Purchased
Pass	-	-	-	-	-	19,487	-	-	19,487
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total HELOC - purchased	-	-	-	-	-	19,487	-	-	19,487

Other
Pass	1,555	574	569	229	559	341	6,702	-	10,529
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	4	-	-	-	-	-	4
Total other	1,555	574	573	229	559	341	6,702	-	10,533

Total loans
Pass	527,373	401,352	270,306	189,092	139,283	115,951	322,913	-	1,966,270
Special Mention	8,341	17,081	288	548	98	-	170	-	26,526
Substandard	5,011	7,901	11,596	2,906	2,297	10,459	1,885	-	42,055
Total loans	$540,725	$426,334	$282,190	$192,546	$141,678	$126,410	$324,968	$-	$2,034,851

Credit quality indicators by loan segment at December 31, 2019 were as follows:

December 31, 2019		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial	$307,948	$13,206	$11,688	$-	$332,842
Leases	119,045	377	329	-	119,751
Commercial real estate - Investor	510,640	4,529	4,926		520,095
Commercial real estate - Owner occupied	330,891	6,657	7,956	-	345,504
Construction	69,355	-	262	-	69,617
Residential real estate - Investor	69,715	-	1,390	-	71,105
Residential real estate - Owner occupied	132,258	134	3,631	-	136,023
Multifamily	187,560	1,710	503	-	189,773
HELOC	89,804	12	1,789	-	91,605
HELOC - Purchased	31,672	-	180	-	31,852
Other [1]	13,685	-	359	-	14,044
Total, excluding PCI loans	$1,862,573	$26,625	$33,013	$-	$1,922,211
PCI loans, net of purchase accounting adjustments	573	261	7,767	-	8,601
Total	$1,863,146	$26,886	$40,780	$-	$1,930,812

1 The “Other” class includes consumer, overdrafts and net deferred costs.

The Company had $546,000 and $831,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2020 and December 31, 2019, respectively.

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

The amount of expected loan losses for TDRs is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31,

2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.

The number of loans that were modified during the period, including the amortized cost basis pre- and post-modification are summarized as follows:

	TDR Modifications
	Year Ended December 31, 2020
	# of	Pre-modification	Post-modification
	contracts	balance	balance
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	3	$410	$395
Total	3	$410	$395

	TDR Modifications
	Year Ended December 31, 2019
	# of	Pre-modification	Post-modification
	contracts	balance	balance
Troubled debt restructurings
Commercial real estate - Investor
Other[2]	2	$1,217	$1,200
Commercial real estate - Owner Occupied
Deferral[3]	1	421	418
Residential real estate - Owner occupied
HAMP[1]	3	399	293
HELOC
Other[2]	1	39	38
Total	7	$2,076	$1,949

1 HAMP: Home Affordable Modification Program

2 Other: Change of terms from bankruptcy court

3 Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2020 and $39,000 of HELOC TDRs that defaulted during year 2019.

As of December 31, 2020 and 2019, there were no commitments to lend additional funds to debtors whose terms have been modified in a TDR.

There were no loans purchased and/or sold during year 2020.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2020	2019
Beginning balance	$961	$1,417
New loans	644	634
Repayments and other reductions	(822)	(1,025)
Change in related party status	-	(65)
Ending balance	$783	$961

Note 5: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2020	2019	2018
Balance at beginning of period	$5,004	$7,175	$8,371
Property additions, net of acquisition adjustments	898	872	3,316
Property improvements	-	-	59
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	3,071	2,515	3,990
Period valuation adjustments	357	519	581
Other adjustments	-	9	-
Balance at end of period	$2,474	$5,004	$7,175

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2020	2019	2018
Balance at beginning of period	$6,712	$8,027	$8,208
Provision for unrealized losses	357	519	581
Reductions taken on sales	(5,426)	(1,834)	(762)
Balance at end of period	$1,643	$6,712	$8,027

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2020	2019	2018
Gain on sales, net	$(204)	$(264)	$(792)
Provision for unrealized losses	357	519	581
Operating expenses	535	173	649
Less:
Lease revenue	37	5	42
Net OREO expense	$651	$423	$396

Note 6: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2020			2019
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$18,501	$-	$18,501	$18,501	$-	$18,501
Buildings	43,579	25,909	17,670	43,457	24,912	18,545
Leasehold improvements	2,324	699	1,625	2,314	399	1,915
Furniture and equipment	51,461	43,780	7,681	47,696	42,303	5,393
Total Premises and Equipment	$115,865	$70,388	$45,477	$111,968	$67,614	$44,354

Note 7: Deposits

Major classifications of deposits at December 31, were as follows:

	2020	2019
Noninterest bearing demand	$909,505	$669,795
Savings	399,057	307,015
NOW accounts	486,612	425,792
Money market accounts	316,465	282,478
Certificates of deposit of less than $100,000	200,107	227,578
Certificates of deposit of $100,000 through $250,000	164,982	151,279
Certificates of deposit of more than $250,000	60,345	62,812
Total deposits	$2,537,073	$2,126,749

The Company had $59.1 million and $31.4 million in listing service deposits as of December 31, 2020 and 2019.  Deposits held by senior officers and directors, including their related interests, totaled $2.3 million and $2.9 million as of December 31, 2020 and 2019.

At December 31, 2020, scheduled maturities of time deposits were as follows:

2021	$349,003
2022	30,295
2023	18,308
2024	7,774
2025	20,054
Total time deposits	$425,434

Note 8: Borrowings

The following table is a summary of borrowings as of December 31, 2020:

	2020	2019
Securities sold under repurchase agreements	$66,980	$48,693
Other short-term borrowings [1]	-	48,500
Junior subordinated debentures [2]	25,773	57,734
Senior notes	44,375	44,270
Notes payable and other borrowings	23,393	6,673
Total borrowings	$160,521	$205,870

1  Includes short-term FHLBC advances and the outstanding portion of an operating line of credit.

2 See Note 9: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $67.0 million and $48.7 million at December 31, 2020 and 2019, respectively.  The fair value of the pledged collateral was $94.4 million and $70.7 million at December 31, 2020 and December 31, 2019, respectively.  At December 31, 2020, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Total FHLBC advances are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.  As of December 31, 2020, the Bank had no outstanding short-term FHLBC advances. As of December 31, 2019, the Bank had outstanding short-term FHLBC advances in the amount of $48.5 million with a weighted average interest rate of 1.78%.  As of December 31, 2020, FHLBC stock owned by the Bank was valued at $3.7 million, the fair value of securities pledged to the FHLBC was $54.7 million, and the principal balance of loans pledged was $625.8 million.  In 2018, the Bank assumed $23.4 million of long-term FHLBC advances with the ABC acquisition. At December 31, 2020, one remaining long-term FHLBC advance, which is included in notes payable and other borrowings, has a total outstanding balance of $6.4 million and is scheduled to mature over the next 5.25 years with an interest rate of 2.83%.  At December 31, 2019, these long-term FHLBC advances had a total outstanding balance of $6.7 million and were scheduled to mature over the next 6.25 years with interest rate of 2.83%. Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $459.5 million.  Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $336.9 million on December 31, 2020.

The Company also has $44.4 million of senior notes outstanding, net of deferred issuance costs, as of December 31, 2020 and $44.3 million as of December 31, 2019. The senior notes were issued in 2016, had an original maturity of ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2020 and 2019, unamortized debt issuance costs related to the senior notes were $625,000 and $730,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheets.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $17.0 million is outstanding as of December 31, 2020, with a correspondent bank, the proceeds of which were used in the redemption of the Company’s 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 9 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, with no prepayment penalties; any remaining balances are due on February 24, 2023.  The balance of this note is included within Notes payable and other borrowings on the Consolidated Balance Sheet.   The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2020	$-	-	$97,193	1.85%
2021	70,980	0.46%	-	-
2022	4,000	1.91	-	-
2023	9,000	1.91	-	-
2024	-	-	-	-
2025	-	-	-	-
Thereafter	76,541	5.24	108,677	6.11
Total borrowings	$160,521	2.86%	$205,870	4.10%

Note 9: Junior Subordinated Debentures

On March 2, 2020, the Company redeemed 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I (“OSBCP”)  and related debentures, which totaled $32.6 million.  These debentures were originally issued in 2003 for a term of 30 years at 7.80%, and subject to regulatory approval, were able to be called in whole or in part by the Company after June 30, 2008.  The Company received regulatory approval to redeem the debentures in early 2020, and notified OSBCP stockholders of the redemption in late January 2020.  Cash disbursed for the redemption, including accrued interest on the debentures, totaled $33.0 million, or $10.13 per OSBCP share.  The OSBCP redemption was funded by cash on hand and the $20 million term note discussed in Note 8 – Borrowings.  Upon redemption of the junior subordinated debentures related to OSBCP in March 2020, the Company recognized the remaining unamortized debt issuance costs of $635,000.

The Company sold $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate on June 16, 2017, a cash flow hedge was initiated, whereby the Company swapped the three-month LIBOR for a fixed rate of 2.8%.  Accordingly, the effective rate of the instrument was 4.4% as of December 31, 2020 and 2019. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Trust I and Trust II the debentures issued by the Company are disclosed on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2020 and 2019, unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and $644,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.

Under the terms of the subordinated debenture issued to Old Second Capital Trust II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock. As of December 31, 2020, the Company is current on the payments due on these securities.

Note 10: Income Taxes

Income tax expense (benefit) for the years ending December 31, were as follows:

	2020	2019	2018
Current federal	$6,269	$4,815	$-
Current state	3,960	1,151	84
Deferred federal	(135)	3,177	6,226
Deferred state	(511)	3,259	3,614
Total income tax expenses	$9,583	$12,402	$9,924

The following were the components of the deferred tax assets and liabilities as of December 31:

	2020	2019
Allowance for credit losses	$11,058	$6,082
Deferred compensation	1,093	907
Goodwill amortization/impairment	2,212	3,456
Stock based compensation	1,356	1,622
Business combination adjustments	255	1,547
OREO write-downs	614	1,931
Federal recognized built-in loss ("RBIL") carryforward	142	340
State net operating loss and RBIL carryforward	60	326
Other assets	2,182	2,270
Total deferred tax assets	18,972	18,481

Accumulated depreciation on premises and equipment	(1,237)	(746)
Mortgage servicing rights	(1,261)	(1,779)
Amortization of core deposit intangible	(171)	(144)
State tax benefits	(930)	(927)
Other liabilities	(1,481)	(1,637)
Total deferred tax liabilities	(5,080)	(5,233)
Net deferred tax asset before adjustments related to other comprehensive income	13,892	13,248
Tax effect of adjustments related to other comprehensive income	(5,771)	(1,789)
Net deferred tax asset	$8,121	$11,459

At December 31, 2020, the Company no longer has federal nor state net operating loss carryforward. The Company had $674,000 of recognized built-in loss carryforward, which is below the $945,300 limitation per year under IRC Section 382.

The components of the provision for deferred income tax expense (benefit) for the years ending December 31, were as follows:

	2020	2019	2018
Provision for credit losses	$(4,976)	$(279)	$(426)
Deferred compensation	(186)	(242)	(15)
Amortization of core deposit intangible	27	14	957
Stock based compensation	266	(245)	(511)
Business combination adjustments	1,292	985	927
OREO write-downs	1,317	406	48
Federal net operating loss and RBIL carryforward	198	1,859	5,041
State net operating loss and RBIL carryforward	266	3,708	2,986
Depreciation	491	303	59
Mortgage servicing rights	(518)	(431)	124
Goodwill amortization/impairment	1,244	1,242	1,389
State tax benefits	3	(912)	(550)
Other, net	(70)	28	(189)
Total deferred tax (benefit) expense	$(646)	$6,436	$9,840

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2020	2019	2018
Tax at statutory federal income tax rate	$7,856	$10,890	$9,227
Nontaxable interest income, net of disallowed interest deduction	(1,067)	(1,409)	(1,600)
BOLI income	(271)	(480)	(422)
State income taxes, net of federal benefit	2,570	3,496	2,927
Stock based compensation	297	(207)	(305)
Other, net	198	112	97
Total tax at effective tax rate	$9,583	$12,402	$9,924

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No significant negative evidence was noted.

Note 11: Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and the Company’s 2019 Equity Incentive Plan (the “2019 Plan”, together with the 2014 Plan, the “Plans”).  The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan is fixed at 600,000.  Following the approval of the 2019 Plan, no further awards will be granted under the 2014 Plan or any other prior plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of December 31, 2020, 354,268 shares remained available for issuance under the 2019 Plan.

The Company granted 16,500 stock options in 2009 under the 2008 Equity Incentive Plan, and there are no remaining outstanding stock options as of December 31, 2020.  No stock options were granted in 2009 through 2020.  There were 4,500 stock options exercised during each of 2019 and 2018, and no stock options exercised during 2020 At December 31, 2020, the Company had no unrecognized compensation cost related to unvested stock options as all stock options have fully vested.

A summary of stock option activity as of each year is as follows:

	2020	2019	2018
Intrinsic value of options exercised	$-	$27	$27
Cash received from option exercises	-	32	33
Tax benefit realized from option exercises	-	5	5
Weighted average fair value of options granted	-	-	-

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change the terms of particular awards including the vesting schedule.

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

Awards of restricted stock units under the Plans generally entitled holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

Total compensation cost that has been charged for the Plans was $2.1 million, $2.5 million and $2.3 million the years ending December 31, 2020, 2019 and 2018 respectively.

There were 140,944 and 171,356 restricted stock units granted during the years ending December 31, 2020 and 2019, respectively.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the years ending December 31, 2020, is as follows:

	December 31, 2020
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	555,283	$12.85
Granted	140,944	12.18
Vested	(149,952)	11.16
Forfeited	(13,666)	12.97
Unvested at December 31	532,609	$13.15

Total unrecognized compensation cost of restricted stock unit awards was $2.1 million as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.75 years.

Note 12: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2020	2019	2018
Basic earnings per share:
Weighted-average common shares outstanding	29,623,333	29,891,046	29,728,308
Net income	$27,825	$39,455	$34,012
Basic earnings per share	$0.94	$1.32	$1.14

Diluted earnings per share:
Weighted-average common shares outstanding	29,623,333	29,891,046	29,728,308
Dilutive effect of unvested restricted awards [1]	550,739	525,302	532,692
Dilutive effect of stock options and warrants	-	-	47,935
Diluted average common shares outstanding	30,174,072	30,416,348	30,308,935

Net Income	$27,825	$39,455	$34,012
Diluted earnings per share	$0.92	$1.30	$1.12

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2018, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor. This warrant was issued in January 2009 at an exercise price of $13.43 per share, and expired on January 16, 2019..  On January 16, 2019, the warrant for 815,339 shares of the Company’s common stock was exercised in a cashless transaction.    As of the date of exercise, the Company’s closing market price was $14.23 per share, resulting in 45,836 shares being issued.  These shares were issued from treasury stock held by the Company, and resulted in a $313,000 reduction of treasury stock in January 2019.

Note 13: Commitments

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2020			December 31, 2019
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$9,051	$9,380	$339	$9,612	$9,951
Commercial standby	-	-	-	-	-	-
Performance standby	356	4,517	4,873	571	6,212	6,783
	685	13,568	14,253	910	15,824	16,734
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$685	$13,635	$14,320	$910	$15,891	$16,801

Unused loan commitments:	$88,883	$316,298	$405,181	$111,348	$320,120	$431,468

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2020, aggregate future minimum rental income to be received under noncancelable leases totaled $48,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $223,000, $248,000 and $180,000 in 2020, 2019 and 2018, respectively.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $1.0 million, $916,000 and $979,000 in 2020, 2019 and 2018, respectively, with growth in expense in 2018 due to the ATMs obtained with the acquisition of ABC Bank, and growth in expense in 2020 due to repairs stemming from civil unrest and resultant maintenance costs required.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2020:

						2026
	2021	2022	2023	2024	2025	and there after
Rental commitment	$762	$625	$612	$628	$643	$3,297

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

Note 14: Regulatory & Capital Matters

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2020, and December 31, 2019.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$277,199	11.94	$162,512	7.000%	N/A	N/A
Old Second Bank	318,466	13.75	162,128	7.000	$150,548	6.50%
Total capital to risk weighted assets
Consolidated	331,178	14.26	243,855	10.500	N/A	N/A
Old Second Bank	347,408	15.00	243,186	10.500	231,605	10.00
Tier 1 capital to risk weighted assets
Consolidated	302,199	13.01	197,440	8.500	N/A	N/A
Old Second Bank	318,466	13.75	196,870	8.500	185,289	8.00
Tier 1 capital to average assets
Consolidated	302,199	10.21	118,393	4.00	N/A	N/A
Old Second Bank	318,466	10.74	118,609	4.00	148,262	5.00

2019
Common equity tier 1 capital to risk weighted assets
Consolidated	$251,477	11.14%	$158,020	7.000%	N/A	N/A
Old Second Bank	322,496	14.35	157,315	7.000	$146,078	6.50%
Total capital to risk weighted assets
Consolidated	327,886	14.53	236,944	10.500	N/A	N/A
Old Second Bank	342,280	15.23	235,978	10.500	224,741	10.00
Tier 1 capital to risk weighted assets
Consolidated	308,102	13.65	191,858	8.500	N/A	N/A
Old Second Bank	322,496	14.35	191,026	8.500	179,789	8.00
Tier 1 capital to average assets
Consolidated	308,102	11.93	103,303	4.00	N/A	N/A
Old Second Bank	322,496	12.50	103,199	4.00	128,998	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2020, the capital measures of the Company exclude $5.7 million, which is the Day 1 impact to retained earnings and 25% of the $10.4 million increase in the allowance for credit losses during 2020, excluding PCD loans.

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

Note 15: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives, which are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31, were as follows:

	2020	2019
Forward contracts:
Notional amount	$46,500	$13,500
Fair value	(228)	(15)

Rate lock commitments:
Notional amount	$37,972	$10,167
Fair value	1,068	265

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $384.4 million in loans to investors receiving proceeds of $388.5 million and resulting in a gain on sale of $15.5 million for the year ended December 31, 2020.  Sales to investors included $312.0 million, or 83.2% to FNMA and $44.2 million, or 11.8%, to FHLMC for the year ended December 31, 2020.  No other individual investor was sold more than 10% of the total loans sold.

Note 16: Fair Value Measurements

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At December 31, 2020 and 2019, there were no transfers between levels.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Beginning March 31, 2015, auction rate asset backed securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. This process supports the transfer to Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g. residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of impaired loans with specific allocations of the ACL is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,117	$-	$-	$4,117
U.S. government agencies	-	6,657	-	6,657
U.S. government agencies mortgage-backed	-	17,209	-	17,209
States and political subdivisions	-	244,940	4,319	249,259
Collateralized mortgage obligations	-	56,585	-	56,585
Asset-backed securities	-	131,818	-	131,818
Collateralized loan obligations	-	30,533	-	30,533
Loans held-for-sale	-	12,611	-	12,611
Mortgage servicing rights	-	-	4,224	4,224
Interest rate swap agreements	-	9,388	-	9,388
Mortgage banking derivatives	-	840	-	840
Total	$4,117	$510,581	$8,543	$523,241

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,159	$-	$13,159
Total	$-	$13,159	$-	$13,159

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,036	$-	$-	$4,036
U.S. government agencies	-	8,337	-	8,337
U.S. government agencies mortgage-backed	-	16,588	-	16,588
States and political subdivisions	-	243,756	5,419	249,175
Collateralized mortgage obligations	-	57,984	-	57,984
Asset-backed securities	-	81,844	-	81,844
Collateralized loan obligations	-	66,684	-	66,684
Loans held-for-sale	-	3,061	-	3,061
Mortgage servicing rights	-	-	5,935	5,935
Interest rate swap agreements	-	2,771	-	2,771
Mortgage banking derivatives	-	250	-	250
Total	$4,036	$481,275	$11,354	$496,665

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$5,974	$-	$5,974
Total	$-	$5,974	$-	$5,974

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(20)	(2,483)
Included in other comprehensive income	(628)	-
Purchases, issuances, sales, and settlements
Purchases	13,086	-
Issuances	-	2,288
Settlements	(13,538)	(1,516)
Ending balance December 31, 2020	$4,319	$4,224

	Year Ended December 31, 2019
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2019	$8,165	$7,357
Total gains or losses
Included in earnings	(32)	(1,953)
Included in other comprehensive income	726	-
Purchases, issuances, sales, and settlements
Purchases	17,938	-
Issuances	-	1,240
Settlements	(21,378)	(709)
Ending balance December 31, 2019	$5,419	$5,935

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2020:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$4,224	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	5.5 - 59.1%	19.5%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2019:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,935	Discounted Cash Flow	Discount Rate	10.0 - 58.8%	10.1%
			Prepayment Speed	0.0 - 69.0%	14.1%

In addition to the above, Level 3 fair value measurement included $4.3 million for state and political subdivisions representing various local municipality securities at December 31, 2020.  Level 3 fair value measurement included $5.4 million on the state and political subdivisions line at December 31, 2019.  Given the small dollar amount and size of the municipality issuances involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipalities.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2020 the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$9,675	$9,675
Other real estate owned, net[2]	-	-	2,474	2,474
Total	$-	$-	$12,149	$12,149

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $12.3 million and a valuation allowance of $2.6 million, resulting in an increase of specific allocations within the provision for credit losses of $1.4 million for the year ending December 31, 2020.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $4.1 million, net of a valuation allowance of $1.6 million at December 31, 2020.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$7,435	$7,435
Other real estate owned, net[2]	-	-	5,004	5,004
Total	$-	$-	$12,439	$12,439

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $8.6 million and a valuation allowance of $1.2 million, resulting in an increase of specific allocations within the provision for loan and lease losses of $783,000 for the year ending December 31, 2019.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $5.0 million, which is made up of the outstanding balance of $12.6 million, net of a valuation allowance of $6.7 million and participations of $937,000, at December 31, 2019.

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

Note 17: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2020 and 2019, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 15: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,306	$24,306	$24,306	$-	$-
Interest earning deposits with financial institutions	305,597	305,597	305,597	-	-
Securities available-for-sale	496,178	496,178	4,117	487,742	4,319
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	12,611	12,611	-	12,611	-
Net loans	2,000,996	2,009,773	-	-	2,009,773
Interest rate swap agreements	9,388	9,388	-	9,388	-
Interest rate lock commitments and forward contracts	840	840	-	840	-
Interest receivable on securities and loans	9,698	9,698	-	9,698	-

Financial liabilities:
Noninterest bearing deposits	$909,505	$909,505	$909,505	$-	$-
Interest bearing deposits	1,627,568	1,630,109	-	1,630,109	-
Securities sold under repurchase agreements	66,980	66,980	-	66,980	-
Other short-term borrowings	-	-	-	-	-
Junior subordinated debentures	25,773	14,658	-	14,658	-
Senior notes	44,375	44,600	44,600	-	-
Note payable and other borrowings	23,393	24,043	-	24,043	-
Interest rate swap agreements	13,071	13,071	-	13,071	-
Interest payable on deposits and borrowings	418	418	-	418	-

	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,096	$34,096	$34,096	$-	$-
Interest earning deposits with financial institutions	16,536	16,536	16,536	-	-
Securities available-for-sale	484,648	484,648	4,036	475,193	5,419
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	3,061	3,061	-	3,061	-
Net loans	1,911,023	1,915,531	-	-	1,915,531
Interest rate swap agreements	2,771	2,771	-	2,771	-
Interest rate lock commitments and forward contracts	250	250	-	250	-
Interest receivable on securities and loans	9,697	9,697	-	9,697	-

Financial liabilities:
Noninterest bearing deposits	$669,795	$669,795	$669,795	$-	$-
Interest bearing deposits	1,456,954	1,457,832	-	1,457,832	-
Securities sold under repurchase agreements	48,693	48,693	-	48,693	-
Other short-term borrowings	48,500	48,500	-	48,500	-
Junior subordinated debentures	57,734	51,188	33,614	17,574	-
Senior notes	44,270	46,269	46,269	-	-
Note payable and other borrowings	6,673	7,003	-	7,003	-
Interest rate swap agreements	5,921	5,921	-	5,921	-
Interest payable on deposits and borrowings	1,079	1,079	-	1,079	-

Note 18: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income or interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense  as interest payments are received on the variable rate loan pool or the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $182,000 will be reclassified as an increase to interest income and an additional $167,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2020 and  2019, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate in June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral pledged with one correspondent financial institution and held $1.4 million of cash pledged from another correspondent bank to support interest rate swap activity at December 31, 2020, and no investment securities were required to be pledged to any correspondent financial institutions.  The Bank had $114,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2019 and $11.0 million of investment securities were required to be pledged to two correspondent financial institutions.  At December 31, 2020, the notional amount of non-hedging interest rate swaps was $189.1 million with a weighted average maturity of 4.7 years.  At December 31, 2019, the notional amount of non-hedging interest rate swaps was $177.9 million with a weighted average maturity of 5.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	2,697	Other Liabilities	6,380
Total derivatives designated as hedging instruments				2,697		6,380

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	189,126	Other Assets	6,691	Other Liabilities	6,691
Interest rate lock commitments and forward contracts	205	84,472	Other Assets	840	Other Liabilities	-
Other contracts	4	26,523	Other Assets	-	Other Liabilities	88
Total derivatives not designated as hedging instruments				7,531		6,779

			December 31, 2019
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	-	Other Liabilities	3,150
Total derivatives designated as hedging instruments				-		3,150

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	177,872	Other Assets	2,920	Other Liabilities	2,920
Interest rate lock commitments and forward contracts	87	23,667	Other Assets	250	Other Liabilities	-
Other contracts	4	28,176	Other Assets	-	Other Liabilities	53
Total derivatives not designated as hedging instruments				3,170		2,973

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $2.7 million as of December 31, 2020, and $2.3 million as of December 31, 2019.  The amount of the loss reclassified from AOCI to interest income or interest expense on the income statement totaled $57,000 and $50,000 for the years ended December 31, 2020, and December 31, 2019, respectively.

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

Note 19: Preferred Stock

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

In 2014 and 2015, the Company completed redemption of all 73,000 shares of Series B preferred stock issued in 2009.  On January 16, 2019, the warrant was exercised; see further disclosures in Note 12: Earnings Per Share, above.

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2020 and 2019.

Note 20: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2020	2019
Assets
Noninterest bearing deposit with bank subsidiary	$47,601	$26,562
Investment in subsidiaries	353,722	352,703
Other assets	3,270	3,981
Total assets	$404,593	$383,246

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,773	$57,734
Senior notes	44,375	44,270
Notes Payable	17,000	-
Other liabilities	10,358	3,378
Stockholders’ equity	307,087	277,864
Total liabilities and stockholders' equity	$404,593	$383,246

Condensed Statements of Income for the years ended December 31 were as follows:

	2020	2019	2018
Operating Income
Cash dividends received from subsidiaries	$41,300	$20,000	$30,000
Other income	32	109	106
Total operating income	41,332	20,109	30,106
Operating Expenses
Junior subordinated debentures	2,216	3,724	3,716
Senior notes	2,693	2,700	2,688
Notes payable	362	-	-
Other interest expense	-	13	98
Other expenses	3,669	4,025	4,208
Total operating expense	8,940	10,462	10,710
Income before income taxes and equity in undistributed net income of subsidiaries	32,392	9,647	19,396
Income tax benefit	(2,215)	(3,187)	(3,355)
Income before equity in undistributed net income of subsidiaries	34,607	12,834	22,751
Equity in undistributed net income of subsidiaries	(6,782)	26,621	11,261
Net income available to common stockholders	$27,825	$39,455	$34,012

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2020	2019	2018
Cash Flows from Operating Activities
Net Income	$27,825	$39,455	$34,012
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	6,782	(26,621)	(11,261)
Provision for deferred tax expense (benefit)	(514)	4,186	6,697
Change in taxes payable	5,933	3,896	(1,211)
Change in other assets	954	-	97
Stock-based compensation	2,089	2,516	2,257
Other, net	682	(80)	172
Net cash provided by (used in) operating activities	43,751	23,352	30,763

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	-	-	(47,074)
Net cash used in investing activities	-	-	(47,074)

Cash Flows from Financing Activities
Net change in other short-term borrowings	-	(4,000)	4,000
Dividend paid on common stock	(1,186)	(1,195)	(1,189)
Purchases of treasury stock	(5,922)	(666)	(505)
Redemption of junior subordinated debentures	(32,604)	-	-
Issuance of term note	20,000	-	-
Repayment of term note	(3,000)	-	-
Proceeds from exercise of stock option	-	32	33
Net cash (used in) provided by financing activities	(22,712)	(5,829)	2,339
Net change in cash and cash equivalents	21,039	17,523	(13,972)
Cash and cash equivalents at beginning of year	26,562	9,039	23,011
Cash and cash equivalents at end of year	$47,601	$26,562	$9,039

Note 21: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements; these service requirements were shortened in 2020 from eligibility the first day of a quarter after 90 days of service to the first day of a month after 30 days of service.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2020, 2019 and 2018, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2020, 2019 and 2018.

The total expense relating to the 401(k) Plan was approximately $1.2 million in 2020 and $1.1 million in both 2019 and 2018.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2020, 2019 and 2018 and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Old Second Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income; comprehensive income; stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2020, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 8, 2021 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of Topic 326 and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

As a result of the Company’s adoption of Topic 326 effective January 1, 2020, the determination of the allowance for credit losses (ACL) is estimated utilizing the current expected credit loss (CECL) methodology.

Estimates of expected credit losses under the CECL methodology determined in accordance with ASC 326 are based on past events, current conditions and reasonable and supportable forecasts, and the expected life of the loans and leases. In order to estimate expected credit losses, the Company implemented a new loss estimation model primarily utilizing a cohort methodology to calculate historical loss rates by loan portfolio class, then considered whether qualitative adjustments to historical loss rates were warranted. Significant management judgment is required when determining whether, and the magnitude thereof, qualitative adjustments for each loan portfolio are required. Prior to the determination of these adjustments, management considers whether the historical loss rates need to be adjusted to reflect the extent to which management expects current conditions at the reporting date related to the loan and lease portfolio, such as its volume and nature, the credit culture, or other management factors, and reasonable and supportable forecasts, which are highly judgmental, to differ from the conditions that existed for the period over which historical information was evaluated.

Given the accounting for credit losses significantly changed under ASC 326, significant judgment was required by management in the application of new accounting policies, establishment of a new methodology, and development of new subjective judgments. Accordingly, performing audit procedures to evaluate the Company’s implementation and subsequent application of Topic 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s initial adoption of ASC 326 and its subsequent application included, but were not limited to, the following:

●	We tested the design and operating effectiveness of management’s controls over key assumptions and judgments, the CECL estimation model for loan portfolios, management’s determination of qualitative adjustments, and the selection and application of new accounting policies.
●	We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL methodology.
●	We evaluated the reasonableness and conceptual soundness of the methodology as applied in the CECL model, including the key assumptions and judgments in estimating the ACL.
●	Specifically related to the qualitative adjustments made to historical loss rates, we:
o	Assessed the appropriateness of the framework developed by management to determine the qualitative adjustments applied.
o	Evaluated management’s reasonable and supportable forecasts of unemployment rates and real GDP by comparing forecasts to relevant external data.
o	We assessed the reasonableness of management’s determination whether, and the magnitude thereof, qualitative adjustments were warranted based on the current conditions at the report date compared to the period from which the historical loss rates were evaluated.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

March 8, 2021

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference into this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Old Second Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2020, of Old Second Bancorp, Inc. and subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated March 8, 2021, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 8, 2021

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2020, on form DEF 14A (the “Proxy Statement”), under the following captions:

●	“Proposal 1—Election of Directors,” including “—Director Experience” and “—Biographical Information for Executive Officers;”
●	“Corporate Governance and the Board of Directors—Code of Business Conduct and Ethics;” and
●	“Corporate Governance and the Board of Directors —Committees of the Board of Directors—Audit Committee.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in our Proxy Statement under the following captions:

●	“Compensation Discussion and Analysis;”
●	“Compensation Committee Report;”
●	“Executive Compensation;”
●	“Director Compensation;” and
●	“Corporate Governance and the Board of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2020, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	532,609	$13.15	354,268
Equity compensation plans not approved by security holders	-	-	-
Total	532,609	$13.15	354,268

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

3.4	Bylaws of Old Second Bancorp, Inc., as amended and restated through November 4, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 6, 2020).
4.1	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on January 17, 2014).
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

4.4	Form of 5.750% Fixed-to-Floating Rate Senior Notes Due 2026 (incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016).
4.5#	Description of Capital Stock.
10.1	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 20, 2003).

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

10.5*

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives dated September 1, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 6, 2020).

10.6*

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors dated September 1, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 6, 2020).

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

10.12*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

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

10.21*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2018).
10.22*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2018).
10.23*	Form of Director Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018).
10.24*	Old Second Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 19, 2019).
10.25*	Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.26*	Form of Director Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.27*	Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.28*#	Compensation and Benefits Assurance Agreement, effective June 17, 2014, between the Company and Richard A. Gartelmann.
21.1#	A list of all subsidiaries of the Company.
23.1#	Consent of Plante & Moran, PLLC.
24.1#	Power of Attorney (contained herein as part of the signature pages).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets December 31, 2020, and December 31, 2019; (ii) Consolidated Statements of Income Years Ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income Years Ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows Years Ended December 31, 2020, 2019 and 2018; (v) Changes in Stockholders’ Equity Years Ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2020, formatted in inline XBRL and contained in Exhibit 101.

*Management contract or compensatory plan or arrangement.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer

DATE: March 08, 2021

SIGNATURES (Continued)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Eccher, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 08, 2021
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 08, 2021
James L. Eccher
Executive Vice President and
/s/ Bradley S. Adams	Chief Financial Officer (principal financial and accounting officer)	March 08, 2021
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 08, 2021
Gary Collins

/s/ Edward Bonifas	Director	March 08, 2021
Edward Bonifas

/s/ Barry Finn	Director	March 08, 2021
Barry Finn

/s/ William Kane	Director	March 08, 2021
William Kane

/s/ John Ladowicz	Director	March 08, 2021
John Ladowicz

/s/ Billy J. Lyons	Director	March 08, 2021
Billy J. Lyons

/s/ Hugh McLean	Director	March 08, 2021
Hugh McLean

/s/ Duane Suits	Director	March 08, 2021
Duane Suits

/s/ James F. Tapscott	Director	March 08, 2021
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 08, 2021
Patti Temple Rocks

/s/ Jill E. York	Director	March 08, 2021
Jill E. York