Form 10-Q
period 2021-03-31
OLD SECOND BANCORP INC
filed 2021-05-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the Registrant has 28,859,521 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy;
●	the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks related to future acquisitions, if any, including execution and integration risks;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of CECL, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the new presidential administration and Democratic control of Congress;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K, in this Form 10-Q, and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$25,448	$24,306
Interest earning deposits with financial institutions	415,497	305,597
Cash and cash equivalents	440,945	329,903
Securities available-for-sale, at fair value	593,280	496,178
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	7,842	12,611
Loans	1,959,625	2,034,851
Less: allowance for credit losses on loans	30,967	33,855
Net loans	1,928,658	2,000,996
Premises and equipment, net	45,055	45,477
Other real estate owned	2,163	2,474
Mortgage servicing rights, at fair value	5,889	4,224
Goodwill and core deposit intangible	20,661	20,781
Bank-owned life insurance ("BOLI")	63,436	63,102
Deferred tax assets, net	8,067	8,121
Other assets	40,739	47,053
Total assets	$3,166,652	$3,040,837

Liabilities
Deposits:
Noninterest bearing demand	$982,664	$909,505
Interest bearing:
Savings, NOW, and money market	1,290,937	1,202,134
Time	382,941	425,434
Total deposits	2,656,542	2,537,073
Securities sold under repurchase agreements	77,321	66,980
Junior subordinated debentures	25,773	25,773
Senior notes	44,402	44,375
Notes payable and other borrowings	22,314	23,393
Other liabilities	29,187	36,156
Total liabilities	2,855,539	2,733,750

Stockholders’ Equity
Common stock	34,957	34,957
Additional paid-in capital	120,075	122,212
Retained earnings	248,165	236,579
Accumulated other comprehensive income	13,266	14,762
Treasury stock	(105,350)	(101,423)
Total stockholders’ equity	311,113	307,087
Total liabilities and stockholders’ equity	$3,166,652	$3,040,837

	March 31, 2021	December 31, 2020
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,957,384
Shares outstanding	29,018,637	29,328,723
Treasury shares	5,938,747	5,628,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2021	2020
Interest and dividend income
Loans, including fees	$22,207	$23,597
Loans held-for-sale	55	36
Securities:
Taxable	1,615	2,163
Tax exempt	1,307	1,455
Dividends from FHLBC and FRBC stock	115	125
Interest bearing deposits with financial institutions	92	75
Total interest and dividend income	25,391	27,451
Interest expense
Savings, NOW, and money market deposits	241	635
Time deposits	500	1,766
Securities sold under repurchase agreements	31	116
Other short-term borrowings	-	109
Junior subordinated debentures	280	1,364
Senior notes	673	673
Notes payable and other borrowings	123	130
Total interest expense	1,848	4,793
Net interest and dividend income	23,543	22,658
(Release of) provision for credit losses	(3,000)	7,984
Net interest and dividend income after (release of) provision for credit losses	26,543	14,674
Noninterest income
Wealth management	2,151	1,906
Service charges on deposits	1,195	1,726
Secondary mortgage fees	322	270
Mortgage servicing rights mark to market gain (loss)	1,113	(2,134)
Mortgage servicing income	567	468
Net gain on sales of mortgage loans	3,721	2,246
Securities losses, net	-	(24)
Change in cash surrender value of BOLI	334	(49)
Card related income	1,447	1,287
Other income	450	626
Total noninterest income	11,300	6,322
Noninterest expense
Salaries and employee benefits	13,506	12,918
Occupancy, furniture and equipment	2,467	2,301
Computer and data processing	1,298	1,335
FDIC insurance	201	57
General bank insurance	276	246
Amortization of core deposit intangible	120	128
Advertising expense	60	109
Card related expense	593	532
Legal fees	55	131
Other real estate expense, net	36	237
Other expense	3,126	3,008
Total noninterest expense	21,738	21,002
Income (loss) before income taxes	16,105	(6)
Provision (benefit) for income taxes	4,226	(281)
Net income	$11,879	$275

Basic earnings per share	$0.41	$0.01
Diluted earnings per share	0.40	0.01
Dividends declared per share	0.01	0.01

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2021	2020
Net Income	$11,879	$275

Unrealized holding losses on available-for-sale securities arising during the period	(4,813)	(6,376)
Related tax benefit	1,371	1,797
Holding losses after tax on available-for-sale securities	(3,442)	(4,579)

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	-	(24)
Related tax benefit	-	7
Net realized losses after tax	-	(17)
Other comprehensive loss on available-for-sale securities	(3,442)	(4,562)

Changes in fair value of derivatives used for cash flow hedges	2,703	(2,530)
Related tax (expense) benefit	(757)	711
Other comprehensive income (loss) on cash flow hedges	1,946	(1,819)

Total other comprehensive loss	(1,496)	(6,381)
Total comprehensive income	$10,383	$(6,106)

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive loss, net of tax	(4,562)	(1,819)	(6,381)
Balance, March 31, 2020	$2,265	$(4,084)	$(1,819)

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(3,442)	1,946	(1,496)
Balance, March 31, 2021	$13,971	$(705)	$13,266

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$11,879	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	534	506
Securities losses , net	-	24
(Release of) provision for credit losses	(3,000)	7,984
Originations of loans held-for-sale	(78,284)	(50,418)
Proceeds from sales of loans held-for-sale	85,914	45,706
Net gains on sales of mortgage loans	(3,721)	(2,246)
Mortgage servicing rights mark to market (gain) loss	(1,113)	2,134
Net discount from accretion on loans	(520)	(409)
Net change in cash surrender value of BOLI	(334)	49
Net gains on sale of other real estate owned	(20)	(23)
Provision for other real estate owned valuation losses	6	158
Depreciation of fixed assets and amortization of leasehold improvements	765	662
Amortization of core deposit intangibles	120	128
Change in current income taxes receivable	3,557	(1,430)
Deferred tax expense (benefit)	668	(333)
Change in accrued interest receivable and other assets	2,200	(4,081)
Change in accrued interest payable and other liabilities	(3,375)	9,607
Stock based compensation	114	729
Net cash provided by operating activities	15,390	9,022
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	7,259	16,046
Proceeds from sales of securities available-for-sale	-	18,126
Purchases of securities available-for-sale	(109,708)	(6,100)
Net change in loans	75,858	(27,716)
Proceeds from sales of other real estate owned, net of participations and improvements	325	311
Net purchases of premises and equipment	(343)	(887)
Net cash used in investing activities	(26,609)	(220)
Cash flows from financing activities
Net change in deposits	119,469	68,893
Net change in securities sold under repurchase agreements	10,341	2,543
Net change in other short-term borrowings	-	(42,125)
Redemption of junior subordinated debentures	-	(32,604)
Issuance of term note	-	20,000
Repayment of term note	(1,000)	-
Net change in notes payable and other borrowings, excluding term note	(78)	(76)
Dividends paid on common stock	(293)	(300)
Purchase of treasury stock	(6,178)	(2,627)
Net cash provided by financing activities	122,261	13,704
Net change in cash and cash equivalents	111,042	22,506
Cash and cash equivalents at beginning of period	329,903	50,632
Cash and cash equivalents at end of period	$440,945	$73,138

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13			(3,783)			(3,783)
Net income			275			275
Other comprehensive loss, net of tax				(6,381)		(6,381)
Dividends declared and paid, ($0.01 per share)			(300)			(300)
Vesting of restricted stock	103	(305)			202	-
Stock based compensation		729				729
Purchase of treasury stock from taxes withheld on stock awards					(411)	(411)
Purchase of treasury stock from stock repurchase program					(2,216)	(2,216)
Balance, March 31, 2020	$34,957	$121,081	$209,915	$(1,819)	$(98,357)	$265,777

Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			11,879			11,879
Other comprehensive loss, net of tax				(1,496)		(1,496)
Dividends declared and paid, ($0.01 per share)			(293)			(293)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		114				114
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(5,601)	(5,601)
Balance, March 31, 2021	$34,957	$120,075	$248,165	$13,266	$(105,350)	$311,113

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2020.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In June 2016, the Financial Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Measurement of Credit Losses on Financial Instruments (Topic 326),” also known as Current Expected Credit Losses, or CECL.  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology reflects expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology also requires available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs through an other than temporary impairment analysis.  In addition, an allowance must be established for the credit risk related to unfunded commitments.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and was adopted as of January 1, 2020, by the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and Note 1 – Summary of Significant Accounting Policies, both found in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our Allowance for Credit Losses methodology and assessment as a critical accounting policy.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the first quarter of 2021, the Company had no changes to significant accounting policies.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower bank equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.75% at March 31, 2021.  In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent, and this low rate was still in effect as of March 31, 2021. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental, and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

As of March 31, 2021, our consolidated balance sheet included goodwill of $18.6 million.  For each quarter end of 2020, we considered whether a quantitative assessment of goodwill was required as a result of the significant economic disruption caused by the COVID-19 pandemic.  In addition, we performed the annual analysis to assess if any goodwill impairment existed as of November 30, 2020.  Impacts of the economic disruptions were noted from the latter half of March through the remainder of 2020, specifically, the decline in the trading price of our common stock and an increase in the U.S. unemployment rate.  After considering qualitative factors regarding the expected impacts of the pandemic on our business, operations and financial condition, we determined that these conditions did not indicate that it is more likely than not that the Company’s carrying value exceeded our fair value as of December 31, 2020.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Subsequent Events

On April 6, 2021, we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes will bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 273 basis points, payable quarterly in arrears.

On April 20, 2021, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on May 10, 2021, to stockholders of record as of April 30, 2021; dividends of $1.5 million are scheduled to be paid to stockholders on May 10, 2021.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at March 31, 2021, and December 31, 2020.  FRBC stock was recorded at $6.2 million at March 31, 2021, and December 31, 2020.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2021, and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,015	$87	$-	$4,102
U.S. government agencies	6,506	-	(145)	6,361
U.S. government agencies mortgage-backed	69,427	1,476	(301)	70,602
States and political subdivisions	227,336	16,189	(1,379)	242,146
Corporate bonds	34,750	108	(15)	34,843
Collateralized mortgage obligations	72,801	2,386	(251)	74,936
Asset-backed securities	129,118	1,389	(139)	130,368
Collateralized loan obligations	29,923	71	(72)	29,922
Total securities available-for-sale	$573,876	$21,706	$(2,302)	$593,280

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,014	$103	$-	$4,117
U.S. government agencies	6,811	-	(154)	6,657
U.S. government agencies mortgage-backed	16,098	1,112	(1)	17,209
States and political subdivisions	229,352	21,269	(1,362)	249,259
Collateralized mortgage obligations	53,999	2,866	(280)	56,585
Asset-backed securities	130,959	1,370	(511)	131,818
Collateralized loan obligations	30,728	15	(210)	30,533
Total securities available-for-sale	$471,961	$26,735	$(2,518)	$496,178

1 Excludes accrued interest receivable of $2.6 million and $2.7 million at March 31, 2021 and December 31, 2020 respectively, that is recorded in other assets on the consolidated balance sheet.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2021, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$420	2.09%	$422
Due after one year through five years	7,025	2.50	7,318
Due after five years through ten years	61,065	1.79	61,813
Due after ten years	204,097	3.02	217,899
	272,607	2.73	287,452
Mortgage-backed and collateralized mortgage obligations	142,228	2.08	145,538
Asset-backed securities	129,118	1.35	130,368
Collateralized loan obligations	29,923	1.93	29,922
Total securities available-for-sale	$573,876	2.22%	$593,280

At March 31, 2021, the Company’s investments included $103.3 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $9.7 million, or 9.26% of outstanding principal.

At March 31, 2021, the Company had invested in securities issued from two originators that individually amounted to over 10% of the Company’s stockholders’ equity.  Information regarding these issuers and the value of the securities issued follows:

	March 31, 2021
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	$33,107	$34,955
Village Capital & Investment LLC	50,700	51,409

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$145	$6,361	4	$145	$6,361
U.S. government agencies mortgage-backed	5	301	5,912	-	-	-	5	301	5,912
States and political subdivisions	2	304	14,036	1	1,075	3,689	3	1,379	17,725
Corporate bonds	1	15	1,931	-	-	-	1	15	1,931
Collateralized mortgage obligations	2	52	17,988	1	199	7,397	3	251	25,385
Asset-backed securities	1	28	1,622	1	111	3,202	2	139	4,824
Collateralized loan obligations	-	-	-	2	72	10,601	2	72	10,601
Total securities available-for-sale	11	$700	$41,489	9	$1,602	$31,250	20	$2,302	$72,739

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Less than 12 months			12 months or more
December 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$154	$6,657	4	$154	$6,657
U.S. government agencies mortgage-backed	1	1	141	-	-	-	1	1	141
States and political subdivisions	-	-	-	1	1,362	3,433	1	1,362	3,433
Collateralized mortgage obligations	4	279	8,142	1	1	146	5	280	8,288
Asset-backed securities	1	2	251	3	509	49,572	4	511	49,823
Collateralized loan obligations	1	31	7,468	4	179	21,477	5	210	28,945
Total securities available-for-sale	7	$313	$16,002	13	$2,205	$81,285	20	$2,518	$97,287

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of March 31, 2021, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the first quarter of 2021.

The following table presents proceeds from sale and net realized gains (losses) on securities available-for-sale for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Securities available-for-sale	2021	2020
Proceeds from sales of securities	$-	$18,126
Gross realized gains on securities	$-	$17
Gross realized losses on securities	-	(41)
Net realized losses	$-	$(24)
Income tax benefit on net realized losses	$-	$7
Effective tax rate applied	0.0%	29.2%

As of March 31, 2021, securities valued at $313.9 million were pledged to secure deposits and borrowings, and for other purposes, a decrease from $335.8 million of securities pledged at year-end 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 3 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2021	December 31, 2020
Commercial [1]	$392,380	$407,159
Leases	138,240	141,601
Commercial real estate - Investor	567,475	582,042
Commercial real estate - Owner occupied	326,857	333,070
Construction	93,745	98,486
Residential real estate - Investor	52,176	56,137
Residential real estate - Owner occupied	107,303	116,388
Multifamily	178,258	189,040
HELOC	75,604	80,908
HELOC - Purchased	17,078	19,487
Other [2]	10,509	10,533
Total loans	1,959,625	2,034,851
Allowance for credit losses on loans	(30,967)	(33,855)
Net loans[3]	$1,928,658	$2,000,996

1 Includes $104.5 million and $74.1 million of Paycheck Protection Program (“PPP”) loans at March 31, 2021 and December 31, 2020, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 3 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $6.8 million and $7.0 million at March 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 72.4% and 72.5% of the portfolio at March 31, 2021, and December 31, 2020, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2021 and March 31, 2020:

		Provision
		(Release)
	Beginning	for Credit			Ending
Allowance for credit losses	Balance	Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2021
Commercial	$2,812	$446	$2	$20	$3,276
Leases	3,888	(506)	-	-	3,382
Commercial real estate - Investor	9,205	(1,317)	-	20	7,908
Commercial real estate - Owner occupied	2,251	(734)	3	208	1,722
Construction	4,054	(335)	-	-	3,719
Real estate - Investor	1,740	(203)	-	266	1,803
Real estate - Owner occupied	2,714	(235)	-	49	2,528
Multifamily	3,625	640	-	-	4,265
HELOC	1,749	(48)	12	24	1,713
HELOC - Purchased	199	96	-	-	295
Other	1,618	(1,274)	25	37	356
	$33,855	$(3,470)	$42	$624	$30,967

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

			Provision
		Impact of	(Release)
	Beginning	Adopting	for Loan			Ending
Allowance for credit losses	Balance	ASC 326	Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2020
Commercial	$3,015	$(292)	$539	$97	$12	$3,177
Leases	1,262	501	127	-	-	1,890
Commercial real estate - Investor	6,218	(741)	536	13	21	6,021
Commercial real estate - Owner occupied	3,678	(848)	329	1,109	1	2,051
Construction	513	1,334	2,184	-	-	4,031
Real estate - Investor	601	740	534	-	21	1,896
Real estate - Owner occupied	1,257	1,320	769	1	23	3,368
Multifamily	1,444	1,732	674	-	-	3,850
HELOC	1,161	1,526	(485)	83	141	2,260
HELOC - Purchased	-	-	850	-	-	850
Other	640	607	(558)	98	60	651
	$19,789	$5,879	$5,499	$1,401	$279	$30,045

The ACL on loans excludes $3.5 million, $3.0 million and $4.2 million of allowance for unfunded commitments, recorded within Other Liabilities, as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2021 and December 31, 2020:

		Accounts				ACL
March 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,646	$-	$2	$1,648	$300
Leases	-	-	2,380	307	2,687	791
Commercial real estate - Investor	4,085	-	-	-	4,085	39
Commercial real estate - Owner occupied	7,201	-	-	-	7,201	1
Construction	2,046	-	-	-	2,046	966
Residential real estate - Investor	855	-	-	-	855	-
Residential real estate - Owner occupied	4,412	-	-	50	4,462	36
Multifamily	3,790	-	-	-	3,790	513
HELOC	948	-	-	-	948	51
Other	-	-	-	402	402	209
Total	$23,337	$1,646	$2,380	$761	$28,124	$2,906

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,070	$-	$55	$1,125	$56
Leases	-	-	2,377	597	2,974	880
Commercial real estate - Investor	4,179	-	-	-	4,179	84
Commercial real estate - Owner occupied	9,726	-	-	-	9,726	195
Construction	1,891	-	-	-	1,891	952
Residential real estate - Investor	928	-	-	-	928	-
Residential real estate - Owner occupied	3,535	-	-	-	3,535	10
Multifamily	3,838	-	-	-	3,838	378
HELOC	1,053	-	-	-	1,053	78
Other	-	-	-	4	4	4
Total	$25,150	$1,070	$2,377	$656	$29,253	$2,637

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2021[1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$2	$207	$-	$209	$392,171	$392,380	$-
Leases	603	50	96	749	137,491	138,240	-
Commercial real estate - Investor	996	-	1,545	2,541	564,934	567,475	366
Commercial real estate - Owner occupied	1,092	-	2,973	4,065	322,792	326,857	-
Construction	3,340	-	-	3,340	90,405	93,745	-
Residential real estate - Investor	495	-	724	1,219	50,957	52,176	-
Residential real estate - Owner occupied	903	137	574	1,614	105,689	107,303	147
Multifamily	2,731	2,660	69	5,460	172,798	178,258	-
HELOC	517	-	201	718	74,886	75,604	-
HELOC - Purchased	399	-	-	399	16,679	17,078	-
Other	467	2	-	469	10,040	10,509	-
Total	$11,545	$3,056	$6,182	$20,783	$1,938,842	$1,959,625	$513

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2020 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$-	$52	$52	$407,107	$407,159	$-
Leases	613	59	316	988	140,613	141,601	163
Commercial real estate - Investor	1,439	-	1,108	2,547	579,495	582,042	-
Commercial real estate - Owner occupied	1,848	958	7,309	10,115	322,955	333,070	-
Construction	1,237	-	-	1,237	97,249	98,486	-
Residential real estate - Investor	1,022	20	484	1,526	54,611	56,137	157
Residential real estate - Owner occupied	859	286	717	1,862	114,526	116,388	114
Multifamily	3,282	467	-	3,749	185,291	189,040	-
HELOC	549	50	206	805	80,103	80,908	-
HELOC - Purchased	47	-	-	47	19,440	19,487	-
Other	20	-	-	20	10,513	10,533	-
Total	$10,916	$1,840	$10,192	$22,948	$2,011,903	$2,034,851	$434

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

There were 504 loans which totaled $237.7 million modified under the CARES Act.  As of March 31, 2021, 40 loans of the original 504 loans deferred, or $19.2 million, had an active deferral request and were in compliance with modified terms; 464 loans which totaled $218.5 million had resumed payments or paid off.  Details of loans in active deferral is below:

March 31, 2021	1st Deferral	2nd Deferral	3rd Deferral	Total
Loans modified under CARES Act, in deferral	$5,782	$8,927	$4,526	$19,235
Loans modified under CARES Act, in nonaccrual, within deferral above	183	1,731	2,416	4,330

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table presents all nonaccrual loans as of March 31, 2021, and December 31, 2020:

Nonaccrual loan detail	March 31, 2021	December 31, 2020
Commercial	$933	$1,125
Leases	2,562	2,638
Commercial real estate - Investor	1,547	1,632
Commercial real estate - Owner occupied	7,427	9,262
Construction	128	-
Residential real estate - Investor	855	928
Residential real estate - Owner occupied	3,182	3,206
Multifamily	2,398	2,437
HELOC	948	1,052
HELOC - Purchased	-	-
Other	399	-
Total	$20,379	$22,280

The Company recognized $32,000 of interest on nonaccrual loans during the three months ended March 31, 2021.

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

Credit quality indicators by loan segment and loan origination date at March 31, 2021 were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
Commercial
Pass	$73,345	$70,268	33,301	13,439	5,467	2,969	$187,576	$-	$386,365
Special Mention	-	2,772	399	-	-	-	447	-	3,618
Substandard	-	260	-	1,344	-	-	793	-	2,397
Total commercial	73,345	73,300	33,700	14,783	5,467	2,969	188,816	-	392,380

Leases
Pass	9,407	53,691	47,433	14,305	5,542	4,541	-	-	134,919
Special Mention	-	174	-	-	-	-	-	-	174
Substandard	-	-	1,429	798	51	869	-	-	3,147
Total leases	9,407	53,865	48,862	15,103	5,593	5,410	-	-	138,240

Commercial real estate - Investor
Pass	24,011	169,705	149,475	86,518	63,401	56,733	1,110	151	551,104
Special Mention	-	1,804	9,437	-	-	-	-	-	11,241
Substandard	2,155	424	1,131	195	-	1,225	-	-	5,130
Total commercial real estate - investor	26,166	171,933	160,043	86,713	63,401	57,958	1,110	151	567,475

Commercial real estate - Owner occupied
Pass	17,923	68,497	51,974	68,105	44,122	65,217	1,308	461	317,607
Special Mention	-	598	-	-	-	-	-	-	598
Substandard	-	4,077	1,748	80	1,469	1,278	-	-	8,652
Total commercial real estate - owner occupied	17,923	73,172	53,722	68,185	45,591	66,495	1,308	461	326,857

Construction
Pass	11,019	51,091	16,576	1,398	532	1,455	5,139	81	87,291
Special Mention	-	-	1,088	-	-	-	-	-	1,088
Substandard	-	-	3,283	2,083	-	-	-	-	5,366
Total construction	11,019	51,091	20,947	3,481	532	1,455	5,139	81	93,745

Residential real estate - Investor
Pass	358	8,660	12,654	7,769	7,635	12,510	1,155	-	50,741
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	334	-	598	-	503	-	-	1,435
Total residential real estate - investor	358	8,994	12,654	8,367	7,635	13,013	1,155	-	52,176

Residential real estate - Owner occupied
Pass	895	17,859	21,165	9,116	14,088	37,800	2,232	-	103,155
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	47	-	412	218	3,471	-	-	4,148
Total residential real estate - owner occupied	895	17,906	21,165	9,528	14,306	41,271	2,232	-	107,303

Multifamily
Pass	4,692	40,077	29,772	42,259	30,499	16,021	191	-	163,511
Special Mention	-	-	6,901	-	-	-	-	-	6,901
Substandard	-	69	-	4,491	933	2,353	-	-	7,846
Total multifamily	4,692	40,146	36,673	46,750	31,432	18,374	191	-	178,258

HELOC
Pass	-	2,403	2,138	1,241	1,652	1,268	65,586	-	74,288
Special Mention	-	-	-	-	-	-	13	-	13
Substandard	-	98	-	85	36	287	797	-	1,303
Total HELOC	-	2,501	2,138	1,326	1,688	1,555	66,396	-	75,604

HELOC - Purchased

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Pass	-	-	-	-	-	17,078	-	-	17,078
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total HELOC - purchased	-	-	-	-	-	17,078	-	-	17,078

Other
Pass	685	1,197	533	240	164	535	6,753	-	10,107
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	399	-	3	-	-	-	-	402
Total other	685	1,596	533	243	164	535	6,753	-	10,509

Total loans
Pass	142,335	483,448	365,021	244,390	173,102	216,127	271,050	693	1,896,166
Special Mention	-	5,348	17,825	-	-	-	460	-	23,633
Substandard	2,155	5,708	7,591	10,089	2,707	9,986	1,590	-	39,826
Total loans	$144,490	$494,504	$390,437	$254,479	$175,809	$226,113	$273,100	$693	$1,959,625

Credit quality indicators by loan segment and loan origination date at December 31, 2020 were as follows:

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

The Company had $624,000 and $546,000 in residential real estate loans in the process of foreclosure as of March 31, 2021, and December 31, 2020, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There was no TDR activity for the period ended March 31, 2021 and March 31, 2020.  TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended March 31, 2021, and March 31, 2020, for loans that were restructured within the prior 12 month period.

Note 4 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended
	March 31,
Other real estate owned	2021	2020
Balance at beginning of period	$2,474	$5,004
Property additions, net of acquisition adjustments	-	491
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	305	288
Period valuation adjustments	6	158
Balance at end of period	$2,163	$5,049

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$1,643	$6,712
Provision for unrealized losses	6	158
Reductions taken on sales	-	(466)
Balance at end of period	$1,649	$6,404

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2021	2020
Gain on sales, net	$(20)	$(23)
Provision for unrealized losses	6	158
Operating expenses	54	102
Less:
Lease revenue	4	-
Net OREO expense	$36	$237

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Deposits

Major classifications of deposits were as follows:

	March 31, 2021	December 31, 2020
Noninterest bearing demand	$982,664	$909,505
Savings	429,256	399,057
NOW accounts	522,760	486,612
Money market accounts	338,921	316,465
Certificates of deposit of less than $100,000	193,291	200,107
Certificates of deposit of $100,000 through $250,000	132,514	164,982
Certificates of deposit of more than $250,000	57,136	60,345
Total deposits	$2,656,542	$2,537,073

Note 6 – Borrowings

The following table is a summary of borrowings as of March 31, 2021, and December 31, 2020.  Junior subordinated debentures are discussed in more detail in Note 7:

	March 31, 2021	December 31, 2020
Securities sold under repurchase agreements	$77,321	$66,980
Junior subordinated debentures	25,773	25,773
Senior notes	44,402	44,375
Notes payable and other borrowings	22,314	23,393
Total borrowings	$169,810	$160,521

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $77.3 million at March 31, 2021, and $67.0 million at December 31, 2020.  The fair value of the pledged collateral was $114.8 million at March 31, 2021, and $94.4 million at December 31, 2020.  At March 31, 2021, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2021 and December 31, 2020 the Bank had no short-term advances outstanding under the FHLBC.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At March 31, 2021, one advance remains in long-term status, with a total outstanding balance of $6.3 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026.  FHLBC stock as of March 31, 2021, was valued at $3.7 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $631.4 million, which carried a FHLBC-calculated combined collateral value of $457.7 million.  The Company had excess collateral of $330.2 million available to secure borrowings at March 31, 2021.

The Company also has $44.4 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2021 and December 31, 2020.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2021, and December 31, 2020, unamortized debt issuance costs related to the senior notes were $598,000 and $625,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

On February 24, 2020, the Company originated a $20.0 million term note, of which $16.0 million is outstanding as of March 31, 2021,  with a correspondent bank related to the Company’s redemption of the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 7 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month Libor plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.   The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Note 7 – Junior Subordinated Debentures

On March 2, 2020, the Company redeemed the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I (“OSBCP”) and related junior subordinated debentures, which totaled $32.6 million.  These debentures were originally issued in 2003 for a term of 30 years at 7.80%, and subject to regulatory approval, were able to be called in whole or in part by the Company after June 30, 2008.  The Company received regulatory approval to redeem the debentures in early 2020, and notified OSBCP stockholders of the redemption in late January 2020.  Cash disbursed for the redemption, including accrued interest on the debentures, totaled $33.0 million, or $10.13 per OSBCP share.  The OSBCP redemption was funded by cash on hand and the $20 million term note discussed in Note 6 – Borrowings.  Upon redemption of the junior subordinated debentures related to OSBCP in March 2020, the Company recognized the remaining unamortized debt issuance costs of $635,000.

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.41% for the quarter ended March 31, 2021, compared to the rate paid for the quarter ended March 31, 2020, of 4.40%.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2021, and December 31, 2020, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 8 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was approved at the May 2019 annual stockholders’ meeting and the number of authorized shares under the 2019 Plan was fixed at 600,000.  Following approval of the 2019 Plan, no further awards were to be granted under any other prior Company equity compensation plan.  The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2021, 225,020 shares remained available for issuance under the 2019 Plan.

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

There were 217,964 and 137,944 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2021 and March 31, 2020, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $125,000 in the first three months of 2021 and $735,000 for the first three months of 2020.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2021, is as follows:

	March 31, 2021
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	532,609	$13.15
Granted	217,964	11.32
Vested	(191,653)	13.95
Forfeited	(42,111)	14.15
Unvested at March 31	516,809	$11.99

Total unrecognized compensation cost of restricted awards was $4.0 million as of March 31, 2021, which is expected to be recognized over a weighted-average period of 2.27 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Weighted-average common shares outstanding	29,225,775	29,929,763
Net income	$11,879	$275
Basic earnings per share	$0.41	$0.01

Diluted earnings per share:
Weighted-average common shares outstanding	29,225,775	29,929,763
Dilutive effect of unvested restricted awards [1]	558,982	560,842
Diluted average common shares outstanding	29,784,757	30,490,605

Net Income	$11,879	$275
Diluted earnings per share	$0.40	$0.01

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2021, the Bank exceeded those thresholds.

At March 31, 2021, the Bank’s Tier 1 capital leverage ratio was 10.78%, an increase of 4 basis points from December 31, 2020, and is well above the 8.00% objective.  The Bank’s total capital ratio was 15.80%, an increase of 80 basis points from December 31, 2020, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2021, and December 31, 2020.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.”  If we have total assets in excess of $3.0 billion as of June 30, 2021, we will no longer be considered a small bank holding company in March of 2022.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2020, under the heading “Supervision and Regulation.”

At March 31, 2021, and December 31, 2020, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$282,302	12.43	$158,979	7.000%	N/A	N/A
Old Second Bank	331,118	14.59	158,864	7.000	$147,517	6.50%
Total capital to risk weighted assets
Consolidated	334,614	14.73	238,523	10.500	N/A	N/A
Old Second Bank	358,430	15.80	238,197	10.500	226,854	10.00
Tier 1 capital to risk weighted assets
Consolidated	307,302	13.53	193,057	8.500	N/A	N/A
Old Second Bank	331,118	14.59	192,906	8.500	181,559	8.00
Tier 1 capital to average assets
Consolidated	307,302	10.02	122,675	4.00	N/A	N/A
Old Second Bank	331,118	10.78	122,864	4.00	153,580	5.00

December 31, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$277,199	11.94	$162,512	7.000%	N/A	N/A
Old Second Bank	318,466	13.75	162,128	7.000	$150,548	6.50%
Total capital to risk weighted assets
Consolidated	331,178	14.26	243,855	10.500	N/A	N/A
Old Second Bank	347,408	15.00	243,186	10.500	231,605	10.00
Tier 1 capital to risk weighted assets
Consolidated	302,199	13.01	197,440	8.500	N/A	N/A
Old Second Bank	318,466	13.75	196,870	8.500	185,289	8.00
Tier 1 capital to average assets
Consolidated	302,199	10.21	118,393	4.00	N/A	N/A
Old Second Bank	318,466	10.74	118,609	4.00	148,262	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of March 31, 2021, the capital measures of the Company exclude $5.1 million, which is the modified CECL transition adjustment.

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

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020, however, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the first quarter of 2021, we repurchased 455,134 shares of our common stock at a weighted average price of $12.31 per share, pursuant to the Repurchase Program.  As of March 31, 2021, 1.2 million shares have been repurchased since the program’s inception, and 320,419 shares remain available for repurchase under the Repurchase Program.

Note 11 – Fair Value Measurements

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2021, and December 31, 2020, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,102	$-	$-	$4,102
U.S. government agencies	-	6,361	-	6,361
U.S. government agencies mortgage-backed	-	70,602	-	70,602
States and political subdivisions	-	237,505	4,641	242,146
Corporate bonds	-	34,843	-	34,843
Collateralized mortgage obligations	-	74,936	-	74,936
Asset-backed securities	-	130,368	-	130,368
Collateralized loan obligations	-	29,922	-	29,922
Loans held-for-sale	-	7,842	-	7,842
Mortgage servicing rights	-	-	5,889	5,889
Interest rate swap agreements	-	6,126	-	6,126
Mortgage banking derivatives	-	1,234	-	1,234
Total	$4,102	$599,739	$10,530	$614,371

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$7,147	$-	$7,147
Total	$-	$7,147	$-	$7,147

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,117	$-	$-	$4,117
U.S. government agencies	-	6,657	-	6,657
U.S. government agencies mortgage-backed	-	17,209	-	17,209
States and political subdivisions	-	244,940	4,319	249,259
Collateralized mortgage obligations	-	56,585	-	56,585
Asset-backed securities	-	131,818	-	131,818
Collateralized loan obligations	-	30,533	-	30,533
Loans held-for-sale	-	12,611	-	12,611
Mortgage servicing rights	-	-	4,224	4,224
Interest rate swap agreements	-	9,388	-	9,388
Mortgage banking derivatives	-	840	-	840
Total	$4,117	$510,581	$8,543	$523,241

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,159	$-	$13,159
Total	$-	$13,159	$-	$13,159

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(3)	1,485
Included in other comprehensive income	299	-
Purchases, issuances, sales, and settlements
Purchases	58	-
Issuances	-	552
Settlements	(32)	(372)
Ending balance March 31, 2021	$4,641	$5,889

	Three Months Ended March 31, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(6)	(1,859)
Included in other comprehensive income	(325)	-
Purchases, issuances, sales, and settlements
Purchases	6,100	-
Issuances	-	307
Settlements	(31)	(275)
Ending balance March 31, 2020	$11,157	$4,108

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2021:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,889	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	4.7 - 41.7%	13.5%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2020:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$4,224	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	5.5 - 59.1	19.5%

In addition to the above, Level 3 fair value measurement included $4.6 million for state and political subdivisions representing various local municipality securities at March 31, 2021.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at March 31, 2020, was $11.2 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$7,542	$7,542
Other real estate owned, net[2]	-	-	2,163	2,163
Total	$-	$-	$9,705	$9,705

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $10.4 million and a valuation allowance of $2.9 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $269,000 for the three months ended March 31, 2021.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $2.2 million at March 31, 2021, which is made up of the outstanding balance of $3.8 million, net of a valuation allowance of $1.6 million.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$9,675	$9,675
Other real estate owned, net[2]	-	-	2,474	2,474
Total	$-	$-	$12,149	$12,149

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $12.3 million and a valuation allowance of $2.6 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.4 million for the year ended December 31, 2020.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $2.5 million at December 31, 2020, which is made up of the outstanding balance of $4.1 million, net of a valuation allowance of $1.6 million.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  March 31, 2021 and December 31, 2020, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,448	$25,448	$25,448	$-	$-
Interest earning deposits with financial institutions	415,497	415,497	415,497	-	-
Securities available-for-sale	593,280	593,280	4,102	584,537	4,641
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	7,842	7,842	-	7,842	-
Net loans	1,928,658	1,920,676	-	-	1,920,676
Interest rate swap agreements	6,126	6,126	-	6,126	-
Interest rate lock commitments and forward contracts	1,234	1,234	-	1,234	-
Interest receivable on securities and loans	9,476	9,476	-	9,476	-

Financial liabilities:
Noninterest bearing deposits	$982,664	$982,664	$982,664	$-	$-
Interest bearing deposits	1,673,878	1,675,943	-	1,675,943	-
Securities sold under repurchase agreements	77,321	77,321	-	77,321	-
Junior subordinated debentures	25,773	19,511	-	19,511	-
Senior notes	44,402	44,837	44,837	-	-
Note payable and other borrowings	22,314	22,815	-	22,815	-
Interest rate swap agreements	7,106	7,106	-	7,106	-
Interest payable on deposits and borrowings	999	999	-	999	-

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

Note 13 – Derivatives, Hedging Activities and Financial Instruments with Off-Balance Sheet Risk

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

months, the Company estimates that an additional $181,000 will be reclassified as an increase to interest income and an additional $169,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of March 31, 2021, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s Libor-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.  The Bank held $1.0 million and $1.4 million of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at March 31, 2021, and December 31, 2020, respectively.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity and no investment securities were required to be pledged to any correspondent financial institution at March 31, 2021 and December 31, 2020.  At March 31, 2021, the notional amount of non-hedging interest rate swaps was $177.7 million with a weighted average maturity of 5.6 years.  At December 31, 2020, the notional amount of non-hedging interest rate swaps was $189.1 million with a weighted average maturity of 4.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2021 and December 31, 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			March 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	1,832	Other Liabilities	2,812
Total derivatives designated as hedging instruments				1,832		2,812

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	27	177,709	Other Assets	4,294	Other Liabilities	4,294
Interest rate lock commitments and forward contracts	150	57,494	Other Assets	1,234	Other Liabilities	-
Other contracts	3	18,857	Other Assets	-	Other Liabilities	41
Total derivatives not designated as hedging instruments				5,528		4,335

			December 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	2,697	Other Liabilities	6,380
Total derivatives designated as hedging instruments				2,697		6,380

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	189,126	Other Assets	6,691	Other Liabilities	6,691
Interest rate lock commitments and forward contracts	205	84,472	Other Assets	840	Other Liabilities	-
Other contracts	4	26,523	Other Assets	-	Other Liabilities	88
Total derivatives not designated as hedging instruments				7,531		6,779

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $705,000 as of March 31, 2021, and $4.1 million as of March 31, 2020.  The amount of the gain or (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled $12,000 and ($86,000) for the three months ended March 31, 2021, and March 31, 2020, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2021, and December 31, 2020.

The following table is a summary of letter of credit commitments:

	March 31, 2021			December 31, 2020
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$8,979	$9,308	$329	$9,051	$9,380
Commercial standby	-	-	-	-	-	-
Performance standby	356	6,514	6,870	356	4,517	4,873
	685	15,493	16,178	685	13,568	14,253
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$685	$15,560	$16,245	$685	$13,635	$14,320

Unused loan commitments:	$124,118	$320,101	$444,219	$88,883	$316,298	$405,181

As of March 31, 2021, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rates during the first quarter of 2021, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $3.5 million.  The increase in the ACL for unfunded commitments of $470,000 for the first quarter of 2021, compared to the prior quarter end, is primarily related to an increase in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, and our financial condition at March 31, 2021, compared to December 31, 2020.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2020.  The results of operations for the three months ended March 31, 2021, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and March 2021 and 2020 amounts are unaudited.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of our clients.  The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets.  Market interest rates, after falling to historically low levels due to the COVID-19 pandemic through the second quarter of 2020, have generally stabilized, while intermediate and longer-term Treasury rates have begun to rise. The low interest rate environment, and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations.  For instance, the pandemic has had negative effects on our interest income, ACL, and certain transaction-based line items of noninterest income.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  To date, the COVID-19 pandemic has not significantly impacted the health of the overall real estate industry in our markets, which have reflected relative stability over the past three years. In addition, we have not experienced significant incurred losses on loans or received communications from our borrowers that significant losses are imminent. While management does not currently expect the next year to result in the precipitous decline in the value of certain real estate assets similar to the declines seen in 2009 to 2010, our forecast includes assumptions for certain loss scenarios that may occur due to the exhaustion of federal stimulus funds or a decrease in market valuations.  Accordingly, we determined it prudent to increase our allowance for credit losses to $33.9 million as of December 31, 2020, driven by both our adoption of the new CECL methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  During the first quarter of 2021, unemployment expectations and other market indicators reflected an improving economic outlook, which resulted in a net benefit of $3.0 million in our provision for credit losses, comprised of a $3.5 million reserve release on loans and an additional $470,000 of expense in our provision for credit losses on unfunded commitments.

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

As of March 31, 2021 and December 31, 2020, we had $18.6 million of goodwill.  At November 30, 2020, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, continued delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  As of March 31, 2021, we have executed 504 of these deferrals on loan balances of $237.7 million since March 31, 2020.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of March 31, 2021, 464 loans previously in deferral status, representing loan balances of $218.5 million, had resumed payments or paid off, and 40 loans totaling $19.2 million remained in active deferral status, of which only $4.3 million were in nonaccrual status.  We also suspended late fees for consumer loans through June 30, 2020, and, although consumer late fees have been reinstated, we will continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  In addition, we paused new foreclosure and repossession actions through March 31, 2021, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We are also participating in the CARES Act. During 2020, as part of the first round of the SBA PPP program, we processed 746 PPP loan applications, representing a total of $136.7 million.  In early October, we started the application process for PPP loan forgiveness, and have received $90.8 million of funds from payment forgiveness as of March 31, 2021.  We expect this application process to continue through the second quarter of 2021, with funds to be received from the SBA for the forgiven loans into the third quarter of 2021.  Due to the governmental authorization of the second round of the SBA PPP in late 2020, we originated an additional $58.3 million on 481 PPP loans in the first quarter of 2021, and anticipate filing for forgiveness of these loans with the SBA in the latter half of 2021.  We recorded $504,000 of net fee income on PPP loans in the first quarter of 2021, and as of March 31, 2021, unearned net fee income on both first and second round PPP loans totaled $2.5 million.  In addition, as of March 31, 2021, we had originated two loans for $305,000 under the Main Street Lending Program.

Capital and Liquidity

As of March 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic.  For instance, as customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

We have developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management continues to communicate bi-weekly in structured meetings with key staff to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt, PPP loan fundings and the forgiveness application process, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced a decrease in total loans in the first quarter of 2021, compared to the year ended December 31, 2020, but an increase in total loans compared to the first quarter of 2020, and we believe we are positioned for moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment.  Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business; however, we expect the pandemic will make it challenging for us to attain the levels of profitability and growth we have experienced in the past five years.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended March 31, 2021, compared to the like period ended March 31, 2020:

●	Net income for the first quarter of 2021 was $11.9 million, or $0.40 per diluted share, compared to $275,000, or $0.01 per diluted share, for the first quarter of 2020.

●	Net interest and dividend income was $23.5 million for the first quarter of 2021, compared to $22.7 million for the first quarter of 2020. The increase in 2021 was primarily due to the year over year decline in interest expense, due to the acceleration of debt issuance costs of $635,000 stemming from our redemption of the trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures, which totaled $32.6 million, in March 2020, as well as a decline in market interest rates, which negatively impacted loan and security income, but also reduced time deposit interest expense year over year.

●	The provision for credit losses resulted in a $3.0 million net benefit driven by a reserve release in the first quarter of 2021, consisting of a $3.5 million reserve release related to loans and a provision for credit loss expense of $470,000 related to unfunded commitments, compared to a provision for credit losses of $8.0 million recorded in the first quarter of 2020. We adopted the new current expected credit losses accounting standard, or CECL, effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020. The provision expense recorded in 2020 was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic on future losses.

●	Noninterest income was $11.3 million for the first quarter of 2021, compared to $6.3 million for the first quarter of 2020. The increase in 2021 was primarily due to a $4.9 million increase in mortgage banking revenue, primarily stemming from a more favorable mark to market adjustments on MSRs of $3.2 million, and a $1.5 million increase in net gain on sales of mortgage loans. In addition, a net increase of $383,000 was recorded related to the cash surrender value of bank owned life insurance (“BOLI”) for the first quarter of 2021, compared the first quarter of 2020, as market interest rates have partially recovered from the lows experienced at the end of the first quarter of 2020. Partially offsetting these increases was a reduction of $531,000 in service charges on deposits due to a reduction in overdraft fees stemming from COVID-19 related commercial and consumer spending declines.

●	Noninterest expense was $21.7 million for the first quarter of 2021, compared to $21.0 million for the first quarter of 2020, an increase of $736,000, or 3.5%. The increase in 2021 was primarily due to an increase in salaries and employee benefits expense driven by an increase in annual officer incentive expense and related payroll taxes and Company 401K match, increases in occupancy, furniture and equipment expense and an increase in FDIC insurance expense related to assessment credits received in 2020.

●	The provision for income taxes was $4.2 million for the first quarter of 2021, compared to a tax benefit of $281,000 for the first quarter of 2020. Pretax income was $16.1 million in the first quarter of 2021, compared to a $6,000 pretax loss for the first quarter of 2020.

●	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining steady at 1.1% as of March 31, 2021, December 31, 2020, and March 31, 2020.

●	During the first quarter of 2021, we repurchased 455,134 shares of our common stock at a weighted average price of $12.31 per share pursuant to our stock repurchase program.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2020 Annual Report in Form 10-K.

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

Results of Operations

Overview

Three months ended March 31, 2021 and 2020

Our income before taxes was $16.1 million in the first quarter of 2021 compared to a pretax loss of $6,000 in the first quarter of 2020.  This increase in pretax income was primarily due to a net benefit of $3.0 million related to the  provision for credit losses driven primarily by a reserve release on loans in the first quarter of 2021, compared to provision expense of $8.0 million in the first quarter of 2020.  In addition, noninterest income increased $5.0 million in the first quarter of 2021, compared to the first quarter of 2020, primarily due to growth in mortgage banking revenue, which increased $4.9 million due to more favorable mark to market adjustments on MSRs and an increase in net gain on sales of mortgage loans due to higher origination volumes in the low rate environment. Net interest income also increased $885,000 in the first quarter of 2021, compared to the first quarter of 2020.  Partially offsetting these increases to net income was a $736,000 increase in noninterest expense in the first quarter of 2021, compared to the first quarter of 2020, primarily due to growth in salaries and employee benefits expenses, occupancy, furniture and equipment, and FDIC insurance costs.   Our net income was $11.9 million, or $0.40 per diluted share, for the first quarter of 2021, compared to net income of $275,000, or $0.01 per diluted share, for the first quarter of 2020.

Net interest and dividend income was $23.5 million in the first quarter of 2021, compared to $22.7 million in the first quarter of 2020.  The $885,000 increase was primarily driven by a $2.9 million reduction in interest expense, due to the redemption of the Old Second Capital Trust I trust preferred securities and related subordinated debentures in the first quarter of 2020, as well as the market interest rate reductions year over year, which contributed to the decrease in the cost of deposit interest expense related to time deposits of $1.3 million, and savings, NOW and money market accounts of $394,000.  Interest and dividend income also decreased in the first quarter of 2021 compared to the first quarter of 2020, but at a lesser rate than the decline in interest expense.  A $2.1 million decrease in interest and dividend income in the first quarter of 2021, compared to the first quarter of 2020, was driven by the reduction in market interest rates on loans and securities.  Loan growth of $2.4 million was recorded in the year over year period, but interest income on loans declined $1.4 million in the first quarter of 2021, compared to the like period in 2020.  Securities available-for-sale increased $143.6 million as of March 31, 2021, compared to March 31, 2020, but interest income recorded on securities available-for-sale decreased $696,000 in the year over year period.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loan growth, including loans held for sale, in the first quarter of 2021, compared to the first quarter of 2020, totaled $64.4 million, stemming primarily from 481 PPP loans originated in the first quarters of 2021 totaling $58.3 million, as well organic growth primarily in our commercial, leases, commercial real estate-investor and construction portfolios.

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

Three months ended March 31, 2021 and 2020

Our net interest and dividend income increased by $885,000 to $23.5 million, for the first quarter of 2021, from $22.7 million for the first quarter of 2020.  This increase was attributable to a $2.9 million, or 61.4%, decrease in interest expense for the first quarter of 2021 compared to the first quarter of 2020, partially offset by a $2.1 million decrease in interest and dividend income.  The decline in interest expense was due to lower rates for all interest earning deposits in the first quarter of 2021, as well as the redemption of the Old Second Capital Trust I preferred securities and related subordinated debentures in the first quarter of 2020, which increased interest expense by $635,000 due to the acceleration of unamortized debt issuance costs.  Net interest and dividend income for the first quarter of 2021 reflected a decrease of $334,000, or 1.4%, compared to the fourth quarter of 2020.

Average earning assets for the first quarter of 2021 were $2.92 billion, reflecting an increase of $116.8 million, or 4.2%, compared to the fourth quarter of 2020, and an increase of $457.5 million, or 18.6%, compared to the first quarter of 2020.  Average interest earning deposits with financial institutions totaled $359.6 million for the first quarter of 2021, which reflected an increase of $84.5 million compared to the fourth quarter of 2020, and an increase of $331.6 million compared to the first quarter of 2020.  The yield on average interest earning deposits decreased to ten basis points for the first quarter of 2020, from 108 basis points for the first quarter of 2020, which drove the overall reduction in the yield on interest earning assets year over year.  Total average loans, including loans held-for-sale, totaled $2.01 billion in the first quarter of 2020, which reflected a decrease of $18.0 million compared to the fourth quarter of 2020, but an increase of $69.4 million compared to the first quarter of 2020.  The growth in average loan balances year over year was primarily due to an increase in commercial loans related to PPP loan originations, and organic growth in our leases, commercial real estate-investor, and construction loan portfolios.  This growth in loan volumes was offset by the reduction in market interest rates over the past year, which resulted in a decrease in interest income of $1.4 million related to loans in the year over year period.  For the first quarter of 2021, the yield on average loans decreased to 4.48%, compared to the yield on average loans of 4.51% for the fourth quarter of 2020, and 4.89% for the first quarter of 2020.  Securities also reflected a reduction in interest income year over year, due to decreases in market interest rates over the past year, partially offset by growth in volumes.  Total average securities for the first quarter of 2021 increased $50.3 million from the fourth quarter of 2020, and increased $56.5 million from the first quarter of 2020.  The yield on average securities declined to 2.49% for the first quarter of 2021, compared to 2.55% for the fourth quarter of 2020 and 3.39% for first quarter of 2020.

Average interest bearing liabilities increased $68.0 million, or 3.9%, in the first quarter of 2021, compared to the fourth quarter of 2020, and increased $161.0 million, or 9.8%, compared to the first quarter of 2020.  The growth in average interest bearing deposits of $59.0 million from the prior linked quarter and $162.2 million from the first quarter of 2020 was primarily due to federal stimulus funds received by depositors and growth in depositor liquidity due to market uncertainty related to the COVID-19 pandemic. In addition, we experienced growth in average noninterest bearing deposits of $33.7 million from the prior linked quarter, and $260.3 million from the year over year period, as reductions in market interest rates over the past year have provided less incentive to maintain funds in interest bearing deposits.

Due to the significant increase in cash and due from banks stemming from federal stimulus funds received and PPP loan forgiveness, we had no average other short-term borrowings, which consist of FHLBC advances, in the first quarter of 2021, compared to the $5.4 million in the fourth quarter of 2020 and $23.1 million in the first quarter of 2020.  The average rate paid on short-term FHLBC advances was impacted by the reduction in interest rates in 2020, resulting in an average rate of 0.88% for the fourth quarter of 2020, compared to 1.90% for the first quarter of 2020.  As of March 31, 2021, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.3 million, and $16.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020 to fund our redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures of $32.6 million.  This redemption occurred in March 2020 and was the primary cause of the decrease of 721 basis points in the cost of the average junior subordinated debentures for the first quarter of 2021 compared to the first quarter of 2020.  The rate paid on the redeemed junior subordinated debentures was 7.8%, in comparison to the rate to be paid going forward on the newly executed $20.0 million term note of one month Libor plus 175 basis points.

Our net interest margin, expressed as a percentage of average earning assets, was 3.27% for the first quarter of 2021, reflecting a 12 basis point decrease from the fourth quarter of 2020, and a 44 basis point decrease from the first quarter of 2020.  Our net interest margin, on a tax-equivalent (TE) basis, expressed as a percentage of average earning assets, was 3.32% for the first quarter of 2021, reflecting a 12 basis point decrease from the fourth quarter of 2020, and a 45 basis point decrease from the first quarter of 2020.  The average tax-equivalent yield on earning assets decreased to 3.58% for the first quarter of 2021, compared to 3.74% for the fourth quarter of 2020, and 4.55% for the first quarter of 2020.  The decreases in net interest margin and the yield on average earning assets for the first quarter of 2021, compared to the fourth quarter of 2020, was primarily attributable to growth in lower yielding interest earning deposits with financial institutions, as well as a decline in loan volumes and interest rate reductions which impacted loans and securities in the first quarter of 2021.  Average PPP loans for the first quarter of 2021 totaled $94.1 million, which resulted in an increase to our net interest margin (TE) of one basis point for the quarter as $27.8 million of these loans were forgiven in the first quarter of 2021, which accelerated the unamortized fee recognition on these loans. The cost of funds on interest bearing liabilities was 0.41% for the first quarter of 2021, 0.49% for the fourth quarter of 2020, and 1.17% for the first quarter of 2020.  The decrease in our cost of funds in the first quarter of 2021 compared to the fourth quarter of 2020 and the first quarter of 2020 was primarily driven by a decline in the rates paid on deposits, a decline in volume and rates paid on short-term borrowings, and the redemption of our junior subordinated debentures in the first quarter of 2020 which resulted in the average yield on our junior subordinated debentures of 4.41% for the first quarter of 2021, compared to 11.62% in the prior year like quarter.

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

The following table sets forth certain information relating to our average consolidated balance sheet and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2021 and 2020 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$359,576	$92	0.10	$275,087	$73	0.11	$27,989	$75	1.08
Securities:
Taxable	340,873	1,615	1.92	288,089	1,458	2.01	273,429	2,163	3.18
Non-taxable (TE)[1]	191,357	1,655	3.51	193,859	1,637	3.36	202,289	1,842	3.66
Total securities (TE)[1]	532,230	3,270	2.49	481,948	3,095	2.55	475,718	4,005	3.39
Dividends from FHLBC and FRBC	9,917	115	4.70	9,917	118	4.73	9,917	125	5.07
Loans and loans held-for-sale[1,2]	2,014,773	22,266	4.48	2,032,741	23,067	4.51	1,945,383	23,636	4.89
Total interest earning assets	2,916,496	25,743	3.58	2,799,693	26,353	3.74	2,459,007	27,841	4.55
Cash and due from banks	28,461	-	-	30,086	-	-	32,549	-	-
Allowance for credit losses on loans	(34,540)	-	-	(33,255)	-	-	(23,507)	-	-
Other noninterest bearing assets	187,488	-	-	192,421	-	-	172,712	-	-
Total assets	$3,097,905			$2,988,945			$2,640,761

Liabilities and Stockholders' Equity
NOW accounts	$495,384	$95	0.08	$474,470	$96	0.08	$422,065	$233	0.22
Money market accounts	329,050	77	0.09	317,780	85	0.11	280,828	236	0.34
Savings accounts	412,743	69	0.07	391,904	69	0.07	322,618	166	0.21
Time deposits	399,310	500	0.51	393,297	741	0.75	448,763	1,766	1.58
Interest bearing deposits	1,636,487	741	0.18	1,577,451	991	0.25	1,474,274	2,401	0.66
Securities sold under repurchase agreements	82,475	31	0.15	67,059	35	0.21	47,825	116	0.98
Other short-term borrowings	-	-	-	5,448	12	0.88	23,069	109	1.90
Junior subordinated debentures	25,773	280	4.41	25,773	283	4.37	47,200	1,364	11.62
Senior notes	44,389	673	6.15	44,363	673	6.04	44,284	673	6.11
Notes payable and other borrowings	23,330	123	2.14	24,407	135	2.20	14,762	130	3.54
Total interest bearing liabilities	1,812,454	1,848	0.41	1,744,501	2,129	0.49	1,651,414	4,793	1.17
Noninterest bearing deposits	937,039	-	-	903,383	-	-	676,755	-	-
Other liabilities	37,801	-	-	39,281	-	-	28,490	-	-
Stockholders' equity	310,611	-	-	301,780	-	-	284,102	-	-
Total liabilities and stockholders' equity	$3,097,905			$2,988,945			$2,640,761
Net interest income (GAAP)		$23,543			$23,877			$22,658
Net interest margin (GAAP)			3.27			3.39			3.71

Net interest income (TE)[1]		$23,895			$24,224			$23,048
Net interest margin (TE)[1]			3.32			3.44			3.77
Core net interest margin (TE - excluding PPP loans)[1]			3.33			3.32			3.77
Interest bearing liabilities to earning assets	62.14%			62.31%			67.16%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021 and 2020.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $1.3 million, $2.3 million, and $294,000 for the first quarter of 2021, the fourth quarter of 2020, and the first quarter of 2020, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2021 and 2020 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2021	2020	2020

Interest income (GAAP)	$25,391	$26,006	$27,451
Taxable-equivalent adjustment:
Loans	4	3	3
Securities	348	344	387
Interest and dividend income (TE)	25,743	26,353	27,841
Interest expense (GAAP)	1,848	2,129	4,793
Net interest income (TE)	$23,895	$24,224	$23,048
Paycheck Protection Program ("PPP") loan - interest and net fee income	741	1,777	NA
Net interest income (TE) - excluding PPP loans	$23,154	22,447	23,048
Net interest income (GAAP)	$23,543	$23,877	$22,658
Average interest earning assets	$2,916,496	$2,799,693	$2,459,007
Average PPP loans	$94,149	$111,491	N/A
Average interest earning assets, excluding PPP loans	$2,822,347	2,688,202	2,459,007
Net interest margin (GAAP)	3.27%	3.39%	3.71%
Net interest margin (TE)	3.32%	3.44%	3.77%
Core net interest margin (TE - excluding PPP loans)	3.33%	3.32%	3.77%

Noninterest Income

Three months ended March 31, 2021 and 2020

The following table details the major components of noninterest income for the periods presented:

				1st Quarter 2021
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Wealth management	$2,151	$2,112	$1,906	1.8	12.9
Service charges on deposits	1,195	1,344	1,726	(11.1)	(30.8)
Residential mortgage banking revenue
Secondary mortgage fees	322	387	270	(16.8)	19.3
Mortgage servicing rights mark to market gain (loss)	1,113	(1,260)	(2,134)	188.3	152.2
Mortgage servicing income	567	503	468	12.7	21.2
Net gain on sales of mortgage loans	3,721	3,396	2,246	9.6	65.7
Total residential mortgage banking revenue	5,723	3,026	850	89.1	573.3
Securities losses, net	-	-	(24)	-	100.0
Change in cash surrender value of BOLI	334	291	(49)	14.8	781.6
Card related income	1,447	1,435	1,287	0.8	12.4
Other income	450	577	626	(22.0)	(28.1)
Total noninterest income	$11,300	$8,785	$6,322	28.6	78.7

Noninterest income increased $2.5 million, or 28.6%, in the first quarter of 2021, compared to the fourth quarter of 2020, and increased $5.0 million, or 78.7%, compared to the first quarter of 2020.  The increase from both the linked quarter and the prior year quarter was primarily driven by an increase in residential mortgage banking revenue, primarily due to favorable adjustments on the mark to market valuation of MSRs and net gain on sales of mortgage loans, both stemming from the low market interest rate environment over the past year.  In addition, the change in cash surrender value of BOLI increased from both the linked quarter and the year over year period due to market interest rate growth since March 31, 2020.  Wealth management income also increased from both the linked quarter and year over year, as the valuation of assets under management increased due to market interest rate growth, which impacted fees assessed.

Partially offsetting these increases was a $149,000 decrease in service charges on deposits in the first quarter of 2021 compared to the linked quarter and a $531,000 decrease year over year, as federal stimulus funds were received by many of our depositors over the past year, and customer spending decreased due to uncertainty stemming from the COVID-19 pandemic, causing overdraft fees to decrease commensurately.  Other income also decreased $127,000 for the first quarter of 2021, compared to the linked quarter due to various miscellaneous recoveries recorded in the fourth quarter of 2020, and decreased $176,000 compared to the prior year period, primarily due to a reduction in commercial interest rate swap fees.

Noninterest Expense

Three months ended March 31, 2021 and 2020

The following table details the major components of noninterest expense for the periods presented:

				1st Quarter 2021
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Salaries	$9,216	$9,978	$9,761	(7.6)	(5.6)
Officers incentive	1,653	680	958	143.1	72.5
Benefits and other	2,637	2,043	2,199	29.1	19.9
Total salaries and employee benefits	13,506	12,701	12,918	6.3	4.6
Occupancy, furniture and equipment expense	2,467	2,259	2,301	9.2	7.2
Computer and data processing	1,298	1,335	1,335	(2.8)	(2.8)
FDIC insurance	201	194	57	3.6	252.6
General bank insurance	276	266	246	3.8	12.2
Amortization of core deposit intangible asset	120	120	128	-	(6.3)
Advertising expense	60	70	109	(14.3)	(45.0)
Card related expense	593	583	532	1.7	11.5
Legal fees	55	285	131	(80.7)	(58.0)
Other real estate owned expense, net	36	146	237	(75.3)	(84.8)
Other expense	3,126	3,294	3,008	(5.1)	3.9
Total noninterest expense	$21,738	$21,253	$21,002	2.3	3.5
Efficiency ratio (GAAP)[1]	63.98%	61.87%	66.28%
Adjusted efficiency ratio (non-GAAP)[2]	63.16%	61.10%	65.48%

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

Noninterest expense for the first quarter of 2021 increased $485,000, or 2.3%, compared to the fourth quarter of 2020, and increased $736,000, or 3.5%, compared to the first quarter of 2020.  The linked quarter increase is primarily attributable to an $805,000 increase in salaries and employee benefits in the first quarter of 2021 and a $588,000 increase in salaries and employee benefits from the first quarter of 2020, driven by an increase in officer incentive expense and related increases in payroll taxes and company 401K matching expense.  These increases to officer incentive and benefits expense were partially offset by an increase in deferrals of new loan origination costs related to PPP loans in the first quarter of 2021, which reduced salary expense in the first quarter of 2021 by $1.1 million, compared to new loan origination cost deferrals of $705,000 in the fourth quarter of 2020 and $733,000 in the first quarter of 2020.

The increase in noninterest expense for the first quarter of 2021 compared to the linked quarter and prior year quarter was also due to an increase in occupancy, furniture and equipment expense, FDIC insurance expense and general bank insurance expense.  FDIC insurance expense increased $144,000 year over year due to assessment credits received in the first quarter of 2020, and general bank insurance expense increased year over year due to an increase in policy costs. These increases were partially offset by decreases in legal fees of $230,000 and $76,000 for the linked quarter and year over year, respectively, due to a decline in loan volumes and related legal fees, as well as reductions in other real estate owned expense, net, of $110,000 and $201,000 for the linked quarter and year over year, respectively, due to a reduction in other real estate held.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2021	2020	2020
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$21,738	$21,253	$21,002	$21,738	$21,253	$21,002
Less amortization of core deposit	120	120	128	120	120	128
Less other real estate expense, net	36	146	237	36	146	237
Noninterest expense less adjustments	$21,582	$20,987	$20,637	$21,582	$20,987	$20,637

Net interest income	$23,543	$23,877	$22,658	$23,543	$23,877	$22,658
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	4	3	3
Securities	N/A	N/A	N/A	348	344	387
Net interest income including adjustments	23,543	23,877	22,658	23,895	24,224	23,048
Noninterest income	11,300	8,785	6,322	11,300	8,785	6,322
Less death benefit related to BOLI	-	-	-	-	-	-
Less securities losses, net	-	-	(24)	-	-	(24)
Less MSRs mark to market gains (losses)	1,113	(1,260)	(2,134)	1,113	(1,260)	(2,134)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	89	77	(13)
Noninterest income (less) / including adjustments	10,187	10,045	8,480	10,276	10,122	8,467

Net interest income including adjustments plus noninterest income (less) / including adjustments	$33,730	$33,922	$31,138	$34,171	$34,346	$31,515
Efficiency ratio / Adjusted efficiency ratio	63.98%	61.87%	66.28%	63.16%	61.10%	65.48%

Income Taxes

We recorded income tax expense of $4.2 million for the first quarter of 2021 on $16.1 million of pretax income, compared to income tax expense of $3.4 million on $11.4 million of pretax income in the fourth quarter of 2020, and an income tax benefit of $281,000 on $6,000 of pretax loss in the first quarter of 2020.  The effective tax rate was 26.2% for the first quarter of 2021 and 29.5% for the fourth quarter of 2020; the effective tax rate was not meaningful for the first quarter of 2020, due to the pretax loss.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2021.  We had no valuation reserve on the deferred tax assets as of March 31, 2021.

Financial Condition

Total assets increased $125.8 million to $3.17 billion at March 31, 2021, from $3.04 billion at December 31, 2020, due primarily to an increase in cash and cash equivalents of $111.0 million and securities available-for-sale of $97.1 million, partially offset by a reduction in loans of $75.2 million.  We continue to actively assess potential investment opportunities for this excess liquidity. Total deposits were $2.66 billion at March 31, 2021, an increase of $119.5 million from December 31, 2020, primarily due to increases in noninterest bearing demand accounts, savings, money market and NOW accounts due to a decrease in consumer spending during the COVID-19 pandemic, and federal stimulus funds received by many depositors.

				March 31, 2021
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Securities available-for-sale, at fair value
U.S. Treasuries	$4,102	$4,117	$4,152	(0.4)	(1.2)
U.S. government agencies	6,361	6,657	7,723	(4.4)	(17.6)
U.S. government agencies mortgage-backed	70,602	17,209	17,255	310.3	309.2
States and political subdivisions	242,146	249,259	255,095	(2.9)	(5.1)
Corporate bonds	34,843	-	-	100.0	100.0
Collateralized mortgage obligations	74,936	56,585	53,403	32.4	40.3
Asset-backed securities	130,368	131,818	77,727	(1.1)	67.7
Collateralized loan obligations	29,922	30,533	34,339	(2.0)	(12.9)
Total securities	$593,280	$496,178	$449,694	19.6	31.9

Securities available-for-sale increased $97.1 million as of March 31, 2021, compared to December 31, 2020, and increased $143.6 million compared to March 31, 2020.  Available-for-sale security purchases during the quarter ended March 31, 2021, totaled $109.8 million and consisted of $55.2 million of U.S. agency mortgage backed securities, $34.8 million of corporate bonds, and $19.8 million of collateralized mortgage–backed securities.  These purchases were partially offset by $7.3 million of calls, maturities and paydowns during the first quarter of 2021, as well as an unrealized mark to market loss of $4.8 million and net premium amortization of $535,000.  During the first quarter of 2021 and the fourth quarter of 2020, no security gains or losses were recorded, compared to $24,000 of security losses, net, in the first quarter of 2020.

				March 31, 2021
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Commercial	$392,380	$407,159	$364,626	(3.6)	7.6
Leases	138,240	141,601	126,237	(2.4)	9.5
Commercial real estate - Investor	567,475	582,042	503,905	(2.5)	12.6
Commercial real estate - Owner occupied	326,857	333,070	349,595	(1.9)	(6.5)
Construction	93,745	98,486	78,159	(4.8)	19.9
Residential real estate - Investor	52,176	56,137	69,429	(7.1)	(24.8)
Residential real estate - Owner occupied	107,303	116,388	129,982	(7.8)	(17.4)
Multifamily	178,258	189,040	195,297	(5.7)	(8.7)
HELOC	75,604	80,908	93,165	(6.6)	(18.8)
HELOC - Purchased	17,078	19,487	30,880	(12.4)	(44.7)
Other (1)	10,509	10,533	15,929	(0.2)	(34.0)
Total loans	$1,959,625	$2,034,851	$1,957,204	(3.7)	0.1

1 The “Other” segment includes consumer and overdrafts.

Total loans were $1.96 billion as of March 31, 2021, a decrease of $75.2 million from December 31, 2020.  The decrease in total loans in the first quarter of 2021 was due primarily to forgiveness of 294 PPP loans that totaled $27.8 million within commercial loans, as well as reduction in all loan segments due to paydowns as commercial and consumer liquidity increased primarily due to the receipt of federal stimulus funds and decreases in capital expenditures during the COVID-19 pandemic.  Total loans increased $2.4 million from March 31, 2020 to March 31, 2021, primarily due to loan growth in our commercial loans related to PPP loan originations and organic growth in our leases, commercial real estate-investor, and construction loan portfolios, partially offset by reductions in our commercial real estate-owner occupied, residential real estate-investor, residential real estate-owner occupied, HELOC, and HELOC-purchased portfolios. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 72.4% of the portfolio as of March 31, 2021, compared to 72.5% of the portfolio as of December 31, 2020.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans decreased by $1.8 million to $21.2 million at March 31, 2021 from $23.0 million at December 31, 2020.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.1% as of March 31, 2021, December 31, 2020, and March 31, 2020.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2021
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Commercial	$933	$1,125	$2,418	(17.1)	(61.4)
Leases	2,562	2,801	187	(8.5)	N/M
Commercial real estate - Investor	1,913	1,632	1,809	17.2	5.7
Commercial real estate - Owner occupied	7,427	9,262	7,436	(19.8)	(0.1)
Construction	128	-	2,800	N/M	(95.4)
Residential real estate - Investor	855	1,085	859	(21.2)	(0.5)
Residential real estate - Owner occupied	3,567	3,561	4,736	0.2	(24.7)
Multifamily	2,398	2,437	69	(1.6)	N/M
HELOC	1,000	1,142	1,400	(12.4)	(28.6)
HELOC - Purchased	-	-	114	-	(100.0)
Other [1]	399	-	9	N/M	N/M
Total nonperforming loans	$21,182	$23,045	$21,837	(8.1)	(3.0)

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				March 31, 2021
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Nonaccrual loans	$20,379	$22,280	$19,497	(8.5)	4.5
Performing troubled debt restructured loans accruing interest	290	331	934	(12.4)	(69.0)
Loans past due 90 days or more and still accruing interest	513	434	1,406	18.2	(63.5)
Total nonperforming loans	21,182	23,045	21,837	(8.1)	(3.0)
Other real estate owned	2,163	2,474	5,049	(12.6)	(57.2)
Total nonperforming assets	$23,345	$25,519	$26,886	(8.5)	(13.2)

30-89 days past due loans and still accruing interest	$13,506	$11,326	$16,173
Nonaccrual loans to total loans	1.0%	1.1%	1.0%
Nonperforming loans to total loans	1.1%	1.1%	1.1%
Nonperforming assets to total loans plus OREO	1.2%	1.3%	1.4%

Allowance for credit losses	$30,967	$33,855	$30,045
Allowance for credit losses to total loans	1.6%	1.7%	1.6%
Allowance for credit losses to nonaccrual loans	152.0%	152.0%	154.1%

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2021	Total[1]	2020	Total[1]	2020	Total[1]
Commercial	$(18)	3.1	$(93)	(169.1)	$85	7.6
Leases	-	-	(11)	(20.0)	-	-
Commercial real estate - Investor	(20)	3.4	471	856.4	(8)	(0.7)
Commercial real estate - Owner occupied	(205)	35.2	86	156.4	1,108	98.8
Construction	-	-	(171)	(310.9)	-	-
Residential real estate - Investor	(266)	45.7	(12)	(21.8)	(21)	(1.9)
Residential real estate - Owner occupied	(49)	8.4	(130)	(236.4)	(22)	(2.0)
Multifamily	-	-	-	-	-	-
HELOC	(12)	2.1	(97)	(176.4)	(58)	(5.2)
HELOC - Purchased	-	-	-	-	-	-
Other [2]	(12)	2.1	12	21.8	38	3.4
Net (recoveries) charge-offs	$(582)	100.0	$55	100.0	$1,122	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net recoveries of $582,000 were recorded for the first quarter of 2021, compared to net charge-offs of $55,000 for the fourth quarter of 2020, and net charge-offs $1.1 million for the first quarter of 2020, reflecting continuing management attention to credit quality and remediation efforts.  The net recoveries for the first quarter of 2021 were primarily due to recoveries on two large charge-offs recorded prior to 2021.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				March 31, 2021
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Commercial	$2,397	$2,679	$11,260	(10.5)	(78.7)
Leases	3,147	3,222	264	(2.3)	N/M
Commercial real estate - Investor	5,130	5,117	6,073	0.3	(15.5)
Commercial real estate - Owner occupied	8,652	11,187	10,504	(22.7)	(17.6)
Construction	5,366	5,192	2,414	3.4	122.3
Residential real estate - Investor	1,435	1,516	1,452	(5.3)	(1.2)
Residential real estate - Owner occupied	4,148	4,040	4,568	2.7	(9.2)
Multifamily	7,846	7,558	5,374	3.8	46.0
HELOC	1,303	1,540	1,628	(15.4)	(20.0)
HELOC - Purchased	-	-	114	-	(100.0)
Other [1]	402	4	349	N/M	15.2
Total classified loans	39,826	42,055	44,000	(5.3)	(9.5)
Other real estate owned	2,163	2,474	5,049	(12.6)	(57.2)
Total classified assets	$41,989	$44,529	$49,049	(5.7)	(14.4)

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets decreased as of March 31, 2021, from the levels at both December 31, 2020 and March 31, 2020, primarily due to continued remediation efforts and the high level of paydowns and payoffs we have experienced due to increased borrower liquidity stemming from federal stimulus funds received by borrowers and other COVID-19 relief funding, such as PPP loans. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 11.60% for the period ended March 31, 2021, compared to 12.64% as of December 31, 2020, and 15.26% as of March 31, 2020.  The decrease in the classified assets ratio for the period ended March 31, 2021, compared to March 31, 2020, is also due to the remediation efforts and borrower liquidity noted above, as well as growth in our capital level over the past year.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

We recorded a net benefit of $3.0 million in our provision for credit losses due to a reserve release for the first quarter of 2021, comprised of a $3.5 million reserve release to loans and $470,000 of additional provision expense for credit losses on unfunded commitments, compared to no provision for credit losses recorded in the fourth quarter of 2020, and an $8.0 million provision for credit losses recorded for the first quarter of 2020, due to both our adoption of the CECL accounting standard on January 1, 2020 and the potential impact of the COVID-19 pandemic.  In the first quarter of 2021, we determined a reserve release on loans was appropriate, after considering our net recoveries for the quarter of $582,000, as well as the impact of changes to our future loss rate assumptions based on a decrease to the unemployment factor projected for the life of the loans over the one year forecast period.   In addition, we recorded a $470,000 provision for credit losses on unfunded commitments in the first quarter of 2021, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loan, leases and unfunded commitments.  Our ACL on loans to total loans was 1.6% as of March 31, 2021, compared to 1.7% and 1.6% at December 31, 2020, and March 31, 2020, respectively.  See Item 2 – Critical Accounting Policies in the Management Discussion and Analysis in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Allowance at beginning of period	$33,855	$32,918	$19,789
Charge-offs:
Commercial	2	(85)	97
Leases	-	87	-
Commercial real estate - Investor	-	497	13
Commercial real estate - Owner occupied	3	217	1,109
Construction	-	-	-
Residential real estate - Investor	-	-	-
Residential real estate - Owner occupied	-	-	1
Multifamily	-	-	-
HELOC	12	42	83
Other [1]	25	52	98
Total charge-offs	42	810	1,401
Recoveries:
Commercial	20	8	12
Leases	-	98	-
Commercial real estate - Investor	20	26	21
Commercial real estate - Owner occupied	208	131	1
Construction	-	171	-
Residential real estate - Investor	266	12	21
Residential real estate - Owner occupied	49	130	23
Multifamily	-	-	-
HELOC	24	139	141
Other [1]	37	40	60
Total recoveries	624	755	279
Net (recoveries) charge-offs	(582)	55	1,122
Adoption of ASC 326	-	-	5,879
Provision for credit losses on loans	(3,470)	992	5,499
Allowance at end of period	$30,967	$33,855	$30,045

Average total loans (exclusive of loans held-for-sale)	$2,006,157	$2,023,238	$1,941,760
Net charge-offs / (recoveries) to average loans	(0.03)%	0.00%	0.06%
Allowance at period end to average loans	1.54%	1.67%	1.55%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 146.2% as of March 31, 2021, which was a decrease from the coverage ratio of 146.9% as of December 31, 2020, but an increase from 137.6% as of March 31, 2020.  When measured as a percentage of average loans, our total ACL on loans was 1.54% for the three months ended March 31, 2021, and 1.55% for the like period of March 31, 2020, reflecting minimal change year over year.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2021, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2021, OREO totaled $2.2 million, reflecting a $311,000 reduction from the $2.5 million at December 31, 2020, and a $2.9 million reduction from the $5.0 million at March 31, 2020.  One property sale of $305,000 net book value and no transfers to OREO from loans were recorded in the first quarter of 2021.  There were two property additions totaling $491,000 in the first quarter of 2020. The net book value of four property disposals in the first quarter of 2020 totaled $288,000.  Valuation write-downs occurred in the first quarter of 2021 which totaled $6,000, compared to $93,000 of OREO valuation write-downs in the fourth quarter of 2020, and $158,000 of valuation write-downs recorded in the first quarter of 2020.

				March 31, 2021
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Balance at beginning of period	$2,474	$2,686	$5,004	(7.9)	(50.6)
Property additions, net of acquisition adjustments	-	-	491	-	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	305	119	288	156.3	5.9
Period valuation adjustments	6	93	158	(93.5)	(96.2)
Balance at end of period	$2,163	$2,474	$5,049	(12.6)	(57.2)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $1.4 million, or approximately 65.8% of total OREO at March 31, 2021, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$430	20%	$430	17%	$450	9%
Lots (single family and commercial)	1,381	64%	1,387	57%	3,747	74%
Vacant land	352	16%	352	14%	41	1%
Commercial property	-	0%	305	12%	811	16%
Total other real estate owned	$2,163	100%	$2,474	100%	$5,049	100%

Deposits and Borrowings

				March 31, 2021
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2021	2020	2020	2020	2020
Noninterest bearing demand	$982,664	$909,505	$702,598	8.0	39.9
Savings	429,256	399,057	338,134	7.6	26.9
NOW accounts	522,760	486,612	428,419	7.4	22.0
Money market accounts	338,921	316,465	277,018	7.1	22.3
Certificates of deposit of less than $100,000	193,291	200,107	231,704	(3.4)	(16.6)
Certificates of deposit of $100,000 through $250,000	132,514	164,982	150,185	(19.7)	(11.8)
Certificates of deposit of more than $250,000	57,136	60,345	67,584	(5.3)	(15.5)
Total deposits	$2,656,542	$2,537,073	$2,195,642	4.7	21.0

Total deposits were $2.66 billion at March 31, 2021, which reflects a $119.5 million increase from total deposits of $2.54 billion at December 31, 2020, and an increase of $460.9 million from total deposits of $2.20 billion at March 31, 2020.  The increase in deposits at March 31, 2021, compared to both December 31, 2020, and March 31, 2020, was due to increases in noninterest bearing demand, savings, NOW, and money market accounts, with decreases noted in all maturity categories of certificates of deposit.  These total deposit increases in the linked quarter as well as the year over year periods were primarily due to federal stimulus funds received by depositors and a decrease in consumer spending due to the COVID-19 pandemic.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $77.3 million at March 31, 2021, a $10.3 million, or 15.4%, increase from $67.0 million at December 31, 2020, and a $51.2 million increase from March 31, 2020.   Our notes payable and other borrowings is comprised of one remaining $6.3 million long-term FHLBC advance, which matures on February 2, 2026, and $16.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $22.3 million as of March 31, 2021, decreased $1.1 million from December 31, 2020, and decreased $4.3 million from March 31, 2020.

The Company is indebted on senior notes originated in December 2016, totaling $44.4 million, net of deferred issuance costs, as of March 31, 2021.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.41% as of March 31, 2021, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.  The Company also redeemed $32.6 million of trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust I, on March 2, 2020, as noted above.  The cash paid at redemption of $33.0 million included accrued interest of $438,000 on the debentures, and resulted in a payment of $10.13 per preferred share.

Capital

As of March 31, 2021, total stockholders’ equity was $311.1 million, which was an increase of $4.0 million from $307.1 million as of December 31, 2020.  This increase is attributable to an increase in retained earnings of $11.6 million, comprised of net income year to date of $11.9 million, less a reduction to retained earnings $300,000 for payment of dividends to our common stockholders in the first quarter of 2021. In addition, a decrease to accumulated other comprehensive income of $1.5 million was recorded due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps. Total stockholders’ equity was reduced by an increase of $3.9 million to our treasury stock in the first quarter of 2021, primarily due to repurchases of our common shares pursuant to our stock repurchase program.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to  repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases are anticipated to be funded by our cash on hand.  During the first quarter of 2021, we repurchased 455,134 shares of our common stock at a weighted average price of $12.31 per share pursuant to our stock repurchase program.  To date, we have repurchased 1,174,407 shares of our common stock at a weighted average price of $9.45 per share, under our stock repurchase program.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2021	2020	2020
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.43%	11.94%	10.85%
Total risk-based capital ratio	10.50%	N/A	14.73%	14.26%	13.09%
Tier 1 risk-based capital ratio	8.50%	N/A	13.53%	13.01%	11.93%
Tier 1 leverage ratio	4.00%	N/A	10.02%	10.21%	10.57%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	14.59%	13.75%	12.89%
Total risk-based capital ratio	10.50%	10.00%	15.80%	15.00%	14.07%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.59%	13.75%	12.89%
Tier 1 leverage ratio	4.00%	5.00%	10.78%	10.74%	11.36%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of March 31, 2021, the capital measures of the Company exclude $5.1 million, which is the modified CECL transition adjustment.

As of March 31, 2021, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.10% at December 31, 2020, to 9.82% at March 31, 2021. Our GAAP tangible common equity to tangible assets ratio was 9.23% at March 31, 2021, compared to 9.48% as of December 31, 2020.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.49% at December 31, 2020, to 9.24% at March 31, 2021, due to the growth in total tangible assets.

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

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2021		December 31, 2020
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$311,113	$311,113	$307,087	$307,087
Less: Goodwill and intangible assets	20,661	20,661	20,781	20,781
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	411	N/A	435
Adjusted goodwill and intangible assets	20,661	20,250	20,781	20,346
Tangible common equity	$290,452	$290,863	$286,306	$286,741
Tangible assets
Total assets	$3,166,652	$3,166,652	$3,040,837	$3,040,837
Less: Adjusted goodwill and intangible assets	20,661	20,250	20,781	20,346
Tangible assets	$3,145,991	$3,146,402	$3,020,056	$3,020,491

Common equity to total assets	9.82%	9.82%	10.10%	10.10%
Tangible common equity to tangible assets	9.23%	9.24%	9.48%	9.49%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of March 31 2021, our cash on hand liquidity totaled $440.9 million, an increase of $111.0 million over cash balances held as of December 31, 2020.

Net cash inflows from operating activities were $15.4 million during the first three months of 2021, compared with net cash inflows of $9.0 million in the same period of 2020.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of inflows for the first three months of 2021 and outflows for the like period of 2020.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the three months ended March 31, 2021, but were a source of inflows for the like period of 2020.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $26.6 million in the three months ended March 31, 2021, compared to net cash outflows of $220,000 in the same period in 2020.  In the first three months of 2021, securities transactions accounted for net outflows of $102.4 million, and the principal change on loans accounted for net inflows of $75.9 million.  In the first three months of 2020, securities transactions accounted for net inflows of $28.1 million, and net principal on loans funded accounted for net outflows of $27.7 million.  Proceeds from sales of OREO accounted for $325,000 and $311,000 in investing cash inflows for the three months ended March 31, 2021 and 2020, respectively.

Net cash inflows from financing activities in the three months ended March 31, 2021 were $122.3 million, compared with net cash inflows of $13.7 million in the three months ended March 31, 2020.   Net deposit inflows in the first three months of 2021 were $119.5 million compared to net deposit inflows of $68.9 million in the first three months of 2020.  Other short-term borrowings had no net cash outflows in the first three months of 2021, compared to $42.1 million in the first three months of 2020.  Changes in securities sold under repurchase agreements accounted for $10.3 million and $2.5 million in net inflows for the three months ended March 31, 2021 and 2020, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $20.0 million term note cash inflow which was originated to partially fund this trust preferred redemption; $16.0 million of this term note remains outstanding as of March 31, 2021.

Cash and cash equivalents for the three months ended March 31, 2021, totaled $440.9 million, as compared to $73.1 million as of March 31, 2020.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

In the first quarter of 2020 the Federal Reserve cut the Fed Funds rate three times down to a target range of 0% to 0.25%. Additionally, the Federal Reserve has been aggressively purchasing various assets since March 2020 in an effort to stabilize the economy from the continuing effects of COVID-19. Overall, the Federal Reserve’s balance sheet has increased from about $4.2 trillion in early March 2020 to about $7.7 trillion as of March 31, 2021, the current pace of asset purchases is expected to continue.  Despite the market pricing in a rate hike in late 2022, the Federal Reserve maintained the statement that the Fed Funds rate will remain in the 0% to 0.25% range through 2023.  We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We seek to manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2021 and December 31, 2020 are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2020, we had notable amounts of earnings gains (in both dollars and percentage) should interest rates rise.  Due to relatively low current market interest rates, it was not possible to calculate any down rate scenarios because many of the market interest rates would fall below zero in that scenario.  The projected increases in income across all up rate interest rate shock scenarios as of March 31, 2021 were moderately lower than December 31, 2020. This was primarily the result of a second round of PPP loans.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  Due to the low interest rate environment, it was not possible to calculate any down rate scenarios because rates would fall below zero in all down rate scenarios.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2021
Dollar change	N/M	N/M	N/M	$2,793	$5,985	$12,200
Percent change	N/M	N/M	N/M	3.2%	6.9%	14.1%

December 31, 2020
Dollar change	N/M	N/M	N/M	$3,405	$6,879	$13,145
Percent change	N/M	N/M	N/M	3.9%	7.8%	14.9%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements” and in our other filings with the SEC.

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

The following table presents our stock repurchases for the quarter ended March 31, 2021.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased (a)	per Share (b)	or Programs (c)(1)	the Plans or Programs (d)
January 1, 2021 - January 31, 2021	-	-	-	775,553
February 1, 2021 - February 28, 2021	249,557	11.44	249,557	525,996
March 1, 2021 - March 31, 2021	205,577	13.35	205,577	320,419
Total	455,134	$12.31	455,134	320,419

(1)	We publicly announced the extension of our Repurchase Program, which will expire on October 20, 2021 unless further extended as described above, in our Current Report on Form 8-K filed on October 21, 2020, and 898,415 shares remained available for repurchase under the Repurchase Program as of October 20, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1

Compensation and Benefits Assurance Agreement dated as of March 16, 2021, between Old Second Bancorp, Inc. and Richard A. Gartelmann, Jr., Executive Vice President (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 19, 2021).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2021, and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31,  2021 and 2020; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

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

DATE: May 7, 2021