Form 10-Q
period 2021-06-30
OLD SECOND BANCORP INC
filed 2021-08-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from          to

Commission File Number 000-10537

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

As of August 3, 2021, the Registrant has 28,707,737 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	the possibility that our previously announced merger with West Suburban does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of the Company, West Suburban or both to terminate the Merger Agreement;
●	the possibility that the anticipated benefits of the proposed merger with West Suburban, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where the Company and West Suburban do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the proposed merger with West Suburban, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities as a result of the proposed merger with West Suburban;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with West Suburban;
●	the outcome of any legal proceedings that may be instituted against the Company or West Suburban as a result of the proposed merger with West Suburban;
●	the integration of the businesses and operations of the Company and West Suburban, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the Company’s and West Suburban’s existing businesses;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of CECL, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;

●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the new presidential administration and Democratic control of Congress;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K, in this Form 10-Q, and in subsequent filings we make with the SEC.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements.  Because the Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$29,829	$24,306
Interest earning deposits with financial institutions	562,931	305,597
Cash and cash equivalents	592,760	329,903
Securities available-for-sale, at fair value	579,948	496,178
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	6,814	12,611
Loans	1,903,366	2,034,851
Less: allowance for credit losses on loans	28,639	33,855
Net loans	1,874,727	2,000,996
Premises and equipment, net	44,544	45,477
Other real estate owned	1,877	2,474
Mortgage servicing rights, at fair value	5,267	4,224
Goodwill and core deposit intangible	20,546	20,781
Bank-owned life insurance ("BOLI")	63,859	63,102
Deferred tax assets, net	6,696	8,121
Other assets	43,679	47,053
Total assets	$3,250,634	$3,040,837

Liabilities
Deposits:
Noninterest bearing demand	$1,028,558	$909,505
Interest bearing:
Savings, NOW, and money market	1,305,180	1,202,134
Time	348,263	425,434
Total deposits	2,682,001	2,537,073
Securities sold under repurchase agreements	68,566	66,980
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,169	-
Senior notes	44,428	44,375
Notes payable and other borrowings	21,234	23,393
Other liabilities	33,525	36,156
Total liabilities	2,934,696	2,733,750

Stockholders’ Equity
Common stock	34,957	34,957
Additional paid-in capital	120,572	122,212
Retained earnings	255,536	236,579
Accumulated other comprehensive income	14,433	14,762
Treasury stock	(109,560)	(101,423)
Total stockholders’ equity	315,938	307,087
Total liabilities and stockholders’ equity	$3,250,634	$3,040,837

	June 30, 2021	December 31, 2020
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,957,384
Shares outstanding	28,707,737	29,328,723
Treasury shares	6,249,647	5,628,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$20,815	$22,347	$43,022	$45,944
Loans held-for-sale	38	110	93	146
Securities:
Taxable	1,832	1,694	3,447	3,857
Tax exempt	1,259	1,396	2,566	2,851
Dividends from FHLBC and FRBC stock	113	123	228	248
Interest bearing deposits with financial institutions	137	42	229	117
Total interest and dividend income	24,194	25,712	49,585	53,163
Interest expense
Savings, NOW, and money market deposits	217	385	458	1,020
Time deposits	409	1,442	909	3,208
Securities sold under repurchase agreements	21	23	52	139
Other short-term borrowings	-	34	-	143
Junior subordinated debentures	284	283	564	1,647
Subordinated debentures	517	-	517	-
Senior notes	673	673	1,346	1,346
Notes payable and other borrowings	119	165	242	295
Total interest expense	2,240	3,005	4,088	7,798
Net interest and dividend income	21,954	22,707	45,497	45,365
(Release of) provision for credit losses	(3,500)	2,129	(6,500)	10,113
Net interest and dividend income after (release of) provision for credit losses	25,454	20,578	51,997	35,252
Noninterest income
Wealth management	2,389	1,998	4,540	3,904
Service charges on deposits	1,221	1,120	2,416	2,846
Secondary mortgage fees	272	505	594	775
Mortgage servicing rights mark to market (loss) gain	(1,033)	(445)	80	(2,579)
Mortgage servicing income	507	458	1,074	926
Net gain on sales of mortgage loans	1,895	4,631	5,616	6,877
Securities gains (losses), net	2	-	2	(24)
Change in cash surrender value of BOLI	423	532	757	483
Death benefit realized on BOLI	-	59	-	59
Card related income	1,666	1,311	3,113	2,598
Other income	577	526	1,027	1,152
Total noninterest income	7,919	10,695	19,219	17,017
Noninterest expense
Salaries and employee benefits	12,896	11,342	26,402	24,260
Occupancy, furniture and equipment	2,303	1,935	4,770	4,236
Computer and data processing	1,304	1,247	2,602	2,582
FDIC insurance	192	155	393	212
General bank insurance	277	237	553	483
Amortization of core deposit intangible	115	124	235	252
Advertising expense	95	57	155	166
Card related expense	626	514	1,219	1,046
Legal fees	135	176	190	307
Other real estate expense, net	77	143	113	380
Other expense	3,381	2,966	6,507	5,974
Total noninterest expense	21,401	18,896	43,139	39,898
Income before income taxes	11,972	12,377	28,077	12,371
Provision for income taxes	3,152	3,139	7,378	2,858
Net income	$8,820	$9,238	$20,699	$9,513

Basic earnings per share	$0.30	$0.31	$0.71	$0.32
Diluted earnings per share	0.30	0.31	0.70	0.31
Dividends declared per share	0.05	0.01	0.06	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$8,820	$9,238	$20,699	$9,513

Unrealized holding gains (losses) on available-for-sale securities arising during the period	3,337	11,019	(1,476)	4,643
Related tax (expense) benefit	(935)	(3,096)	436	(1,299)
Holding gains (losses), after tax, on available-for-sale securities	2,402	7,923	(1,040)	3,344

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	2	-	2	(24)
Related tax (expense) benefit	(1)	-	(1)	7
Net realized gains (losses) after tax	1	-	1	(17)
Other comprehensive income (loss) on available-for-sale securities	2,401	7,923	(1,041)	3,361

Changes in fair value of derivatives used for cash flow hedges	(1,714)	443	989	(2,087)
Related tax benefit (expense)	480	(125)	(277)	586
Other comprehensive (loss) income on cash flow hedges	(1,234)	318	712	(1,501)

Total other comprehensive income (loss)	1,167	8,241	(329)	1,860
Total comprehensive income	$9,987	$17,479	$20,370	$11,373

	(unaudited)	(unaudited)	(unaudited)
	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, March 31, 2020	$2,265	$(4,084)	$(1,819)
Other comprehensive income, net of tax	7,923	318	8,241
Balance, June 30, 2020	$10,188	$(3,766)	$6,422

Balance, March 31, 2021	$13,971	$(705)	$13,266
Other comprehensive income (loss), net of tax	2,401	(1,234)	1,167
Balance, June 30, 2021	$16,372	$(1,939)	$14,433

For the Six Months Ended
Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	3,361	(1,501)	1,860
Balance, June 30, 2020	$10,188	$(3,766)	$6,422

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(1,041)	712	(329)
Balance, June 30, 2021	$16,372	$(1,939)	$14,433

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$20,699	$9,513
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	1,095	1,126
Securities (gains) losses, net	(2)	24
(Release of) provision for credit losses	(6,500)	10,113
Originations of loans held-for-sale	(140,402)	(183,854)
Proceeds from sales of loans held-for-sale	150,571	183,570
Net gains on sales of mortgage loans	(5,616)	(6,877)
Mortgage servicing rights mark to market (gain) loss	(80)	2,579
Net discount from accretion on loans	(588)	(606)
Net change in cash surrender value of BOLI	(757)	(483)
Net gains on sale of other real estate owned	(35)	(23)
Provision for other real estate owned valuation losses	67	218
Depreciation of fixed assets and amortization of leasehold improvements	1,528	1,357
Amortization of core deposit intangibles	235	252
Change in current income taxes receivable	(1,487)	1,137
Deferred tax expense (benefit)	1,585	(2,503)
Change in accrued interest receivable and other assets	4,186	(7,338)
Change in accrued interest payable and other liabilities	(615)	11,294
Stock based compensation	611	1,314
Net cash provided by operating activities	24,495	20,813
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	68,122	35,523
Proceeds from sales of securities available-for-sale	8,202	18,006
Purchases of securities available-for-sale	(162,663)	(12,800)
Net change in loans	133,357	(123,645)
Proceeds from claims on BOLI, net of claims receivable	-	483
Proceeds from sales of other real estate owned, net of participations and improvements	565	311
Net purchases of premises and equipment	(595)	(1,539)
Net cash used in investing activities	46,988	(83,661)
Cash flows from financing activities
Net change in deposits	144,928	324,568
Net change in securities sold under repurchase agreements	1,586	3,395
Net change in other short-term borrowings	-	(40,250)
Redemption of junior subordinated debentures	-	(32,604)
Issuance of subordinated debentures, net of issuance costs	59,147	-
Issuance of term note	-	20,000
Repayment of term note	(2,000)	(1,000)
Net change in notes payable and other borrowings, excluding term note	(157)	(152)
Dividends paid on common stock	(1,742)	(597)
Purchase of treasury stock	(10,388)	(3,655)
Net cash provided by financing activities	191,374	269,705
Net change in cash and cash equivalents	262,857	206,857
Cash and cash equivalents at beginning of period	329,903	50,632
Cash and cash equivalents at end of period	$592,760	$257,489

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, March 31, 2020	$34,957	$121,081	$209,915	$(1,819)	$(98,357)	$265,777
Net income			9,238			9,238
Other comprehensive income, net of tax				8,241		8,241
Dividends declared and paid, ($0.01 per share)			(297)			(297)
Vesting of restricted stock		(229)			229	-
Stock based compensation		585				585
Purchase of treasury stock from taxes withheld on stock awards					(12)	(12)
Purchase of treasury stock from stock repurchase program					(1,016)	(1,016)
Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516

Balance, March 31, 2021	$34,957	$120,075	$248,165	$13,266	$(105,350)	$311,113
Net income			8,820			8,820
Other comprehensive income, net of tax				1,167		1,167
Dividends declared and paid, ($0.05 per share)			(1,449)			(1,449)
Stock based compensation		497				497
Purchase of treasury stock from stock repurchase program					(4,210)	(4,210)
Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,433	$(109,560)	$315,938

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Six Months Ended
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13 (CECL)			(3,783)			(3,783)
Net income			9,513			9,513
Other comprehensive income, net of tax				1,860		1,860
Dividends declared and paid, ($0.02 per share)			(597)			(597)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		1,314				1,314
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(3,232)	(3,232)
Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516

Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			20,699			20,699
Other comprehensive loss, net of tax				(329)		(329)
Dividends declared and paid, ($0.06 per share)			(1,742)			(1,742)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		611				611
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(9,811)	(9,811)
Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,433	$(109,560)	$315,938

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2020.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the second quarter of 2021, the Company had no changes to significant accounting policies.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

On July 20, 2021, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on August 9, 2021, to stockholders of record as of July 30, 2021; dividends of $1.4 million are scheduled to be paid to stockholders on August 9, 2021.

On July 26, 2021, the Company and West Suburban Bancorp, Inc. (“West Suburban”) jointly announced the signing of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) under which the Company will acquire West Suburban in a cash and stock transaction. Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both companies, West Suburban will merge into the Company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each West Suburban shareholder will receive 42.413 shares of the Company’s common stock and $271.15 in cash for each share of West Suburban common stock owned by the shareholder.

Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both Company stockholders and West Suburban shareholders, the transaction is anticipated to close in the fourth quarter of 2021.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at June 30, 2021, and December 31, 2020.  FRBC stock was recorded at $6.2 million at June 30, 2021, and December 31, 2020.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2021, and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,016	$70	$-	$4,086
U.S. government agencies	6,160	-	(122)	6,038
U.S. government agencies mortgage-backed	18,131	877	(69)	18,939
States and political subdivisions	224,363	19,042	(657)	242,748
Corporate bonds	31,603	174	(62)	31,715
Collateralized mortgage obligations	99,955	2,216	(259)	101,912
Asset-backed securities	143,820	1,671	(135)	145,356
Collateralized loan obligations	29,159	61	(66)	29,154
Total securities available-for-sale	$557,207	$24,111	$(1,370)	$579,948

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,014	$103	$-	$4,117
U.S. government agencies	6,811	-	(154)	6,657
U.S. government agencies mortgage-backed	16,098	1,112	(1)	17,209
States and political subdivisions	229,352	21,269	(1,362)	249,259
Collateralized mortgage obligations	53,999	2,866	(280)	56,585
Asset-backed securities	130,959	1,370	(511)	131,818
Collateralized loan obligations	30,728	15	(210)	30,533
Total securities available-for-sale	$471,961	$26,735	$(2,518)	$496,178

1 Excludes accrued interest receivable of $2.8 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2021, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$4,228	1.87%	$4,299
Due after one year through five years	8,001	1.57	8,203
Due after five years through ten years	54,822	1.88	56,269
Due after ten years	199,091	3.01	215,816
	266,142	2.72	284,587
Mortgage-backed and collateralized mortgage obligations	118,086	2.05	120,851
Asset-backed securities	143,820	1.28	145,356
Collateralized loan obligations	29,159	1.80	29,154
Total securities available-for-sale	$557,207	2.16%	$579,948

At June 30, 2021, the Company’s investments included $109.3 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $10.8 million, or 9.76% of outstanding principal.

At June 30, 2021, the Company had invested in securities issued from one originator that individually amounted to over 10% of the Company’s stockholders’ equity.  Information regarding this issuer and the value of the securities issued follows:

	June 30, 2021
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	32,957	34,661

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$122	$6,038	4	$122	$6,038
U.S. government agencies mortgage-backed	6	69	6,257	-	-	-	6	69	6,257
States and political subdivisions	-	-	-	1	657	4,076	1	657	4,076
Corporate bonds	2	62	12,218	-	-	-	2	62	12,218
Collateralized mortgage obligations	4	150	38,096	1	109	7,487	5	259	45,583
Asset-backed securities	3	29	14,360	1	106	3,211	4	135	17,571
Collateralized loan obligations	-	-	-	2	66	10,606	2	66	10,606
Total securities available-for-sale	15	$310	$70,931	9	$1,060	$31,418	24	$1,370	$102,349

	Less than 12 months			12 months or more
December 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$154	$6,657	4	$154	$6,657
U.S. government agencies mortgage-backed	1	1	141	-	-	-	1	1	141
States and political subdivisions	-	-	-	1	1,362	3,433	1	1,362	3,433
Collateralized mortgage obligations	4	279	8,142	1	1	146	5	280	8,288
Asset-backed securities	1	2	251	3	509	49,572	4	511	49,823
Collateralized loan obligations	1	31	7,468	4	179	21,477	5	210	28,945
Total securities available-for-sale	7	$313	$16,002	13	$2,205	$81,285	20	$2,518	$97,287

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of June 30, 2021, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the second quarter of 2021.

The following table presents proceeds from sale and net realized gains (losses) on securities available-for-sale for the three and six months ended June 30, 2021 and 2020:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2021	2020	2021	2020
Proceeds from sales of securities	$8,202	$-	$8,202	$18,006
Gross realized gains on securities	$5	$-	$5	$17
Gross realized losses on securities	(3)	-	(3)	(41)
Net realized gains (losses)	$2	$-	$2	$(24)
Income tax (expense) benefit on net realized gains (losses)	$(1)	$-	$(1)	$7
Effective tax rate applied	N/M	0.0%	N/M	29.2%

N/M - Not meaningful

As of June 30, 2021, securities valued at $324.1 million were pledged to secure deposits and borrowings, and for other purposes, a decrease from $335.8 million of securities pledged at year-end 2020.

Note 3 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2021	December 31, 2020
Commercial [1]	$344,084	$407,159
Leases	154,512	141,601
Commercial real estate - Investor	569,745	582,042
Commercial real estate - Owner occupied	318,259	333,070
Construction	100,544	98,486
Residential real estate - Investor	50,127	56,137
Residential real estate - Owner occupied	105,419	116,388
Multifamily	161,628	189,040
HELOC	72,475	80,908
HELOC - Purchased	14,436	19,487
Other [2]	12,137	10,533
Total loans	1,903,366	2,034,851
Allowance for credit losses on loans	(28,639)	(33,855)
Net loans[3]	$1,874,727	$2,000,996

1 Includes $70.2 million and $74.1 million of Paycheck Protection Program (“PPP”) loans at June 30, 2021 and December 31, 2020, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 3 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $6.5 million and $7.0 million at June 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 73.2% and 72.5% of the portfolio at June 30, 2021, and December 31, 2020, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months and six months ended June 30, 2021 and June 30, 2020:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2021
Commercial	$3,276	$(485)	$207	$17	$2,601
Leases	3,382	34	28	-	3,388
Commercial real estate - Investor	7,908	2,509	-	20	10,437
Commercial real estate - Owner occupied	1,722	(615)	31	10	1,086
Construction	3,719	(671)	-	-	3,048
Residential real estate - Investor	1,803	(838)	-	10	975
Residential real estate - Owner occupied	2,528	(723)	-	61	1,866
Multifamily	4,265	(999)	-	-	3,266
HELOC	1,713	(181)	5	77	1,604
HELOC - Purchased	295	(66)	-	-	229
Other	356	(228)	30	41	139
Ending Balance, June 30, 2021	$30,967	$(2,263)	$301	$236	$28,639

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Six months ended June 30, 2021
Commercial	$2,812	$(39)	$209	$37	$2,601
Leases	3,888	(472)	28	-	3,388
Commercial real estate - Investor	9,205	1,192	-	40	10,437
Commercial real estate - Owner occupied	2,251	(1,349)	34	218	1,086
Construction	4,054	(1,006)	-	-	3,048
Residential real estate - Investor	1,740	(1,041)	-	276	975
Residential real estate - Owner occupied	2,714	(958)	-	110	1,866
Multifamily	3,625	(359)	-	-	3,266
HELOC	1,749	(229)	17	101	1,604
HELOC - Purchased	199	30	-	-	229
Other	1,618	(1,502)	55	78	139
Ending Balance, June 30, 2021	$33,855	$(5,733)	$343	$860	$28,639

		Impact of	Provision for
	Beginning	Adopting	(Release of)			Ending
Allowance for credit losses	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2020
Commercial	$3,177	$-	$(887)	$22	$24	$2,292
Leases	1,890	-	122	-	-	2,012
Commercial real estate - Investor	6,021	-	1,690	2	16	7,725
Commercial real estate - Owner occupied	2,051	-	762	292	-	2,521
Construction	4,031	-	400	-	-	4,431
Residential real estate - Investor	1,896	-	319	4	6	2,217
Residential real estate - Owner occupied	3,368	-	(230)	43	109	3,204
Multifamily	3,850	-	(332)	-	-	3,518
HELOC	2,260	-	(58)	2	55	2,255
HELOC - Purchased	850	-	(452)	-	-	398
Other	651	-	61	41	29	700
Ending Balance, June 30, 2020	$30,045	$-	$1,395	$406	$239	$31,273

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Impact of	Provision for
Allowance for credit losses	Beginning	Adopting	(Release of)			Ending
Six months ended June 30, 2020	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$3,015	$(292)	$(348)	$119	$36	$2,292
Leases	1,262	501	249	-	-	2,012
Commercial real estate - Investor	6,218	(741)	2,226	15	37	7,725
Commercial real estate - Owner occupied	3,678	(848)	1,091	1,401	1	2,521
Construction	513	1,334	2,584	-	-	4,431
Residential real estate - Investor	601	740	854	5	27	2,217
Residential real estate - Owner occupied	1,257	1,320	538	43	132	3,204
Multifamily	1,444	1,732	342	-	-	3,518
HELOC	1,161	1,526	(543)	85	196	2,255
HELOC - Purchased	-	-	398	-	-	398
Other	640	607	(497)	139	89	700
Ending Balance, June 30, 2020	$19,789	$5,879	$6,894	$1,807	$518	$31,273

The ACL on loans excludes $2.2 million, $3.0 million and $5.0 million of allowance for unfunded commitments, recorded within Other Liabilities, as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2021 and December 31, 2020:

		Accounts				ACL
June 30, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$-	$-	$427	$427	$204
Leases	-	-	2,098	602	2,700	781
Commercial real estate - Investor	8,106	-	-	-	8,106	2,002
Commercial real estate - Owner occupied	4,547	-	-	2,534	7,081	1
Construction	5,601	-	-	-	5,601	1,135
Residential real estate - Investor	824	-	-	-	824	-
Residential real estate - Owner occupied	3,553	-	-	-	3,553	3
Multifamily	4,568	-	-	109	4,677	404
HELOC	824	-	-	-	824	18
Other	195	-	-	2	197	2
Total	$28,218	$-	$2,098	$3,674	$33,990	$4,550

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,070	$-	$55	$1,125	$56
Leases	-	-	2,377	597	2,974	880
Commercial real estate - Investor	4,179	-	-	-	4,179	84
Commercial real estate - Owner occupied	9,726	-	-	-	9,726	195
Construction	1,891	-	-	-	1,891	952
Residential real estate - Investor	928	-	-	-	928	-
Residential real estate - Owner occupied	3,535	-	-	-	3,535	10
Multifamily	3,838	-	-	-	3,838	378
HELOC	1,053	-	-	-	1,053	78
Other	-	-	-	4	4	4
Total	$25,150	$1,070	$2,377	$656	$29,253	$2,637

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2021 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$15	$-	$-	$15	$344,069	$344,084	$-
Leases	-	41	96	137	154,375	154,512	-
Commercial real estate - Investor	272	695	1,213	2,180	567,565	569,745	-
Commercial real estate - Owner occupied	3,583	-	2,977	6,560	311,699	318,259	-
Construction	-	-	3,165	3,165	97,379	100,544	-
Residential real estate - Investor	-	872	289	1,161	48,966	50,127	-
Residential real estate - Owner occupied	151	624	419	1,194	104,225	105,419	136
Multifamily	602	3,787	69	4,458	157,170	161,628	-
HELOC	546	13	144	703	71,772	72,475	-
HELOC - Purchased	-	181	-	181	14,255	14,436	-
Other	14	1	195	210	11,927	12,137	-
Total	$5,183	$6,214	$8,567	$19,964	$1,883,402	$1,903,366	$136

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2020 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$-	$52	$52	$407,107	$407,159	$-
Leases	613	59	316	988	140,613	141,601	163
Commercial real estate - Investor	1,439	-	1,108	2,547	579,495	582,042	-
Commercial real estate - Owner occupied	1,848	958	7,309	10,115	322,955	333,070	-
Construction	1,237	-	-	1,237	97,249	98,486	-
Residential real estate - Investor	1,022	20	484	1,526	54,611	56,137	157
Residential real estate - Owner occupied	859	286	717	1,862	114,526	116,388	114
Multifamily	3,282	467	-	3,749	185,291	189,040	-
HELOC	549	50	206	805	80,103	80,908	-
HELOC - Purchased	47	-	-	47	19,440	19,487	-
Other	20	-	-	20	10,513	10,533	-
Total	$10,916	$1,840	$10,192	$22,948	$2,011,903	$2,034,851	$434

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

There were 506 loans which totaled $237.8 million modified under the CARES Act.  As of June 30, 2021, 18 loans of the original 506 loans deferred, or $9.1 million, had an active deferral request and were in compliance with modified terms; 488 loans which totaled $228.7 million had resumed payments or paid off.  Details of loans in active deferral is below:

June 30, 2021	1st Deferral	2nd Deferral	3rd Deferral	Total
Loans modified under CARES Act, in deferral	$1,020	$4,623	$3,411	$9,054
Loans modified under CARES Act, in nonaccrual, within deferral above	234	-	2,132	2,366

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table presents all nonaccrual loans as of June 30, 2021, and December 31, 2020:

Nonaccrual loan detail	June 30, 2021	December 31, 2020
Commercial	$-	$1,125
Leases	2,526	2,638
Commercial real estate - Investor	1,915	1,632
Commercial real estate - Owner occupied	7,078	9,262
Construction	3,470	-
Residential real estate - Investor	840	928
Residential real estate - Owner occupied	3,227	3,206
Multifamily	2,723	2,437
HELOC	810	1,052
HELOC - Purchased	-	-
Other	195	-
Total	$22,784	$22,280

The Company recognized $28,000 of interest on nonaccrual loans during the three months ended June 30, 2021.

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

Credit quality indicators by loan segment and loan origination date at June 30, 2021, were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
Commercial
Pass	$87,813	$35,182	27,621	12,621	4,678	2,498	$170,178	$-	$340,591
Special Mention	567	1,189	191	-	-	-	1,064	-	3,011
Substandard	-	247	-	40	-	195	-	-	482
Total commercial	88,380	36,618	27,812	12,661	4,678	2,693	171,242	-	344,084

Leases
Pass	38,261	51,699	42,759	11,932	3,229	3,452	-	-	151,332
Special Mention	-	173	-	-	-	-	-	-	173
Substandard	-	-	1,413	687	42	865	-	-	3,007
Total leases	38,261	51,872	44,172	12,619	3,271	4,317	-	-	154,512

Commercial real estate - Investor
Pass	58,023	158,457	145,880	80,702	52,065	51,276	1,407	-	547,810
Special Mention	-	-	10,662	-	6,033	177	-	-	16,872
Substandard	2,216	514	1,147	190	-	996	-	-	5,063
Total commercial real estate - investor	60,239	158,971	157,689	80,892	58,098	52,449	1,407	-	569,745

Commercial real estate - Owner occupied
Pass	41,806	68,003	48,974	54,119	40,946	52,871	2,247	-	308,966
Special Mention	-	591	-	-	-	-	-	-	591
Substandard	-	3,743	1,753	80	1,436	1,690	-	-	8,702
Total commercial real estate - owner occupied	41,806	72,337	50,727	54,199	42,382	54,561	2,247	-	318,259

Construction
Pass	23,941	42,760	17,077	1,633	523	1,248	6,881	-	94,063
Special Mention	-	-	1,088	-	-	-	-	-	1,088
Substandard	179	-	3,291	1,923	-	-	-	-	5,393
Total construction	24,120	42,760	21,456	3,556	523	1,248	6,881	-	100,544

Residential real estate - Investor
Pass	1,576	7,676	11,638	7,253	7,430	11,618	1,854	-	49,045
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	585	-	497	-	-	1,082
Total residential real estate - investor	1,576	7,676	11,638	7,838	7,430	12,115	1,854	-	50,127

Residential real estate - Owner occupied
Pass	5,921	17,378	19,929	8,303	11,738	35,651	1,921	-	100,841
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	65	47	-	409	181	3,876	-	-	4,578
Total residential real estate - owner occupied	5,986	17,425	19,929	8,712	11,919	39,527	1,921	-	105,419

Multifamily
Pass	14,999	29,431	28,436	38,226	25,518	8,988	34	-	145,632
Special Mention	-	-	6,900	619	-	-	-	-	7,519

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Substandard	-	68	602	3,943	919	2,945	-	-	8,477
Total multifamily	14,999	29,499	35,938	42,788	26,437	11,933	34	-	161,628

HELOC
Pass	17	2,188	2,060	1,290	1,638	1,187	62,897	-	71,277
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	29	-	32	34	238	757	-	1,090
Total HELOC	17	2,217	2,060	1,322	1,672	1,425	63,762	-	72,475

HELOC - Purchased
Pass	-	-	-	-	-	14,436	-	-	14,436
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total HELOC - purchased	-	-	-	-	-	14,436	-	-	14,436

Other
Pass	3,024	1,829	702	249	144	244	5,943	-	12,135
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	2	-	-	-	-	2
Total other	3,024	1,829	702	251	144	244	5,943	-	12,137

Total loans
Pass	275,381	414,603	345,076	216,328	147,909	183,469	253,362	-	1,836,128
Special Mention	567	1,953	18,841	619	6,033	177	1,172	-	29,362
Substandard	2,460	4,648	8,206	7,891	2,612	11,302	757	-	37,876
Total loans	$278,408	$421,204	$372,123	$224,838	$156,554	$194,948	$255,291	$-	$1,903,366

Credit quality indicators by loan segment and loan origination date at December 31, 2020, were as follows:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company had $632,000 and $546,000 in residential real estate loans in the process of foreclosure as of June 30, 2021, and December 31, 2020, respectively.

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

There were no TDR activity for the three and six months ended June 30, 2021.

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	balance
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	2	256	253	2	256	253
Total	2	$256	$253	2	$256	$253

1  HAMP:  Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended June 30, 2021, and June 30, 2020, for loans that were restructured within the prior 12 month period.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2021	2020	2021	2020
Balance at beginning of period	$2,163	$5,049	$2,474	$5,004
Property additions, net of acquisition adjustments	-	93	-	584
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	225	-	530	288
Period valuation adjustments	61	60	67	218
Balance at end of period	$1,877	$5,082	$1,877	$5,082

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,649	$6,404	$1,643	$6,712
Provision for unrealized losses	61	60	67	218
Reductions taken on sales	(414)	-	(414)	(466)
Balance at end of period	$1,296	$6,464	$1,296	$6,464

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gain on sales, net	$(15)	$-	$(35)	$(23)
Provision for unrealized losses	61	60	67	218
Operating expenses	31	105	85	207
Less:
Lease revenue	-	22	4	22
Net OREO expense	$77	$143	$113	$380

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Deposits

Major classifications of deposits were as follows:

	June 30, 2021	December 31, 2020
Noninterest bearing demand	$1,028,558	$909,505
Savings	442,805	399,057
NOW accounts	531,231	486,612
Money market accounts	331,144	316,465
Certificates of deposit of less than $100,000	183,444	200,107
Certificates of deposit of $100,000 through $250,000	109,500	164,982
Certificates of deposit of more than $250,000	55,319	60,345
Total deposits	$2,682,001	$2,537,073

Note 6 – Borrowings

The following table is a summary of borrowings as of June 30, 2021, and December 31, 2020.  Junior subordinated debentures are discussed in more detail in Note 7:

	June 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$68,566	$66,980
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,169	-
Senior notes	44,428	44,375
Notes payable and other borrowings	21,234	23,393
Total borrowings	$219,170	$160,521

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $68.6 million at June 30, 2021, and $67.0 million at December 31, 2020.  The fair value of the pledged collateral was $114.8 million at June 30, 2021, and $94.4 million at December 31, 2020.  At June 30, 2021, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2021, and December 31, 2020 the Bank had no short-term advances outstanding under the FHLBC.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At June 30, 2021, one advance remains in long-term status, with a total outstanding balance of $6.2 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026. FHLBC stock held at June 30, 2021 was valued at $3.7 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $580.0 million, which carried a FHLBC-calculated combined collateral value of $420.9 million.  The Company had excess collateral of $288.5 million available to secure borrowings at June 30, 2021.

The Company also had $44.4 million of senior notes outstanding, net of deferred issuance costs, as of June 30, 2021 and December 31, 2020.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of June 30, 2021, and December 31, 2020, unamortized debt issuance costs related to the senior notes were $572,000 and $625,000, respectively, and are included as a reduction of

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $15.0 million is outstanding as of June 30, 2021,  with a correspondent bank related to the Company’s redemption of the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 7 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

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

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.41% for the quarter ended June 30, 2021, compared to the rate paid for the quarter ended June 30, 2020, of 4.42%.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2021, and December 31, 2020, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 8 – Equity Compensation Plans

The Company’s 2019 Equity Incentive Plan, which authorized 600,000 shares for issuance under the plan, was approved at the May 2019 annual stockholders’ meeting.  Following approval of such plan, no further awards will be granted under any other prior Company equity compensation plan.  At the May 2021 annual stockholders’ meeting, the Company obtained stockholder approval to amend and restate the 2019 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan by 1,200,000 shares, from 600,000 shares to 1,800,000 shares (the “2019 Plan”).

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.

As of June 30, 2021, 1,420,020 shares remained available for issuance under the 2019 Plan.

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

There were 222,964 and 137,944 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2021 and June 30, 2020, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $644,000 in the first six months of 2021 and $1.3 million for the first six months of 2020.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2021, is as follows:

	June 30, 2021
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	532,609	$13.15
Granted	222,964	11.38
Vested	(191,653)	13.95
Forfeited	(42,111)	14.15
Unvested at June 30	521,809	$12.01

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Total unrecognized compensation cost of restricted awards was $3.5 million as of June 30, 2021, which is expected to be recognized over a weighted-average period of 2.08 years.

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Weighted-average common shares outstanding	28,849,015	29,637,567	29,036,354	29,783,665
Net income	$8,820	$9,238	$20,699	$9,513
Basic earnings per share	$0.30	$0.31	$0.71	$0.32

Diluted earnings per share:
Weighted-average common shares outstanding	28,849,015	29,637,567	29,036,354	29,783,665
Dilutive effect of unvested restricted awards [1]	518,457	556,440	538,608	558,641
Diluted average common shares outstanding	29,367,472	30,194,007	29,574,962	30,342,306

Net Income	$8,820	$9,238	$20,699	$9,513
Diluted earnings per share	$0.30	$0.31	$0.70	$0.31

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2021, the Bank exceeded those thresholds.

At June 30, 2021, the Bank’s Tier 1 capital leverage ratio was 10.63%, a decrease of 11 basis points from December 31, 2020, but is well above the 8.00% objective.  The Bank’s total capital ratio was 16.33%, an increase of 133 basis points from December 31, 2020, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2021, and December 31, 2020.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3.0 billion. The Company is currently considered a “small bank holding company.”  As we have total assets in excess of $3.0 billion as of June 30, 2021, we will no longer be considered a small bank holding company in March of 2022.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2020, under the heading “Supervision and Regulation.”

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

At June 30, 2021, and December 31, 2020, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$285,446	12.72	$157,085	7.000%	N/A	N/A
Old Second Bank	341,244	15.23	156,842	7.000	$145,639	6.50%
Total capital to risk weighted assets
Consolidated	395,111	17.60	235,720	10.500	N/A	N/A
Old Second Bank	365,910	16.33	235,276	10.500	224,072	10.00
Tier 1 capital to risk weighted assets
Consolidated	310,446	13.83	190,802	8.500	N/A	N/A
Old Second Bank	341,244	15.23	190,451	8.500	179,248	8.00
Tier 1 capital to average assets
Consolidated	310,446	9.68	128,283	4.00	N/A	N/A
Old Second Bank	341,244	10.63	128,408	4.00	160,510	5.00

December 31, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$277,199	11.94	$162,512	7.000%	N/A	N/A
Old Second Bank	318,466	13.75	162,128	7.000	$150,548	6.50%
Total capital to risk weighted assets
Consolidated	331,178	14.26	243,855	10.500	N/A	N/A
Old Second Bank	347,408	15.00	243,186	10.500	231,605	10.00
Tier 1 capital to risk weighted assets
Consolidated	302,199	13.01	197,440	8.500	N/A	N/A
Old Second Bank	318,466	13.75	196,870	8.500	185,289	8.00
Tier 1 capital to average assets
Consolidated	302,199	10.21	118,393	4.00	N/A	N/A
Old Second Bank	318,466	10.74	118,609	4.00	148,262	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of June 30, 2021, the capital measures of the Company exclude $4.5 million, which is the modified CECL transition adjustment.

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

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020, however, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the second quarter of 2021, we repurchased 310,900 shares of our common stock at a weighted average price of $13.55 per share, pursuant to the Repurchase Program.  As of June 30, 2021, 1,485,307 shares have been repurchased since the program’s inception, and 9,519 shares remain available for repurchase under the Repurchase Program.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2021, and December 31, 2020, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,086	$-	$-	$4,086
U.S. government agencies	-	6,038	-	6,038
U.S. government agencies mortgage-backed	-	18,939	-	18,939
States and political subdivisions	-	237,757	4,991	242,748
Corporate bonds	-	31,715	-	31,715
Collateralized mortgage obligations	-	101,912	-	101,912
Asset-backed securities	-	145,356	-	145,356
Collateralized loan obligations	-	29,154	-	29,154
Loans held-for-sale	-	6,814	-	6,814
Mortgage servicing rights	-	-	5,267	5,267
Interest rate swap agreements	-	6,110	-	6,110
Mortgage banking derivatives	-	660	-	660
Total	$4,086	$584,455	$10,258	$598,799

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,841	$-	$8,841
Total	$-	$8,841	$-	$8,841

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,117	$-	$-	$4,117
U.S. government agencies	-	6,657	-	6,657
U.S. government agencies mortgage-backed	-	17,209	-	17,209
States and political subdivisions	-	244,940	4,319	249,259
Collateralized mortgage obligations	-	56,585	-	56,585
Asset-backed securities	-	131,818	-	131,818
Collateralized loan obligations	-	30,533	-	30,533
Loans held-for-sale	-	12,611	-	12,611
Mortgage servicing rights	-	-	4,224	4,224
Interest rate swap agreements	-	9,388	-	9,388
Mortgage banking derivatives	-	840	-	840
Total	$4,117	$510,581	$8,543	$523,241

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,159	$-	$13,159
Total	$-	$13,159	$-	$13,159

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(6)	734
Included in other comprehensive income	735	-
Purchases, issuances, sales, and settlements
Purchases	220	-
Issuances	-	963
Settlements	(277)	(654)
Ending balance June 30, 2021	$4,991	$5,267

	Six Months Ended June 30, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(12)	(2,304)
Included in other comprehensive income	(363)	-
Purchases, issuances, sales, and settlements
Purchases	12,800	-
Issuances	-	1,123
Settlements	(13,166)	(275)
Ending balance June 30, 2020	$4,678	$4,479

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2021:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,267	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	5.1 - 51.8%	15.8%

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

In addition to the above, Level 3 fair value measurement included $5.0 million for state and political subdivisions representing various local municipality securities at June 30, 2021.  This was classified as securities available-for-sale, and was valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2020, was $4.7 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$12,463	$12,463
Other real estate owned, net[2]	-	-	1,877	1,877
Total	$-	$-	$14,340	$14,340

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $17.0 million and a valuation allowance of $4.5 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.9 million for the six months ended June 30, 2021.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.9 million at June 30, 2021, which is made up of the outstanding balance of $3.2 million, net of a valuation allowance of $1.3 million.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  June 30, 2021 and December 31, 2020, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,829	$29,829	$29,829	$-	$-
Interest earning deposits with financial institutions	562,931	562,931	562,931	-	-
Securities available-for-sale	579,948	579,948	4,086	570,871	4,991
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	6,814	6,814	-	6,814	-
Net loans	1,874,727	1,871,528	-	-	1,871,528
Mortgage servicing rights	5,267	5,267	-	-	5,267
Interest rate swap agreements	6,110	6,110	-	6,110	-
Interest rate lock commitments and forward contracts	660	660	-	660	-
Interest receivable on securities and loans	9,293	9,293	-	9,293	-

Financial liabilities:
Noninterest bearing deposits	$1,028,558	$1,028,558	$1,028,558	$-	$-
Interest bearing deposits	1,653,443	1,655,271	-	1,655,271	-
Securities sold under repurchase agreements	68,566	68,566	-	68,566	-
Junior subordinated debentures	25,773	19,557	-	19,557	-
Subordinated debentures	59,169	59,423		59,423
Senior notes	44,428	45,430	45,430	-	-
Note payable and other borrowings	21,234	21,723	-	21,723	-
Interest rate swap agreements	8,804	8,804	-	8,804	-
Interest payable on deposits and borrowings	799	799	-	799	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,306	$24,306	$24,306	$-	$-
Interest earning deposits with financial institutions	305,597	305,597	305,597	-	-
Securities available-for-sale	496,178	496,178	4,117	487,742	4,319
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	12,611	12,611	-	12,611	-
Net loans	2,000,996	2,009,773	-	-	2,009,773
Mortgage servicing rights	4,224	4,224	-	-	4,224
Interest rate swap agreements	9,388	9,388	-	9,388	-
Interest rate lock commitments and forward contracts	840	840	-	840	-
Interest receivable on securities and loans	9,698	9,698	-	9,698	-

Financial liabilities:
Noninterest bearing deposits	$909,505	$909,505	$909,505	$-	$-
Interest bearing deposits	1,627,568	1,630,109	-	1,630,109	-
Securities sold under repurchase agreements	66,980	66,980	-	66,980	-
Junior subordinated debentures	25,773	14,658	-	14,658	-
Senior notes	44,375	44,600	44,600	-	-
Note payable and other borrowings	23,393	24,043	-	24,043	-
Interest rate swap agreements	13,071	13,071	-	13,071	-
Interest payable on deposits and borrowings	418	418	-	418	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

months, the Company estimates that an additional $186,000 will be reclassified as an increase to interest income and an additional $172,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of June 30, 2021, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s LIBOR-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.  The Bank held $1.0 million and $1.4 million of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at June 30, 2021, and December 31, 2020, respectively.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity and no investment securities were required to be pledged to any correspondent financial institution at June 30, 2021 and December 31, 2020.  At June 30, 2021, the notional amount of non-hedging interest rate swaps was $175.5 million with a weighted average maturity of 4.3 years.  At December 31, 2020, the notional amount of non-hedging interest rate swaps was $189.1 million with a weighted average maturity of 4.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2021 and December 31, 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			June 30, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	1,742	Other Liabilities	4,436
Total derivatives designated as hedging instruments				1,742		4,436

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	27	175,532	Other Assets	4,368	Other Liabilities	4,368
Interest rate lock commitments and forward contracts	148	52,285	Other Assets	660	Other Liabilities	-
Other contracts	3	18,735	Other Assets	-	Other Liabilities	37
Total derivatives not designated as hedging instruments				5,028		4,405

			December 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	2,697	Other Liabilities	6,380
Total derivatives designated as hedging instruments				2,697		6,380

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	189,126	Other Assets	6,691	Other Liabilities	6,691
Interest rate lock commitments and forward contracts	205	84,472	Other Assets	840	Other Liabilities	-
Other contracts	4	26,523	Other Assets	-	Other Liabilities	88
Total derivatives not designated as hedging instruments				7,531		6,779

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $1.9 million as of June 30, 2021, and $3.8 million as of June 30, 2020.  The amount of the gain or (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled $26,000 and ($90,000) for the six months ended June 30, 2021, and June 30, 2020, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2021, and December 31, 2020.

The following table is a summary of letter of credit commitments:

	June 30, 2021			December 31, 2020
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$8,237	$8,566	$329	$9,051	$9,380
Commercial standby	-	-	-	-	-	-
Performance standby	519	6,432	6,951	356	4,517	4,873
	848	14,669	15,517	685	13,568	14,253
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$848	$14,736	$15,584	$685	$13,635	$14,320

Unused loan commitments:	$130,851	$318,157	$449,008	$88,883	$316,298	$405,181

As of June 30, 2021, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rates during the second quarter of 2021, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.3 million.  The decrease in the ACL for unfunded commitments of $1.2 million for the second quarter of 2021, compared to the prior quarter end, is primarily related to a decrease in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, and our financial condition at June 30, 2021, compared to December 31, 2020.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2020.  The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2021 and 2020 amounts are unaudited.

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

Recent Events

Proposed Merger with West Suburban Bancorp, Inc.

The Company and West Suburban Bancorp, Inc. (“West Suburban”) have entered into an Agreement and Plan of Merger and Reorganization, dated as of July 25, 2021 (the “Merger Agreement”). Under the Merger Agreement, West Suburban will be merged with and into the Company, with the Company continuing as the surviving entity (“the Merger”). Immediately following the merger or at such later time as the parties may mutually agree, West Suburban Bank will merge with and into the Bank, with the Bank as the surviving bank. The Merger Agreement was approved by the boards of directors of the Company and West Suburban, and is subject to stockholder and regulatory approval and other customary closing conditions. The transaction is anticipated to close in the fourth quarter of 2021. The transaction is discussed in more detail in Note 1 to our Consolidated Financial Statements included in this Quarterly Report.

COVID-19

The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where it operates and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in less economic activity, and volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates declined to historic lows. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, adverse effects on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus and its variants, including any new strains, and the ability for customers and businesses to return to, and remain in, their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  To date, the COVID-19 pandemic has not significantly impacted the health of the overall real estate industry in our markets, which have reflected relative stability over the past three years. In addition, we have not experienced significant incurred losses on loans or received communications from our borrowers that significant losses are imminent. While management does not currently expect the next year to result in the precipitous decline in the value of certain real estate assets similar to the declines seen in 2009 to 2010, our forecast includes assumptions for certain loss scenarios that may occur due to the exhaustion of federal stimulus funds or a decrease in market valuations.  Accordingly, we determined it prudent to increase our allowance for credit losses to $33.9 million as of December 31, 2020, driven by both our adoption of the new CECL methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  During the first six months of 2021, unemployment expectations and other market indicators reflected an improving economic outlook, which resulted in a $3.0 million release of our provision for credit losses in the first quarter of 2021, and a $3.5 million release of provision for credit losses in the second quarter of 2021.  The total release of credit losses for the first six months of 2021 of $6.5 million is comprised of a $5.7 million reserve release on loans and a $766,000 release of expense in our provision for credit losses on unfunded commitments.

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

As of June 30, 2021 and December 31, 2020, we had $18.6 million of goodwill.  At November 30, 2020, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, continued delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  As of June 30, 2021, we have executed 506 of these deferrals on loan balances of $237.8 million since March 31, 2020.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of June 30, 2021, 488 loans previously in deferral status, representing loan balances of $228.7 million, had resumed payments or paid off, and 18 loans totaling $9.1 million remained in active deferral status, of which only $2.4 million were in nonaccrual status.  We also suspended late fees for consumer loans through June 30, 2020, and, although consumer late fees have been reinstated, we will continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  In addition, we paused new foreclosure and repossession actions through June 30, 2021, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

During 2020, as part of the first round of the SBA Paycheck Protection Program (“PPP”), we processed 746 PPP loan applications, representing a total of $136.7 million.  In January through May 2021, we processed an additional 574 PPP loans, totaling $62.3 million, as part of the second round of the program, before the program expired on May 31, 2021.  We started the application process for loan forgiveness for the first round of PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans during the first six months of 2021.  As of June 30, 2021, we have 518 loan, which totaled $70.2 million, still outstanding under the PPP program.  We expect the application process for loan forgiveness to continue through the third quarter of 2021, with funds to be received from the SBA for the forgiven loans through the remainder of 2021.  We recorded $832,000 of net fee and interest income on PPP loans in the second quarter of 2021, and $1.6 million of net fee and interest income on PPP loans in the first six months of 2021.  As of June 30, 2021, unearned net fee income on both first and second round PPP loans totaled $2.3 million.  In addition, as of June 30, 2021, we had originated two loans with a total outstanding balance of $268,000 under the Main Street Lending Program.

Capital and Liquidity

As of June 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic.  For instance, as customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

We have developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management continued to communicate bi-weekly through June 30, 2021, in structured meetings with key staff to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt, PPP loan fundings and the forgiveness application process, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced a decrease in total loans in the first six months of 2021, compared to the year ended December 31, 2020, and a decrease in total loans compared to the second quarter of 2020, but we believe we are positioned for moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment.  Given the unprecedented nature of the COVID-19 pandemic and any potential related variants, it is difficult to predict the full impact the pandemic will have on our business.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended June 30, 2021, compared to the like period ended June 30, 2020:

●	Net income for the second quarter of 2021 was $8.8 million, or $0.30 per diluted share, compared to $9.2 million, or $0.31 per diluted share, for the second quarter of 2020.

●	Net interest and dividend income was $22.0 million for the second quarter of 2021, compared to $22.7 million for the second quarter of 2020. The decrease in 2021 was primarily due to the year over year decline in interest and dividend income of $1.5 million, primarily due to loans resetting at lower interest rates, as well as a $149.0 million reduction in loan volume. Partially offsetting the reduction in interest and dividend income, was a decrease of $765,000 in interest expense in the second quarter of 2021, compared to the second quarter of 2020, primarily due to a reduction in time deposit interest expense of $1.0 million.

●	The provision for credit losses resulted in a $3.5 million net benefit driven by a reserve release in the second quarter of 2021, consisting of a $2.3 million reserve release related to loans and a $1.2 million reserve release related to unfunded commitments, compared to a provision for credit losses of $2.1 million recorded in the second quarter of 2020. We adopted the new current expected credit losses accounting standard, or CECL, effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020. The provision expense recorded in 2020 was impacted by both our adoption of the new CECL methodology and the expected impact, as of March 31, 2020, of the COVID-19 pandemic on future losses.

●	Noninterest income was $7.9 million for the second quarter of 2021, compared to $10.7 million for the second quarter of 2020. The decrease in 2021 was primarily due to a $3.5 million decrease in mortgage banking revenue, primarily stemming from a less favorable mark to market adjustment on MSRs of $588,000 and a $2.7 million decrease in net gain on sales of mortgage loans. In addition, a net decrease of $109,000 was recorded related to the cash surrender value of bank owned life insurance (“BOLI”) for the second quarter of 2021, compared the second quarter of 2020, as market interest rates have decreased quarter over quarter. Partially offsetting these decreases was an increase of $391,000 in wealth management fees, and an increase of $355,000 in card related income, as customer spending increased due to the easing of COVID-19 restrictions.

●	Noninterest expense was $21.4 million for the second quarter of 2021, compared to $18.9 million for the second quarter of 2020, an increase of $2.5 million, or 13.3%. The increase in 2021 was primarily due to an increase in salaries and employee benefits expense driven by an increase in annual officer incentive expense and related payroll taxes and Company 401K match, and increases in occupancy, furniture and equipment expense.

●	The provision for income taxes was $3.2 million for the second quarter of 2021, compared to a $3.1 million for the second quarter of 2020. Pretax income was $12.0 million in the second quarter of 2021, compared to a $12.4 million for the second quarter of 2020.

●	Asset quality remained consistent with nonperforming loans as a percent of total loans remaining steady at 1.2% as of June 30, 2021, 1.1% as of December 31, 2020, and 1.0% as of June 30, 2020.

●	During the second quarter of 2021, we repurchased 310,900 shares of our common stock at a weighted average price of $13.55 per share pursuant to our stock repurchase program.

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

Results of Operations

Overview

Three months ended June 30, 2021 and 2020

Our income before taxes was $12.0 million in the second quarter of 2021 compared to $12.4 million in the second quarter of 2020.  This decrease in pretax income was primarily due to a $2.8 million decrease in noninterest income, primarily due to a $3.5 million decline in mortgage banking income year over year, and a $2.5 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits and occupancy, furniture and equipment expense. Also contributing to the decline was a $753,000 decrease in net interest and dividend income due to loans resetting at lower interest rates over the past year.  These decreases to pretax income were partially offset by a $3.5 million release of provision for credit losses expense in the second quarter of 2021, compared to provision for credit losses of $2.1 million in the like quarter of 2020.  Our net income was $8.8 million, or $0.30 per diluted share, for the second quarter of 2021, compared to net income of $9.2 million, or $0.31 per diluted share, for the second quarter of 2020.

Net interest and dividend income was $22.0 million in the second quarter of 2021, compared to $22.7 million in the second quarter of 2020.  The $753,000 decrease was primarily driven by a $1.5 million reduction in interest income on loans due to the lower interest rate environment year over year as many variable rate loans reset over the past twelve months.  Partially offsetting this increase was $765,000 decrease in interest expense in the second quarter of 2021, compared to the second quarter of 2020, primarily due to a reduction in time deposit interest expense of $1.0 million, due to a decrease in interest rates and volume reductions.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loans, including loans held for sale, decreased $121.1 million in the second quarter of 2021, compared to the second quarter of 2020, stemming primarily from $128.8 million of PPP loans forgiven in the past nine months, and loan paydowns due to growth in our borrowers’ liquidity year over year.

Six months ended June 30, 2021 and 2020

Our income before taxes was $28.1 million for the six months ended June 30, 2021, compared to $12.4 million for the six months ended June 30, 2020.  This $15.7 million increase in pretax income was primarily due to a $6.5 million release of provision for credit losses expense for the six months ended June 30, 2021, compared to a $10.1 million provision for credit losses for the like period in 2020, due both to our adoption of the new CECL methodology effective January 1, 2020 and the expected impact, as of June 30, 2020, of the COVID-19 pandemic and related market interest rate reductions.  Due to an improved unemployment forecast and our charge-offs recorded to date, our projected credit losses have decreased over the past year, resulting in the reversal in 2021 of a portion of our reserves recorded in 2020.  Our net income was $20.7 million, or $0.70 per diluted share, for the six months ended June 30, 2021, compared to net income of $9.5 million, or $0.31 per diluted share, for the six months ended June 30, 2020.

Net interest and dividend income was $45.5 million for the six months ended June 30, 2021, compared to $45.4 million for the same period of 2020. While net interest and dividend income remained relatively flat interest and dividend income decreased $3.6 million year over year, due to the reduction in interest rates and a decline in loan volumes.  This decrease was offset by a reduction in interest expense for the six months ended June 30, 2021, compared to the like 2020 period, due to the reduction in interest rates on interest-bearing deposits, as well as our redemption of the Old Second Capital Trust I trust preferred securities and related subordinated debentures in the first quarter of 2020.

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

Three months ended June 30, 2021 and 2020

Our net interest and dividend income decreased by $753,000 to $22.0 million, for the second quarter of 2021, from $22.7 million for the second quarter of 2020.  This decrease was attributable to a $1.5 million, or 5.9%, decrease in interest and dividend income, primarily due to lower interest rates on loans and securities year over year.  Partially offsetting this decrease in interest and dividend income, was a $765,000 decrease in interest expense in the second quarter of 2021, compared to the second quarter of 2020, primarily due to a decline in time deposit interest expense due to the decrease in interest rates and volume reductions.  Net interest and dividend income for the second quarter of 2021 reflected a decrease of $1.6 million, or 6.7%, compared to the first quarter of 2021

Average earning assets for the second quarter of 2021 were $3.05 billion, reflecting an increase of $138.0 million, or 4.7%, compared to the first quarter of 2021, and an increase of $386.3 million, or 14.5%, compared to the second quarter of 2020.  Average interest earning deposits with financial institutions totaled $499.6 million for the second quarter of 2021, which reflected an increase of $140.0 million compared to the first quarter of 2021, and an increase of $346.0 million compared to the second quarter of 2020.  The yield on average interest earning deposits was eleven basis points for both the second quarter of 2021 and the second quarter of 2020, but the increase in balances in the second quarter of 2021 drove the overall reduction in the yield on interest earning assets year over year.  Total average loans, including loans held-for-sale, totaled $1.93 billion in the second quarter of 2021, which reflected a decrease of $83.8 million compared to the first quarter of 2021, and a decrease of $121.1 million compared to the second quarter of 2020.  The decline in average loan balances year over year was primarily due to a decrease in commercial loans related to PPP loan payoffs, net of originations, and early payoffs on other commercial loans due to higher levels of borrower liquidity.    This decline in loan volumes was exacerbated by the reduction in market interest rates over the past year, both of which resulted in a decrease in interest income of $1.5 million related to loans in the year over year period.  For the second quarter of 2021, the yield on average loans decreased to 4.33%, compared to the yield on average loans of 4.48% for the first quarter of 2021, and 4.40% for the second quarter of 2020.  Securities also reflected a reduction in interest income year over year, due to decreases in market interest rates over the past year, partially offset by growth in volumes.  Total average securities for the second quarter of 2021 increased $81.8 million from the first quarter of 2021, and increased $161.4 million from the second quarter of 2020.  The yield on average securities declined to 2.24% for the second quarter of 2021, compared to 2.49% for the first quarter of 2021 and 3.07% for second quarter of 2020.

Average interest bearing liabilities increased $64.9 million, or 3.6%, in the second quarter of 2021, compared to the first quarter of 2021, primarily driven by a $24.6 million increase in average interest bearing deposits and a $56.1 million increase in subordinated debentures.  Average interest bearing liabilities increased $189.7 million in the second quarter of 2021, compared to the second quarter of 2020, primarily driven by a $124.3 million increase in interest bearing deposits, a $21.9 million increase in securities sold under repurchase agreements, and a $56.1 million increase in subordinated debentures.  The cost of interest bearing liabilities for the second quarter of 2021 decreased by seven basis points from the first quarter of 2021, and decreased 24 basis points from the second quarter of 2020.  Growth in our average noninterest bearing demand deposits of $157.8 million in the year over year period has assisted us in controlling our cost of funds stemming from average interest bearing deposits and borrowings, which totaled 0.31% for the second quarter of 2021, 0.27% for the first quarter of 2021, and 0.48% for the second quarter of 2020.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a  private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.

Due to the significant increase in cash and due from banks stemming from federal stimulus funds received and PPP loan forgiveness, we had minimal average other short-term borrowings, which consist of FHLBC advances, in the second quarter of 2021, compared to no balance in the first quarter of 2021, and $8.4 million in the second quarter of 2020.   As of June 30, 2021, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.2 million, and $15.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020.

Our net interest margin (GAAP) decreased 39 basis points to 2.88% for the second quarter of 2021, compared to 3.27% for the first quarter of 2021, and decreased 54 basis points compared to 3.42% for the second quarter of 2020.  Our net interest margin (TE) decreased 40 basis points to 2.93% for the second quarter of 2021, compared to 3.33% for the first quarter of 2021, and decreased 55 basis points compared to 3.48% for the second quarter of 2020.  Our core net interest margin (TE), a non-GAAP financial measure that excludes the impact of our PPP loans, was 2.91% for the second quarter of 2021, compared to 3.33% for the first quarter of 2021 and 3.51% for the second quarter of 2020. The reductions year over year were due primarily to the lower level of market interest rates over the majority of the past twelve months, the related rate resets on loans and securities during the past year, and the increase in liquidity on the balance sheet.

Six months ended June 30, 2021 and 2020

Our net interest and dividend income increased by $132,000, to $45.5 million for the six months ended June 30, 2021, compared to $45.4 million for the six months ended June 30, 2020.  This increase was attributable to a $3.7 million decrease in total interest expense, which was materially offset by a $3.6 million decrease in interest and dividend income for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The reduction in market interest rates year over year drove the decrease in interest income on loans and securities, as well as the decrease in rates paid on interest bearing deposits, specifically impacting time deposits as both rate and volume declines occurred year over year.

Average earning assets for the six months ended June 30, 2021 were $2.99 billion, reflecting an increase of $422.2 million, or 16.5%, compared to the six months ended June 30, 2020.  The yield on average earning assets for the six months ended June 30, 2021 was 3.40%, compared to 4.23% for the six months ended June 30, 2020.  Total average loans, including loans held-for-sale, totaled $1.97 billion for the six months ended June 30, 2021, which reflected a decrease of $26.1 million, compared to the six months ended June 30, 2020.  The decline in average loan balances and market interest rate reductions resulted in a $2.9 million decrease in interest income for the six months ended June 30, 2021, compared to the like period in 2020.  For the six months ended June 30, 2021, yields on average securities decreased by 88 basis points and yields on average loans decreased by 23 basis points, each as compared to the six months ended June 30, 2020, due primarily to the falling interest rate environment. Average interest earning deposits with financial institutions increased $339.2 million in the six months ended June 30, 2021 compared to the prior year like period as consumer spending declined as a result of the COVID-19 pandemic, in addition to federal stimulus funds received by our depositors, which increased our liquidity.

Average interest bearing liabilities increased $175.5 million, or 10.5%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The increase was primarily due to growth in average interest bearing deposits of $143.3 million due to a decline in consumer spending during the COVID-19 pandemic and federal stimulus funds received from our depositors.  In addition, securities sold under repurchase agreements increased $28.2 million, and average subordinated debt increased $28.2 million, due to the $60.0 million subordinated note issuance on April 6, 2021, as discussed above. Partially offsetting these increases to interest bearing liabilities, average other short-term borrowings, which primarily consist of FHLBC advances, decreased $15.7 million, and average junior subordinated debentures decreased $10.7 million due to the redemption of the trust preferred securities issued by Old Second Capital Trust I and the related $32.6 million of subordinated debentures in March 2020.   The rate on our junior subordinated debentures was 9.08% for the six months ended June 30, 2020, as $635,000 of deferred issuance costs was expensed upon the redemption in 2020.   Average noninterest bearing deposits increased $209.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a decline in consumer spending during the COVID-19 pandemic and federal stimulus funds received from our depositors.  The cost of interest bearing liabilities decreased 49 basis points, to 45 basis points, for the six months ended June 30, 2021, from 94 basis points for the six months ended June 30, 2020.

Our net interest margin (GAAP) for the six months ended June 30, 2021 was 3.07% compared to 3.56% for the six months ended June 30, 2020, reflecting a 49 basis point decrease.  Our net interest margin (TE) for the six months ended June 30, 2021 was 3.12% compared to 3.62% for the six months ended June 30, 2020, reflecting a 50 basis point decrease. The decrease in net interest margin for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to reductions in the market interest rates, a decline of $26.1 million in average loans and loans held for sale, and the growth of our liquidity with an increase in cash and due from banks, which were not yet reinvested into higher yielding assets.  These reductions to the net interest margin were partially offset by reductions in rates paid on deposits, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$499,555	$137	0.11	$359,576	$92	0.10	$153,532	$42	0.11
Securities:
Taxable	425,785	1,832	1.73	340,873	1,615	1.92	247,868	1,694	2.75
Non-taxable (TE)[1]	188,281	1,594	3.40	191,357	1,655	3.51	204,840	1,767	3.47
Total securities (TE)[1]	614,066	3,426	2.24	532,230	3,270	2.49	452,708	3,461	3.07
Dividends from FHLBC and FRBC	9,917	113	4.57	9,917	115	4.70	9,917	123	4.99
Loans and loans held-for-sale[1,2]	1,930,965	20,858	4.33	2,014,773	22,266	4.48	2,052,060	22,460	4.40
Total interest earning assets	3,054,503	24,534	3.22	2,916,496	25,743	3.58	2,668,217	26,086	3.93
Cash and due from banks	29,985	-	-	28,461	-	-	30,594	-	-
Allowance for credit losses on loans	(31,024)	-	-	(34,540)	-	-	(30,747)	-	-
Other noninterest bearing assets	185,368	-	-	187,488	-	-	187,305	-	-
Total assets	$3,238,832			$3,097,905			$2,855,369

Liabilities and Stockholders' Equity
NOW accounts	$531,804	$105	0.08	$495,384	$95	0.08	$457,772	$129	0.11
Money market accounts	330,536	59	0.07	329,050	77	0.09	279,873	85	0.12
Savings accounts	439,104	53	0.05	412,743	69	0.07	359,358	171	0.19
Time deposits	359,635	409	0.46	399,310	500	0.51	439,735	1,442	1.32
Interest bearing deposits	1,661,079	626	0.15	1,636,487	741	0.18	1,536,738	1,827	0.48
Securities sold under repurchase agreements	67,737	21	0.12	82,475	31	0.15	45,882	23	0.20
Other short-term borrowings	1	-	-	-	-	-	8,396	34	1.63
Junior subordinated debentures	25,773	284	4.42	25,773	280	4.41	25,773	283	4.42
Subordinated debentures	56,081	517	3.70	-	-	-	-	-	-
Senior notes	44,415	673	6.08	44,389	673	6.15	44,310	673	6.11
Notes payable and other borrowings	22,250	119	2.15	23,330	123	2.14	26,551	165	2.50
Total interest bearing liabilities	1,877,336	2,240	0.48	1,812,454	1,848	0.41	1,687,650	3,005	0.72
Noninterest bearing deposits	1,012,163	-	-	937,039	-	-	854,324	-	-
Other liabilities	36,553	-	-	37,801	-	-	39,613	-	-
Stockholders' equity	312,780	-	-	310,611	-	-	273,782	-	-
Total liabilities and stockholders' equity	$3,238,832			$3,097,905			$2,855,369
Net interest income (GAAP)		$21,954			$23,543			$22,707
Net interest margin (GAAP)			2.88			3.27			3.42

Net interest income (TE)[1]		$22,292			$23,895			$23,081
Net interest margin (TE)[1]			2.93			3.32			3.48
Core net interest margin (TE - excluding PPP loans)[1]			2.91			3.33			3.51
Interest bearing liabilities to earning assets	61.46%			62.14%			63.25%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021 and 2020.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $1.3 million for both the second quarter of 2021 and the first quarter of 2021, and $718,000 for the second quarter of 2020.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2021			2020
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$429,953	$229	0.11	$90,760	$117	0.26
Securities:
Taxable	383,563	3,447	1.81	260,649	3,857	2.98
Non-taxable (TE)[1]	189,811	3,248	3.45	203,564	3,609	3.57
Total securities (TE)[1]	573,374	6,695	2.35	464,213	7,466	3.23
Dividends from FHLBC and FRBC	9,917	228	4.64	9,917	248	5.03
Loans and loans held-for-sale [1,2]	1,972,638	43,122	4.41	1,998,721	46,096	4.64
Total interest earning assets	2,985,882	50,274	3.40	2,563,611	53,927	4.23
Cash and due from banks	29,227	-	-	31,571	-	-
Allowance for credit losses on loans	(32,773)	-	-	(27,127)	-	-
Other noninterest bearing assets	186,422	-	-	180,010	-	-
Total assets	$3,168,758			$2,748,065

Liabilities and Stockholders' Equity
NOW accounts	$513,694	$199	0.08	$439,918	$362	0.17
Money market accounts	329,797	137	0.08	280,351	321	0.23
Savings accounts	425,996	122	0.06	340,988	337	0.20
Time deposits	379,363	909	0.48	444,249	3,208	1.45
Interest bearing deposits	1,648,850	1,367	0.17	1,505,506	4,228	0.56
Securities sold under repurchase agreements	75,066	52	0.14	46,854	139	0.60
Other short-term borrowings	-	-	-	15,732	143	1.83
Junior subordinated debentures	25,773	564	4.41	36,487	1,647	9.08
Subordinated debentures	28,197	517	3.70	-	-	-
Senior note	44,402	1,346	6.11	44,297	1,346	6.11
Notes payable and other borrowings	22,787	242	2.14	20,656	295	2.87
Total interest bearing liabilities	1,845,075	4,088	0.45	1,669,532	7,798	0.94
Noninterest bearing deposits	974,809	-	-	765,539	-	-
Other liabilities	37,137	-	-	34,051	-	-
Stockholders' equity	311,701	-	-	278,943	-	-
Total liabilities and stockholders' equity	$3,168,722			$2,748,065
Net interest income (GAAP)		$45,497			$45,365
Net interest margin (GAAP)			3.07			3.56

Net interest income (TE)[1]		$46,186			$46,129
Net interest margin (TE)[1]			3.12			3.62
Core net interest margin (TE - excluding PPP loans)[1]			3.11			3.64
Interest bearing liabilities to earning assets	61.79%			65.12%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021 and 2020.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $2.6 million and $1.0 million for the second quarter of 2021 and the second quarter of 2020, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2021	2021	2020	2021	2020

Interest income (GAAP)	$24,194	$25,391	$25,712	$49,585	$53,163
Taxable-equivalent adjustment:
Loans	4	4	3	7	6
Securities	335	348	371	682	758
Interest and dividend income (TE)	24,533	25,743	26,086	50,274	53,927
Interest expense (GAAP)	2,240	1,848	3,005	4,088	7,798
Net interest income (TE)	$22,293	$23,895	$23,081	$46,186	$46,129
Paycheck Protection Program ("PPP") loan - interest and net fee income	832	741	603	1,573	603
Net interest income (TE) - excluding PPP loans	$21,461	23,154	22,478	$44,613	45,526
Net interest income (GAAP)	$21,954	$23,543	$22,707	$45,497	$45,365
Average interest earning assets	$3,054,503	$2,916,496	$2,668,217	$2,985,882	$2,563,611
Average PPP loans	$91,948	$94,149	$90,447	$91,274	$51,684
Average interest earning assets, excluding PPP loans	$2,962,555	$2,822,347	$2,577,770	$2,894,608	$2,511,927
Net interest margin (GAAP)	2.88%	3.27%	3.42%	3.07%	3.56%
Net interest margin (TE)	2.93%	3.32%	3.48%	3.12%	3.62%
Core net interest margin (TE - excluding PPP loans)	2.91%	3.33%	3.51%	3.11%	3.64%

Noninterest Income

Three months ended June 30, 2021 and 2020

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2021
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2021	2021	2020	2021	2020
Wealth management	$2,389	$2,151	$1,998	11.1	19.6
Service charges on deposits	1,221	1,195	1,120	2.2	9.0
Residential mortgage banking revenue
Secondary mortgage fees	272	322	505	(15.5)	(46.1)
Mortgage servicing rights mark to market (loss) gain	(1,033)	1,113	(445)	(192.8)	(132.1)
Mortgage servicing income	507	567	458	(10.6)	10.7
Net gain on sales of mortgage loans	1,895	3,721	4,631	(49.1)	(59.1)
Total residential mortgage banking revenue	1,641	5,723	5,149	(71.3)	(68.1)
Securities gains, net	2	-	-	-	-
Change in cash surrender value of BOLI	423	334	532	26.6	(20.5)
Death benefit realized on BOLI	-	-	59	-	(100.0)
Card related income	1,666	1,447	1,311	15.1	27.1
Other income	577	450	526	28.2	9.7
Total noninterest income	$7,919	$11,300	$10,695	(29.9)	(26.0)

Noninterest income decreased $3.4 million, or 29.9%, in the second quarter of 2021, compared to the first quarter of 2021, and decreased $2.8 million, or 26.0%, compared to the second quarter of 2020.  The decrease from the linked quarter was primarily driven by a

$4.1 million decrease in residential mortgage banking revenue, primarily attributable to a $2.1 million decrease in mark to market gains on MSRs stemming from market interest rate changes and a $1.8 million decrease in net gain on sales of mortgage loans in the second quarter of 2021, compared to the first quarter of 2021.  These decreases in noninterest income were partially offset by a $238,000 increase in wealth management income, and a $219,000 increase in card related income in the second quarter of 2021, compared to the prior quarter.

The decrease in noninterest income in the second quarter of 2021, compared to the second quarter of 2020, is primarily due to a $3.5 million decrease in residential mortgage banking revenue, which included a $588,000 decrease in mark to market MSR valuation and a $2.7 million decrease in net gain on sales of mortgage loans from the 2020 like period.  Partially offsetting these decreases, was a $391,000 increase in wealth management income and a $355,000 increase in card related income in the second quarter of 2021, compared to the second quarter of 2020.  The increase in card related income in the second quarter of 2021, compared to both the linked quarter and prior year quarter, resulted from reductions in COVID-19 related restrictions and the resultant increase in consumer spending.

Six months ended June 30, 2021 and 2020

Noninterest Income	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2021	2020	Change
Wealth management	$4,540	$3,904	16.3
Service charges on deposits	2,416	2,846	(15.1)
Residential mortgage banking revenue
Secondary mortgage fees	594	775	(23.4)
Mortgage servicing rights mark to market gain (loss)	80	(2,579)	103.1
Mortgage servicing income	1,074	926	16.0
Net gain on sales of mortgage loans	5,616	6,877	(18.3)
Total residential mortgage banking revenue	7,364	5,999	22.8
Securities gains (losses) , net	2	(24)	108.3
Change in cash surrender value of BOLI	757	483	56.7
Death benefit realized on BOLI	-	59	(100.0)
Card related income	3,113	2,598	19.8
Other income	1,027	1,152	(10.9)
Total noninterest income	$19,219	$17,017	12.9

Noninterest income for the six months ended June 30, 2021 increased $2.2 million, or 12.9%, compared to the six months ended June 30, 2020. This increase was primarily driven by a $1.4 million increase in total residential mortgage banking revenue primarily stemming from a $2.7 million increase in mark to market MSR valuation, partially offset by reductions in net gain on sales of mortgage loans and secondary mortgage fees.  Wealth management income increased $636,000 for the six months ended June 30, 2021, compared to the like period in 2020, primarily due to an increase in customer liquidity and the resultant assets under management.  In addition, card related income increased $515,000 for the six months ended June 30, 2021, compared to the prior year like period, as customers are starting to spend more as COVID-19 restrictions ease.  These increases to noninterest income were partially offset by a decrease in service charges on deposits of $430,000 stemming from fewer non-sufficient fund fees collected due to higher customer liquidity.

Noninterest Expense

Three months ended June 30, 2021 and 2020

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2021
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2021	2021	2020	2021	2020
Salaries	$9,435	$9,216	$8,588	2.4	9.9
Officers incentive	1,194	1,653	968	(27.8)	23.3
Benefits and other	2,267	2,637	1,786	(14.0)	26.9
Total salaries and employee benefits	12,896	13,506	11,342	(4.5)	13.7
Occupancy, furniture and equipment expense	2,303	2,467	1,935	(6.6)	19.0
Computer and data processing	1,304	1,298	1,247	0.5	4.6
FDIC insurance	192	201	155	(4.5)	23.9
General bank insurance	277	276	237	0.4	16.9
Amortization of core deposit intangible asset	115	120	124	(4.2)	(7.3)
Advertising expense	95	60	57	58.3	66.7
Card related expense	626	593	514	5.6	21.8
Legal fees	135	55	176	145.5	(23.3)
Other real estate owned expense, net	77	36	143	113.9	(46.2)
Other expense	3,381	3,126	2,966	8.2	14.0
Total noninterest expense	$21,401	$21,738	$18,896	(1.6)	13.3
Efficiency ratio (GAAP)[1]	68.63%	63.98%	55.13%
Adjusted efficiency ratio (non-GAAP)[2]	67.64%	63.16%	54.25%

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

Noninterest expense for the second quarter of 2021 decreased $337,000, or 1.6%, compared to the first quarter of 2021, but increased $2.5 million, or 13.3%, compared to the second quarter of 2020.  The linked quarter decrease is primarily attributable to a $610,000 decrease in salaries and employee benefits in the second quarter of 2021 primarily driven by a $459,000 decrease in officer incentive compensation and a $370,000 decrease in benefits and other expenses, due to higher payroll taxes and 401K company matching expense related to the higher officer incentives in the first quarter of 2021.  These decreases were partially offset by a $219,000 increase in salaries due to annual merit increases in March 2021, and a reversal of restricted stock compensation award expense in the first quarter of 2021 due to the achievement of only a partial award payout for performance-based restricted stock units.  In addition, occupancy, furniture and equipment expense decreased $164,000 in the second quarter of 2021 compared to the linked quarter due to a decrease in snow removal costs and planned building maintenance. These decreases were partially offset by an increase in loan-related legal fees and other expenses, due to ongoing project-related consulting costs incurred, as well as an increase in employee related costs, as we return to more normalized events and meetings with our customers as the COVID-19 restrictions ease.

The year over year increase in noninterest expense is primarily attributable to a $1.6 million increase in salaries and employee benefits in the second quarter of 2021. Officer incentive increased $226,000 in the second quarter of 2021, compared to the second quarter of 2020, as incentive accruals in 2021 were at a higher rate than the prior year.  Employee benefits expense increased $481,000 in the second quarter of 2021, compared to the second quarter of 2020, due to an increase in payroll taxes and 401K company matching expense commensurate with the higher salaries and incentives paid in 2021, as well as higher employee insurance costs. We also had increases in the year over year period in occupancy, furniture and equipment of $368,000 due to an increase in planned building repairs, and an increase in card related expense of $112,000 as customers began to increase their spending as the COVID-19 pandemic restrictions subsided.  Finally, other expense increased $415,000 due to growth in consulting fees, and deferred director fees due to market interest rate increases year over year.

Six months ended June 30, 2021 and 2020

Noninterest Expense	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2021	2020	Change
Salaries	$18,651	$18,349	1.6
Officers incentive	2,847	1,926	47.8
Benefits and other	4,904	3,985	23.1
Total salaries and employee benefits	26,402	24,260	8.8
Occupancy, furniture and equipment expense	4,770	4,236	12.6
Computer and data processing	2,602	2,582	0.8
FDIC insurance	393	212	85.4
General bank insurance	553	483	14.5
Amortization of core deposit intangible asset	235	252	(6.7)
Advertising expense	155	166	(6.6)
Card related expense	1,219	1,046	16.5
Legal fees	190	307	(38.1)
Other real estate owned expense, net	113	380	(70.3)
Other expense	6,507	5,974	8.9
Total noninterest expense	$43,139	$39,898	8.1
Efficiency ratio (GAAP)[1]	66.21%	60.48%
Adjusted efficiency ratio (non-GAAP)[2]	65.31%	59.64%

Noninterest expense for the six months ended June 30, 2021, increased $3.2 million, or 8.1%, compared to the six months ended June 30, 2020, primarily due to an increase in salaries and employee benefits due to annual merit increases in March 2021, as well as payout of officer incentives in early 2021 at a rate higher than that accrued for 2020 performance, and the resultant increase in accruals in 2021 to be paid out in 2022.  In addition, occupancy, furniture and equipment expense increased $534,000, stemming from planned building repairs and maintenance; FDIC insurance increased $181,000 due to assessment credits received in early 2020 not repeated in 2021; card related expense increased $173,000, primarily due to a return to pre-COVID-19 customer spending levels in 2021; and other expense increased $533,000, primarily due to accruals for consulting and deferred director expense at a higher rate for the six months ended June 30 2021, compared to the prior year like period. Partially offsetting these increases was a $267,000 decrease in other real estate owned expense, net, as property holdings have decreased $3.2 million year over year.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2021	2021	2020	2021	2021	2020
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$21,401	$21,738	$18,896	$21,401	$21,738	$18,896
Less amortization of core deposit	115	120	124	115	120	124
Less other real estate expense, net	77	36	143	77	36	143
Noninterest expense less adjustments	$21,209	$21,582	$18,629	$21,209	$21,582	$18,629

Net interest income	$21,954	$23,543	$22,707	$21,954	$23,543	$22,707
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	4	4	7
Securities	N/A	N/A	N/A	335	348	387
Net interest income including adjustments	21,954	23,543	22,707	22,293	23,895	23,101
Noninterest income	7,919	11,300	10,695	7,919	11,300	10,695
Less death benefit related to BOLI	-	-	59	-	-	59
Less securities gains, net	2	-	-	2	-	-
Less MSRs mark to market (losses) gains	(1,033)	1,113	(445)	(1,033)	1,113	(445)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	112	89	157
Noninterest income (less) / including adjustments	8,950	10,187	11,081	9,062	10,276	11,238

Net interest income including adjustments plus noninterest income (less) / including adjustments	$30,904	$33,730	$33,788	$31,355	$34,171	$34,339
Efficiency ratio / Adjusted efficiency ratio	68.63%	63.98%	55.13%	67.64%	63.16%	54.25%

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$43,139	$39,898	$43,139	$39,898
Less amortization of core deposit	235	252	235	252
Less other real estate expense, net	113	380	113	380
Noninterest expense less adjustments	$42,791	$39,266	$42,791	$39,266

Net interest income	$45,497	$45,365	$45,497	$45,365
Taxable-equivalent adjustment:
Loans	N/A	N/A	7	6
Securities	N/A	N/A	682	758
Net interest income including adjustments	45,497	45,365	46,186	46,129
Noninterest income	19,219	17,017	19,219	17,017
Less death benefit related to BOLI	-	59	-	59
Less securities gains (losses), net	2	(24)	2	(24)
Less MSRs mark to market gains (loss)	80	(2,579)	80	(2,579)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	201	144
Noninterest income (less) / including adjustments	19,137	19,561	19,338	19,705

Net interest income including adjustments plus noninterest income (less) / including adjustments	$64,634	$64,926	$65,524	$65,834
Efficiency ratio / Adjusted efficiency ratio	66.21%	60.48%	65.31%	59.64%

Income Taxes

We recorded income tax expense of $3.2 million for the second quarter of 2021 on $12.0 million of pretax income, compared to income tax expense of $4.2 million on $16.1 million of pretax income in the first quarter of 2021, and an income tax expense of $3.1 million on $12.4 million of pretax income in the second quarter of 2020.  The effective tax rate was 26.3% for the second quarter of 2021, 26.2% for the first quarter of 2021, and 25.4% for the second quarter of 2020.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter or six months ended June 30, 2021.  We had no valuation reserve on the deferred tax assets as of June 30, 2021.

Financial Condition

Total assets increased $209.8 million to $3.25 billion at June 30, 2021, from $3.04 billion at December 31, 2020, due primarily to an increase in cash and cash equivalents of $262.9 million and securities available-for-sale of $83.8 million, partially offset by a reduction in loans of $131.5 million.  We continue to actively assess potential investment opportunities for our excess liquidity. Total deposits were $2.68 billion at June 30, 2021, an increase of $145.0 million from December 31, 2020, primarily due to increases in noninterest bearing demand accounts, savings, money market and NOW accounts due to a decrease in consumer spending during the COVID-19 pandemic, and federal stimulus funds received by many depositors.

				June 30, 2021
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Securities available-for-sale, at fair value
U.S. Treasuries	$4,086	$4,117	$4,147	(0.8)	(1.5)
U.S. government agencies	6,038	6,657	7,276	(9.3)	(17.0)
U.S. government agencies mortgage-backed	18,939	17,209	16,779	10.1	12.9
States and political subdivisions	242,748	249,259	250,364	(2.6)	(3.0)
Corporate bonds	31,715	-	-	-	-
Collateralized mortgage obligations	101,912	56,585	56,113	80.1	81.6
Asset-backed securities	145,356	131,818	80,026	10.3	81.6
Collateralized loan obligations	29,154	30,533	32,731	(4.5)	(10.9)
Total securities	$579,948	$496,178	$447,436	16.9	29.6

Securities available-for-sale increased $83.8 million as of June 30, 2021, compared to December 31, 2020, and increased $132.5 million compared to June 30, 2020.  Available-for-sale security purchases during the quarter ended June 30, 2021, totaled $53.0 million and consisted of $5.0 million of corporate bonds, $30.1 million of collateralized mortgage–backed securities and $17.5 million of asset-backed securities.  These purchases were partially offset by $51.1 million of calls, maturities and paydowns during the second quarter of 2021, and $8.2 million of security sales, as well as an unrealized mark to market gain adjustment of $3.3 million and net premium amortization of $560,000.  During the second quarter of 2021 $2,000 of net security gains were recorded, compared to no security gains or losses, net, in the second quarter of 2020.

				June 30, 2021
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Commercial	$344,084	$407,159	$441,642	(15.5)	(22.1)
Leases	154,512	141,601	133,293	9.1	15.9
Commercial real estate - Investor	569,745	582,042	525,714	(2.1)	8.4
Commercial real estate - Owner occupied	318,259	333,070	343,982	(4.4)	(7.5)
Construction	100,544	98,486	83,939	2.1	19.8
Residential real estate - Investor	50,127	56,137	69,421	(10.7)	(27.8)
Residential real estate - Owner occupied	105,419	116,388	126,303	(9.4)	(16.5)
Multifamily	161,628	189,040	197,521	(14.5)	(18.2)
HELOC	72,475	80,908	89,170	(10.4)	(18.7)
HELOC - Purchased	14,436	19,487	26,467	(25.9)	(45.5)
Other (1)	12,137	10,533	14,884	15.2	(18.5)
Total loans	$1,903,366	$2,034,851	$2,052,336	(6.5)	(7.3)

1 The “Other” segment includes consumer and overdrafts.

Total loans were $1.90 billion as of June 30, 2021, a decrease of $131.5 million from December 31, 2020.  The decrease in total loans in the first six months of 2021, compared to December 31, 2020, was due primarily to forgiveness or payoff of 802 PPP loans that totaled $128.8 million within commercial loans, as well as reductions in the majority of our loan categories due to paydowns as commercial and consumer liquidity increased primarily due to the receipt of federal stimulus funds and capital expenditures decreased due to the COVID-19 pandemic.  Total loans decreased $149.0 million from June 30, 2020 to June 30, 2021, primarily due to PPP loans forgiven, net of originations, as well as reductions in organic commercial loans due to payoffs related to borrower liquidity. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the  allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 73.2% of the portfolio as of June 30, 2021, compared to 72.5% of the portfolio as of December 31, 2020.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $76,000 to $23.1 million at June 30, 2021 from $23.0 million at December 31, 2020.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.2% as of June 30, 2021, 1.1% as of December 31, 2020, and 1.0% as of June 30, 2020.  The distribution of our nonperforming loans is shown in the following table.

				June 30, 2021
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Commercial	$-	$1,125	$2,168	(100.0)	(100.0)
Leases	2,526	2,801	181	(9.8)	N/M
Commercial real estate - Investor	1,915	1,632	1,968	17.3	(2.7)
Commercial real estate - Owner occupied	7,078	9,262	7,223	(23.6)	(2.0)
Construction	3,470	-	2,203	N/M	57.5
Residential real estate - Investor	840	1,085	845	(22.6)	(0.6)
Residential real estate - Owner occupied	3,564	3,561	4,107	0.1	(13.2)
Multifamily	2,723	2,437	69	11.7	N/M
HELOC	810	1,142	1,276	(29.1)	(36.5)
HELOC - Purchased	-	-	113	-	(100.0)
Other [1]	195	-	8	N/M	N/M
Total nonperforming loans	$23,121	$23,045	$20,161	0.3	14.7

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				June 30, 2021
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Nonaccrual loans	$22,784	$22,280	$18,343	2.3	24.2
Performing troubled debt restructured loans accruing interest	201	331	978	(39.3)	(79.4)
Loans past due 90 days or more and still accruing interest	136	434	840	(68.7)	(83.8)
Total nonperforming loans	23,121	23,045	20,161	0.3	14.7
Other real estate owned	1,877	2,474	5,082	(24.1)	(63.1)
Total nonperforming assets	$24,998	$25,519	$25,243	(2.0)	(1.0)

30-89 days past due loans and still accruing interest	$8,654	$11,326	$11,330
Nonaccrual loans to total loans	1.2%	1.1%	0.9%
Nonperforming loans to total loans	1.2%	1.1%	1.0%
Nonperforming assets to total loans plus OREO	1.3%	1.3%	1.2%

Allowance for credit losses	$28,639	$33,855	$31,273
Allowance for credit losses to total loans	1.5%	1.7%	1.5%
Allowance for credit losses to nonaccrual loans	125.7%	152.0%	170.5%

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2021	Total[1]	2021	Total[1]	2020	Total[1]
Commercial	$190	292.3	$(18)	3.1	$(2)	(1.2)
Leases	28	43.1	-	-	-	-
Commercial real estate - Investor	(20)	(30.8)	(20)	3.4	(14)	(8.4)
Commercial real estate - Owner occupied	21	32.3	(205)	35.2	292	174.9
Construction	-	-	-	-	-	-
Residential real estate - Investor	(10)	(15.4)	(266)	45.7	(2)	(1.2)
Residential real estate - Owner occupied	(61)	(93.8)	(49)	8.4	(66)	(39.5)
Multifamily	-	-	-	-	-	-
HELOC	(72)	(110.8)	(12)	2.1	(53)	(31.7)
HELOC - Purchased	-	-	-	-	-	-
Other [2]	(11)	(16.9)	(12)	2.1	12	7.1
Net (recoveries) charge-offs	$65	100.0	$(582)	100.0	$167	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $65,000 were recorded for the second quarter of 2021, compared to net recoveries of $582,000 for the first quarter of 2021, and net charge-offs $167,000 for the second quarter of 2020, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the second quarter of 2021 were primarily due to one large commercial charge-off.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				June 30, 2021
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Commercial	$482	$2,679	$8,627	(82.0)	(94.4)
Leases	3,007	3,222	254	(6.7)	N/M
Commercial real estate - Investor	5,063	5,117	5,445	(1.1)	(7.0)
Commercial real estate - Owner occupied	8,702	11,187	9,432	(22.2)	(7.7)
Construction	5,393	5,192	2,318	3.9	132.7
Residential real estate - Investor	1,082	1,516	1,454	(28.6)	(25.6)
Residential real estate - Owner occupied	4,578	4,040	4,270	13.3	7.2
Multifamily	8,477	7,558	5,562	12.2	52.4
HELOC	1,090	1,540	1,690	(29.2)	(35.5)
HELOC - Purchased	-	-	113	-	(100.0)
Other [1]	2	4	353	(50.0)	(99.4)
Total classified loans	37,876	42,055	39,518	(9.9)	(4.2)
Other real estate owned	1,877	2,474	5,082	(24.1)	(63.1)
Total classified assets	$39,753	$44,529	$44,600	(10.7)	(10.9)

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets decreased as of June 30, 2021, from the levels at both December 31, 2020 and June 30 2020, primarily due to continued remediation efforts and the high level of paydowns and payoffs we have experienced due to increased borrower liquidity stemming from federal stimulus funds received by borrowers and other COVID-19 relief funding, such as PPP loans. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 10.75% for the period ended June 30, 2021, compared to 12.64% as of December 31, 2020, and 13.14% as of June 30, 2020.  The decrease in the classified assets ratio for the period ended June 30, 2021, compared to June 30, 2020, is also due to the remediation efforts and borrower liquidity noted above, as well as growth in our capital level over the past year.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

We recorded a net release of $3.5 million in our provision for credit losses due to a reserve release for the second quarter of 2021, comprised of a $2.3 million reserve release related to loans and a $1.2 million reserve release related to unfunded commitments.  We recorded a release of $3.0 million in our provision for credit losses for the first quarter of 2021, comprised of a $3.5 million reserve release related to loans and $470,000 of additional provision expense for credit losses on unfunded commitments, compared to a provision for credit losses recorded in the second quarter of 2020 of $2.1 million.  In the second quarter of 2021, we determined a reserve release on loans was appropriate, after considering our low level of net charge-offs for the quarter of $65,000, and net recovery position of $517,000 year to date, as well as the impact of changes to our future loss rate assumptions based on a decrease to the unemployment factor projected for the life of the loans over the one year forecast period.   In addition, we recorded a $1.2 million release to the provision for credit losses on unfunded commitments in the second quarter of 2021, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loan, leases and unfunded commitments.  Our ACL on loans to total loans was 1.5% as of June 30, 2021 and June 30, 2020, compared to 1.7% at December 31, 2020.  See Item 2 – Critical Accounting Policies in the Management Discussion and Analysis in this report for discussion of our ACL methodology on loans.

Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Allowance at beginning of period	$30,967	$33,855	$30,045	$33,855	$19,789
Charge-offs:
Commercial	207	2	22	209	119
Leases	28	-	-	28	-
Commercial real estate - Investor	-	-	2	-	15
Commercial real estate - Owner occupied	31	3	292	34	1,401
Construction	-	-	-	-	-
Residential real estate - Investor	-	-	4	-	5
Residential real estate - Owner occupied	-	-	43	-	43
Multifamily	-	-	-	-	-
HELOC	5	12	2	17	85
Other [1]	30	25	41	55	139
Total charge-offs	301	42	406	343	1,807
Recoveries:
Commercial	17	20	24	37	36
Leases	-	-	-	-	-
Commercial real estate - Investor	20	20	16	40	37
Commercial real estate - Owner occupied	10	208	-	218	1
Construction	-	-	-	-	-
Residential real estate - Investor	10	266	6	276	27
Residential real estate - Owner occupied	61	49	109	110	132
Multifamily	-	-	-	-	-
HELOC	77	24	55	101	196
Other [1]	41	37	29	78	89
Total recoveries	236	624	239	860	518
Net charge-offs (recoveries)	65	(582)	167	(517)	1,289
Adoption of ASC 326	-	-	-	-	5,879
(Release of) provision for credit losses on loans	(2,263)	(3,470)	1,395	(5,733)	6,894
Allowance at end of period	$28,639	$30,967	$31,273	$28,639	$31,273

Average total loans (exclusive of loans held-for-sale)	$1,926,105	$2,006,157	$2,038,082	$1,926,105	$1,989,921
Net charge-offs / (recoveries) to average loans	0.00%	(0.03)%	0.01%	(0.03)%	0.06%
Allowance at period end to average loans	1.49%	1.54%	1.53%	1.49%	1.57%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 123.9% as of June 30, 2021, which was a decrease from the coverage ratio of 146.2% as of March 31, 2021 and a decrease from 155.1% as of June 30, 2020.  When measured as a percentage of average loans, our total ACL on loans was 1.49% for the six months ended June 30, 2021 and 1.57% for the like period of June 30, 2020.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2021, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2021, OREO totaled $1.9 million, reflecting a $597,000 reduction from the $2.5 million at December 31, 2020, and a $3.2 million reduction from the $5.1 million at June 30, 2020.  There were two property disposals for a total of $225,000 in net book value and no transfers to OREO from loans were recorded in the second quarter of 2021.  There was one property addition for $93,000 in the second quarter of 2020. There were no property disposals in the second quarter of 2020.  Valuation write-downs occurred in the second quarter of 2021 which totaled $61,000, compared to $93,000 of OREO valuation write-downs in the fourth quarter of 2020, and $60,000 of valuation write-downs recorded in the second quarter of 2020.

				June 30, 2021
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Balance at beginning of period	$2,163	$2,686	$5,049	(19.5)	(57.2)
Property additions, net of acquisition adjustments	-	-	93	-	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	225	119	-	89.1	-
Period valuation adjustments	61	93	60	(34.4)	1.7
Balance at end of period	$1,877	$2,474	$5,082	(24.1)	(63.1)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $1.1 million, or approximately 59.3% of total OREO at June 30, 2021, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	June 30, 2021		December 31, 2020		June 30, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$450	24%	$430	17%	$450	9%
Lots (single family and commercial)	1,075	57%	1,387	57%	3,691	72%
Vacant land	352	19%	352	14%	37	1%
Commercial property	-	-%	305	12%	904	18%
Total other real estate owned	$1,877	100%	$2,474	100%	$5,082	100%

Deposits and Borrowings

				June 30, 2021
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2021	2020	2020	2020	2020
Noninterest bearing demand	$1,028,558	$909,505	$890,636	13.1	15.5
Savings	442,805	399,057	373,448	11.0	18.6
NOW accounts	531,231	486,612	466,762	9.2	13.8
Money market accounts	331,144	316,465	293,073	4.6	13.0
Certificates of deposit of less than $100,000	183,444	200,107	215,777	(8.3)	(15.0)
Certificates of deposit of $100,000 through $250,000	109,500	164,982	146,374	(33.6)	(25.2)
Certificates of deposit of more than $250,000	55,319	60,345	65,247	(8.3)	(15.2)
Total deposits	$2,682,001	$2,537,073	$2,451,317	5.7	9.4

Total deposits were $2.68 billion at June 30, 2021, which reflects a $144.9 million increase from total deposits of $2.54 billion at December 31, 2020, and an increase of $230.7 million from total deposits of $2.45 billion at June 30, 2020.  The increase in deposits at June 30, 2021, compared to both December 31, 2020, and June 30, 2020, was due to increases in noninterest bearing demand, savings,

NOW, and money market accounts, with decreases noted in all maturity categories of certificates of deposit.  These total deposit increases in the linked quarter as well as the year over year periods were primarily due to federal stimulus funds received by depositors and a decrease in consumer spending due to the COVID-19 pandemic.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $68.6 million at June 30, 2021, a $1.6 million, or 2.4%, increase from $67.0 million at December 31, 2020.   Our notes payable and other borrowings is comprised of one remaining $6.2 million long-term FHLBC advance, which matures on February 2, 2026, and $15.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $21.2 million as of June 30, 2021, decreased $2.2 million from December 31, 2020, and decreased $4.3 million from June 30, 2020.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a  private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.

The Company is indebted on senior notes originated in December 2016, totaling $44.4 million, net of deferred issuance costs, as of June 30, 2021.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.41% as of June 30, 2021, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

Capital

As of June 30, 2021, total stockholders’ equity was $315.9 million, which was an increase of $8.9 million from $307.1 million as of December 31, 2020.  This increase is attributable to an increase in retained earnings of $19.0 million, comprised of net income year to date of $20.7 million, less a reduction to retained earnings of $1.7 million for payment of dividends to our common stockholders in the first six months of 2021. In addition, a decrease to accumulated other comprehensive income of $329,000 was recorded due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps. Total stockholders’ equity was reduced by an increase of $8.1 million to our treasury stock in the first six months of 2021, primarily due to repurchases of our common shares pursuant to our stock repurchase program.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to  repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases were funded by our cash on hand.  During the second quarter of 2021, we repurchased 310,900 shares of our common stock at a weighted average price of $13.55 per share pursuant to our stock repurchase program.  For the six months ended June 30, 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  To date, we have repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share, under our stock repurchase program. As of June 30, 2021, we have substantially completed the stock repurchase program.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2021	2020	2020
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.72%	11.94%	11.31%
Total risk-based capital ratio	10.50%	N/A	17.60%	14.26%	13.63%
Tier 1 risk-based capital ratio	8.50%	N/A	13.83%	13.01%	12.39%
Tier 1 leverage ratio	4.00%	N/A	9.68%	10.21%	10.06%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	15.23%	13.75%	13.46%
Total risk-based capital ratio	10.50%	10.00%	16.33%	15.00%	14.71%
Tier 1 risk-based capital ratio	8.50%	8.00%	15.23%	13.75%	13.46%
Tier 1 leverage ratio	4.00%	5.00%	10.63%	10.74%	10.86%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of June 30, 2021, the capital measures of the Company exclude $4.5 million, which is the modified CECL transition adjustment.

As of June 30, 2021, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.10% at December 31, 2020, to 9.72% at June 30, 2021. Our GAAP tangible common equity to tangible assets ratio was 9.15% at June 30, 2021, compared to 9.48% as of December 31, 2020.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.49% at December 31, 2020, to 9.16% at June 30, 2021, due to the growth in total tangible assets.

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

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2021		December 31, 2020
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$315,938	$315,938	$307,087	$307,087
Less: Goodwill and intangible assets	20,546	20,546	20,781	20,781
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	388	N/A	435
Adjusted goodwill and intangible assets	20,546	20,158	20,781	20,346
Tangible common equity	$295,392	$295,780	$286,306	$286,741
Tangible assets
Total assets	$3,250,634	$3,250,634	$3,040,837	$3,040,837
Less: Adjusted goodwill and intangible assets	20,546	20,158	20,781	20,346
Tangible assets	$3,230,088	$3,230,476	$3,020,056	$3,020,491

Common equity to total assets	9.72%	9.72%	10.10%	10.10%
Tangible common equity to tangible assets	9.15%	9.16%	9.48%	9.49%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of June 30, 2021, our cash on hand liquidity totaled $592.8 million, an increase of $262.9 million over cash balances held as of December 31, 2020.

Net cash inflows from operating activities were $24.5 million during the first six months of 2021, compared with net cash inflows of $20.8 million in the same period of 2020.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of inflows for the first six months of 2021 and outflows for the like period of 2020.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for both the six months ended June 30, 2021, and the like period of 2020.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $47.0 million in the six months ended June 30, 2021, compared to net cash outflows of $83.7 million in the same period in 2020.  In the first six months of 2021, securities transactions accounted for net outflows of $86.3 million, and the principal change on loans accounted for net inflows of $133.4 million.  In the first six months of 2020, securities transactions accounted for net inflows of $40.7 million, and net principal on loans funded accounted for net outflows of $123.6 million.  Proceeds from sales of OREO accounted for $565,000 and $311,000 in investing cash inflows for the six months ended June 30, 2021 and 2020, respectively.

Net cash inflows from financing activities in the six months ended June 30, 2021 were $191.4 million, compared with net cash inflows of $269.7 million in the six months ended June 30, 2020.   Net deposit inflows in the first six months of 2021 were $144.9 million compared to net deposit inflows of $324.6 million in the first six months of 2020.  Other short-term borrowings had no net cash outflows in the first six months of 2021, compared to $40.3 million in the first six months of 2020.  Changes in securities sold under repurchase agreements accounted for $1.6 million and $3.4 million in net inflows for the six months ended June 30, 2021 and 2020, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $20.0 million term note cash inflow which was originated to partially fund this trust preferred redemption; $15.0 million of this term note remains outstanding as of June 30, 2021.  In the second quarter of 2021, we issued $59.1 million of subordinated debentures, net of issuance costs; this cash is anticipated to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases or strategic acquisitions.

Cash and cash equivalents for the six months ended June 30, 2021, totaled $592.8 million, as compared to $257.5 million as of June 30, 2020.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve has kept the target Fed Funds range of 0% to 0.25% since the first quarter of 2020, the latest implied Fed Funds Futures expects a rate hike in early 2023.  The Fed has been aggressively purchasing various assets since March 2020.  The Fed’s balance sheet experienced a 90% increase from about $4.2 trillion in early March 2020 to $8.1 trillion by the end of June 2021.  Given rising inflation risks, tapering discussions are expected in the July 2021 meeting.  We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We seek to manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at June 30, 2021 and December 31, 2020 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of our consolidated financial statements found in our Annual Report on Form 10-K for the year ended December 31, 2020.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2020, we had notable amounts of earnings gains (in both dollars and percentage) should interest rates rise.  Due to relatively low current market interest rates, it was not possible to calculate any down rate scenarios because many of the market interest rates would fall below zero in that scenario.  The projected increases in income across all up rate interest rate shock scenarios as of June 30, 2021 were notably higher than December 31, 2020. This is driven by a change in the model calculation to better reflect repricing characteristics of the elevated cash balances.

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

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2021
Dollar change	N/M	N/M	N/M	$5,311	$10,957	$22,217
Percent change	N/M	N/M	N/M	6.4%	13.2%	26.7%

December 31, 2020
Dollar change	N/M	N/M	N/M	$3,405	$6,879	$13,145
Percent change	N/M	N/M	N/M	3.9%	7.8%	14.9%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Proposed Merger with West Suburban

Combining the Company and West Suburban may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and West Suburban have operated and, until the completion of the Merger, will continue to operate, independently. The success of the proposed Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our businesses with West Suburban in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any Merger of financial institutions, there also may be business disruptions that cause the Company and/or West Suburban to lose customers or cause customers to remove their accounts from the Bank and/or West Suburban Bank and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and West Suburban during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

The market price of our common stock after the proposed Merger with West Suburban may be affected by factors different from those affecting the shares of our common stock or West Suburban common stock currently.

If the proposed Merger with West Suburban is completed, holders of West Suburban common stock will become holders of our common stock. Our business differs from that of West Suburban. Accordingly, the results of operations and financial condition of the combined company and the market price of our common stock after the completion of the proposed Merger may be affected by factors different from those currently affecting the independent results of operations and financial condition of each of the Company and West Suburban.

We are subject to business uncertainties while the proposed Merger with West Suburban is pending.

Uncertainty about the effect of the proposed Merger with West Suburban on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed.

The proposed Merger with West Suburban may distract our management from their other responsibilities.

The proposed Merger could cause our management to focus their time and energies on matters related to the Merger that otherwise would be directed to our business and operations. Any such distraction on the part of our management, if significant, could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the Merger, or the business and earnings of the combined company after the Merger.

Failure to complete the proposed Merger could negatively impact the Company.

If the proposed Merger is not completed for any reason, including as a result of either our stockholders’ or West Suburban stockholders’ failure to approve the Merger Agreement, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and associates. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform our obligations under the Merger Agreement.

Additionally, we have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing a joint proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, we would have to pay these expenses without realizing the expected benefits of the Merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed Merger.

Before the proposed Merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and other regulatory authorities. In determining whether to grant these approvals, the regulators consider a variety of factors. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of Congressional leadership and regulatory agency leadership; or impacts and disruptions resulting from the COVID-19 pandemic.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger.

If the proposed Merger is completed, holders of our common stock will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management.

Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. If the Merger is completed, each West Suburban stockholder will become a stockholder of Old Second, and each Company and West Suburban stockholder will have a percentage ownership in the combined company that is smaller than the stockholder’s percentage ownership of either the Company or West Suburban individually.  Based on the number of shares of our common stock and West Suburban outstanding as of June 30, 2021, and based on the number of shares of West Suburban common stock expected to be issued in the Merger, the former holders of West Suburban common stock, as a group, are estimated to own 36% of the outstanding shares of common stock of the combined company immediately after the Merger and current holders of our common stock, as a group, are estimated to own approximately 64% of the outstanding shares of common stock of the combined company immediately after the Merger. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on our management and policies.

Various factors, including potential stockholder litigation, could prevent or delay the completion of the proposed Merger or otherwise negatively impact our business and operations.

The completion of the Merger is subject to closing conditions. Various factors, including potential stockholder litigation, could prevent or delay the completion of the proposed Merger or otherwise negatively impact our business and operations.  Our stockholders may file lawsuits against us and/or the directors and officers of the Company in connection with the Merger. One of the conditions to the closing is that no order, injunction or similar decree issued by any governmental authority of competent jurisdiction or other legal restraint will prohibit the consummation of the transactions contemplated by the Merger Agreement. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the Merger pursuant to the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger. If a lawsuit is filed, we may incur costs in connection with the defense or settlement of any such lawsuits, which could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Merger.

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

The following table presents our stock repurchases for the quarter ended June 30, 2021.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
(Dollars in thousands, except for per share	Shares	Price Paid	Announced Plans	Purchased Under
amounts)	Purchased (a)	per Share (b)	or Programs (c)(1)	the Plans or Programs (d)
April 1, 2021 - April 30, 2021	109,220	$13.34	109,220	211,199
May 1, 2021 - May 31, 2021	163,053	$13.65	163,053	48,146
June 1, 2021 - June 30, 2021	38,627	$13.68	38,627	9,519
Total	310,900	$13.55	310,900	9,519

(1)	We publicly announced the extension of our Repurchase Program, which will expire on October 20, 2021 unless further extended as described above, in our Current Report on Form 8-K filed on October 21, 2020, and 898,415 shares remained available for repurchase under the Repurchase Program as of October 20, 2020.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

4.1

Form of 3.50% Fixed-to-Floating Subordinated Note due April 15, 2031 of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.1

Form of Subordinated Note Purchase Agreement, dated as of April 6, 2021, by and among Old Second Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.2

Old Second Bancorp, Inc. 2019 Equity Incentive Plan, as amended and restated through May 18, 2021 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 16, 2021).

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

DATE: August 6, 2021