Form 10-Q
period 2021-09-30
OLD SECOND BANCORP INC
filed 2021-11-05
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the Registrant has 28,707,737 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, our proposed merger with West Suburban Bancorp. Inc. (“West Suburban”) and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	challenges retaining or hiring key personnel, including with respect to new lenders in key markets and the resulting negative impact on our ability to increase lending activities;
●	the possibility that our previously announced merger with West Suburban does not close when expected or at all because stockholder or other conditions to closing are not received or satisfied on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of the Company, West Suburban or both to terminate the Merger Agreement;
●	the occurrence of any event, change or other circumstances that causes the Board of Governors of the Federal Reserve System or the Office of the Comptroller of the Currency to revoke their approvals of the proposed merger with West Suburban or its subsidiary bank, respectively, or otherwise impose conditions on such approvals that could adversely affect the combined company or the benefits of the transaction;
●	the possibility that the anticipated benefits of the proposed merger with West Suburban, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where the Company and West Suburban do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the proposed merger with West Suburban, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities as a result of the proposed merger with West Suburban;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with West Suburban;
●	the outcome of any legal proceedings that may be instituted against the Company or West Suburban as a result of the proposed merger with West Suburban;
●	the integration of the businesses and operations of the Company and West Suburban, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the Company’s and West Suburban’s existing businesses;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;

●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of CECL, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the new presidential administration and Democratic control of Congress;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, the Joint Proxy Statement/Prospectus dated October 21, 2021, filed pursuant to Rule 424(b)(3) on October 25, 2021, relating to our Form S-4 Registration Statement (File No. 333-259964) and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$26,705	$24,306
Interest earning deposits with financial institutions	492,548	305,597
Cash and cash equivalents	519,253	329,903
Securities available-for-sale, at fair value	715,188	496,178
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,917	9,917
Loans held-for-sale	3,009	12,611
Loans	1,867,942	2,034,851
Less: allowance for credit losses on loans	26,949	33,855
Net loans	1,840,993	2,000,996
Premises and equipment, net	44,120	45,477
Other real estate owned	1,912	2,474
Mortgage servicing rights, at fair value	5,320	4,224
Goodwill and core deposit intangible	20,433	20,781
Bank-owned life insurance ("BOLI")	64,265	63,102
Deferred tax assets, net	7,335	8,121
Other assets	43,387	47,053
Total assets	$3,275,132	$3,040,837

Liabilities
Deposits:
Noninterest bearing demand	$1,037,638	$909,505
Interest bearing:
Savings, NOW, and money market	1,366,138	1,202,134
Time	310,553	425,434
Total deposits	2,714,329	2,537,073
Securities sold under repurchase agreements	42,962	66,980
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,190	-
Senior notes	44,454	44,375
Notes payable and other borrowings	20,155	23,393
Other liabilities	47,037	36,156
Total liabilities	2,953,900	2,733,750

Stockholders’ Equity
Common stock	34,957	34,957
Additional paid-in capital	121,074	122,212
Retained earnings	262,513	236,579
Accumulated other comprehensive income	12,249	14,762
Treasury stock	(109,561)	(101,423)
Total stockholders’ equity	321,232	307,087
Total liabilities and stockholders’ equity	$3,275,132	$3,040,837

	September 30, 2021	December 31, 2020
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,957,384	34,957,384
Shares outstanding	28,707,737	29,328,723
Treasury shares	6,249,647	5,628,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$21,315	$21,980	$64,337	$67,924
Loans held-for-sale	39	95	132	241
Securities:
Taxable	1,835	1,458	5,282	5,315
Tax exempt	1,285	1,327	3,851	4,178
Dividends from FHLBC and FRBC stock	114	118	342	366
Interest bearing deposits with financial institutions	203	68	432	185
Total interest and dividend income	24,791	25,046	74,376	78,209
Interest expense
Savings, NOW, and money market deposits	209	299	667	1,319
Time deposits	330	1,084	1,239	4,292
Securities sold under repurchase agreements	15	28	67	167
Other short-term borrowings	-	24	-	167
Junior subordinated debentures	286	285	850	1,932
Subordinated debentures	547	-	1,064	-
Senior notes	673	673	2,019	2,019
Notes payable and other borrowings	113	144	355	439
Total interest expense	2,173	2,537	6,261	10,335
Net interest and dividend income	22,618	22,509	68,115	67,874
(Release of) provision for credit losses	(1,500)	300	(8,000)	10,413
Net interest and dividend income after (release of) provision for credit losses	24,118	22,209	76,115	57,461
Noninterest income
Wealth management	2,372	1,889	6,912	5,793
Service charges on deposits	1,368	1,322	3,784	4,168
Secondary mortgage fees	240	492	834	1,267
Mortgage servicing rights mark to market loss	(282)	(160)	(202)	(2,739)
Mortgage servicing income	572	521	1,646	1,447
Net gain on sales of mortgage loans	2,186	5,246	7,802	12,123
Securities gains (losses), net	244	(1)	246	(25)
Change in cash surrender value of BOLI	406	459	1,163	942
Death benefit realized on BOLI	-	(2)	-	57
Card related income	1,624	1,499	4,737	4,097
Other income	610	420	1,637	1,572
Total noninterest income	9,340	11,685	28,559	28,702
Noninterest expense
Salaries and employee benefits	12,964	12,586	39,366	36,846
Occupancy, furniture and equipment	2,418	2,003	7,188	6,239
Computer and data processing	1,477	1,226	4,079	3,808
FDIC insurance	211	191	604	403
General bank insurance	301	281	854	764
Amortization of core deposit intangible	113	122	348	374
Advertising expense	107	62	262	228
Card related expense	662	566	1,881	1,612
Legal fees	455	169	645	476
Other real estate expense, net	25	125	138	505
Other expense	3,396	2,935	9,903	8,909
Total noninterest expense	22,129	20,266	65,268	60,164
Income before income taxes	11,329	13,628	39,406	25,999
Provision for income taxes	2,917	3,363	10,295	6,221
Net income	$8,412	$10,265	$29,111	$19,778

Basic earnings per share	$0.30	$0.35	$1.01	$0.67
Diluted earnings per share	0.29	0.34	0.99	0.65
Dividends declared per share	0.05	0.01	0.11	0.03

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$8,412	$10,265	$29,111	$19,778

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(3,007)	5,812	(4,483)	10,455
Related tax benefit (expense)	841	(1,633)	1,277	(2,932)
Holding (losses) gains, after tax, on available-for-sale securities	(2,166)	4,179	(3,206)	7,523

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	244	(1)	246	(25)
Related tax (expense) benefit	(69)	-	(70)	7
Net realized gains (losses) after tax	175	(1)	176	(18)
Other comprehensive (loss) income on available-for-sale securities	(2,341)	4,180	(3,382)	7,541

Changes in fair value of derivatives used for cash flow hedges	218	615	1,207	(1,472)
Related tax (expense) benefit	(62)	(173)	(338)	413
Other comprehensive income (loss) on cash flow hedges	156	442	869	(1,059)

Total other comprehensive (loss) income	(2,185)	4,622	(2,513)	6,482
Total comprehensive income	$6,227	$14,887	$26,598	$26,260

	(unaudited)	(unaudited)	(unaudited)
	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, June 30, 2020	$10,188	$(3,766)	$6,422
Other comprehensive income, net of tax	4,180	442	4,622
Balance, September 30, 2020	$14,368	$(3,324)	$11,044

Balance, June 30, 2021	$16,372	$(1,938)	$14,434
Other comprehensive (loss) income, net of tax	(2,341)	156	(2,185)
Balance, September 30, 2021	$14,031	$(1,782)	$12,249

For the Nine Months Ended
Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	7,541	(1,059)	6,482
Balance, September 30, 2020	$14,368	$(3,324)	$11,044

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(3,382)	869	(2,513)
Balance, September 30, 2021	$14,031	$(1,782)	$12,249

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$29,111	$19,778
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount from amortization on securities	1,736	1,712
Securities (gains) losses, net	(246)	25
(Release of) provision for credit losses	(8,000)	10,413
Originations of loans held-for-sale	(191,679)	(296,388)
Proceeds from sales of loans held-for-sale	207,339	300,045
Net gains on sales of mortgage loans	(7,802)	(12,123)
Mortgage servicing rights mark to market loss	202	2,739
Net discount from accretion on loans	(618)	(841)
Net change in cash surrender value of BOLI	(1,163)	(942)
Net gains on sale of other real estate owned	(40)	(188)
Provision for other real estate owned valuation losses	65	264
Depreciation of fixed assets and amortization of leasehold improvements	2,286	2,075
Amortization of core deposit intangibles	348	374
Change in current income taxes receivable	329	(781)
Deferred tax expense (benefit)	1,796	(693)
Change in accrued interest receivable and other assets	2,973	(19,144)
Amortization of purchase accounting adjustment on notes payable and other borrowings	(3)	25
Amortization of junior subordinated debentures issuance costs	-	643
Amortization of subordinated debentures issuance costs	42	-
Amortization of senior notes issuance costs	79	79
Change in accrued interest payable and other liabilities	12,898	8,060
Stock based compensation	1,113	1,623
Net cash provided by operating activities	50,766	16,755
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	91,931	41,645
Proceeds from sales of securities available-for-sale	35,075	18,006
Purchases of securities available-for-sale	(352,236)	(14,681)
Net change in loans	168,551	(100,370)
Proceeds from claims on BOLI, net of claims receivable	-	483
Proceeds from sales of other real estate owned, net of participations and improvements	607	3,140
Net purchases of premises and equipment	(929)	(2,635)
Net cash used in investing activities	(57,001)	(54,412)
Cash flows from financing activities
Net change in deposits	177,256	352,494
Net change in securities sold under repurchase agreements	(24,018)	10,575
Net change in other short-term borrowings	-	(42,375)
Redemption of junior subordinated debentures	-	(32,604)
Issuance of subordinated debentures, net of issuance costs	59,148	-
Issuance of term note	-	20,000
Repayment of term note	(3,000)	(2,000)
Net change in notes payable and other borrowings, excluding term note	(235)	(229)
Dividends paid on common stock	(3,177)	(893)
Purchase of treasury stock	(10,389)	(4,803)
Net cash provided by financing activities	195,585	300,165
Net change in cash and cash equivalents	189,350	262,508
Cash and cash equivalents at beginning of period	329,903	50,632
Cash and cash equivalents at end of period	$519,253	$313,140

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, June 30, 2020	$34,957	$121,437	$218,856	$6,422	$(99,156)	$282,516
Net income			10,265			10,265
Other comprehensive income, net of tax				4,622		4,622
Dividends declared and paid, ($0.01 per share)			(296)			(296)
Stock based compensation		309				309
Purchase of treasury stock from stock repurchase program					(1,148)	(1,148)
Balance, September 30, 2020	$34,957	$121,746	$228,825	$11,044	$(100,304)	$296,268

Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,434	$(109,561)	$315,938
Net income			8,412			8,412
Other comprehensive loss, net of tax				(2,185)		(2,185)
Dividends declared and paid, ($0.05 per share)			(1,435)			(1,435)
Stock based compensation		502				502
Balance, September 30, 2021	$34,957	$121,074	$262,513	$12,249	$(109,561)	$321,232

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Nine Months Ended
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13 (CECL)			(3,783)			(3,783)
Net income			19,778			19,778
Other comprehensive income, net of tax				6,482		6,482
Dividends declared and paid, ($0.03 per share)			(893)			(893)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		1,623				1,623
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(4,380)	(4,380)
Balance, September 30, 2020	$34,957	$121,746	$228,825	$11,044	$(100,304)	$296,268

Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			29,111			29,111
Other comprehensive loss, net of tax				(2,513)		(2,513)
Dividends declared and paid, ($0.11 per share)			(3,177)			(3,177)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		1,113				1,113
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(9,812)	(9,812)
Balance, September 30, 2021	$34,957	$121,074	$262,513	$12,249	$(109,561)	$321,232

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2020.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the third quarter of 2021, the Company had no changes to significant accounting policies.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

On October 19, 2021, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on November 8, 2021, to stockholders of record as of October 29, 2021; dividends of $1.4 million are scheduled to be paid to stockholders on November 8, 2021.

Note 2 – Proposed Merger with West Suburban Bancorp, Inc.

On July 25, 2021, the Company and West Suburban Bancorp, Inc. (“West Suburban”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), under which West Suburban will merge with and into Old Second, with Old Second as the surviving corporation.

The merger is expected to close in December 2021, subject to the satisfaction of customary closing conditions, including approval by the stockholders of the Company and the shareholders of West Suburban. Subject to the terms and conditions of the Merger Agreement, if the merger closes, each West Suburban shareholder will receive 42.413 shares of Company common stock and $271.15 in cash, without interest, for each share of West Suburban common stock owned by the shareholder.

Based on the number of outstanding shares of Company common stock and West Suburban common stock as of September 30, 2021, and based on the exchange ratio of 42.413, it is expected that the Company’s stockholders will hold approximately 64% and West Suburban’s shareholders will hold approximately 36% of the issued and outstanding shares of Company common stock immediately following the closing of the merger.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.7 million at September 30, 2021, and December 31, 2020.  FRBC stock was recorded at $6.2 million at September 30, 2021, and December 31, 2020.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2021, and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,017	$53	$-	$4,070
U.S. government agencies	33,915	-	(340)	33,575
U.S. government agencies mortgage-backed	17,269	764	(215)	17,818
States and political subdivisions	222,833	16,758	(639)	238,952
Corporate bonds	5,000	-	(8)	4,992
Collateralized mortgage obligations	163,756	1,966	(308)	165,414
Asset-backed securities	187,825	1,646	(133)	189,338
Collateralized loan obligations	61,085	18	(74)	61,029
Total securities available-for-sale	$695,700	$21,205	$(1,717)	$715,188

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,014	$103	$-	$4,117
U.S. government agencies	6,811	-	(154)	6,657
U.S. government agencies mortgage-backed	16,098	1,112	(1)	17,209
States and political subdivisions	229,352	21,269	(1,362)	249,259
Collateralized mortgage obligations	53,999	2,866	(280)	56,585
Asset-backed securities	130,959	1,370	(511)	131,818
Collateralized loan obligations	30,728	15	(210)	30,533
Total securities available-for-sale	$471,961	$26,735	$(2,518)	$496,178

1 Excludes accrued interest receivable of $2.8 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2021, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$4,227	1.87%	$4,281
Due after one year through five years	36,288	0.79	36,240
Due after five years through ten years	28,159	2.35	29,387
Due after ten years	197,091	3.01	211,681
	265,765	2.62	281,589
Mortgage-backed and collateralized mortgage obligations	181,025	1.73	183,232
Asset-backed securities	187,825	1.14	189,338
Collateralized loan obligations	61,085	1.40	61,029
Total securities available-for-sale	$695,700	1.88%	$715,188

At September 30, 2021, the Company’s investments included $154.5 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $15.6 million, or 10.03% of outstanding principal.

At September 30, 2021, the Company had invested in securities issued from one originator that individually amounted to over 10% of the Company’s stockholders’ equity.  Information regarding this issuer and the value of the securities issued follows:

	September 30, 2021
	Amortized	Fair
Issuer	Cost	Value
Towd Point Mortgage Trust	$32,836	$34,339

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	2	$229	$28,066	4	$111	$5,509	6	$340	$33,575
U.S. government agencies mortgage-backed	6	215	6,084	-	-	-	6	215	6,084
States and political subdivisions	2	23	1,490	1	616	4,085	3	639	5,575
Corporate bonds	1	8	4,992	-	-	-	1	8	4,992
Collateralized mortgage obligations	7	244	63,495	1	64	7,531	8	308	71,026
Asset-backed securities	5	79	35,048	1	54	3,270	6	133	38,318
Collateralized loan obligations	6	27	20,386	2	47	10,625	8	74	31,011
Total securities available-for-sale	29	$825	$159,561	9	$892	$31,020	38	$1,717	$190,581

	Less than 12 months			12 months or more
December 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$154	$6,657	4	$154	$6,657
U.S. government agencies mortgage-backed	1	1	141	-	-	-	1	1	141
States and political subdivisions	-	-	-	1	1,362	3,433	1	1,362	3,433
Collateralized mortgage obligations	4	279	8,142	1	1	146	5	280	8,288
Asset-backed securities	1	2	251	3	509	49,572	4	511	49,823
Collateralized loan obligations	1	31	7,468	4	179	21,477	5	210	28,945
Total securities available-for-sale	7	$313	$16,002	13	$2,205	$81,285	20	$2,518	$97,287

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of September 30, 2021, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the third quarter of 2021.

The following table presents proceeds from sale and net realized gains (losses) on securities available-for-sale for the three and nine months ended September 30, 2021 and 2020:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2021	2020	2021	2020
Proceeds from sales of securities	$26,873	$-	$35,075	$18,006
Gross realized gains on securities	$262	$-	$267	$17
Gross realized losses on securities	(18)	(1)	(21)	(42)
Net realized gains (losses)	$244	$(1)	$246	$(25)
Income tax (expense) benefit on net realized gains (losses)	$(69)	$-	$(70)	$7
Effective tax rate applied	28.3%	0.0%	28.5%	28.0%

As of September 30, 2021, securities valued at $353.2 million were pledged to secure deposits and borrowings, and for other purposes, an increase from $335.8 million of securities pledged at year-end 2020.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	September 30, 2021	December 31, 2020
Commercial [1]	$321,548	$407,159
Leases	162,444	141,601
Commercial real estate - Investor	535,506	582,042
Commercial real estate - Owner occupied	330,648	333,070
Construction	108,690	98,486
Residential real estate - Investor	45,497	56,137
Residential real estate - Owner occupied	108,343	116,388
Multifamily	160,798	189,040
HELOC	69,651	80,908
HELOC - Purchased	12,370	19,487
Other [2]	12,447	10,533
Total loans	1,867,942	2,034,851
Allowance for credit losses on loans	(26,949)	(33,855)
Net loans[3]	$1,840,993	$2,000,996

1 Includes $34.7 million and $74.1 million of Paycheck Protection Program (“PPP”) loans at September 30, 2021 and December 31, 2020, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $6.1 million and $7.0 million at September 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 73.4% and 72.5% of the portfolio at September 30, 2021, and December 31, 2020, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2021 and 2020:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2021
Commercial	$2,601	$82	$23	$25	$2,685
Leases	3,388	(41)	4	-	3,343
Commercial real estate - Investor	10,437	(890)	101	18	9,464
Commercial real estate - Owner occupied	1,086	99	5	7	1,187
Construction	3,048	(175)	-	-	2,873
Residential real estate - Investor	975	(287)	-	7	695
Residential real estate - Owner occupied	1,866	(116)	-	18	1,768
Multifamily	3,266	(121)	183	-	2,962
HELOC	1,604	13	-	28	1,645
HELOC - Purchased	229	(36)	-	-	193
Other	139	19	53	29	134
Ending Balance, September 30, 2021	$28,639	$(1,453)	$369	$132	$26,949

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2021
Commercial	$2,812	$43	$232	$62	$2,685
Leases	3,888	(513)	32	-	3,343
Commercial real estate - Investor	9,205	302	101	58	9,464
Commercial real estate - Owner occupied	2,251	(1,250)	39	225	1,187
Construction	4,054	(1,181)	-	-	2,873
Residential real estate - Investor	1,740	(1,328)	-	283	695
Residential real estate - Owner occupied	2,714	(1,074)	-	128	1,768
Multifamily	3,625	(480)	183	-	2,962
HELOC	1,749	(216)	17	129	1,645
HELOC - Purchased	199	(6)	-	-	193
Other	1,618	(1,483)	108	107	134
Ending Balance, September 30, 2021	$33,855	$(7,186)	$712	$992	$26,949

		Impact of	Provision for
	Beginning	Adopting	(Release of)			Ending
Allowance for credit losses	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2020
Commercial	$2,292	$-	$98	$5	$12	$2,397
Leases	2,012	-	1,965	119	-	3,858
Commercial real estate - Investor	7,725	-	783	-	102	8,610
Commercial real estate - Owner occupied	2,521	-	(535)	145	565	2,406
Construction	4,431	-	406	60	1	4,778
Residential real estate - Investor	2,217	-	(290)	3	18	1,942
Residential real estate - Owner occupied	3,204	-	(508)	-	25	2,721
Multifamily	3,518	-	(301)	-	-	3,217
HELOC	2,255	-	(359)	-	52	1,948
HELOC - Purchased	398	-	(43)	66	-	289
Other	700	-	64	53	41	752
Ending Balance, September 30, 2020	$31,273	$-	$1,280	$451	$816	$32,918

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Impact of	Provision for
Allowance for credit losses	Beginning	Adopting	(Release of)			Ending
Nine months ended September 30, 2020	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$3,015	$(292)	$(250)	$124	$48	$2,397
Leases	1,262	501	2,214	119	-	3,858
Commercial real estate - Investor	6,218	(741)	3,009	15	139	8,610
Commercial real estate - Owner occupied	3,678	(848)	556	1,546	566	2,406
Construction	513	1,334	2,990	60	1	4,778
Residential real estate - Investor	601	740	564	8	45	1,942
Residential real estate - Owner occupied	1,257	1,320	30	43	157	2,721
Multifamily	1,444	1,732	41	-	-	3,217
HELOC	1,161	1,526	(902)	85	248	1,948
HELOC - Purchased	-	-	355	66	-	289
Other	640	607	(433)	192	130	752
Ending Balance, September 30, 2020	$19,789	$5,879	$8,174	$2,258	$1,334	$32,918

The ACL on loans excludes $2.2 million, $3.0 million and $4.0 million of allowance for unfunded commitments, recorded within Other Liabilities, as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of September 30, 2021 and December 31, 2020:

		Accounts				ACL
September 30, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$195	$-	$-	$-	$195	$-
Leases	-	-	3,413	546	3,959	661
Commercial real estate - Investor	6,070	-	-	-	6,070	2,290
Commercial real estate - Owner occupied	4,373	-	-	2,523	6,896	7
Construction	4,898	-	-	-	4,898	988
Residential real estate - Investor	998	-	-	-	998	-
Residential real estate - Owner occupied	3,945	-	-	-	3,945	-
Multifamily	1,889	-	-	-	1,889	90
HELOC	700	-	-	-	700	195
HELOC - Purchased	181	-	-	-	181	-
Other	-	-	-	2	2	2
Total	$23,249	$-	$3,413	$3,071	$29,733	$4,233

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,070	$-	$55	$1,125	$56
Leases	-	-	2,377	597	2,974	880
Commercial real estate - Investor	4,179	-	-	-	4,179	84
Commercial real estate - Owner occupied	9,726	-	-	-	9,726	195
Construction	1,891	-	-	-	1,891	952
Residential real estate - Investor	928	-	-	-	928	-
Residential real estate - Owner occupied	3,535	-	-	-	3,535	10
Multifamily	3,838	-	-	-	3,838	378
HELOC	1,053	-	-	-	1,053	78
HELOC - Purchased	-	-	-	-	-	-
Other	-	-	-	4	4	4
Total	$25,150	$1,070	$2,377	$656	$29,253	$2,637

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2021	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$778	$-	$220	$998	$320,550	$321,548	$25
Leases	-	-	1,637	1,637	160,807	162,444	-
Commercial real estate - Investor	-	239	30	269	535,237	535,506	30
Commercial real estate - Owner occupied	812	672	2,258	3,742	326,906	330,648	-
Construction	-	-	2,665	2,665	106,025	108,690	-
Residential real estate - Investor	-	-	882	882	44,615	45,497	-
Residential real estate - Owner occupied	-	322	1,853	2,175	106,168	108,343	741
Multifamily	876	32	437	1,345	159,453	160,798	437
HELOC	344	-	77	421	69,230	69,651	-
HELOC - Purchased	-	-	181	181	12,189	12,370	-
Other	1	-	-	1	12,446	12,447	-
Total	$2,811	$1,265	$10,240	$14,316	$1,853,626	$1,867,942	$1,233

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2020 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$-	$52	$52	$407,107	$407,159	$-
Leases	613	59	316	988	140,613	141,601	163
Commercial real estate - Investor	1,439	-	1,108	2,547	579,495	582,042	-
Commercial real estate - Owner occupied	1,848	958	7,309	10,115	322,955	333,070	-
Construction	1,237	-	-	1,237	97,249	98,486	-
Residential real estate - Investor	1,022	20	484	1,526	54,611	56,137	157
Residential real estate - Owner occupied	859	286	717	1,862	114,526	116,388	114
Multifamily	3,282	467	-	3,749	185,291	189,040	-
HELOC	549	50	206	805	80,103	80,908	-
HELOC - Purchased	47	-	-	47	19,440	19,487	-
Other	20	-	-	20	10,513	10,533	-
Total	$10,916	$1,840	$10,192	$22,948	$2,011,903	$2,034,851	$434

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

There were 506 loans which totaled $237.8 million modified under the CARES Act.  As of September 30, 2021, 12 loans of the original 506 loans deferred, or $8.8 million, had an active deferral request and were in compliance with modified terms; 494 loans which totaled $229.0 million had resumed payments or paid off.  Details of loans in active deferral is below:

September 30, 2021	1st Deferral	2nd Deferral	3rd Deferral	Total
Loans modified under CARES Act, in deferral	$-	$6,752	$2,077	$8,829
Loans modified under CARES Act, in nonaccrual, within deferral above	-	2,524	2,077	4,601

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table presents all nonaccrual loans as of September 30, 2021, and December 31, 2020:

Nonaccrual loan detail	September 30, 2021	December 31, 2020
Commercial	$195	$1,125
Leases	3,959	2,638
Commercial real estate - Investor	6,070	1,632
Commercial real estate - Owner occupied	6,896	9,262
Construction	2,958	-
Residential real estate - Investor	998	928
Residential real estate - Owner occupied	3,945	3,206
Multifamily	1,618	2,437
HELOC	700	1,052
HELOC - Purchased	181	-
Other	-	-
Total	$27,520	$22,280

The Company recognized $243,000 of interest on nonaccrual loans during the three months ended September 30, 2021.

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

Credit quality indicators by loan segment and loan origination date at September 30, 2021 were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
Commercial
Pass	$64,298	$24,032	$26,420	$11,445	$4,172	$2,184	$186,201	$59	$318,811
Special Mention	287	357	177	-	-	-	1,449	-	2,270
Substandard	233	200	-	34	-	-	-	-	467
Total commercial	64,818	24,589	26,597	11,479	4,172	2,184	187,650	59	321,548

Leases
Pass	59,361	47,677	$36,332	10,311	1,752	2,588	-	-	158,021
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2,918	664	35	806	-	-	4,423
Total leases	59,361	47,677	39,250	10,975	1,787	3,394	-	-	162,444

Commercial real estate - Investor
Pass	109,776	146,497	107,124	62,359	44,644	42,916	2,697	-	516,013
Special Mention	-	-	10,607	-	-	168	-	-	10,775
Substandard	2,107	-	448	185	5,948	30	-	-	8,718
Total commercial real estate - investor	111,883	146,497	118,179	62,544	50,592	43,114	2,697	-	535,506

Commercial real estate - Owner occupied
Pass	85,407	67,186	42,218	41,444	38,798	45,990	2,179	-	323,222
Special Mention	-	-	-	-	215	-	-	-	215
Substandard	-	3,493	1,686	-	1,008	1,024	-	-	7,211
Total commercial real estate - owner occupied	85,407	70,679	43,904	41,444	40,021	47,014	2,179	-	330,648

Construction
Pass	30,362	44,396	16,992	1,671	514	1,258	7,511	-	102,704
Special Mention	-	-	1,088	-	-	-	-	-	1,088
Substandard	174	-	2,784	1,940	-	-	-	-	4,898
Total construction	30,536	44,396	20,864	3,611	514	1,258	7,511	-	108,690

Residential real estate - Investor
Pass	1,877	6,148	10,909	6,383	6,867	10,229	1,930	-	44,343
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	156	388	610	-	-	1,154
Total residential real estate - investor	1,877	6,148	10,909	6,539	7,255	10,839	1,930	-	45,497

Residential real estate - Owner occupied
Pass	16,322	16,625	19,433	6,892	11,045	30,816	2,022	-	103,155
Special Mention	253	-	-	-	-	-	-	427	680
Substandard	64	46	-	399	178	3,821	-	-	4,508
Total residential real estate - owner occupied	16,639	16,671	19,433	7,291	11,223	34,637	2,022	427	108,343

Multifamily
Pass	20,071	29,014	28,374	45,325	21,745	6,362	69	-	150,960
Special Mention	-	-	6,901	610	-	-	-	-	7,511

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Substandard	-	-	-	1,580	747	-	-	-	2,327
Total multifamily	20,071	29,014	35,275	47,515	22,492	6,362	69	-	160,798

HELOC
Pass	503	1,918	2,018	1,132	1,576	1,023	60,339	-	68,509
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	28	-	30	34	259	683	-	1,034
Total HELOC	503	1,946	2,018	1,162	1,610	1,282	61,130	-	69,651

HELOC - Purchased
Pass	-	-	-	-	-	12,189	-	-	12,189
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	181	-	-	181
Total HELOC - purchased	-	-	-	-	-	12,370	-	-	12,370

Other
Pass	3,772	1,490	575	178	112	223	6,095	-	12,445
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	2	-	-	-	-	2
Total other	3,772	1,490	575	180	112	223	6,095	-	12,447

Total loans
Pass	391,749	384,983	290,395	187,140	131,225	155,778	269,043	59	1,810,372
Special Mention	540	357	18,773	610	215	168	1,557	427	22,647
Substandard	2,578	3,767	7,836	4,990	8,338	6,731	683	-	34,923
Total loans	$394,867	$389,107	$317,004	$192,740	$139,778	$162,677	$271,283	$486	$1,867,942

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company had $572,000 and $546,000 in residential real estate loans in the process of foreclosure as of September 30, 2021, and December 31, 2020, respectively.

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

There was no TDR activity for the three and nine months ended September 30, 2021.

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

1  HAMP:  Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended September 30, 2021, and September 30, 2020, for loans that were restructured within the prior 12 month period.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2021	2020	2021	2020
Balance at beginning of period	$1,877	$5,082	$2,474	$5,004
Property additions, net of acquisition adjustments	70	314	70	898
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	37	2,664	567	2,952
Period valuation (write-up)/write-down	(2)	46	65	264
Balance at end of period	$1,912	$2,686	$1,912	$2,686

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,296	$6,464	$1,643	$6,712
Provision for unrealized losses	(2)	46	65	264
Reductions taken on sales	(129)	(4,897)	(543)	(5,363)
Balance at end of period	$1,165	$1,613	$1,165	$1,613

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gain on sales, net	$(5)	$(165)	$(40)	$(188)
Provision for unrealized losses	(2)	46	65	264
Operating expenses	32	253	117	460
Less:
Lease revenue	-	9	4	31
Net OREO expense	$25	$125	$138	$505

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2021	December 31, 2020
Noninterest bearing demand	$1,037,638	$909,505
Savings	457,900	399,057
NOW accounts	537,547	486,612
Money market accounts	370,691	316,465
Certificates of deposit of less than $100,000	173,595	200,107
Certificates of deposit of $100,000 through $250,000	98,496	164,982
Certificates of deposit of more than $250,000	38,462	60,345
Total deposits	$2,714,329	$2,537,073

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2021, and December 31, 2020.  Junior subordinated debentures are discussed in more detail in Note 8:

	September 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$42,962	$66,980
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,190	-
Senior notes	44,454	44,375
Notes payable and other borrowings	20,155	23,393
Total borrowings	$192,534	$160,521

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $43.0 million at September 30, 2021, and $67.0 million at December 31, 2020.  The fair value of the pledged collateral was $113.8 million at September 30, 2021, and $94.4 million at December 31, 2020.  At September 30, 2021, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2021, and December 31, 2020 the Bank had no short-term advances outstanding under the FHLBC.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC Bank acquisition in 2018.  At September 30, 2021, one advance remains in long-term status, with a total outstanding balance of $6.2 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026.  FHLBC stock held at September 30, 2021 was valued at $3.7 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $553.6 million, which carried a FHLBC-calculated combined collateral value of $402.1 million.  The Company had excess collateral of $269.7 million available to secure borrowings at September 30, 2021.

The Company also had $44.5 million and $44.4 million of senior notes outstanding, net of deferred issuance costs, as of September 30, 2021 and December 31, 2020.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of September 30, 2021, and December 31, 2020, unamortized debt issuance costs related to the senior notes were $546,000 and $625,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $14.0 million is outstanding as of September 30, 2021,  with a correspondent bank related to the Company’s redemption of the 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 8 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

On April 6, 2021, we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 273 basis points, payable quarterly in arrears.

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

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by another unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.40% for the quarters ended September 30, 2021 and September 30, 2020.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2021, and December 31, 2020, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

As of September 30, 2021, 1,418,520 shares remained available for issuance under the 2019 Plan.

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

There were 224,464 and 137,944 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2021 and September 30, 2020, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $1.2 million in the first nine months of 2021 and $1.6 million for the first nine months ended of 2020.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2021, is as follows:

	September 30, 2021
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	532,609	$13.15
Granted	224,464	11.38
Vested	(191,653)	13.95
Forfeited	(42,111)	14.15
Unvested at September 30	523,309	$12.01

Total unrecognized compensation cost of restricted awards was $3.1 million as of September 30, 2021, which is expected to be recognized over a weighted-average period of 1.88 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Weighted-average common shares outstanding	28,707,737	29,559,026	28,925,612	29,708,239
Net income	$8,412	$10,265	$29,111	$19,778
Basic earnings per share	$0.30	$0.35	$1.01	$0.67

Diluted earnings per share:
Weighted-average common shares outstanding	28,707,737	29,559,026	28,925,612	29,708,239
Dilutive effect of unvested restricted awards [1]	522,543	543,275	533,194	553,482
Diluted average common shares outstanding	29,230,280	30,102,301	29,458,806	30,261,721

Net Income	$8,412	$10,265	$29,111	$19,778
Diluted earnings per share	$0.29	$0.34	$0.99	$0.65

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2021, the Bank exceeded those thresholds.

At September 30, 2021, the Bank’s Tier 1 capital leverage ratio was 10.83%, an increase of 9 basis points from December 31, 2020, but is well above the 8.00% objective.  The Bank’s total capital ratio was 16.69%, an increase of 168 basis points from December 31, 2020, and also well above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2021, and December 31, 2020.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3.0 billion. The Company is currently considered a “small bank holding company.”  As we had total assets in excess of $3.0 billion as of June 30, 2021, we will no longer be considered a small bank holding company in March of 2022.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2020, under the heading “Supervision and Regulation.”

At September 30, 2021, and December 31, 2020, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$292,767	12.99%	$157,765	7.00%	N/A	N/A
Old Second Bank	351,663	15.65	157,293	7.00	$146,058	6.50%
Total capital to risk weighted assets
Consolidated	401,027	17.80	236,561	10.50	N/A	N/A
Old Second Bank	374,923	16.69	235,871	10.50	224,639	10.00
Tier 1 capital to risk weighted assets
Consolidated	317,767	14.10	191,562	8.50	N/A	N/A
Old Second Bank	351,663	15.65	190,999	8.50	179,764	8.00
Tier 1 capital to average assets
Consolidated	317,767	9.81	129,569	4.00	N/A	N/A
Old Second Bank	351,663	10.83	129,885	4.00	162,356	5.00

December 31, 2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$277,199	11.94%	$162,512	7.00%	N/A	N/A
Old Second Bank	318,466	13.75	162,128	7.00	$150,548	6.50%
Total capital to risk weighted assets
Consolidated	331,178	14.26	243,855	10.50	N/A	N/A
Old Second Bank	347,408	15.00	243,186	10.50	231,605	10.00
Tier 1 capital to risk weighted assets
Consolidated	302,199	13.01	197,440	8.50	N/A	N/A
Old Second Bank	318,466	13.75	196,870	8.50	185,289	8.00
Tier 1 capital to average assets
Consolidated	302,199	10.21	118,393	4.00	N/A	N/A
Old Second Bank	318,466	10.74	118,609	4.00	148,262	5.00

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of September 30, 2021, the capital measures of the Company exclude $4.2 million, which is the modified CECL transition adjustment.

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

Stock Repurchase Program

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020, however, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  Repurchases by us under the Repurchase Program may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  During the third quarter of 2021, we repurchased no shares of our common stock pursuant to the Repurchase Program.  As of September 30, 2021, 1,485,307 shares had been repurchased since the program’s inception, and 9,519 shares remained available for repurchase under the Repurchase Program. The Repurchase Program expired on October 21, 2021.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2021, and December 31, 2020, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,070	$-	$-	$4,070
U.S. government agencies	-	33,575	-	33,575
U.S. government agencies mortgage-backed	-	17,818	-	17,818
States and political subdivisions	-	233,392	5,560	238,952
Corporate bonds	-	4,992	-	4,992
Collateralized mortgage obligations	-	165,414	-	165,414
Asset-backed securities	-	189,338	-	189,338
Collateralized loan obligations	-	61,029	-	61,029
Loans held-for-sale	-	3,009	-	3,009
Mortgage servicing rights	-	-	5,320	5,320
Interest rate swap agreements	-	5,292	-	5,292
Mortgage banking derivatives	-	875	-	875
Total	$4,070	$714,734	$10,880	$729,684

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$7,798	$-	$7,798
Total	$-	$7,798	$-	$7,798

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,117	$-	$-	$4,117
U.S. government agencies	-	6,657	-	6,657
U.S. government agencies mortgage-backed	-	17,209	-	17,209
States and political subdivisions	-	244,940	4,319	249,259
Collateralized mortgage obligations	-	56,585	-	56,585
Asset-backed securities	-	131,818	-	131,818
Collateralized loan obligations	-	30,533	-	30,533
Loans held-for-sale	-	12,611	-	12,611
Mortgage servicing rights	-	-	4,224	4,224
Interest rate swap agreements	-	9,388	-	9,388
Mortgage banking derivatives	-	840	-	840
Total	$4,117	$510,581	$8,543	$523,241

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,159	$-	$13,159
Total	$-	$13,159	$-	$13,159

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(7)	840
Included in other comprehensive income	812	-
Purchases, issuances, sales, and settlements
Purchases	748	-
Issuances	-	1,298
Settlements	(312)	(1,042)
Ending balance September 30, 2021	$5,560	$5,320

	Nine Months Ended September 30, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(16)	(2,463)
Included in other comprehensive income	(216)	-
Purchases, issuances, sales, and settlements
Purchases	12,900	-
Issuances	-	1,813
Settlements	(13,297)	(275)
Ending balance September 30, 2020	$4,790	$5,010

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2021:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,320	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 49.6%	15.5%

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

In addition to the above, Level 3 fair value measurement included $5.6 million for state and political subdivisions representing various local municipality securities at September 30, 2021.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at September 30, 2020, was $4.8 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$7,187	$7,187
Other real estate owned, net[2]	-	-	1,912	1,912
Total	$-	$-	$9,099	$9,099

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $11.0 million and a valuation allowance of $3.8 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.2 million for the nine months ended September 30, 2021.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.9 million at September 30, 2021, which is made up of the outstanding balance of $3.1 million, net of a valuation allowance of $1.2 million.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$9,675	$9,675
Other real estate owned, net[2]	-	-	2,474	2,474
Total	$-	$-	$12,149	$12,149

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $12.3 million and a valuation allowance of $2.6 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.4 for the year December 31, 2020.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  September 30, 2021 and December 31, 2020, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,705	$26,705	$26,705	$-	$-
Interest earning deposits with financial institutions	492,548	492,548	492,548	-	-
Securities available-for-sale	715,188	715,188	4,070	705,558	5,560
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	3,009	3,009	-	3,009	-
Net loans	1,840,993	1,849,933	-	-	1,849,933
Mortgage servicing rights	5,320	5,320	-	-	5,320
Interest rate swap agreements	5,292	5,292	-	5,292	-
Interest rate lock commitments and forward contracts	875	875	-	875	-
Interest receivable on securities and loans	8,956	8,956	-	8,956	-

Financial liabilities:
Noninterest bearing deposits	$1,037,638	$1,037,638	$1,037,638	$-	$-
Interest bearing deposits	1,676,691	1,677,796	-	1,677,796	-
Securities sold under repurchase agreements	42,962	42,962	-	42,962	-
Junior subordinated debentures	25,773	18,557	-	18,557	-
Subordinated debentures	59,190	60,390		60,390
Senior notes	44,454	44,724	44,724	-	-
Note payable and other borrowings	20,155	20,600	-	20,600	-
Interest rate swap agreements	7,767	7,767	-	7,767	-
Interest payable on deposits and borrowings	1,920	1,920	-	1,920	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

months, the Company estimates that an additional $189,000 will be reclassified as an increase to interest income and an additional $175,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2021, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s LIBOR-based loans. Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.  The Bank held $740,000 and $1.4 million of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at September 30, 2021, and December 31, 2020, respectively.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity and no investment securities were required to be pledged to any correspondent financial institution at September 30, 2021 and December 31, 2020.  At September 30, 2021, the notional amount of non-hedging interest rate swaps was $167.2 million with a weighted average maturity of 4.1 years.  At December 31, 2020, the notional amount of non-hedging interest rate swaps was $189.1 million with a weighted average maturity of 4.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2021 and December 31, 2020.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			September 30, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	1,567	Other Liabilities	4,042
Total derivatives designated as hedging instruments				1,567		4,042

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	167,218	Other Assets	3,725	Other Liabilities	3,725
Interest rate lock commitments and forward contracts	132	46,753	Other Assets	875	Other Liabilities	-
Other contracts	3	17,297	Other Assets	-	Other Liabilities	31
Total derivatives not designated as hedging instruments				4,600		3,756

			December 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	2,697	Other Liabilities	6,380
Total derivatives designated as hedging instruments				2,697		6,380

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	189,126	Other Assets	6,691	Other Liabilities	6,691
Interest rate lock commitments and forward contracts	205	84,472	Other Assets	840	Other Liabilities	-
Other contracts	4	26,523	Other Assets	-	Other Liabilities	88
Total derivatives not designated as hedging instruments				7,531		6,779

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $1.8 million as of September 30, 2021, and $3.3 million as of September 30, 2020.  The amount of the gain or (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled $40,000 and ($72,000) for the nine months ended September 30, 2021, and September 30, 2020, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2021, and December 31, 2020.

The following table is a summary of letter of credit commitments:

	September 30, 2021			December 31, 2020
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$329	$8,446	$8,775	$329	$9,051	$9,380
Commercial standby	-	-	-	-	-	-
Performance standby	532	6,836	7,368	356	4,517	4,873
	861	15,282	16,143	685	13,568	14,253
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$861	$15,349	$16,210	$685	$13,635	$14,320

Unused loan commitments:	$126,753	$330,934	$457,687	$88,883	$316,298	$405,181

As of September 30, 2021, the Company evaluated current market conditions, including the impacts related to COVID-19 and market interest rates during the third quarter of 2021, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.2 million.  The decrease in the ACL for unfunded commitments of $47,000 for the third quarter of 2021, compared to the prior quarter end, is primarily related to a decrease in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, and our financial condition at September 30, 2021, compared to December 31, 2020.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2020.  The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2021 and 2020 amounts are unaudited.

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

Proposed Merger with West Suburban Bancorp, Inc.

The Company and West Suburban Bancorp, Inc. (“West Suburban”) have entered into an Agreement and Plan of Merger and Reorganization, dated as of July 25, 2021 (the “Merger Agreement”). Under the Merger Agreement, West Suburban will be merged with and into the Company, with the Company continuing as the surviving entity. Immediately following the merger or at such later time as the parties may mutually agree, West Suburban Bank will merge with and into the Bank, with the Bank as the surviving bank. The Merger Agreement was approved by the boards of directors of the Company and West Suburban, and bank regulatory approval was received from the Office of the Comptroller of the Currency on September 30, 2021, and the Federal Reserve Bank of Chicago on October 8, 2021. The merger is subject to stockholder approval of each company and satisfaction of other customary closing conditions. The transaction is anticipated to close in December 2021. The transaction is discussed in more detail in Note 2 to our Consolidated Financial Statements included in this Quarterly Report.

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

Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operation and financial condition.  To date, the COVID-19 pandemic has not significantly impacted the health of the overall real estate industry in our markets, which have reflected relative stability over the past three years. In addition, we have not experienced significant incurred losses on loans or received communications from our borrowers that significant losses are imminent. While management does not currently expect the next year to result in the precipitous decline in the value of certain real estate assets similar to the declines seen in 2009 to 2010, our forecast includes assumptions for certain loss scenarios that may occur due to the exhaustion of federal stimulus funds or a decrease in market valuations.  Accordingly, we determined it prudent to increase our allowance for credit losses to $33.9 million as of December 31, 2020, driven by both our adoption of the new CECL methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  During the first nine months of 2021, unemployment expectations and other market indicators reflected an improving economic outlook, which resulted in a $3.0 million release of our provision for credit losses in the first quarter of 2021, a $3.5 million release of provision for credit losses in the second quarter of 2021, and a $1.5 million release of provision for credit losses in the third quarter of 2021.  The total release of credit losses for the first nine months of 2021 of $8.0 million is comprised of a $7.2 million reserve release on loans and an $813,000 release of expense in our provision for credit losses on unfunded commitments.

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

As of September 30, 2021 and December 31, 2020, we had $18.6 million of goodwill.  At November 30, 2020, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, continued delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  As of September 30, 2021, we have executed 506 of these deferrals on loan balances of $237.8 million since March 31, 2020.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of September 30, 2021, 494 loans previously in deferral status, representing loan balances of $229.0 million, had resumed payments or paid off, and 12 loans totaling $8.8 million remained in active deferral status, of which $4.6 million were in nonaccrual status.  We also suspended late fees for consumer loans through June 30, 2020, and, although consumer late fees have been reinstated, we will continue to evaluate any late fee suspension based on the borrower’s financial situation and prior payment history.  In addition, we paused new foreclosure and repossession actions through October 3, 2021, and will continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

During 2020, as part of the first round of the SBA Paycheck Protection Program (“PPP”), we processed 746 PPP loan applications, representing a total of $136.7 million.  In January through May 2021, we processed an additional 574 PPP loans, totaling $62.3 million, as part of the second round of the program, before the program expired on May 31, 2021.  We started the application process for loan forgiveness for the first round of PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans during the first nine months of 2021.  As of September 30, 2021, we had 260 loans, which totaled $34.7 million, still outstanding under the PPP program.  We expect the application process for loan forgiveness to continue through the first quarter of 2022, with funds to be received from the SBA for the forgiven loans through March 2022.  We recorded $1.1 million of net fee and interest income on PPP loans in the third quarter of 2021, and $2.7 million of net fee and interest income on PPP loans in the first nine months of 2021.  As of September 30, 2021, unearned net fee income on both first and second round PPP loans totaled $1.3 million.  In addition, as of September 30, 2021, we had one loan with a total outstanding balance of $87,500 under the Main Street Lending Program.

Capital and Liquidity

As of September 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic.  For instance, as customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.  However, to date, due in part to federal government stimulus funds received by our customers, as well as a higher volume of loan paydowns than periods prior to COVID-19, our liquidity has increased.

We have developed new processes to monitor our liquidity on a daily basis, and have run stress testing based on various economic assumptions under stress and severe stress scenarios.  In addition, management continued to communicate as needed throughout 2021 in structured meetings with key staff to ensure all current events related to the COVID-19 pandemic, such as federal government stimulus check receipt, PPP loan fundings and the forgiveness application process, are managed appropriately.

Financial Overview

Our community-focused banking franchise experienced a decrease in total loans in the third quarter of 2021, compared to the year ended December 31, 2020, and a decrease in total loans compared to the third quarter of 2020, but we believe we are positioned for moderate loan growth for the last quarter of 2021 and into 2022, as we continue to serve our customers’ needs in a competitive economic environment.  Given the unprecedented nature of the COVID-19 pandemic and any potential related variants, it is difficult to predict the full impact the pandemic will have on our business.  We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

The following provides an overview of some of the factors impacting our financial performance for the three month period ended September 30, 2021, compared to the like period ended September 30, 2020:

●	Net income for the third quarter of 2021 was $8.4 million, or $0.29 per diluted share, compared to $10.3 million, or $0.34 per diluted share, for the third quarter of 2020.

●	Net interest and dividend income was $22.6 million for the third quarter of 2021, compared to $22.5 million for the third quarter of 2020. The increase in 2021 was due to the year over year reduction in interest expense of $364,000 primarily due to the run-off of higher yielding time deposits, partially offset by a decrease in interest and dividend income of $255,000, primarily due to a reduction in interest income on loans, including fees, year over year. The decrease in interest and fee income on loans was primarily due to a $162.4 million reduction in loan volumes in the third quarter of 2021, compared to the third quarter of 2020.

●	The provision for credit losses resulted in a $1.5 million net benefit driven by a reserve release in the third quarter of 2021, consisting of a $1.5 million reserve release related to loans and a $47,000 reserve release related to unfunded commitments, compared to a provision for credit losses of $300,000 recorded in the third quarter of 2020. We adopted the new current expected credit losses accounting standard, or CECL, effective January 1, 2020, which measures the allowance based on management’s best estimate of lifetime expected credit losses inherent in our lending activities, which resulted in a $5.9 million allowance for credit losses related to loans and a $1.7 million allowance for credit losses related to unfunded commitments as of January 1, 2020. The provision expense recorded in 2020 was impacted by both our adoption of the new CECL methodology and the expected impact, as of September 30, 2020, of the COVID-19 pandemic on future losses.

●	Noninterest income was $9.3 million for the third quarter of 2021, compared to $11.7 million for the third quarter of 2020. The decrease in 2021 was primarily due to a $3.4 million decrease in residential mortgage banking revenue, primarily stemming from a $3.1 million decrease in net gain on sales of mortgage loans. Partially offsetting this decrease was an increase of $483,000 in wealth management fees, and an increase of $125,000 in card-related income, as customer spending increased due to the easing of COVID-19 restrictions.

●	Noninterest expense was $22.1 million for the third quarter of 2021, compared to $20.3 million for the third quarter of 2020, an increase of $1.9 million, or 9.2%. The increase in 2021 was primarily due to increases in salaries and employee benefits expense, occupancy, furniture and equipment expense, computer and data processing expense, and legal fees, which included $425,000 of merger-related costs in the third quarter of 2021 stemming from our pending merger of West Suburban.

●	The provision for income taxes was $2.9 million for the third quarter of 2021, compared to a $3.4 million for the third quarter of 2020. Pretax income was $11.3 million in the third quarter of 2021, compared to a $13.6 million for the third quarter of 2020.

●	Nonaccrual loans increased in the third quarter of 2021 due to the transfer of two credits totaling $7.4 million to nonaccrual, which resulted in nonperforming loans as a percent of total loans of 1.5% as of September 30, 2021, compared to 1.1% as of December 31, 2020, and 1.0% at September 30, 2020. Classified assets decreased to $36.8 million as of September 30, 2021, which is $7.7 million, or 17.3%, less than December 31, 2020, and $8.5 million, or 18.8%, less than September 30, 2020. Asset quality metrics continue to remain stable overall, as classified assets decreased 18.8% compared to the year over year period.

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

Results of Operations

Overview

Three months ended September 30, 2021 and 2020

Our income before taxes was $11.3 million in the third quarter of 2021 compared to $13.6 million in the third quarter of 2020.  This decrease in pretax income was primarily due to a $2.3 million decrease in noninterest income, primarily due to a $3.4 million decline in residential mortgage banking income year over year, and a $1.9 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense and legal expense. These decreases to pretax income were partially offset by a $1.5 million release of provision for credit losses expense in the third quarter of 2021, compared to provision for credit losses of $300,000 in the like quarter of 2020.  Our net income was $8.4 million, or $0.29 per diluted share, for the third quarter of 2021, compared to net income of $10.3 million, or $0.34 per diluted share, for the third quarter of 2020.

Net interest and dividend income was $22.6 million in the third quarter of 2021, compared to $22.5 million in the third quarter of 2020.  The $109,000 increase was primarily driven by a $377,000 increase in taxable securities income, as well as a $754,000 decrease in interest expense on time deposits due to higher yielding deposits running off year over year.   Partially offsetting this increase was a $665,000 decrease in loan interest income in the third quarter of 2021, compared to the third quarter of 2020, primarily due to a decrease in interest rates and loan volume reductions.

Management has remained diligent in reviewing our loan portfolio to analyze and determine if charge-offs are required.  Average loans, including loans held for sale, decreased $159.3 million in the third quarter of 2021, compared to the third quarter of 2020, stemming primarily from $164.3 million of PPP loans forgiven or repaid in the past nine months, and loan paydowns due to growth in our borrowers’ liquidity year over year.

Nine months ended September 30, 2021 and 2020

Our income before taxes was $39.4 million for the nine months ended September 30, 2021, compared to $26.0 million for the nine months ended September 30, 2020.  This $13.4 million increase in pretax income was primarily due to a $8.0 million release of provision for credit losses expense for the nine months ended September 30, 2021, compared to a $10.4 million provision for credit losses for the like period in 2020, due both to our adoption of the new CECL methodology effective January 1, 2020 and the expected impact, as of September 30, 2020, of the COVID-19 pandemic and related market interest rate reductions.  Due to an improved unemployment forecast and our charge-offs recorded to date, our projected credit losses have decreased over the past year, resulting in the reversal in 2021 of a portion of our reserves recorded in 2020.  Our net income was $29.1 million, or $0.99 per diluted share, for the nine months ended September 30, 2021, compared to net income of $19.8 million, or $0.65 per diluted share, for the nine months ended September 30, 2020.

Net interest and dividend income was $68.1 million for the nine months ended September 30, 2021, compared to $67.9 million for the same period of 2020. While net interest and dividend income remained relatively flat, interest and dividend income decreased $3.8 million year over year, due to the reduction in interest rates and a decline in loan volumes.  This decrease was offset by a reduction in interest expense for the nine months ended September 30, 2021, compared to the like 2020 period, due to the reduction in interest rates on interest-bearing deposits, as well as our redemption of the Old Second Capital Trust I trust preferred securities and related subordinated debentures in the first quarter of 2020, which was partially offset by the issuance of $60.0 million of subordinated debentures in April 2021.

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

Three months ended September 30, 2021 and 2020

Our net interest and dividend income increased by $109,000 to $22.6 million, for the third quarter of 2021, from $22.5 million for the third quarter of 2020.  This increase was primarily attributable to a $754,000 decline in time deposit interest expense due to the decrease in interest rates and volume reductions year over year, and a $377,000 increase in taxable securities income due to an increase of $225.2 million in average taxable securities.  Partially offsetting this increase in net interest and dividend income was a decrease of $665,000 in loan interest and fees income, primarily due to a reduction in loan volumes and continuing low interest rates year over year.  Net interest and dividend income for the third quarter of 2021 reflected an increase of $664,000, or 3.0%, compared to the second quarter of 2021.

Average earning assets for the third quarter of 2021 totaled $3.09 billion, reflecting an increase of $32.1 million, or 1.1%, compared to the second quarter of 2021, and an increase of $316.1 million, or 11.4%, compared to the third quarter of 2020.  Average interest earning deposits with financial institutions totaled $523.6 million for the third quarter of 2021, which reflected an increase of $24.0 million compared to the second quarter of 2021, and an increase of $260.4 million compared to the third quarter of 2020.  The yield on average interest earning deposits was 15 basis points for the third quarter of 2021, five basis points more than the third quarter of 2020.  Securities reflected an increase in interest income year over year, due to growth in volumes.  Total average securities for the third quarter of 2021 increased $49.4 million from the second quarter of 2021, and increased $215.0 million from the third quarter of 2020.  The yield on average securities declined to 2.07% for the third quarter of 2021, compared to 2.24% for the second quarter of 2021 and 2.78% for third quarter of 2020.  Total average loans, including loans held-for-sale, totaled $1.89 billion in the third quarter of 2021, which reflected a decrease of $41.3 million compared to the second quarter of 2021, and a decrease of $159.3 million compared to the third quarter of 2020.  The decline in average loan balances year over year was primarily due to a decrease in commercial loans related to PPP loan payoffs, net of originations, and early payoffs on other commercial loans due to higher levels of borrower liquidity.  This decline in loan volumes resulted in a decrease in loan interest and fee income of $665,000 in the year over year period.  For the third quarter of 2021, the yield on average loans increased to 4.48%, compared to 4.33% for the second quarter of 2021, and 4.29% for the third quarter of 2020.

Average interest bearing liabilities decreased $7.4 million, or 0.4%, in the third quarter of 2021, compared to the second quarter of 2021, but increased $137.7 million compared to the third quarter of 2020.  The year over year increase in average interest bearing liabilities was primarily driven by a $98.9 million increase in interest bearing deposits, and a $59.2 million increase in subordinated debentures.  The cost of interest bearing liabilities for the third quarter of 2021 decreased by two basis points from the second quarter of 2021, and decreased 12 basis points from the third quarter of 2020.  Growth in our average noninterest bearing demand deposits of $136.9 million in the year over year period has assisted us in controlling our cost of funds stemming from average interest bearing deposits and borrowings, which totaled 0.30% for the third quarter of 2021, 0.31% for the second quarter of 2021, and 0.38% for the third quarter of 2020.

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

Due to the significant increase in cash and due from banks stemming from federal stimulus funds received and PPP loan forgiveness, we had no average other short-term borrowings, which consist of FHLBC advances, in the third quarter of 2021, compared to minimal average balances in the second quarter of 2021, and $8.2 million in the third quarter of 2020.   As of September 30, 2021, notes payable and other borrowings consisted of one long-term FHLBC advance of $6.2 million, and $14.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020.

Our net interest margin (GAAP) increased three basis points to 2.91% for the third quarter of 2021, compared to 2.88% for the second quarter of 2021, and decreased 32 basis points compared to 3.23% for the third quarter of 2020.  Our net interest margin (TE) increased two basis points to 2.95% for the third quarter of 2021, compared to 2.93% for the second quarter of 2021, and decreased 33 basis points compared to 3.28% for the third quarter of 2020.  Our core net interest margin (TE), a non-GAAP financial measure that excludes the impact of our PPP loans, was 2.85% for the third quarter of 2021, compared to 2.91% for the second quarter of 2021 and 3.34% for the third quarter of 2020. The reductions year over year were due primarily to the lower level of market interest rates over the majority of the past twelve months, the related rate resets on loans and securities during the past year, and the increase in liquidity on the balance sheet.

Nine months ended September 30, 2021 and 2020

Our net interest and dividend income increased by $241,000, to $68.1 million for the nine months ended September 30, 2021, compared to $67.9 million for the nine months ended September 30, 2020.  This increase was attributable to a $4.1 million decrease in total interest expense, which was materially offset by a $3.8 million decrease in interest and dividend income for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The reduction in market interest rates year over year drove the decrease in interest income on loans and securities, as well as the decrease in rates paid on interest bearing deposits, specifically impacting time deposits as both rate and volume declines occurred year over year.

Average earning assets for the nine months ended September 30, 2021 were $3.02 billion, reflecting an increase of $386.8 million, or 14.7%, compared to the nine months ended September 30, 2020.  The yield on average earning assets for the nine months ended September 30, 2021 was 3.34%, compared to 4.02% for the nine months ended September 30, 2020.  Total average loans, including loans held-for-sale, totaled $1.94 billion for the nine months ended September 30, 2021, which reflected a decrease of $70.9 million, compared to the nine months ended September 30, 2020.  The decline in average loan balances and market interest rate reductions resulted in a $3.7 million decrease in loan interest income for the nine months ended September 30, 2021, compared to the like period in 2020.  For the nine months ended September 30, 2021, yields on average securities decreased by 84 basis points and yields on average loans decreased by nine basis points, each as compared to the nine months ended September 30, 2020, due primarily to the falling interest rate environment and rate resets on those assets. Average interest earning deposits with financial institutions increased $312.8 million in the nine months ended September 30, 2021, compared to the prior year like period, as payoffs related to forgiven PPP loans were received from the Small Business Administration (“SBA”) over the past twelve months, in addition to federal stimulus funds received by certain of our depositors, both of which increased our liquidity.

Average interest bearing liabilities increased $162.9 million, or 9.6%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  The increase was primarily due to growth in average interest bearing deposits of $128.4 million due to federal stimulus funds received by certain of our depositors.  In addition, securities sold under repurchase agreements increased $16.0 million, and average subordinated debt increased $38.6 million, due to the $60.0 million of Notes issued in April 2021, as discussed above. Partially offsetting these increases to interest bearing liabilities was a decrease in average other short-term borrowings, which primarily consist of FHLBC advances, of $13.2 million, and a decrease in average junior subordinated debentures of $7.1 million due to the redemption of the trust preferred securities issued by Old Second Capital Trust I and the related $32.6 million of subordinated debentures in March 2020.   The rate on our junior subordinated debentures was 7.85% for the nine months ended September 30, 2020, as $635,000 of deferred issuance costs was expensed upon the redemption in 2020.   Average noninterest bearing deposits increased $185.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to federal stimulus funds received from certain of our depositors.  The cost of interest bearing liabilities decreased 37 basis points, to 45 basis points, for the nine months ended September 30, 2021, from 82 basis points for the nine months ended September 30, 2020.

Our net interest margin (GAAP) for the nine months ended September 30, 2021 was 3.02% compared to 3.44% for the nine months ended September 30, 2020, reflecting a 42 basis point decrease.  Our net interest margin (TE) for the nine months ended September 30, 2021 was 3.06% compared to 3.50% for the nine months ended September 30, 2020, reflecting a 44 basis point decrease. The decrease in net interest margin for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to reductions in the market interest rates, a decline of $70.9 million in average loans and loans held for sale, and the growth of our liquidity with an increase in cash and due from banks, which were not yet reinvested into higher yielding assets.  These reductions to the net interest margin were partially offset by reductions in rates paid on deposits, additional securities purchases, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$523,561	$203	0.15	$499,555	$137	0.11	$263,199	$68	0.10
Securities:
Taxable	476,935	1,835	1.53	425,785	1,832	1.73	251,760	1,458	2.30
Non-taxable (TE)[1]	186,515	1,627	3.46	188,281	1,594	3.40	196,648	1,680	3.40
Total securities (TE)[1]	663,450	3,462	2.07	614,066	3,426	2.24	448,408	3,138	2.78
Dividends from FHLBC and FRBC	9,917	114	4.56	9,917	113	4.57	9,917	118	4.73
Loans and loans held-for-sale[1,2]	1,889,696	21,358	4.48	1,930,965	20,857	4.33	2,048,968	22,078	4.29
Total interest earning assets	3,086,624	25,137	3.23	3,054,503	24,533	3.22	2,770,492	25,402	3.65
Cash and due from banks	29,760	-	-	29,985	-	-	31,354	-	-
Allowance for credit losses on loans	(28,639)	-	-	(31,024)	-	-	(31,518)	-	-
Other noninterest bearing assets	185,415	-	-	185,368	-	-	185,228	-	-
Total assets	$3,273,160			$3,238,832			$2,955,556

Liabilities and Stockholders' Equity
NOW accounts	$534,056	$96	0.07	$531,804	$105	0.08	$470,474	$106	0.09
Money market accounts	355,651	66	0.07	330,536	59	0.07	306,763	91	0.12
Savings accounts	451,829	47	0.04	439,104	53	0.05	378,957	102	0.11
Time deposits	331,482	330	0.39	359,635	409	0.46	417,952	1,084	1.03
Interest bearing deposits	1,673,018	539	0.13	1,661,079	626	0.15	1,574,146	1,383	0.35
Securities sold under repurchase agreements	46,339	15	0.13	67,737	21	0.12	54,313	28	0.21
Other short-term borrowings	-	-	-	1	-	-	8,204	24	1.16
Junior subordinated debentures	25,773	286	4.40	25,773	284	4.42	25,773	285	4.40
Subordinated debentures	59,180	547	3.67	56,081	517	3.70	-	-	-
Senior notes	44,441	673	6.01	44,415	673	6.08	44,337	673	6.04
Notes payable and other borrowings	21,171	113	2.12	22,250	119	2.15	25,482	144	2.25
Total interest bearing liabilities	1,869,922	2,173	0.46	1,877,336	2,240	0.48	1,732,255	2,537	0.58
Noninterest bearing deposits	1,029,705	-	-	1,012,163	-	-	892,811	-	-
Other liabilities	53,370	-	-	36,553	-	-	39,589	-	-
Stockholders' equity	320,163	-	-	312,780	-	-	290,901	-	-
Total liabilities and stockholders' equity	$3,273,160			$3,238,832			$2,955,556
Net interest income (GAAP)		$22,618			$21,954			$22,509
Net interest margin (GAAP)			2.91			2.88			3.23

Net interest income (TE)[1]		$22,964			$22,293			$22,865
Net interest margin (TE)[1]			2.95			2.93			3.28
Core net interest margin (TE - excluding PPP loans)[1]			2.85			2.91			3.34
Interest bearing liabilities to earning assets	60.58%			61.46%			62.53%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021 and 2020.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $1.8 million for the third quarter of 2021, $1.3 million second quarter of 2021, and $975,000 for the third quarter of 2020.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2021			2020
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$461,498	$432	0.13	$148,660	$185	0.17
Securities:
Taxable	415,029	5,282	1.70	257,664	5,315	2.76
Non-taxable (TE)[1]	188,700	4,875	3.45	201,242	5,289	3.51
Total securities (TE)[1]	603,729	10,157	2.25	458,906	10,604	3.09
Dividends from FHLBC and FRBC	9,917	342	4.61	9,917	366	4.93
Loans and loans held-for-sale [1,2]	1,944,687	64,480	4.43	2,015,592	68,174	4.52
Total interest earning assets	3,019,831	75,411	3.34	2,633,075	79,329	4.02
Cash and due from banks	29,407	-	-	31,498	-	-
Allowance for credit losses on loans	(31,380)	-	-	(28,601)	-	-
Other noninterest bearing assets	186,083	-	-	181,762	-	-
Total assets	$3,203,941			$2,817,734

Liabilities and Stockholders' Equity
NOW accounts	$520,556	$295	0.08	$450,178	$468	0.14
Money market accounts	338,510	203	0.08	289,219	412	0.19
Savings accounts	434,702	169	0.05	353,737	439	0.17
Time deposits	363,227	1,239	0.46	435,419	4,292	1.32
Interest bearing deposits	1,656,995	1,906	0.15	1,528,553	5,611	0.49
Securities sold under repurchase agreements	65,385	67	0.14	49,358	167	0.45
Other short-term borrowings	-	-	-	13,205	167	1.69
Junior subordinated debentures	25,773	850	4.41	32,889	1,932	7.85
Subordinated debentures	38,637	1,064	3.68	-	-	-
Senior note	44,416	2,019	6.08	44,310	2,019	6.09
Notes payable and other borrowings	22,243	355	2.13	22,277	439	2.63
Total interest bearing liabilities	1,853,449	6,261	0.45	1,690,592	10,335	0.82
Noninterest bearing deposits	993,308	-	-	808,273	-	-
Other liabilities	42,632	-	-	35,911	-	-
Stockholders' equity	314,552	-	-	282,958	-	-
Total liabilities and stockholders' equity	$3,203,941			$2,817,734
Net interest income (GAAP)		$68,115			$67,874
Net interest margin (GAAP)			3.02			3.44

Net interest income (TE)[1]		$69,150			$68,994
Net interest margin (TE)[1]			3.06			3.50
Core net interest margin (TE - excluding PPP loans)[1]			3.02			3.54
Interest bearing liabilities to earning assets	61.38%			64.21%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021 and 2020.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes fees of $4.4 million and $2.0 million for the third quarter of 2021 and the third quarter of 2020, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2021	2021	2020	2021	2020

Interest income (GAAP)	$24,791	$24,194	$25,046	$74,376	$78,209
Taxable-equivalent adjustment:
Loans	4	4	3	11	9
Securities	342	335	353	1,024	1,111
Interest and dividend income (TE)	25,137	24,533	25,402	75,411	79,329
Interest expense (GAAP)	2,173	2,240	2,537	6,261	10,335
Net interest income (TE)	$22,964	$22,293	$22,865	$69,150	$68,994
Paycheck Protection Program ("PPP") loan - interest and net fee income	1,138	832	736	2,711	1,339
Net interest income (TE) - excluding PPP loans	$21,826	$21,461	$22,129	$66,439	$67,655
Net interest income (GAAP)	$22,618	$21,954	$22,509	$68,115	$67,874
Average interest earning assets	$3,086,624	$3,054,503	$2,770,492	$3,019,831	$2,633,075
Average PPP loans	$53,562	$91,948	$136,281	$78,288	$77,302
Average interest earning assets, excluding PPP loans	$3,033,062	$2,962,555	$2,634,211	$2,941,543	$2,555,773
Net interest margin (GAAP)	2.91%	2.88%	3.23%	3.02%	3.44%
Net interest margin (TE)	2.95%	2.93%	3.28%	3.06%	3.50%
Core net interest margin (TE - excluding PPP loans)	2.85%	2.91%	3.34%	3.02%	3.54%

Noninterest Income

Three months ended September 30, 2021 and 2020

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2021
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2021	2021	2020	2021	2020
Wealth management	$2,372	$2,389	$1,889	(0.7)	25.6
Service charges on deposits	1,368	1,221	1,322	12.0	3.5
Residential mortgage banking revenue
Secondary mortgage fees	240	272	492	(11.8)	(51.2)
Mortgage servicing rights mark to market loss	(282)	(1,033)	(160)	(72.7)	76.3
Mortgage servicing income	572	507	521	12.8	9.8
Net gain on sales of mortgage loans	2,186	1,895	5,246	15.4	(58.3)
Total residential mortgage banking revenue	2,716	1,641	6,099	65.5	(55.5)
Securities gains (losses), net	244	2	(1)	N/M	N/M
Change in cash surrender value of BOLI	406	423	459	(4.0)	(11.5)
Death benefit realized on BOLI	-	-	(2)	-	(100.0)
Card related income	1,624	1,666	1,499	(2.5)	8.3
Other income	610	577	420	5.7	45.2
Total noninterest income	$9,340	$7,919	$11,685	17.9	(20.1)

N/M - Not meaningful

Noninterest income increased $1.4 million, or 17.9%, in the third quarter of 2021, compared to the second quarter of 2021, and decreased $2.3 million, or 20.1%, compared to the third quarter of 2020.  The increase from the linked quarter was primarily driven by a $1.1 million increase in residential mortgage banking revenue, primarily attributable to a $751,000 decrease in mark to market losses on mortgage servicing rights (MSRs) stemming from market interest rate changes and a $291,000 increase in net gain on sales of mortgage loans in the third quarter of 2021, compared to the second quarter of 2021.  In addition, increases were noted compared to the linked quarter of $242,000 in securities gains, net, and $147,000 in service charges on deposits.

The decrease in noninterest income in the third quarter of 2021, compared to the third quarter of 2020, is primarily due to a $3.4 million decrease in residential mortgage banking revenue, which included a $3.1 million decrease in net gain on sales of mortgage loans and a $252,000 decrease in secondary mortgage fees from the 2020 like period.  Partially offsetting these decreases was a $483,000 increase in wealth management income and a $125,000 increase in card related income in the third quarter of 2021, compared to the third quarter of 2020.  The increase in card related income in the third quarter of 2021, compared to both the linked quarter and prior year quarter, resulted from reductions in COVID-19 related restrictions and the resultant increase in consumer spending.  An increase of $245,000 in the third quarter of 2021, compared to the like quarter in 2020, was also noted in securities gains, net, due to securities sold in the third quarter of 2021.

Nine months ended September 30, 2021 and 2020

Noninterest Income	Nine Months Ended		YTD
(Dollars in thousands)	September 30,	September 30,	Percent
	2021	2020	Change
Wealth management	$6,912	$5,793	19.3
Service charges on deposits	3,784	4,168	(9.2)
Residential mortgage banking revenue
Secondary mortgage fees	834	1,267	(34.2)
Mortgage servicing rights mark to market loss	(202)	(2,739)	92.6
Mortgage servicing income	1,646	1,447	13.8
Net gain on sales of mortgage loans	7,802	12,123	(35.6)
Total residential mortgage banking revenue	10,080	12,098	(16.7)
Securities gains (losses) , net	246	(25)	N/M
Change in cash surrender value of BOLI	1,163	942	23.5

Death benefit realized on BOLI	-	57	(100.0)
Card related income	4,737	4,097	15.6
Other income	1,637	1,572	4.1
Total noninterest income	$28,559	$28,702	(0.5)

N/M - Not meaningful

Noninterest income for the nine months ended September 30, 2021 decreased $143,000, or 0.5%, compared to the nine months ended September 30, 2020. This decrease was primarily driven by a $2.0 million decrease in total residential mortgage banking revenue primarily stemming from a $4.3 million decrease in net gain on sales of mortgage loans, partially offset by a $2.5 million decrease in mark to market losses on MSRs.  Wealth management income increased $1.1 million for the nine months ended September 30, 2021, compared to the like period in 2020, primarily due to an increase in customer liquidity and the resultant assets under management.  In addition, card related income increased $640,000 for the nine months ended September 30, 2021, compared to the like period in 2020, as customers are starting to spend more as COVID-19 restrictions ease.  The change in cash surrender value of BOLI also increased by $221,000 for the nine months ended September 30, 2021, compared to the like period in 2020, due to market rate changes and an increase in BOLI asset balances year over year.  Securities gains, net, totaled $246,000, compared to securities losses, net of $25,000 for the like period in 2020, due to sales of $35.1 million during the nine months ended September 30, 2021 compared to sales of $18.0 million in the like period in 2020.

Noninterest Expense

Three months ended September 30, 2021 and 2020

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2021
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2021	2021	2020	2021	2020
Salaries	$9,630	$9,435	$9,731	2.1	(1.0)
Officers incentive	1,212	1,194	968	1.5	25.2
Benefits and other	2,122	2,267	1,887	(6.4)	12.5
Total salaries and employee benefits	12,964	12,896	12,586	0.5	3.0
Occupancy, furniture and equipment expense	2,418	2,303	2,003	5.0	20.7
Computer and data processing	1,477	1,304	1,226	13.3	20.5
FDIC insurance	211	192	191	9.9	10.5
General bank insurance	301	277	281	8.7	7.1
Amortization of core deposit intangible asset	113	115	122	(1.7)	(7.4)
Advertising expense	107	95	62	12.6	72.6
Card related expense	662	626	566	5.8	17.0
Legal fees	455	135	169	237.0	169.2
Other real estate owned expense, net	25	77	125	(67.5)	(80.0)
Other expense	3,396	3,381	2,935	0.4	15.7
Total noninterest expense	$22,129	$21,401	$20,266	3.4	9.2
Efficiency ratio (GAAP)[1]	68.73%	68.63%	58.27%
Adjusted efficiency ratio (non-GAAP)[2]	66.46%	67.64%	57.47%

N/M - Not meaningful

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2021 increased $728,000, or 3.4%, compared to the second quarter of 2021, and increased $1.9 million, or 9.2%, compared to the third quarter of 2020.  The linked quarter increase is primarily attributable to a $195,000 increase in salaries primarily due to a reduction of salary-related loan cost deferrals due to the decrease in PPP loan originations, a $173,000 increase in computer and data processing expense and a $320,000 increase in legal fees attributable to merger-related costs incurred related to our pending merger with West Suburban. In addition, occupancy, furniture and equipment expense increased $115,000 in the third quarter of 2021 compared to the linked quarter due to an increase in planned building maintenance. These increases were partially offset by a decrease in other real estate owned expenses.

The year over year increase in noninterest expense is primarily attributable to a $378,000 increase in salaries and employee benefits in the third quarter of 2021 compared to the third quarter of 2020. Officer incentive compensation increased $244,000 in the third quarter of 2021, compared to the third quarter of 2020, as incentive accruals in 2021 were at a higher rate than the prior year.  Employee benefits expense increased $235,000 in the third quarter of 2021, compared to the third quarter of 2020, due to an increase in employee insurance costs as more employees returned to routine medical appointments, many of which were on hold during the first six months of the COVID-19 pandemic.  We also had increases in the year over year period in occupancy, furniture and equipment of $415,000 due to an increase in planned building repairs, an increase in computer and data processing expense of $251,000, and an increase in legal fees of

$286,000, primarily due to merger-related costs incurred.  Finally, other expense increased $461,000 primarily due to growth in management and consulting fees, commercial loan non-legal expense, and company events due to our 150th anniversary celebration during the third quarter of 2021.

Nine months ended September 30, 2021 and 2020

Noninterest Expense	Nine Months Ended		YTD
(Dollars in thousands)	September 30,	September 30,	Percent
	2021	2020	Change
Salaries	$28,280	$28,080	0.7
Officers incentive	4,060	2,894	40.3
Benefits and other	7,026	5,872	19.7
Total salaries and employee benefits	39,366	36,846	6.8
Occupancy, furniture and equipment expense	7,188	6,239	15.2
Computer and data processing	4,079	3,808	7.1
FDIC insurance	604	403	49.9
General bank insurance	854	764	11.8
Amortization of core deposit intangible asset	348	374	(7.0)
Advertising expense	262	228	14.9
Card related expense	1,881	1,612	16.7
Legal fees	645	476	35.5
Other real estate owned expense, net	138	505	(72.7)
Other expense	9,903	8,909	11.2
Total noninterest expense	$65,268	$60,164	8.5
Efficiency ratio (GAAP)[1]	67.04%	59.71%
Adjusted efficiency ratio (non-GAAP)[2]	65.69%	58.89%

N/M - Not meaningful

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2021, increased $5.1 million, or 8.5%, compared to the nine months ended September 30, 2020, primarily due to an increase in salaries and employee benefits due to annual merit increases in March 2021, as well as payout of officer incentives in early 2021 at a rate higher than that accrued for 2020 performance, and the resultant increase in accruals in 2021 to be paid out in 2022.  In addition, occupancy, furniture and equipment expense increased $949,000, stemming from planned building repairs and maintenance, FDIC insurance increased $201,000 due to assessment credits received in early 2020 not repeated in 2021, card related expense increased $269,000, primarily due to a return to pre-COVID-19 customer spending levels in 2021, and other expense increased $994,000, primarily due an increase in management and consulting fees due to the pending merger with West Suburban, and directors fees due to growth in the number of our directors year over year.  Partially offsetting these increases was a $367,000 decrease in other real estate owned expense, net, as property holdings have decreased $774,000 year over year, due to continued remediation of credits prior to foreclosure, and the COVID-19 foreclosure moratorium in effect during most of 2021.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2021	2021	2020	2021	2021	2020
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$22,129	$21,401	$20,266	$22,129	$21,401	$20,266
Less amortization of core deposit	113	115	122	113	115	122
Less other real estate expense, net	25	77	125	25	77	125
Less merger related costs	N/A	N/A	N/A	425	-	-
Noninterest expense less adjustments	$21,991	$21,209	$20,019	$21,566	$21,209	$20,019

Net interest income	$22,618	$21,954	$22,509	$22,618	$21,954	$22,509
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	4	4	3
Securities	N/A	N/A	N/A	342	335	353
Net interest income including adjustments	22,618	21,954	22,509	22,964	22,293	22,865
Noninterest income	9,340	7,919	11,685	9,340	7,919	11,685
Less death benefit related to BOLI	-	-	(2)	-	-	(2)
Less securities gains (losses), net	244	2	(1)	244	2	(1)
Less MSRs mark to market losses	(282)	(1,033)	(160)	(282)	(1,033)	(160)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	108	112	122
Noninterest income (less) / including adjustments	9,378	8,950	11,848	9,486	9,062	11,970

Net interest income including adjustments plus noninterest income (less) / including adjustments	$31,996	$30,904	$34,357	$32,450	$31,355	$34,835
Efficiency ratio / Adjusted efficiency ratio	68.73%	68.63%	58.27%	66.46%	67.64%	57.47%

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$65,268	$60,164	$65,268	$60,164
Less amortization of core deposit	348	374	348	374
Less other real estate expense, net	138	505	138	505
Less merger related costs	N/A	N/A	425	-
Noninterest expense less adjustments	$64,782	$59,285	$64,357	$59,285

Net interest income	$68,115	$67,874	$68,115	$67,874
Taxable-equivalent adjustment:
Loans	N/A	N/A	11	9
Securities	N/A	N/A	1,024	1,111
Net interest income including adjustments	68,115	67,874	69,150	68,994
Noninterest income	28,559	28,702	28,559	28,702
Less death benefit related to BOLI	-	57	-	57
Less securities gains (losses), net	246	(25)	246	(25)
Less MSRs mark to market losses	(202)	(2,739)	(202)	(2,739)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	309	266
Noninterest income (less) / including adjustments	28,515	31,409	28,824	31,675

Net interest income including adjustments plus noninterest income (less) / including adjustments	$96,630	$99,283	$97,974	$100,669
Efficiency ratio / Adjusted efficiency ratio	67.04%	59.71%	65.69%	58.89%

Income Taxes

We recorded income tax expense of $2.9 million for the third quarter of 2021 on $11.3 million of pretax income, compared to income tax expense of $3.2 million on $12.0 million of pretax income in the second quarter of 2021, and income tax expense of $3.4 million on $13.6 million of pretax income in the third quarter of 2020. The effective tax rate was 25.8% for the third quarter of 2021, 26.3% for the second quarter of 2021, and 24.7% for the third quarter of 2020.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter or nine months ended September 30, 2021.  We had no valuation reserve on the deferred tax assets as of September 30, 2021.

Financial Condition

Total assets increased $234.3 million to $3.28 billion at September 30, 2021, from $3.04 billion at December 31, 2020, due primarily to an increase in cash and cash equivalents of $189.4 million and securities available-for-sale of $219.0 million, partially offset by a reduction in loans of $166.9 million.  We continue to actively assess potential investment opportunities for our excess liquidity. Total deposits were $2.71 billion at September 30, 2021, an increase of $177.3 million from December 31, 2020, primarily due to increases in noninterest bearing demand accounts, savings, money market and NOW accounts due to lower interest rates on time deposits in 2021, and federal stimulus funds received by many depositors.

				September 30, 2021
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Securities available-for-sale, at fair value
U.S. Treasuries	$4,070	$4,117	$4,134	(1.1)	(1.5)
U.S. government agencies	33,575	6,657	7,005	404.4	379.3
U.S. government agencies mortgage-backed	17,818	17,209	18,219	3.5	(2.2)
States and political subdivisions	238,952	249,259	249,777	(4.1)	(4.3)
Corporate bonds	4,992	-	-	-	-
Collateralized mortgage obligations	165,414	56,585	57,013	192.3	190.1
Asset-backed securities	189,338	131,818	81,585	43.6	132.1
Collateralized loan obligations	61,029	30,533	30,688	99.9	98.9
Total securities	$715,188	$496,178	$448,421	44.1	59.5

Securities available-for-sale increased $219.0 million as of September 30, 2021, compared to December 31, 2020, and increased $266.8 million compared to September 30, 2020.  Available-for-sale security purchases during the quarter ended September 30, 2021, totaled $189.6 million and consisted of $28.3 million of U.S. government agencies, $73.0 million of collateralized mortgage obligations, $48.3 million of asset-backed securities, and $39.4 million of collateralized loan obligations.  These purchases were partially offset by $23.8 million of calls, maturities and paydowns during the third quarter of 2021, and $26.9 million of security sales, as well as an unrealized mark to market loss adjustment of $3.3 million and net premium amortization of $641,000.  During the third quarter of 2021, $244,000 of security gains, net, were recorded, compared to $1,000 of security losses, net, in the third quarter of 2020.

				September 30, 2021
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Commercial	$321,548	$407,159	$436,277	(21.0)	(26.3)
Leases	162,444	141,601	133,676	14.7	21.5
Commercial real estate - Investor	535,506	582,042	548,970	(8.0)	(2.5)
Commercial real estate - Owner occupied	330,648	333,070	335,978	(0.7)	(1.6)
Construction	108,690	98,486	91,856	10.4	18.3
Residential real estate - Investor	45,497	56,137	61,923	(19.0)	(26.5)
Residential real estate - Owner occupied	108,343	116,388	114,283	(6.9)	(5.2)
Multifamily	160,798	189,040	188,398	(14.9)	(14.6)
HELOC	69,651	80,908	85,882	(13.9)	(18.9)
HELOC - Purchased	12,370	19,487	22,312	(36.5)	(44.6)
Other (1)	12,447	10,533	10,772	18.2	15.5
Total loans	$1,867,942	$2,034,851	$2,030,327	(8.2)	(8.0)

1 The “Other” segment includes consumer and overdrafts.

Total loans were $1.87 billion as of September 30, 2021, a decrease of $166.9 million from December 31, 2020.  The decrease in total loans in the first nine months of 2021, compared to December 31, 2020, was due primarily to forgiveness or payoff of 1,060 PPP loans that totaled $164.3 million within commercial loans, as well as reductions in the majority of our loan categories due to paydowns as commercial and consumer liquidity increased primarily due to the receipt of federal stimulus funds and capital expenditures decreased due to the COVID-19 pandemic.  Total loans decreased $162.4 million from September 30, 2020 to September 30, 2021, primarily due to PPP loans forgiven, net of originations, as well as reductions in organic commercial loans due to payoffs related to borrower liquidity. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) are carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 73.4% of the portfolio as of September 30, 2021, compared to 72.5% of the portfolio as of December 31, 2020.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $5.9 million to $29.0 million at September 30, 2021 from $23.0 million at December 31, 2020.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.5% as of September 30, 2021, 1.1% as of December 31, 2020, and 1.0% as of September 30, 2020.  The distribution of our nonperforming loans is shown in the following table.

				September 30, 2021
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Commercial	$220	$1,125	$1,605	(80.4)	(86.3)
Leases	3,959	2,801	2,079	41.3	90.4
Commercial real estate - Investor	6,100	1,632	2,021	273.8	201.8
Commercial real estate - Owner occupied	6,896	9,262	8,635	(25.5)	(20.1)
Construction	2,958	-	-	N/M	N/M
Residential real estate - Investor	998	1,085	935	(8.0)	6.7
Residential real estate - Owner occupied	4,885	3,561	3,516	37.2	38.9
Multifamily	2,055	2,437	895	(15.7)	129.6
HELOC	700	1,142	1,140	(38.7)	(38.6)
HELOC - Purchased	181	-	-	N/M	N/M
Other [1]	-	-	6	-	(100.0)
Total nonperforming loans	$28,952	$23,045	$20,832	25.6	39.0

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				September 30, 2021
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Nonaccrual loans	$27,520	$22,280	$20,076	23.5	37.1
Performing troubled debt restructured loans accruing interest	199	331	334	(39.9)	(40.4)
Loans past due 90 days or more and still accruing interest	1,233	434	422	184.1	192.2
Total nonperforming loans	28,952	23,045	20,832	25.6	39.0
Other real estate owned	1,912	2,474	2,686	(22.7)	(28.8)
Total nonperforming assets	$30,864	$25,519	$23,518	20.9	31.2

30-89 days past due loans and still accruing interest	$2,829	$11,326	$5,511
Nonaccrual loans to total loans	1.5%	1.1%	1.0%
Nonperforming loans to total loans	1.5%	1.1%	1.0%
Nonperforming assets to total loans plus OREO	1.7%	1.3%	1.2%

Allowance for credit losses	$26,949	$33,855	$32,918
Allowance for credit losses to total loans	1.4%	1.7%	1.6%
Allowance for credit losses to nonaccrual loans	97.9%	152.0%	164.0%

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2021	Total[1]	2021	Total[1]	2020	Total[1]
Commercial	$(2)	(0.8)	$190	292.3	$(7)	1.9
Leases	4	1.7	28	43.1	119	(32.6)
Commercial real estate - Investor	83	35.0	(20)	(30.8)	(102)	27.9
Commercial real estate - Owner occupied	(2)	(0.8)	21	32.3	(420)	115.1
Construction	-	-	-	-	59	(16.2)
Residential real estate - Investor	(7)	(3.0)	(10)	(15.4)	(15)	4.1
Residential real estate - Owner occupied	(18)	(7.6)	(61)	(93.8)	(25)	6.8
Multifamily	183	77.2	-	-	-	-
HELOC	(28)	(11.8)	(72)	(110.8)	(52)	14.2
HELOC - Purchased	-	-	-	-	66	(18.1)
Other [2]	24	10.1	(11)	(16.9)	12	(3.1)
Net (recoveries) charge-offs	$237	100.0	$65	100.0	$(365)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $237,000 were recorded for the third quarter of 2021, compared to net charge-offs of $65,000 for the second quarter of 2021, and net recoveries of $365,000 for the third quarter of 2020, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the third quarter of 2021 were primarily due to one multifamily charge-off.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				September 30, 2021
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Commercial	$467	$2,679	$5,992	(82.6)	(92.2)
Leases	4,423	3,222	3,270	37.3	35.3
Commercial real estate - Investor	8,718	5,117	5,596	70.4	55.8
Commercial real estate - Owner occupied	7,211	11,187	9,658	(35.5)	(25.3)
Construction	4,898	5,192	5,108	(5.7)	(4.1)
Residential real estate - Investor	1,154	1,516	1,526	(23.9)	(24.4)
Residential real estate - Owner occupied	4,508	4,040	3,836	11.6	17.5
Multifamily	2,327	7,558	5,833	(69.2)	(60.1)
HELOC	1,034	1,540	1,566	(32.9)	(34.0)
HELOC - Purchased	181	-	-	N/M	N/M
Other [1]	2	4	272	(50.0)	(99.3)
Total classified loans	34,923	42,055	42,657	(17.0)	(18.1)
Other real estate owned	1,912	2,474	2,686	(22.7)	(28.8)
Total classified assets	$36,835	$44,529	$45,343	(17.3)	(18.8)

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets decreased as of September 30, 2021, from the levels at both December 31, 2020 and September 30, 2020, primarily due to continued remediation efforts and the high level of paydowns and payoffs we have experienced due to increased borrower liquidity stemming from federal stimulus funds received by borrowers and other COVID-19 relief funding, such as PPP loans. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 9.73% for the period ended September 30, 2021, compared to 12.64% as of December 31, 2020, and 12.86% as of September 30, 2020.  The decrease in the classified assets ratio for the period ended September 30, 2021, compared to September 30, 2020, is also due to the remediation efforts and borrower liquidity noted above, as well as growth in our capital level over the past year.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

We recorded a net release of $1.5 million in our provision for credit losses due to a reserve release for the third quarter of 2021, comprised of a $1.5 million reserve release related to loans and a $47,000 reserve release related to unfunded commitments.  We recorded a release of $3.5 million in our provision for credit losses for the second quarter of 2021, comprised of a $2.3 million reserve release related to loans and $1.2 million of additional provision expense for credit losses on unfunded commitments, compared to a provision for credit losses recorded in the third quarter of 2020 of $300,000.  In the third quarter of 2021, we determined a reserve release on loans was appropriate, after considering our low level of net charge-offs for the quarter of $237,000, and net recovery position of $280,000 year to date, as well as the impact of changes to our future loss rate assumptions based on a decrease to the unemployment factor projected for the life of the loans over the one year forecast period.   In addition, we recorded a $47,000 release to the provision for credit losses on unfunded commitments in the third quarter of 2021, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loan, leases and unfunded commitments.  Our ACL on loans to total loans was 1.4% as of September 30, 2021, compared to 1.7% at December 31, 2020.  See Item 7 – Critical Accounting Policies in the Management Discussion and Analysis in our 2020 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Allowance at beginning of period	$28,639	$30,967	$31,273	$33,855	$19,789
Charge-offs:
Commercial	23	207	5	232	124
Leases	4	28	119	32	119
Commercial real estate - Investor	101	-	-	101	15
Commercial real estate - Owner occupied	5	31	145	39	1,546
Construction	-	-	60	-	60
Residential real estate - Investor	-	-	3	-	8
Residential real estate - Owner occupied	-	-	-	-	43
Multifamily	183	-	-	183	-
HELOC	-	5	-	17	85
HELOC - Purchased	-	-	66	-	66
Other [1]	53	30	53	108	192
Total charge-offs	369	301	451	712	2,258
Recoveries:
Commercial	25	17	12	62	48
Leases	-	-	-	-	-
Commercial real estate - Investor	18	20	102	58	139
Commercial real estate - Owner occupied	7	10	565	225	566
Construction	-	-	1	-	1
Residential real estate - Investor	7	10	18	283	45
Residential real estate - Owner occupied	18	61	25	128	157
Multifamily	-	-	-	-	-
HELOC	28	77	52	129	248
HELOC - Purchased	-	-	-	-	-
Other [1]	29	41	41	107	130
Total recoveries	132	236	816	992	1,334
Net charge-offs (recoveries)	237	65	(365)	(280)	924
Adoption of ASC 326	-	-	-	-	5,879
(Release of) provision for credit losses on loans	(1,453)	(2,263)	1,280	(7,186)	8,174
Allowance at end of period	$26,949	$28,639	$32,918	$26,949	$32,918

Average total loans (exclusive of loans held-for-sale)	$1,884,788	$1,926,105	$2,035,584	$1,938,573	$2,005,253
Net charge-offs / (recoveries) to average loans	0.01%	0.00%	(0.02)%	(0.01)%	0.05%
Allowance at period end to average loans	1.43%	1.49%	1.62%	1.39%	1.64%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 93.1% as of September 30, 2021, which was a decrease from the coverage ratio of 123.9% as of June 30, 2021 and a decrease from 158.0% as of September 30, 2020.  When measured as a percentage of average loans, our total ACL on loans was 1.39% for the nine months ended September 30, 2021, and 1.64% for the like period of September 30, 2020

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2021, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2021, OREO totaled $1.9 million, reflecting a $562,000 reduction from the $2.5 million at December 31, 2020, and a $774,000 reduction from the $2.7 million at September 30, 2020.  There was one property disposal of $37,000 net book value and one transfer to OREO for $70,000 recorded in the third quarter of 2021.  There was one property addition for $314,500 in the third quarter of 2020. There were seven property disposals for a total of $2.7 million in the third quarter of 2020. There were two valuation adjustments which occurred in the third quarter of 2021 for a net write-up of $2,000, compared to $93,000 of OREO valuation write-downs in the fourth quarter of 2020, and $46,250 of valuation write-downs recorded in the third quarter of 2020.

				September 30, 2021
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Balance at beginning of period	$1,877	$2,686	$5,082	(30.1)	(63.1)
Property additions, net of acquisition adjustments	70	-	314	-	(77.7)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	37	119	2,664	(68.9)	(98.6)
Period valuation (write-up)/write-down	(2)	93	46	(102.2)	(104.3)
Balance at end of period	$1,912	$2,474	$2,686	(22.7)	(28.8)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $1.1 million, or approximately 56.4% of total OREO at September 30, 2021, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	September 30, 2021		December 31, 2020		September 30, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$519	27%	$430	17%	$450	17%
Lots (single family and commercial)	1,078	56%	1,387	57%	1,461	54%
Vacant land	315	17%	352	14%	351	13%
Commercial property	-	-%	305	12%	424	16%
Total other real estate owned	$1,912	100%	$2,474	100%	$2,686	100%

Deposits and Borrowings

				September 30, 2021
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2021	2020	2020	2020	2020
Noninterest bearing demand	$1,037,638	$909,505	$889,085	14.1	16.7
Savings	457,900	399,057	382,711	14.7	19.6
NOW accounts	537,547	486,612	492,407	10.5	9.2
Money market accounts	370,691	316,465	310,613	17.1	19.3
Certificates of deposit of less than $100,000	173,595	200,107	208,570	(13.2)	(16.8)
Certificates of deposit of $100,000 through $250,000	98,496	164,982	129,522	(40.3)	(24.0)
Certificates of deposit of more than $250,000	38,462	60,345	66,335	(36.3)	(42.0)
Total deposits	$2,714,329	$2,537,073	$2,479,243	7.0	9.5

Total deposits were $2.71 billion at September 30, 2021, which reflects a $177.3 million increase from total deposits of $2.54 billion at December 31, 2020, and an increase of $235.1 million from total deposits of $2.48 billion at September 30, 2020.  The increase in deposits at September 30, 2021, compared to both December 31, 2020 and September 30, 2020, was due to increases in noninterest bearing demand, savings, NOW, and money market accounts, with decreases noted in all maturity categories of certificates of deposit.  These total deposit increases in the linked quarter as well as the year over year periods were primarily due to federal stimulus funds received by certain depositors due to the COVID-19 pandemic.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $43.0 million at September 30, 2021, a $24.0 million, or 35.9%, decrease from $67.0 million at December 31, 2020.   Our notes payable and other borrowings is comprised of one remaining $6.2 million long-term FHLBC advance, which matures on February 2, 2026, and $14.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $20.1 million as of September 30, 2021, decreased $3.2 million from December 31, 2020, and decreased $4.3 million from September 30, 2020.

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

The Company is indebted on senior notes originated in December 2016, totaling $44.5 million, net of deferred issuance costs, as of September 30, 2021.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.41% as of September 30, 2021, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

Capital

As of September 30, 2021, total stockholders’ equity was $321.2 million, which was an increase of $14.1 million from $307.1 million as of December 31, 2020.  This increase is attributable to an increase in retained earnings of $25.9 million, comprised of net income year to date of $29.1 million, less a reduction to retained earnings of $3.2 million for payment of dividends to our common stockholders in the first nine months of 2021. In addition, a decrease to accumulated other comprehensive income of $2.5 million was recorded due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps. Total stockholders’ equity was reduced by an increase of $8.1 million to our treasury stock in the first nine months of 2021, primarily due to repurchases of our common shares pursuant to our stock repurchase program.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases were funded by our cash on hand.  During the third quarter of 2021, we did not repurchase any shares pursuant to our stock repurchase program.  For the nine months ended September 30, 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  To date, we have repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share, under our stock repurchase program. As of September 30, 2021, we had substantially completed the stock repurchase program, which expired on October 21, 2021.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2021	2020	2020
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.99%	11.94%	11.97%
Total risk-based capital ratio	10.50%	N/A	17.80%	14.26%	14.33%
Tier 1 risk-based capital ratio	8.50%	N/A	14.10%	13.01%	13.08%
Tier 1 leverage ratio	4.00%	N/A	9.81%	10.21%	10.07%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	15.65%	13.75%	14.24%
Total risk-based capital ratio	10.50%	10.00%	16.69%	15.00%	15.49%
Tier 1 risk-based capital ratio	8.50%	8.00%	15.65%	13.75%	14.24%
Tier 1 leverage ratio	4.00%	5.00%	10.83%	10.74%	10.90%

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of September 30, 2021, the capital measures of the Company exclude $4.2 million, which is the modified CECL transition adjustment.

As of September 30, 2021, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 10.10% at December 31, 2020, to 9.81% at September 30, 2021. Our GAAP tangible common equity to tangible assets ratio was 9.24% at September 30, 2021, compared to 9.48% as of December 31, 2020.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 9.49% at December 31, 2020, to 9.25% at September 30, 2021, due to the growth in total tangible assets.

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

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2021		December 31, 2020
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$321,232	$321,232	$307,087	$307,087
Less: Goodwill and intangible assets	20,433	20,433	20,781	20,781
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	366	N/A	435
Adjusted goodwill and intangible assets	20,433	20,067	20,781	20,346
Tangible common equity	$300,799	$301,165	$286,306	$286,741
Tangible assets
Total assets	$3,275,132	$3,275,132	$3,040,837	$3,040,837
Less: Adjusted goodwill and intangible assets	20,433	20,067	20,781	20,346
Tangible assets	$3,254,699	$3,255,065	$3,020,056	$3,020,491

Common equity to total assets	9.81%	9.81%	10.10%	10.10%
Tangible common equity to tangible assets	9.24%	9.25%	9.48%	9.49%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of September 30, 2021, our cash on hand liquidity totaled $519.3 million, an increase of $189.4 million over cash balances held as of December 31, 2020.

Net cash inflows from operating activities were $50.8 million during the first nine months of 2021, compared with net cash inflows of $16.8 million in the same period of 2020.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, were a source of inflows for both the first nine months of 2021 and the like period of 2020.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the nine months ended September 30, 2021, and outflows for the like period of 2020.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $57.0 million in the nine months ended September 30, 2021, compared to net cash outflows of $54.4 million in the same period in 2020.  In the first nine months of 2021, securities transactions accounted for net outflows of $225.2 million, and the principal change on loans accounted for net inflows of $168.6 million.  In the first nine months of 2020, securities transactions accounted for net inflows of $45.0 million, and net principal on loans funded accounted for net outflows of $100.4 million.  Proceeds from sales of OREO accounted for $608,000 and $3.1 million in investing cash inflows for the nine months ended September 30, 2021 and 2020, respectively.

Net cash inflows from financing activities in the nine months ended September 30, 2021 were $195.6 million, compared with net cash inflows of $300.2 million in the nine months ended September 30, 2020.   Net deposit inflows in the first nine months of 2021 were $177.3 million compared to net deposit inflows of $352.5 million in the first nine months of 2020.  Other short-term borrowings had no net cash outflows in the first nine months of 2021, compared to $42.4 million of outflows in the first nine months of 2020.  Changes in securities sold under repurchase agreements accounted for outflows of $24.0 million and inflows of $10.6 million for the nine months ended September 30, 2021 and 2020, respectively.  The redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures resulted in cash outflows of $32.6 million in the first quarter of 2020, which was partially offset by a $20.0 million term note cash inflow which was originated to partially fund this trust preferred redemption; $14.0 million of this term note remains outstanding as of September 30, 2021.  In the second quarter of 2021, we issued $59.1 million of subordinated debentures, net of issuance costs; this cash is anticipated to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases or strategic acquisitions.

Cash and cash equivalents for the nine months ended September 30, 2021, totaled $519.3 million, as compared to $313.1 million as of September 30, 2020.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $20 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve has kept the target Fed Funds range of 0% to 0.25% since the first quarter of 2020, the latest Fed Funds Futures implies a rate hike in the third quarter of 2022.  The Fed has been aggressively purchasing assets in the open market since March 2020, increasing its balance sheet to $8.5 trillion by the end of September 2021. Given that inflation has been more persistent than initially thought, the Fed announced that it will start tapering its asset purchases this year and conclude such purchases by the middle of 2022.  We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at September 30, 2021 and December 31, 2020 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2020.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of September 30, 2021, we had notable amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The projected increases in income across all up rate interest rate shock scenarios as of September 30, 2021 were notably higher than December 31, 2020, primarily due to the increase in Fed Funds from high deposit levels and repricing on short term rates.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0% and no change in the slope of the yield curve.  Due to relatively low current market interest rates, it was not possible to calculate any down rate scenarios because many of the market interest rates would fall below zero in that scenario.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2021
Dollar change	N/M	N/M	N/M	$5,343	$10,854	$22,180
Percent change	N/M	N/M	N/M	6.4%	12.9%	26.5%

December 31, 2020
Dollar change	N/M	N/M	N/M	$3,405	$6,879	$13,145
Percent change	N/M	N/M	N/M	3.9%	7.8%	14.9%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” and set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Except as set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and filed with the SEC on August 6, 2021, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020.  However, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  We made no repurchases under the Repurchase Program in the third quarter of 2021. The Repurchase Program expired on October 21, 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and West Suburban Bancorp, Inc. dated as of July 25, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 26, 2021).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2021, and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended September 30,  2021 and 2020; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

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

DATE: November 5, 2021