Form 10-K
period 2021-12-31
OLD SECOND BANCORP INC
filed 2022-03-10
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-10537

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes☐        No⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $341.6 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 44,461,045 at March 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, such as the recent acquisition of West Suburban Bancorp, Inc., as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of our adoption of the Current Expected Credit Losses (“ CECL”) model, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the new presidential administration and Democratic control of Congress;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 63 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

In this report, unless the context suggests otherwise, references to the “Company” refer to Old Second Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company, the Bank and its wholly-owned subsidiaries.

We conduct a full service community banking and trust business through the Bank and its wholly-owned subsidiaries, as follows:

●Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals;
●Station I, LLC, which was formed to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers;
●River Street Advisors, LLC, which was formed in May 2010 to provide investment advisory/management services;
●West Suburban Insurance Services, Inc., which we acquired in our acquisition of West Suburban Bank (discussed below). This subsidiary, which provided a review of customer insurance policies and coverages and offerings, as a broker for third party insurance companies, various insurance products, was sold on December 31, 2021, and is in the process of dissolution; and
●14 additional subsidiaries acquired in our acquisition of West Suburban Bank, which were formed by West Suburban Bank to hold foreclosed real estate (12 of which are currently inactive and are in the process of dissolution).

Intercompany transactions and balances are eliminated in consolidation. We evaluate our operations as one operating segment, which is community banking. Financial information concerning our operations can be found in the financial statements in this annual report.

Recent Developments

Merger with West Suburban Bancorp, Inc.

On December 1, 2021, we completed our merger with West Suburban Bancorp, Inc. (“West Suburban”), the holding company for West Suburban Bank.  Under the terms of the merger agreement, each share of West Suburban common stock was converted into 42.413 shares of our common stock and $271.15 in cash. Total cash and stock consideration paid was approximately $295.2 million. With the acquisition of West Suburban, we acquired 34 branches in DuPage, Kane, Kendall and Will counties in Illinois.

Principal Business and Services

We are a full-service banking business offering a broad range of deposit products, trust and wealth management services, and lending services, including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit, lease financing receivables and overdraft checking; safe deposit operations, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. Our lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory, health care and real estate lending, as well as lease financing.  Installment lending includes direct loans to consumers and commercial customers.

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

Market Area

Our main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle, and Will counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, Bartlett, Batavia, Bensenville, Bloomingdale, Bolingbrook, Burlington, Carol Stream, Chicago, Chicago Heights, Darien, Downers Grove, Elburn, Elgin, Frankfort, Glendale Heights, Joliet, Kaneville, Lisle, Lombard, Montgomery, Naperville, North Aurora, Oakbrook Terrace, Oswego, Ottawa, Plano, Romeoville, St. Charles, Sugar Grove, Sycamore, Villa Park, Warrenville, Wasco, Westmont, Wheaton, and Yorkville communities and surrounding areas through its 63 banking locations that are located primarily in the western and southern portions of the Chicago metropolitan area.

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2021, our total loan portfolio grew $1.39 billion year over year due primarily to the $1.50 billion of loans acquired in the West Suburban acquisition, which was partially offset by paydowns, net of originations, during the year.  We had approximately $992.2 million in loan originations in 2021, including $62.3 million of Paycheck Protection Program (”PPP”) loan originations (with $38.4 million of PPP loans outstanding at December 31, 2021).  We originated approximately $314.3 million of residential mortgage loans in 2021, which includes originations of loans held for sale of $239.2 million.  Proceeds from the sales of residential mortgage loans to third parties were $254.4 million in 2021.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2021, commercial real estate loans represented approximately 44.8% (45.0% at year-end 2020) of our loan portfolio, residential mortgages represented approximately 17.1% (17.8% at year-end 2020), general commercial loans represented approximately 22.5% (20.0% at year-end 2020), home equity lines of credit represented approximately 3.7% (5.0% at year-end 2020), construction lending represented approximately 6.0% (4.8% at year-end 2020), leases represented approximately 5.1% (7.0% at year-end 2020), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2020).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline, which led to favorable results in 2021.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2019, we enhanced our commercial lending team with new hires specializing in health care, bringing additional expertise to our developing presence in the Chicago metropolitan market, which led to continued growth in our loan portfolio.  In 2021, we continued to grow our commercial lending team with the addition of a sponsor finance team, which began to grow their line of business in early 2022, focusing on lower middle market private equity-backed businesses.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, a Treasury constant maturity index, LIBOR, or an alternative rate, such as SOFR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to those sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Lease Financing Receivables. We continued growth of our lease portfolio in 2021 with organic lease originations. The collateral for lease financing receivables primarily includes construction and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  While management has been actively working to reduce our concentration in real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2021, approximately $574.4 million, or 37.5% (36.3%, at year-end 2020) of the total commercial real estate loan portfolio of $1.53 billion consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.   Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  We seek to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with our borrowers.  In most cases, we have collateralized these loans and/or have taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  Our construction and development portfolio increased from $98.5 million at December 31, 2020, to $206.1 million at December 31, 2021, primarily due to the West Suburban acquisition, as well as organic growth.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released.  We experienced significant growth in residential mortgage purchase activity in 2020, as falling interest rates resulted in an increase in volume and mixture of both refinance and purchase financing opportunities. The growth in mortgage activity slowed in 2021, due to the continued reduced housing inventory, and in a rising rate environment, mortgage activity is anticipated to experience minimal to moderate growth rates.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs acquired in 2017 and 2018.  We experienced a decline in our organic home equity lending in 2021, as HELOC payoffs were accelerated on both the organic and purchased portfolios held.  This decline was offset by the purchase of HELOCs with our West Suburban acquisition.

Consumer Loans.  We also provide many types of consumer loans including primarily motor vehicle, home improvement and signature loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.  In addition, with the West Suburban acquisition, we acquired a small credit card portfolio of approximately $5.2 million at December 31, 2021, but we are anticipating exiting this line of business in 2022.

Deposit Products

We offer a full range of deposit products and services that are typically available from most banks and savings institutions. These include consumer and business checking accounts, savings accounts, money market accounts and other time deposits of various types and maturity options. Interest bearing transaction accounts and time deposits are tailored to and offered at rates competitive with those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our significant branch network will assist us in continuing to attract and retain deposits from local customers in our market areas.

Wealth Management

We offer wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2021, we had approximately $1.74 billion in assets under administration and/or management.

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

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with 39% of our employees having tenure of over ten years and 29% of our employees having at least 15 years of service as of December 31, 2021. We believe that employee development and retention starts with relationships, both among employees and with the communities we serve.  Our “O2 Cares Committee,” led by three members of our executive management team, provides oversight and direction to employee ambassadors that are tasked with fulfilling the O2 Cares Mission to “Positively affect company culture through employee led initiatives focused on career development, building strong relationships, celebrating success and community service.”  In 2021, we continued to focus on the development of our employees, providing self-directed, virtual and in person opportunities to build critical skills relative to career advancement.  A few examples of offerings include titles such as Onboarding through Connections, Coaching to Connect and Leading Career Conversations. We believe these programs improve job satisfaction, retention and advancement.  In addition, we had hundreds of attendees at our very popular Executive Coffee Break sessions where we strive to make executives accessible to all employees in a casual and fun venue.

The COVID-19 pandemic presented challenges to maintain employee and customer safety, while continuing to be open for business.  In March 2020, as part of our efforts to exercise social distancing, we closed all of our banking lobbies (other than by appointment) and conducted most of our business through drive-thru tellers and through electronic and online means.  At this time, our lobbies have reopened, but we continue to encourage customers to use electronic and online means to conduct their banking activity, and we are following social distancing and personal protective protocols as directed by the Centers for Disease Control and Prevention.  In addition, a significant percentage of our workforce has been working from home since mid-March 2020, and we expect this to continue through the majority of 2022.  In response to the pandemic, we are also monitoring employee morale and stress levels, developing new paid leave practices and providing personal protective equipment.

At December 31, 2021, we employed 891 full-time equivalent employees.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). Those reports include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507 and are accessible at no cost on our website at www.oldsecond.com in the “Investor Relations” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Certain governance policies, committee charters and other investor information including our Code of Business Conduct and Ethics are also available on our website.  No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, our  growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service (the “IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).    In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, had an impact on our operations.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Consolidated Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the 2008 global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Basel III Capital Standards. Regulatory capital rules known as the Basel III rules, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. Following the merger with West Suburban, the Company is no longer considered a “small bank holding company” as of December 31, 2021.

The Basel III rules require the Company and the Bank to maintain the following minimum capital levels:

●	a common equity Tier 1 (“CET1”), risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer effectively results in the following effective minimum capital ratios (taking into account the capital conservation buffer): (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopted the new credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2021, this additional component added to capital has been materially reversed over the past year, as provision for credit loss reversals of $10.3 million were recorded in 2021, excluding the impact of the West Suburban acquisition and resultant PCD loan marks,   As of December 31, 2021, capital measures of the Company exclude $3.8 million, which is primarily the Day One impact of CECL adoption to retained earnings recorded in 2020.

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

As of December 31, 2021, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2021, we had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Permitted Activities.  The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development)

and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities; providing financial and investment advisory services and underwriting services; and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

Acquisition Activities.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

Change in Control.  Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved.

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

Capital Requirements.  The Federal Reserve imposes certain capital requirements on a bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described above under “Regulatory Emphasis on Capital.”  Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Regulation and Supervision of the Bank—Dividend Payments.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Incentive Compensation. In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.  The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should comply with the following principles: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies.  The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.  The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.  However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation.

Regulation and Supervision of the Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

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

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2021, the Bank paid supervisory assessments to the OCC totaling $474,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  This relief has been extended and will expire on the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

The bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves.  Federal Reserve regulations have historically required FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). As of March 26, 2020, the FRBC eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement as of December 31, 2020 or 2021.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements.  The Community Reinvestment Act (“CRA”) requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.  The Bank received an overall “outstanding” rating on its most recent CRA performance evaluation.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.”  The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements.  We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice (“DOJ”) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

Anti-Money Laundering.  As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions.  Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires us to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

Current laws, such as the USA PATRIOT Act (which amended the BSA), as described below, provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. The regulators and other governmental authorities have been active in imposing “cease and desist” orders and significant money penalty sanctions against institutions found to be in violation of the anti-money laundering regulations.

On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”). The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

●	expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network (“FinCEN”), the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;
●	providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;
●	significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;
●	improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
●	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in commercial real estate is one example of regulatory concern.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) non-owner occupied commercial real estate loans outstanding plus any undrawn commitment exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans outstanding plus any undrawn commitment exceeding 100% of capital.  The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.  On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2021, concentrations in commercial real estate exceeded the 300% guideline for non-owner occupied commercial real estate loans, primarily due to additional loans acquired from the West Suburban acquisition.  We continue to monitor concentration levels as we seek to manage to an acceptable level of risk with all loan portfolio segments.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

Consumer Protection Regulations.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
●	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
●	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
●	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
●	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
●	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
●	the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
●	the Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
●	the Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
●	the Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
●	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

●	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
●	the Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

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

Risks Related to Economic Conditions, including the Impact of COVID-19

The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to a number of risks, including, without limitation, the following:

●	lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;

●	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;
●	volatility in financial and capital markets, interest rates, and exchange rates;
●	a significant decline in the market value of our common stock, which may result in us recording a goodwill impairment charge, which could adversely affect our results of operations;
●	increased demands on capital and liquidity;
●	a reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services;
●	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
●	disruptions to business operations experienced by counterparties and service providers;
●	increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic, including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”; and
●	decreased demands for our products and services.

We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.

In addition, COVID-19 initially caused us to materially increase our allowance for credit losses (“ACL”) under the current expected credit losses, or CECL, methodology. During the year ended December 31, 2020, we recorded a $14.1 million net increase in our ACL, bringing our total ACL to $33.9 million as of December 31, 2020. During the year ended December 31, 2021, we recorded an aggregate $9.5 million decrease in our ACL related to legacy Company credit losses, a $12.1 million increase related to the West Suburban acquired loan Day One fair valuation, a $12.2 million increase related to the West Suburban Day Two non-PCD life of loan credit loss estimates, and $4.4 million of net charge-offs, bringing our total ACL to $44.3 million as of December 31, 2021. The ACL reflects, among other things, the macroeconomic impact of the COVID-19 pandemic. If the adverse macroeconomic effects of the COVID-19 pandemic persist or worsen, we may further materially increase our ACL, which may have a material adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole.  Unlike larger financial institutions that are more geographically diversified, our banking franchise is headquartered in Aurora, Illinois, and is concentrated in the suburbs west and south of the Chicago metropolitan area.  In addition, the State of Illinois continues to experience severe fiscal challenges, which could result in future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, all of which could have a material adverse effect on our financial condition and results of operations.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The level of the ACL is inherently subjective and is dependent upon a variety of factors beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  We expect economic uncertainty to continue into 2022, which may result in a significant increase to our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

The application of the purchase method of accounting in our acquisition of West Suburban and any future acquisitions will impact our ACL.  Under the purchase method of accounting, all acquired loans are recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related acquired ACL is eliminated, as new credit marks are established on acquired loans based on an assessment of credit quality as of the acquisition date.  To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

Our loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $2.45 billion, or approximately 71.6%, of our loan portfolio at December 31, 2021, compared to $1.48 billion, or approximately 72.5%, at December 31, 2020.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2021, primarily as a result of the acquisition of West Suburban, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate were equal to 313.4% of our Tier 1 capital plus allowance for credit losses, compared to 274.1% at December 31, 2020.  It is management’s intent to manage our non-owner occupied commercial real estate loans back under 300% capital, as outlined in regulatory guidance, and are performing heightened monitoring over commercial real estate exposures, including concentration limits on commercial real estate type, sub-types and individual tenant exposure, frequent loan portfolio stress testing, as well as sensitivity analysis and using current and prospective market data during underwriting.  Executive management and the Board are actively involved in the review of our commercial real estate portfolio and the approval of individual transactions, with transactions over $5.0 million approved by a management loan committee that includes our chief executive officer, vice chairman, senior lending officer and the chief operating officer.  Commercial real estate transactions over $20.0 million require the additional approval of the Board.  Commercial real estate loans rated watch or worse are actively monitored and reviewed by management and the Board no less than quarterly.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain due to our commercial real estate concentration, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. However, due in part to rising inflation, in its December 2021 meeting, the Federal Reserve signaled its intention to raise interest rates, potentially three times, in 2022. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.  Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, a decrease in the general level of interest rates, among other things, may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and restructured loans still accruing interest), were $44.7 million at December 31, 2021, an increase of 93.8%, compared to $23.0 million at December 31, 2020, primarily due to the loans acquired with the West Suburban acquisition. Other real estate owned, or OREO, totaled $2.4 million at December 31, 2021, a decrease of 4.8%, compared to $2.5 million at December 31, 2020.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity. Our loan administration costs also increase because of our nonperforming assets. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive.  We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

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

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATMs, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud.  Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, multi-factor authentication, and active customer alerts defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud.  Many of these data compromises are widely reported in the media.  Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, such as our acquisition of West Suburban Bank and ABC Bank.  Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital and liquidity levels at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Our future acquisitions, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

Moreover, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. The Executive Order has received significant public support from members of Congress as well as a majority of the board members of the FDIC. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.

We may be exposed to difficulties in combining the operations of acquired or merged businesses, including West Suburban, into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities, including with respect to our merger with West Suburban.  Inherent uncertainties exist in integrating the operations of an acquired or merged business. We may lose our customers or the customers of acquired or merged entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions and mergers might not occur. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

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

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions.  The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed.  Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

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

The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption.  We have substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and we have transitioned away from the use of LIBOR to alternative rates for all new contracts as of December 31, 2021.  We continue to prepare for the transition of our existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023. During the fourth quarter of 2019, we began the process of incorporating fallback language in legacy LIBOR-based commercial loans, and began indexing new retail adjustable rate mortgages to SOFR after July 31, 2021 and new commercial originations and renewals to alternative indexes, including SOFR in the fourth quarter of 2021. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator, as well as collaborate with regulators and industry groups on the transition of existing exposures.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

With a new Congress taking office in 2021, Democrats retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC, and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2021, we had net deferred tax assets of $6.1 million, which included a $2.3 million federal net operating loss carryforward.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2021, the Bank experienced ample liquidity due to customer deposits received related to federal stimulus programs responding to the COVID-19 pandemic, as well as funds received as PPP loans were forgiven, and short-term borrowing facilities were not required to be significantly utilized. However, if funds were needed, we could seek to secure liquidity under the advance program provided under terms offered by the FHLBC.  If we are unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 63 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 57 of our properties and lease six of our locations.  Our six leased locations are under agreement from March 31, 2022 through June 30, 2030.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Part III, Item 12.

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2021, we had 872 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2021 and 2020.

	2021			2020
	High	Low	Dividend	High	Low	Dividend
First quarter	$14.16	$9.75	$0.01	$13.33	$6.09	$0.01
Second quarter	14.45	12.29	0.05	9.18	5.96	0.01
Third quarter	13.30	11.16	0.05	8.97	6.95	0.01
Fourth quarter	14.23	11.95	0.05	10.78	7.38	0.01

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

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”).  The Repurchase Program expired on September 19, 2020.  However, on October 20, 2020, the Company received notice of non-objection from the Federal Reserve Bank of Chicago to extend the Repurchase Program through October 20, 2021.  During 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  In total, we repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share under our stock repurchase program over the two year period.  We made no repurchases under the Repurchase Program in the fourth quarter of 2021.  The Repurchase Program expired on October 21, 2021, and no other repurchase program is in effect as of December 31, 2021.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2016, and ending December 31, 2021, a comparison of cumulative total returns for the Company, S&P 500 Index and the KBW NASDAQ Bank Index.  The information assumes that $100 was invested at the closing price at December 31, 2016, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Old Second Bancorp, Inc.	100.00	123.95	118.37	123.03	92.64	116.96
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
KBW Nasdaq Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2021, 2020 and 2019, and financial condition at December 31, 2021 and 2020, and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Business overview

We provide a wide range of financial services through our 63 banking locations located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to providing for the financial services needs of the communities in which we operate through our retail branch network.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  Our market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  We also offer extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

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

On December 1, 2021, we closed on our acquisition of West Suburban Bancorp, Inc. (“West Suburban”), and its wholly owned subsidiary, West Suburban Bank.   As a result of this transaction, we acquired $1.07 billion of securities available-for sale at fair value, $1.50 billion of loans, net of fair value adjustments, and $2.69 billion of deposits, net of fair value adjustments.  The transaction resulted in us increasing our presence in the west suburban Chicago area, as 34 branches were acquired with a retail and commercial client mix of loans and deposits. Historical periods before December 1, 2021, reflect results of our legacy operations. Subsequent to closing, results reflect all post-acquisition activity of the combined company.

COVID-19 Update

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on the Company. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of December 31, 2021. However, there are continuing concerns that indicate a slower return to pre-pandemic routines, such increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic in 2022.

Results of Operation and Financial Condition

We are monitoring the continuing impact of the COVID-19 pandemic on our results of operation and financial condition.  To date, the COVID-19 pandemic has not significantly impacted the health of the overall real estate industry in our markets, which have reflected relative stability over the past three years. In addition, we have not experienced significant incurred losses on loans or received communications from our borrowers that significant losses were imminent. While management does not currently expect the next year to result in the precipitous decline in the value of certain real estate assets similar to the declines seen in 2009 to 2010, our forecast includes assumptions for certain loss scenarios that may occur due to market volatility stemming from the pandemic, unrest overseas or fluctuations in interest rates.  In 2020, we increased our allowance for credit losses by $14.1 million, which was due to both our anticipation of continued market risk and uncertainty related to the pandemic and our adoption of the new CECL methodology.  In 2021, due to the lack of significant net charge-offs projected with the 2020 forecast, and a more favorable forecast for the estimated life of loans, we reversed $9.5 million of our legacy allowance for credit losses, but recorded $12.1 million of Day One credit marks to the allowance for credit losses, as well as $12.2 million of Day Two adjustments on non-purchase credit deteriorated life of loan loss estimates, each stemming from the West Suburban acquisition.  We continue to monitor the impact of COVID-19, as periods ending after December 31, 2021 may be materially impacted by the COVID-19 pandemic.

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

As of December 31, 2021, we had $86.3 million of goodwill.  At November 30, 2021, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed.  However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During 2020 and 2021, we executed 509 of these deferrals on loan balances of $242.7 million.  In accordance with interagency guidance issued in March 2020, these short term deferrals were not considered troubled debt restructurings.  As of December 31, 2021, 502 loans previously in deferral status, representing loan balances of $234.9 million, had resumed payments or paid off, and 7 loans totaling $7.8 million remained in active deferral status, of which only $7.7 million were in nonaccrual status.  In addition, we paused new foreclosure and repossession actions through December 31, 2020, and we continue to re-evaluate these activities based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

During 2020, as part of the first round of the SBA Paycheck Protection Program (“PPP”), we processed 746 PPP loan applications, representing a total of $136.7 million.  In January through May 2021, we processed an additional 574 PPP loans, totaling $62.3 million, as part of the second round of the program, before the program expired on May 31, 2021.  We started the application process for loan forgiveness for the first round of PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans during 2021.  As of December 31, 2021, we had 316 loans, which totaled $38.4 million, still outstanding under the PPP program, which includes $20.8 million of PPP loan acquired with our acquisition of West Suburban.  We expect the application process for loan forgiveness to continue through the first half of 2022, with funds to be received from the SBA for the forgiven loans through June 2022.  We recorded $3.1 million of net fee and interest income on PPP loans in 2021 and in 2020.  As of December 31, 2021, unearned net fee income on both first and second round PPP loans totaled $188,000.

Capital and Liquidity

As of December 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Summary Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2021	2020	2019
Balance sheet items at year-end
Total assets	$6,212,189	$3,040,837	$2,635,545
Total earning assets	5,845,972	2,859,154	2,444,974
Average assets	3,483,100	2,860,770	2,623,443
Loans, gross	3,421,948	2,034,851	1,930,812
Allowance for credit losses on loans	44,281	33,855	19,789
Deposits	5,466,232	2,537,073	2,126,749
Securities sold under agreement to repurchase	50,337	66,980	48,693
Other short-term borrowings	-	-	48,500
Junior subordinated debentures	25,773	25,773	57,734
Subordinated debentures	59,212	-	-
Senior notes	44,480	44,375	44,270
Notes payable and other borrowings	19,074	23,393	6,673
Stockholders’ equity	502,027	307,087	277,864

Results of operations for the year ended
Interest and dividend income	$105,215	$104,215	$115,594
Interest expense	8,451	12,464	18,835
Net interest and dividend income	96,764	91,751	96,759
Provision for credit losses	4,326	10,413	1,600
Noninterest income	39,230	37,487	35,800
Noninterest expense	103,801	81,417	79,102
Income before taxes	27,867	37,408	51,857
Provision for income taxes	7,823	9,583	12,402
Net income available to common stockholders	$20,044	$27,825	$39,455

Performance ratio
Return on average total assets	0.58%	0.97%	1.50%
Return on average equity	6.04	9.67	15.37
Average equity to average assets	9.53	10.06	9.78
Dividend payout ratio	23.01	4.26	3.03

Per share data
Basic earnings	$0.66	$0.94	$1.32
Diluted earnings	0.65	0.92	1.30
Common book value per share	11.29	10.47	9.28
Weighted average diluted shares outstanding	30,737,862	30,174,072	30,416,348
Weighted average basic shares outstanding	30,208,663	29,623,333	29,891,046
Shares outstanding at year-end	44,461,045	29,328,723	29,931,809

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.29%	1.66%	1.02%
Provision for credit losses on loans to total loans	0.13%	0.45%	0.08%
Net loans charged-off to average total loans	0.22%	0.05%	0.04%
Nonaccrual loans to total loans at end of the year	1.21%	1.09%	0.64%
Nonperforming assets to total assets at end of the year	0.76%	0.84%	0.79%
Allowance for credit losses on loans to nonaccrual loans	106.62%	151.95%	159.18%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2021				2020
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$30,839	$24,791	$24,194	$25,391	$26,006	$25,046	$25,712	$27,451
Interest expense	2,190	2,173	2,240	1,848	2,129	2,537	3,005	4,793
Net interest income	28,649	22,618	21,954	23,543	23,877	22,509	22,707	22,658
Provision for credit losses	12,326	(1,500)	(3,500)	(3,000)	-	300	2,129	7,984
Securities gains, net	(14)	244	2	-	-	(1)	-	(24)
Income (loss) before taxes	(11,539)	11,329	11,972	16,105	11,409	13,628	12,377	(6)
Net income	(9,067)	8,412	8,820	11,879	8,047	10,265	9,238	275
Basic earnings per share	(0.27)	0.30	0.30	0.41	0.27	0.35	0.31	0.01
Diluted earnings per share	(0.26)	0.29	0.30	0.40	0.27	0.34	0.31	0.01
Dividends paid per share	0.05	0.05	0.05	0.01	0.01	0.01	0.01	0.01

2021 Financial Overview

In 2021, we recorded net income of $20.0 million, or $0.65 per fully diluted share, compared to $27.8 million, or $0.92 per fully diluted share, in 2020, and $39.5 million, or $1.30 per fully diluted share, in 2019.  Our basic earnings per share for the periods presented were $0.66 in 2021, $0.94 in 2020 and $1.32 in 2019.

Our 2021 net income decreased primarily as a result of the accounting impact of, and the expenses related to, our acquisition of West Suburban Bancorp, Inc. (“West Suburban”), which resulted in our recording of $14.6 million of Day Two provision for credit losses expense (consisting of $12.2 million related to estimated future credit losses on loans, that as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”) and $2.4 million for unfunded commitments) and $13.2 million in acquisition-related costs. Adjusted net income, a non-GAAP financial measure that excludes both the Day Two provision expense and acquisition-related costs, was $41.9 million in 2021. See the discussion entitled “Non-GAAP Presentations” on page 42 and the table below, which provides a reconciliation of this non-GAAP measure and related items, to the most comparable GAAP equivalents.

	Year Ended
	December 31,
	2021	2020	2019
Net Income
(Loss) income before income taxes (GAAP)	$27,867	$37,408	$51,857
Pre-tax income adjustments:
Provision for credit losses - Day Two	14,625	-	-
Merger-related costs	13,190	-	-
Adjusted net income before taxes	55,682	37,408	51,857
Taxes on adjusted net income	13,800	9,583	12,402
Adjusted net income (non-GAAP)	$41,882	$27,825	$39,455

Basic earnings per share (GAAP)	$0.66	$0.94	$1.32
Diluted earnings per share (GAAP)	0.65	0.92	1.30
Basic earnings per share including adjusting items (non-GAAP)	1.39	0.94	1.32
Diluted earnings per share including adjusting items (non-GAAP)	1.36	0.92	1.30

The West Suburban acquisition required us to value all assets and liabilities acquired at fair value.  Based on the Day One valuation, the loan portfolio was marked to fair value, segregating the non-PCD loans from the loans that, as of the acquisition date, had experienced a more-than-insignificant deterioration in credit quality since origination (“PCD loans”).  Non-PCD loans received an adjustment to the loans’ carrying value for the interest and credit marks, while the carrying value of PCD loans was adjusted only for the interest mark.  The Day One credit mark on PCD loans, of $12.1 million as of December 1, 2021, was recorded as additional ACL for those individually evaluated loans.  In addition, under CECL guidance, a Day Two credit mark of $12.2 was recorded on non-PCD loans for estimated lifetime credit losses.  Finally, the ACL on unfunded commitments also received Day One and Day Two credit adjustments, with the Day One adjustment of $1.8 million recorded directly as an additional liability, and the Day Two credit mark recorded as provision for credit losses expense.  All recorded Day One fair value marks were offset to goodwill, and the marks that were not directly credited to the ACL are accretable over the life of the loan or the unfunded commitments, as applicable, and will be fully earned when the loan pays off, or the commitment matures or has a material advance.  Finally, the ACL was also impacted by net loan charge-off activity in all years presented.  Net loan charge-offs were $4.4 million in 2021 and $979,000 in 2020, compared to net loan recoveries of $817,000 in 2019.

Net interest and dividend income increased $5.0 million, or 5.5% for 2021 compared to 2020, due primarily to the West Suburban acquisition and the reduction of interest rates by the Federal Reserve in 2020, which resulted in a decrease in our cost of funds. Excluding the acquisition-related adjustments recorded in late 2021, net income was favorably impacted by our acquisition of West Suburban on December 1, 2021, which added $5.8 million, and included $4.6 million in net interest and dividend income and $876,000 of noninterest income.

Average loans, including loans held-for-sale, increased $37.8 million, or 1.9%, in 2021 compared to 2020.  Contributing to this growth was our acquisition of West Suburban and the resultant loan portfolio acquired. Other factors contributing to growth included organic loan growth in our commercial, leases, construction, and commercial real estate-investor loan portfolios.  Offsetting our loan growth in 2021, compared to 2020, was a 69 basis point decrease in average rates earned on interest earning assets.  Average interest bearing deposits increased $320.9 million, or 20.8%, for 2021 compared to 2020, while average deposit rates decreased 30 basis points over the same period.  The decrease in rates was primarily due to the falling interest rate environment in 2021, due to the Federal Reserve rate reductions, and deposit accounts repricing to the lower rates as the year progressed, which impacted all interest-bearing deposit categories.  Average noninterest bearing deposits increased by $211.6 million, or 25.4%, from 2020 to 2021, as a result of our acquisition of West Suburban, as well as growth in commercial demand deposits which correlated with federal stimulus funds received due to COVID-19, as well as growth in our commercial, leases, construction, and commercial real estate loans.

We continued to reposition our balance sheet in 2021 to provide appropriate funding for loan growth, ensure adequate liquidity during the COVID-19 pandemic, reduce asset quality risk, and decrease our cost of funds through organic deposit growth.  In 2021, our available-for-sale securities portfolio increased $1.20 billion, compared to 2020, due primarily to the $1.07 billion of securities acquired in our acquisition of West Suburban, and additional purchases of $886.1 million during 2021, less sales, maturities, and calls of $744.8 million, the majority of which occurred immediately after our acquisition of West Suburban to reposition the portfolio based on our investment strategy.  The unrealized mark to market adjustment on securities totaled $15.5 million as of December 31, 2021, compared to $24.2 million at December 31, 2020, due to market interest rate fluctuations as well as changes year over year in the composition of the securities portfolio.  Average interest bearing liabilities increased $354.2 million, to $2.1 billion in 2021 from $1.7 billion in 2020, as funding needs in 2021 were also met by an increase in average noninterest bearing deposits year over year.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2021, we experienced loan growth of $1.39 billion, or 68.2%, over 2020.  The growth was driven primarily by our acquisition of West Suburban, and the resultant $1.50 billion of loans acquired, as well as an active commercial lending team in new and existing markets, and the continued development of a lease lending team.  Asset quality levels have remained relatively stable over the last few years relative to total assets, with nonperforming assets of $47.0 million or 0.76% of total assets for 2021, compared to $25.5 million, or 0.84% of total assets for 2020, and $20.9 million, or 0.79% of total assets, for 2019, with the total dollar increase in 2021 primarily due to the West Suburban acquisition.  We also continued to take steps to control operating expenses and increase net income.  A decline in other real estate owned holdings of $118,000 in 2021 resulted in a decrease of $484,000 in net other real estate owned expenses for 2021 compared to 2020, and a decline in other real estate owned holdings of $2.5 million in 2020 compared to 2019 resulted in a minimal increase in expenses of $228,000 in the like period.  As we focused on reducing noninterest expenses, exclusive of acquisition-related activity, we were also able to maintain our profitable wealth management business and secondary residential real estate originations and sales as important sources of noninterest income.

Critical accounting estimates

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

Allowance for credit losses for loans

The allowance for credit losses (“ACL”) for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio.  Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.  Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

The ACL involves critical accounting estimates because:

●	changes in the provision for credit losses can materially affect our financial results;
●	estimates relating to the ACL require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default; and
●	the ACL is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment; and
●	considerable judgment is required to determine whether the models used to generate the ACL produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Because our estimates of the ACL involve judgments and are influenced by factors outside of our control, there is uncertainty inherent in these estimates. Changes in such estimates could significantly impact our ACL and provision for credit losses. See Note 1 – Basis of Presentation and Changes in Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this annual report for a discussion of our ACL.

As a result of management’s modeling, we recorded an ACL on loans of $44.3 million as of December 31, 2021; in addition, we recorded an ACL on unfunded commitments of $6.2 million as of December 31, 2021, included within other liabilities.  We recorded provision for credit losses of $4.3 million in 2021, comprised of a $9.4 million release of provision for credit losses expense on loans, a $12.2 million Day Two non-PCD credit mark on West Suburban acquired loans, and a $1.5 million provision for credit losses on unfunded commitments, compared to $10.4 million and $1.6 million of provision expense on loans recorded in 2020 and 2019, respectively.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

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

In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available.  If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.  Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  In 2018, we adopted ASU 2016-01, which, among other topics addressed, required business entities to use the exit price notion, as defined in ASC 820, for the measurement of the fair value of financial instruments.  Adoption of this standard resulted in our use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures.  See Note 17 “Fair Value Measurements” and Note 18 “Fair Values of Financial Instruments,” to the consolidated financial statements which include information about the extent to which fair value is used to measure assets and liabilities, and the valuation methodologies and key inputs used for further information regarding the valuation processes.

Non-GAAP Financial Measures

This annual report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of adjusted net income, net interest income and net interest income to interest earning assets on a tax equivalent (“TE”) basis and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factor and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

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

Our net interest income increased $5.0 million, or 5.5%, to $96.8 million for 2021, from $91.8 million for 2020.  The increase in 2021 was primarily driven by our December 1, 2021 acquisition of West Suburban, and the resultant $4.6 million in net interest income.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 2.96% for the year ended 2021, compared to 3.43% for the year ended 2020, a decrease of 47 basis points.  Our net interest margin on a taxable equivalent (TE) basis, was 3.00% for the year ended 2021, compared to 3.48% for the year ended 2020, a decrease of 48 basis points.  Although average interest earning assets increased $598.0 million during 2021, the market rate reductions were more impactful than the volume growth of lower yielding assets.  The decrease in interest expense in 2021 compared to 2020 was due primarily to lower rates paid on all interest bearing deposits, as well as a reduction of our short-term funding needs, as our excess liquidity on hand allowed us to utilize minimal short-term borrowings for the majority of 2021.

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

Our average earning assets increased $598.0 million, or 22.4%, to $3.27 billion in 2021, from $2.67 billion in 2020.  The increase was primarily attributable to growth in our interest earning assets with financial institutions of $312.9 million stemming from the West Suburban acquisition, as well as an increase in our loan portfolio, also primarily due to the West Suburban acquisition, in addition to organic commercial, lease financing, construction, and commercial real estate loan growth.   Our average earning assets increased $241.3 million, or 9.9%, to $2.67 billion in 2020, from $2.43 billion in 2019.  The increase was primarily attributable to growth in our interest earning assets with financial institutions of $158.7 million stemming from federal stimulus funds received, as well as an increase in our loan portfolio, primarily due to PPP loans originated, in addition to organic commercial, lease financing, construction, and commercial real estate loan growth.

Our average interest bearing liabilities increased $354.2 million, or 20.8%, to $2.1 billion for 2021, from $1.7 billion in 2020, due primarily to an increase in all deposit categories, other than time deposits.  Interest bearing deposits increased by $320.9 million to $1.86 billion in 2021, compared to $1.54 billion in 2020, due primarily to the West Suburban acquisition. Deposit growth was also driven by federal stimulus funds received by depositors, as well as growth in commercial deposit accounts stemming from new commercial loans.  Our average other borrowings increased $33.3 million to $196.6 million in 2021 from $163.3 million in 2020. This was mainly due to an increase of $7.1 million in average securities sold under repurchase agreements and an increase of $43.8 million in average subordinated debentures due to the issuance of $60 million in privately placed subordinated notes in April 2021. Our average interest bearing liabilities increased $10.8 million, or 0.6%, from $1.69 billion in 2019 to $1.70 billion in 2020, due primarily to an increase in all deposit categories, other than time deposits.  Deposit growth was driven by federal stimulus funds received by depositors, as well as growth in commercial deposit accounts stemming from new commercial loans.  Our other short-term borrowings declined due to our excess liquidity on hand, while our average junior subordinated debentures decreased due to our March 2020 redemption of the Old Second Capital Trust I trust preferred securities and related junior subordinated debentures totaling $32.6 million.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Year Ended December 31,
	2021			2020			2019
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$493,313	$656	0.13	$180,439	$258	0.14	$21,783	$459	2.11
Securities:
Taxable	522,794	8,099	1.55	265,312	6,773	2.55	253,260	9,256	3.65
Non-taxable (TE)[1]	188,952	6,549	3.47	199,386	6,926	3.47	249,976	9,399	3.76
Total securities (TE)[1]	711,746	14,648	2.06	464,698	13,699	2.95	503,236	18,655	3.71
Dividends from FHLBC and FRBC	10,201	456	4.47	9,917	484	4.88	10,730	602	5.61
Loans and loans held-for-sale [1,2]	2,057,691	90,848	4.42	2,019,903	91,241	4.52	1,897,909	97,866	5.16
Total interest earning assets	3,272,951	106,608	3.26	2,674,957	105,682	3.95	2,433,658	117,582	4.83
Cash and due from banks	30,621	-	-	31,143	-	-	34,027	-	-
Allowance for credit losses on loans	(32,183)	-	-	(29,771)	-	-	(19,548)	-	-
Other noninterest bearing assets	211,711	-	-	184,441	-	-	175,306	-	-
Total assets	$3,483,100			$2,860,770			$2,623,443

Liabilities and Stockholders' Equity
NOW accounts	$532,507	$380	0.07	$456,284	$564	0.12	$432,028	$1,386	0.32
Money market accounts	407,352	344	0.08	296,398	497	0.17	289,745	1,086	0.37
Savings accounts	556,730	237	0.04	363,331	508	0.14	308,847	488	0.16
Time deposits	365,167	1,510	0.41	424,831	5,033	1.18	431,377	6,736	1.56
Interest bearing deposits	1,861,756	2,471	0.13	1,540,844	6,602	0.43	1,461,997	9,696	0.66
Securities sold under repurchase agreements	60,895	82	0.13	53,808	202	0.38	43,698	577	1.32
Other short-term borrowings	-	-	-	11,255	179	1.59	73,757	1,755	2.38
Junior subordinated debentures	25,773	1,133	4.40	31,101	2,215	7.12	57,710	3,724	6.45
Subordinated debentures	43,820	1,610	3.67	-	-	-	-	-	-
Senior note	44,429	2,692	6.06	44,323	2,692	6.07	44,212	2,699	6.10
Notes payable and other borrowings	21,700	463	2.13	22,812	574	2.52	12,008	384	3.20
Total interest bearing liabilities	2,058,373	8,451	0.41	1,704,143	12,464	0.73	1,693,382	18,835	1.11
Noninterest bearing deposits	1,043,739	-	-	832,180	-	-	650,400	-	-
Other liabilities	49,105	-	-	36,758	-	-	22,984	-	-
Stockholders' equity	331,883	-	-	287,689	-	-	256,677	-	-
Total liabilities and stockholders' equity	$3,483,100			$2,860,770			$2,623,443
Net interest income (GAAP)		$96,764			$91,751			$96,759
Net interest margin (GAAP)			2.96			3.43			3.98

Net interest income (TE)[1]		$98,157			$93,218			$98,747
Net interest margin (TE)[1]			3.00			3.48			4.06
Core net interest margin (TE - excluding PPP loans)[1]			2.96			3.48			4.06
Interest bearing liabilities to earning assets	62.89%			63.71%			69.58%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2021, 2020 and 2019.  See the discussion entitled “Non-GAAP Presentations” below and the table on page 43 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes fees of $5.8 million for 2021, $4.3 million for 2020 and $1.1 million for 2019.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2021	2020	2019
Interest income (GAAP)	$105,215	$104,215		$115,594
Taxable equivalent adjustment - loans	18	12		14
Taxable equivalent adjustment - securities	1,375	1,455		1,974
Interest income (TE)	106,608	105,682		117,582
Less: interest expense (GAAP)	8,451	12,464		18,835
Net interest income (TE)	$98,157	$93,218		$98,747
PPP loan - interest and net fee income	$3,146	$3,116	$	N/A
Net interest income (TE - excluding PPP loans)	$95,011	$90,102		$98,747
Net interest income (GAAP)	$96,764	$91,751		$96,759
Average interest earning assets	$3,272,951	$2,674,957		$2,433,658
Average PPP loans	$67,008	83,251		N/A
Average interest earning assets - excluding PPP loans	$3,205,943	$2,591,706		$2,433,658
Net interest margin (GAAP)	2.96%	3.43%		3.98%
Net interest margin (TE)	3.00%	3.48%		4.06%
Core net interest margin (TE - excluding PPP loans)	2.96%	3.48%		4.06%

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

Analysis of Year-to-Year Changes in Net Interest Income1

	2021 Compared to 2020			2020 Compared to 2019
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest earning deposits	$414	$(17)	$397	$(230)	$29	$(201)
Securities:
Taxable	2,229	(903)	1,326	465	(2,948)	(2,483)
Tax-exempt	(362)	(15)	(377)	(1,797)	(676)	(2,473)
Dividends from FHLBC and FRBC	14	(42)	(28)	(43)	(75)	(118)
Loans and loans held-for-sale	1,893	(2,285)	(392)	7,130	(13,755)	(6,625)
Total interest and dividend income	4,188	(3,262)	926	5,525	(17,425)	(11,900)
Interest expense
NOW accounts	120	(304)	(184)	83	(905)	(822)
Money market accounts	469	(622)	(153)	26	(615)	(589)
Savings accounts	883	(1,154)	(271)	58	(38)	20
Time deposits	(625)	(2,898)	(3,523)	(101)	(1,602)	(1,703)
Securities sold under repurchase agreements	31	(151)	(120)	179	(554)	(375)
Other short-term borrowings	(90)	(90)	(180)	(1,133)	(443)	(1,576)
Junior subordinated debentures	(335)	(747)	(1,082)	(1,947)	438	(1,509)
Senior notes	-	-	-	7	(14)	(7)
Subordinated debt	1,610	-	1,610	-	-	-
Notes payable and other borrowings	(27)	(84)	(111)	250	(60)	190
Total interest expense	2,036	(6,050)	(4,014)	(2,578)	(3,793)	(6,371)
Net interest and dividend income	$2,152	$2,788	$4,940	$8,103	$(13,632)	$(5,529)

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

Provision for credit losses

The provision for credit losses is the expense necessary to maintain the ACL at levels appropriate to absorb our estimate of credit losses expected over the life of our loan portfolio and unfunded lending commitments.

We recorded a $4.3 million provision for credit losses in 2021, a decrease of $6.1 million, from 2020. The decrease in provision expense over the prior year was primarily due to a $9.4 million release of provision for credit losses expense on loans, as economic conditions began to improve in 2021 and the projected impact of the COVID-19 pandemic on our future credit losses was anticipated to be less than our prior projections, partially offset by the Day Two provision expense related to our acquisition of West Suburban of $14.6 million (consisting of a $12.2 million on non-PCD loans and a $2.4 million on acquired unfunded commitments). Our provision for credit losses in 2020 reflected the forecasted impact of COVID-19 and related uncertainty.

For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2021	2020	2019	2021-2020	2020-2019
Wealth management	$9,334	$7,905	$8,045	18.1	(1.7)
Service charges on deposits	5,408	5,512	7,715	(1.9)	(28.6)
Residential mortgage banking revenue
Secondary mortgage fees	1,044	1,654	772	(36.9)	114.2
Mortgage servicing rights mark to market gain (loss)	1,261	(3,999)	(2,662)	131.5	(50.2)
Mortgage servicing income	2,180	1,950	1,881	11.8	3.7
Net gain on sales of mortgage loans	9,300	15,519	5,112	(40.1)	203.6
Total residential mortgage banking revenue	13,785	15,124	5,103	(8.9)	196.4
Securities gains (losses), net	232	(25)	4,511	1,028.0	(100.6)
Increase in cash surrender value of BOLI	1,390	1,233	1,415	12.7	(12.9)
Death benefit realized on bank-owned life insurance	-	57	872	(100.0)	(93.5)
Card related income	6,704	5,532	5,861	21.2	(5.6)
Other income	2,377	2,149	2,278	10.6	(5.7)
Total noninterest income	$39,230	$37,487	$35,800	4.6	4.7

N/M - Not meaningful

Our total noninterest income increased $1.7 million, or 4.6%, to $39.2 million for 2021, compared to $37.5 million for 2020.  The increase was primarily due to:

●	Mark to market gains on mortgage servicing rights (MSRs) of $1.3 million in 2021, compared to a mark to market loss on MSRs of $4.0 million recorded in 2020, primarily due to rising market interest rates in late 2021.
●	A $1.4 million, or 18.1%, increase in wealth management income in 2021, from $7.9 million in 2020, due to growth in assets under management due to rising interest rates and an increase in wealth management clients.
●	Net securities gains of $232,000 in 2021, compared to net losses of $25,000 in 2020. The gains in 2021 were primarily due to portfolio sales of $605.8 million in 2021, the majority of which occurred following our acquisition of West Suburban to reposition the portfolio based on our investment strategy.
●	A $1.2 million, or 21.2%, increase in card-related income in 2021, compared to 2020, due to increased consumer spending and card-related income acquired in our acquisition of West Suburban.
●	Other income increased $228,000, or 10.6% in 2021, compared to 2020, primarily due to the sale of an unconsolidated subsidiary in May 2021.

Partially offsetting these increases were reductions in secondary mortgage fees of $610,000, or 36.9%, in 2021 compared to 2020, as well as a reduction in the net gain on sales of mortgage loans of $6.2 million, or 40.1%, over the same period, each due to a reduction in mortgage loan origination volumes in 2021 due to the rising rate environment.  Finally, service charges on deposits decreased $104,000, or 1.9%, in 2021 compared to 2020, due to a reduction in overdraft fees assessed, and a change in the posting order of checks and electronic payments processed, and we had no BOLI death benefit proceeds in 2021, compared to $57,000 in 2020.

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

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2021	2020	2019	2021-2020	2020-2019
Salaries	$42,444	$38,058	$36,413	11.5	4.5
Officers incentive	5,352	3,574	3,378	49.7	5.8
Benefits and other	9,895	7,915	7,078	25.0	11.8
Total salaries and employee benefits	57,691	49,547	46,869	16.4	5.7
Occupancy, furniture and equipment	13,583	8,498	8,289	59.8	2.5
Computer and data processing	7,938	5,143	5,631	54.3	(8.7)
FDIC insurance	975	597	176	63.3	239.2
General bank insurance	1,214	1,030	1,002	17.9	2.8
Amortization of core deposit intangible	644	494	539	30.4	(8.3)
Advertising expense	343	298	1,225	15.1	(75.7)
Card related expense	2,538	2,195	1,956	15.6	12.2
Legal fees	1,105	761	675	45.2	12.7
Consulting & management fees	5,005	760	242	558.6	214.0
Other real estate owned expense, net	167	651	423	(74.3)	53.9
Other expense	12,598	11,443	12,075	10.1	(5.2)
Total noninterest expense	$103,801	$81,417	$79,102	27.5	2.9

Our total noninterest expense increased by $22.4 million, or 27.5%, in 2021 compared to 2020.  The increase was primarily due to:

●	An $8.1 million, or 16.4%, increase in total salaries and employee benefits, comprised of a $4.4 million increase in salaries primarily due to the West Suburban acquisition, a $1.8 million increase in officers’ incentives primarily due to higher incentive accruals in 2021, and a $2.0 million increase in benefits and other expense primarily due to increases stemming from additional employees from our acquisition of West Suburban and increases in employee insurance costs as more employees returned to more routine medical appointments, many of which were on hold during 2020 due to the COVID-19 pandemic. Our number of full-time equivalent employees was 891 as of December 31, 2021, compared to 533 as of December 31, 2020, with the increase due primarily to the West Suburban acquisition. We are currently facing challenges in achieving a fully-staffed work force due to the current labor market conditions. Many of our staff members continue to work remotely, or have a hybrid schedule of both in-office and remote workdays.
●	A $5.1 million, or 59.8%, increase in occupancy, furniture and equipment expense primarily due to the acquisition of West Suburban related assets, which included $3.8 million of branch write-downs in the fourth quarter of 2021, based on our deployment of a branch assessment to determine overlap following the merger.
●	A $2.8 million, or 54.3%, increase in computer and data processing expense, primarily due to merger-related costs incurred related to our acquisition of West Suburban.
●	A $4.2 million, or 558.6%, increase in consulting and management fees, primarily due to merger-related costs incurred related to our acquisition of West Suburban. This significant increase included $3.0 million of fees for financial advisory and investment banking services related to the West Suburban acquisition.
●	A $1.2 million, or 10.1%, increase in other expense in 2021, compared to 2020, primarily attributable to merger-related costs incurred related to our acquisition of West Suburban.

Partially offsetting these increases to noninterest expense was a $484,000, or 74.3%, reduction in other real estate owned expense primarily due to a $278,000 reduction in valuation reserve expenses and other reductions in insurance and taxes, professional, closing cost, and other expenses relating to OREO.

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

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2021, is detailed in Note 11 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $7.8 million for 2021 compared to an income tax expense of $9.6 million for 2020 and $12.4 million for 2019.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 28.1% for 2021, 25.6% for 2020, and 23.9% for 2019.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $6.21 billion at December 31, 2021, an increase of $3.17 billion, or 104.3%, from December 31, 2020.  Our total cash and cash equivalents increased $422.2 million, driven by an increase in interest earning deposits with financial institutions, primarily due to the acquisition of West Suburban.

Our loans increased by $1.39 billion, or 68.2%, to $3.42 billion for the year ended December 31, 2021, compared to 2020.  This increase is primarily due to the December 1, 2021 acquisition of West Suburban, and the resultant $1.50 billion loan portfolio acquired.  In addition, we also had organic loan growth in 2021, primarily in our commercial, leases, construction and commercial real estate investor loan portfolios.

Our total securities increased by $1.20 billion, or 241.1%, for the year ended December 31, 2021, compared to 2020, primarily due to the acquisition of $1.07 billion of securities with our acquisition of West Suburban, immediately followed by security sales of approximately $605.8 million to reposition the portfolio based on our investment strategy, offset by additional purchases from the liquidity provided from such sales. We recorded pretax net security gains of $232,000 in 2021.

In 2021, management emphasized a desire for excess liquidity due to uncertainty related to the COVID-19 pandemic, as well as short duration investments and credit quality in all investing and lending decisions.  We also continued to experience a high level of competition for loans in our target markets.  The balance of our other real estate owned decreased to $2.4 million as of December 31, 2021, from $2.5 million as of December 31, 2020.   In December 2021, we acquired three OREO properties in our acquisition of West Suburban, with a total net book value of $5.6 million, and we sold two of these properties in December, which had a net book value of $5.2 million.

Our total liabilities were $5.71 billion at December 31, 2021, an increase of $2.98 billion, or 108.9%, from December 31, 2020.  Total deposits increased by $2.93 billion, or 115.5%, to $5.47 billion for the year ended December 31, 2021, compared to $2.54 billion for the year ended December 31, 2020, primarily due to $2.69 billion of deposits acquired in our acquisition of West Suburban. In addition, organic growth in demand deposits, savings, NOW and money market accounts also contributed to the increase.  Management continued to fund new lending with deposit growth and securities sold under repurchase agreements, and we were able to reduce our short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”) due to our liquidity on hand.

At December 31, 2021, total stockholders’ equity was $502.0 million, compared to $307.1 million at December 31, 2020.

Investments

As shown below, we experienced significant changes in our securities portfolio in 2021, primarily due to the $1.07 billion of securities we acquired with our West Suburban acquisition.  We also purchased $886.1 million of securities during 2021, less sales, maturities, calls and paydowns of $744.7 million, primarily to align the securities portfolio to our investment strategy of higher credit, lower duration holdings immediately after the West Suburban acquisition.  In addition to rebalancing the portfolio, we added high quality floating-rate or shorter duration fixed-rate assets that will likely increase our book value over a range of interest rate scenarios.  The size of the portfolio increased in 2021 compared to 2020 primarily from the West Suburban acquisition, but there were unrealized mark to market net losses of $8.7 million in 2021. We had minimal changes in the overall composition of our securities portfolio from 2019 to 2020.  However, the size of the portfolio increased in 2020 compared to 2019 primarily due to an increase in unrealized mark to market gains of $14.7 million in 2020.

Securities Available-for-Sale Portfolio

	2021			2020			2019
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
Securities available-for-sale
U.S. Treasury	$202,251	$202,339	12.0	$4,014	$4,117	0.8	$4,010	$4,036	0.8
U.S. government agencies	62,587	61,888	3.6	6,811	6,657	1.3	8,502	8,337	1.7
U.S. government agency mortgage-backed	172,016	172,302	10.2	16,098	17,209	3.5	16,164	16,588	3.4
States and political subdivisions	240,793	256,465	15.1	229,352	249,259	50.2	240,399	249,175	51.4
Corporate bonds	10,000	9,887	0.6	-	-	0.0	-	-	0.0
Collateralized mortgage obligations	673,238	672,967	39.8	53,999	56,585	11.4	57,059	57,984	12.0
Asset-backed securities	236,293	236,877	14.0	130,959	131,818	26.6	82,114	81,844	16.9
Collateralized loan obligations	79,838	79,763	4.7	30,728	30,533	6.2	66,898	66,684	13.8
Total securities available-for-sale	$1,677,016	$1,692,488	100.0	$471,961	$496,178	100.0	$475,146	$484,648	100.0

Our investment portfolio serves as both an important source of liquidity and as a source of income.  Accordingly, the size and composition of the portfolio reflects our liquidity needs, loan demand and interest income objectives.  We will adjust the size and composition of the portfolio from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address future liquidity needs, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Our total securities as of December 31, 2021, reflected a net increase of $1.20 billion, or 241.1%, from December 31, 2020, primarily due to the $1.07 billion of securities we acquired with our West Suburban acquisition.  We executed security purchase and sales in 2021 to rebalance the portfolio to our investment strategies which generally focus on higher credit, lower duration securities.  As 2021 progressed, we focused on shorter duration issuances, but we retained a higher credit rating requirement for purchases.  Of the total $744.7 million recorded in security sales, call, maturities and paydowns in 2021, $279.4 million were related to U.S. government agency mortgage-backed securities, and $321.6 million were related to collateralized mortgage obligations.  We recorded net securities gains of $232,000 in 2021 related to sales and calls during the year.  We executed securities purchases during 2021 to use a portion of the liquidity from the rebalancing of the overall portfolio, with investments primarily in U.S. Treasuries, collateralized mortgage obligations, and asset-backed securities.

Some of our holdings of U.S. government agency MBS and CMOs are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which do carry the full faith and credit of the U.S. government.  We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of ABS were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  Our CLO S&P or Moody’s ratings distribution consists of 100% rated AAA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2021. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$4,050	1.85%	$198,289	0.88%	$-	-%	$-	-%	$202,339	1.85%
U.S. government agencies	-	-	56,879	0.81	5,009	1.37	-	-	61,888	1.28
States and political subdivisions	4,657	0.72	9,482	1.75	40,461	2.57	201,865	2.98	256,465	2.98
Corporate bonds	-	-	9,887	0.75	-	-	-	-	9,887	0.75
	8,707	1.24	274,537	0.89	45,470	2.43	201,865	2.98	530,579	1.79
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	845,269	1.19
Asset-backed securities	-	-	-	-	-	-	-	-	236,877	1.12
Collateralized loan obligations									79,763	1.60
Total securities available-for-sale	$8,707	1.24%	$274,537	0.89%	$45,470	2.43%	$201,865	2.98%	$1,692,488	1.38%

As of December 31, 2021, net unrealized gains on available-for-sale securities totaled $15.5 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $11.1 million.  As of December 31, 2020, net unrealized gains on available-for-sale securities totaled $24.2 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $17.4 million.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of
(Dollars in thousands)	2021	Total	2020	Total	2019	Total
Commercial	$771,474	22.5	$407,159	20.0	$332,842	17.2
Leases	176,031	5.2	141,601	7.0	119,751	6.2
Commercial real estate - Investor	957,389	28.0	582,042	28.6	520,095	26.9
Commercial real estate - Owner occupied	574,384	16.8	333,070	16.4	345,504	17.9
Construction	206,132	6.0	98,486	4.8	69,617	3.6
Residential real estate - Investor	63,399	1.9	56,137	2.8	71,105	3.7
Residential real estate - Owner occupied	213,248	6.2	116,388	5.7	136,023	7.0
Multifamily	309,164	9.0	189,040	9.3	189,773	9.8
HELOC	115,664	3.4	80,908	4.0	91,605	4.7
HELOC - Purchased	10,626	0.3	19,487	1.0	31,852	1.6
Other[1]	24,437	0.7	10,533	0.4	12,258	0.9
Total loans (which excludes deferred loans costs and PCI loans for December 31, 2019)[2]	3,421,948	100.0	2,034,851	100.0	1,920,425	99.5
Net deferred loans costs	-	-	-	-	1,786	0.1
PCI loans	-	-	-	-	8,601	0.4
Total loans (including deferred loan costs and PCI loans for December 31, 2019 only)[2]	$3,421,948	100.0	$2,034,851	100.0	$1,930,812	100.0

1 The “Other” class includes consumer loans and overdrafts.

2  As noted in the paragraph below, for the period ended December 31, 2019 (before the Company’s adoption of CECL on January 1, 2020), purchased credit impaired (“PCI”) loans and their related deferred loan costs (now PCD loans) were excluded from nonperforming loan disclosures and were therefore separately reported.  After the adoption of CECL, all PCD loans are now included within each relevant loan type and are not separately reported as PCI loans, because such loans are now included within the Company’s nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.

Our total loans were $3.4 billion as of December 31, 2021, an increase of $1.4 billion from $2.0 billion as of December 31, 2020. This increase was primarily due to the December 1, 2021 acquisition of West Suburban, and the resultant $1.5 billion loan portfolio acquired.

Growth in the year over year period also included PPP loan originations of $62.3 million, recorded within commercial loans, with $38.4 million of PPP loans outstanding as of December 31, 2021, consisting of $17.7 million related to 131 PPP loans originated by the Company, which includes five first round PPP originations of $2.4 million not yet paid off or forgiven, and $20.8 million related to PPP loans originated by West Suburban before the acquisition. In addition, we experienced organic loan growth primarily in our commercial, leases, commercial real estate—investor and construction loan portfolios.  We recorded total loan originations and renewals of $892.5 million in 2021, but we also experienced accelerated paydowns in 2021 due to high levels of customer liquidity.

We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Management continues to emphasize loan portfolio quality, which was evidenced by the stable nonperforming loan metrics, excluding acquired loans from West Suburban, discussed in the “Asset Quality” section below.  As a result, we recorded net loan charge-offs of $4.4 million in 2021, net loan charge-offs of $979,000 in 2020, and net loan charge-offs of $817,000 in 2019.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years.  While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate categories represented 71.6% and 72.5% of the portfolio at December 31, 2021 and 2020, respectively.  Our lending exposure is diversified across our commercial, leasing, commercial real estate, residential real estate, construction loan, multifamily and HELOC portfolios, with total loan portfolio growth in each of the three years presented above. We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2021.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2021:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		After One Year		After Five Years
		Through Five Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Commercial Loans	$246,404	$276,200	176,546	58,967	10,936	1,115	1,306	$771,474
Leases	2,808	145,652	1,297	26,274	-	-	-	176,031
Commercial real estate - Investor	164,728	448,961	203,958	71,608	68,035	-	99	957,389
Commercial real estate - Owner Occupied	64,727	275,132	70,836	46,030	107,922	-	9,737	574,384
Construction	82,271	59,750	40,281	13,464	9,849	75	442	206,132
Real estate - Investor	11,276	23,195	4,182	4,765	4,975	1,050	13,956	63,399
Real estate - Owner Occupied	6,062	5,130	4,968	67,505	12,483	44,945	72,155	213,248
Multifamily	44,766	188,517	12,547	41,932	20,012	-	1,390	309,164
HELOC	5,380	1,055	21,085	2,635	9,135	5,526	70,848	115,664
HELOC - Purchased	-	-	-	10,446	-	180	-	10,626
Other[1]	14,957	6,461	2,367	399	253	-	-	24,437
Total	$643,379	$1,430,053	$538,067	$344,025	$243,600	$52,891	$169,933	$3,421,948

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing troubled debt restructured loans accruing interest and loans 90 days or more past due still accruing interest.  Remediation work continues in all segments.  Management believes that the full impacts of the COVID-19 pandemic are not yet known. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank. Once these stimulus programs have been fully exhausted, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, including a slower return to pre-pandemic routines, due to concerns related to increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions.

Nonperforming loans increased by $21.6 million to $44.7 million at December 31, 2021, from $23.0 million at December 31, 2020. Nonperforming assets, which includes nonperforming loans plus other real estate owned, totaled $47.0 million as of December 31, 2021, compared to $25.5 million as of December 31, 2020.    Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, the Company determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Credit metrics, excluding the impact of the West Suburban acquisition, continued to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.2% as of December 31, 2021, from 1.1% as of December 31, 2020, and 0.8% December 31, 2019.  The distribution of our nonperforming loans is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

(Dollars in thousands)	2021	2020	2019
Nonaccrual loans	$41,531	$22,280	$12,432
Performing troubled debt restructured loans accruing interest	25	331	872
Loans past due 90 days or more and still accruing interest	3,110	434	2,545
Total nonperforming loans	44,666	23,045	15,849
Other real estate owned	2,356	2,474	5,004
Total nonperforming assets	$47,022	$25,519	$20,853

PCI loans, net of purchase accounting adjustments (applicable for December 31, 2019 only) [1]	$-	$-	$8,601

Other real estate owned ("OREO") as % of nonperforming assets (and excluding PCI loans for December 31, 2019 only)	5.0%	9.7%	24.0%

1	In 2020, due to the adoption of CECL, PCD loans (formerly PCI loans) are now included in total nonperforming assets, if their risk rating at period end so indicates. For the period ended December 31, 2019, PCI loans were not included within total nonperforming assets since we were accreting interest income over the expected life of the loan.

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $280,000, $70,000 and $347,000 was recorded and collected during 2021, 2020 and 2019, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2021, 2020 and 2019, had these loans been on an accrual basis throughout the year, was approximately $1.6 million, $461,000 and $1.3 million, respectively.  There were approximately $5.1 million and $1.3 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2021 and 2020, respectively.  Additionally, the nonaccrual loans above include $3.7 million and $2.7 million in restructured loans for the years ending December 31, 2021 and 2020.

Total past due loans, including accruing and nonaccrual loans, totaled $27.3 million at year-end 2021, a $4.4 million increase from year end 2020, resulting in the rate of past due loans to total loans decreasing to 0.8% at year-end 2021 compared to 1.13% at year-end 2020, and 1.33% at year-end 2019.  Refer to Note 4, “Loans”, in our consolidated financial statements, below, for further detail of past due loans by classification for 2021 and 2020.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2021	2020	2019	2021-2020	2020-2019
Commercial	$32,712	$2,679	$11,688	N/M	(77.1)
Leases	3,754	3,222	329	16.5	879.3
Commercial real estate - Investor	10,667	5,117	4,926	108.5	3.9
Commercial real estate - Owner occupied	15,429	11,187	7,956	37.9	40.6
Construction	2,104	5,192	262	(59.5)	N/M
Residential real estate - Investor	1,265	1,516	1,390	(16.6)	9.1
Residential real estate - Owner occupied	5,099	4,040	3,631	26.2	11.3
Multifamily	2,278	7,558	503	(69.9)	N/M
HELOC	1,243	1,540	1,789	(19.3)	(13.9)
HELOC - Purchased	180	-	180	N/M	(100.0)
Other(1)	10	4	359	150.0	(98.9)
Total classified loans (excluding PCI loans for December 31, 2019 only)[2]	74,741	42,055	33,013	77.7	27.4
Other real estate owned	2,356	2,474	5,004	(4.8)	(50.6)
Total classified assets, excluding PCI loans[2]	77,097	44,529	38,017	73.1	17.1
PCI, net of purchase accounting adjustments[2]	-	-	8,601	-	(100.0)
Total classified assets	$77,097	$44,529	$46,618	73.1	(4.5)

N/M - Not meaningful

1 The “Other” class includes consumer loans and overdrafts.

2 In 2020, due to the adoption of CECL, PCD loans (formerly PCI loans) are now included in total classified loans, if their risk rating at period end so indicates. For the period ended December 31, 2019, PCI loans were not included within total classified loans since we were accreting interest income over the expected life of the loan.

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

Total classified loans increased in 2021 compared to 2020, but decreased in 2020 compared to 2019.  The increase in classified loans in 2021 was primarily attributable to our acquisition of West Suburban.  Total classified assets increased in 2021 compared to both 2020 and 2019.  Classified assets, which includes classified loans and OREO, was favorably impacted by a $118,000 decrease in our OREO portfolio, in 2021 from 2020, and a $2.5 million decrease in our OREO portfolio in 2020 from 2019.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased to 14.97% at December 31, 2021, compared to 12.64% at December 31, 2020, from 11.11% at December 31, 2019.

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

Allowance for Credit Losses

On January 1, 2020, we began calculating our ACL using the CECL methodology, rather than the incurred losses methodology. Upon adoption of CECL on January 1, 2020, (Day One), we recognized an increase in our ACL on outstanding loans of $5.9 million and an increase in our ACL on unfunded commitments of $1.7 million as a cumulative effect adjustment from change in accounting policies.  Approximately $2.5 million of the increase to the ACL resulted from the transfer of the non-accretable purchase accounting adjustments on PCD loans.  The Day One adjusting entries resulted in a $3.8 million reduction to retained earnings, and a deferred tax asset adjustment of $1.4 million.

At December 31, 2021, the ACL on loans totaled $44.3 million, and the ACL on unfunded commitments, included in other liabilities, totaled $6.2 million, compared to the ACL on loans of $33.9 million and ACL on unfunded commitments of $3.0 million at December 31, 2020. The increase was primarily related to our West Suburban acquisition and associated allowance attributable to the acquired loans and unfunded lending commitments, partially offset by the improvement in the forecasted macroeconomic conditions.

One measure of the adequacy of the ACL is the ratio of the ACL on loans to total loans. The ACL as a percentage of total loans was 1.3% as of December 31, 2021 and 1.7% as of December 31, 2020. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

The increase in the ACL during 2020 was driven by forecast assumptions due to the COVID-19 pandemic, primarily related to unemployment and GDP expectations over the remaining life of the loans, as well as the following:

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

During 2021, we recorded a $9.4 million release of provision for credit losses expense on loans, a $12.2 Day Two non-PCD credit mark for estimated lifetime credit losses on West Suburban acquired loans, and a $1.5 million provision for credit losses on unfunded commitments, compared to $9.2 million of provision for credit losses on loans and $1.2 million of provision for credit losses on unfunded commitments for 2020. The provision for credit losses in 2020 was due to the COVID-19 pandemic and market interest rate reductions, as our assumptions under the newly adopted CECL methodology, which require a provision based on expected credit losses over the life of the loans.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2021	2020	2019
Total Outstanding loans (exclusive of loans held-for-sale)	$3,421,948	$2,034,851	$1,930,812
Allowance at beginning of year	33,855	19,789	19,006
Charge-offs:
Commercial	963	39	109
Leases	69	206	49
Commercial real estate - Investor	2,724	512	303
Commercial real estate - Owner occupied	1,797	1,763	716
Construction	-	60	9
Real estate - Investor	-	8	7
Real estate - Owner occupied	-	43	111
Multifamily	183	-	-
HELOC	17	127	109
HELOC - Purchased	-	66	229
Other[1]	180	244	409
Total charge-offs	5,933	3,068	2,051
Recoveries:
Commercial	352	56	74
Leases	-	98	-
Commercial real estate - Investor	78	165	679
Commercial real estate - Owner occupied	235	697	5
Construction	-	172	1
Real estate - Investor	291	57	11
Real estate - Owner occupied	158	287	77
Multifamily	-	-	15
HELOC	234	387	172
HELOC - Purchased	-	-	-
Other[1]	141	170	200
Total recoveries	1,489	2,089	1,234
Net charge-offs / (recoveries)	4,444	979	817
Adoption of ASU 326	-	5,879	-
Day 1 PCD credit evaluation	12,075	-	-
Provision for credit losses on loans	2,795	9,166	1,600
Allowance at end of year	$44,281	$33,855	$19,789

Net charge-offs / (recoveries) to total loans outstanding	0.1%	0.0%	0.0%
ACL on loans at year end to total loans outstanding	1.3%	1.7%	1.0%
Nonaccrual loans to total loans outstanding	1.2%	1.1%	0.6%
ACL on loans at year end to nonaccrual loans	106.6%	152.0%	159.2%

1 The “Other” class includes consumer loans and overdrafts.

The following table summarizes, for the years indicated, net charge-offs per loan class and the percentage of total average loans per class:

		% of Total		% of Total		% of Total
		Average		Average		Average
		Loans Per		Loans Per		Loans Per
	2021	Class	2020	Class	2019	Class
Commercial	$611	0.1	$(17)	(0.0)	$35	0.0
Leases	69	0.1	108	0.1	49	0.0
Commercial real estate - Investor	2,646	0.5	347	0.1	(376)	(0.1)
Commercial real estate - Owner occupied	1,562	0.5	1,066	0.3	711	0.2
Construction	-	-	(112)	(0.1)	8	0.0
Residential real estate - Investor	(291)	(0.7)	(49)	(0.1)	(4)	(0.0)
Residential real estate - Owner occupied	(158)	(0.1)	(244)	(0.2)	34	0.0
Multifamily	183	0.1	-	-	(15)	(0.0)
HELOC	(217)	(0.3)	(260)	(0.3)	(63)	(0.1)
HELOC - Purchased	-	-	66	0.3	229	0.7
Other [1]	39	0.3	74	0.9	209	1.7
Net charge-offs	$4,444	0.2	$979	0.0	$817	0.0

1 The “Other” class includes consumer loans and overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.  Our provision for credit losses in 2021 totaled $4.3 million, compared to $10.4 million in 2020, and $1.6 million recorded in 2019.  Net charge-offs recorded in 2021 totaled $4.4 million, compared to net charge-offs of $979,000 recorded in 2020, and net charge-offs of $817,000 in 2019. The increase of net charge offs in 2021 was primarily due to the acquisition and a $2.2 million charge off on a commercial real estate-investor loan.  Our ACL on loans to average loans was 2.16% as of December 31, 2021, compared to 1.68% at both December 31, 2020 and 1.04% at December 31, 2019.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2021		2020		2019
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$11,751	22.5	$2,812	20.0	$3,015	17.2
Leases	3,480	5.2	3,888	7.0	1,262	6.2
Commercial real estate - Investor	13,093	28.0	9,205	28.6	6,218	26.9
Commercial real estate - Owner occupied	2,615	16.8	2,251	16.4	3,678	17.9
Construction	3,373	6.0	4,054	4.8	513	3.6
Real estate - Investor	760	1.9	1,740	2.8	601	3.7
Real estate - Owner occupied	2,832	6.2	2,714	5.7	1,257	7.0
Multifamily	3,675	9.0	3,625	9.3	1,444	9.8
HELOC	2,379	3.4	1,749	4.0	1,161	4.7
HELOC - Purchased	131	0.3	199	1.0	-	1.6
Other[1]	192	0.7	1,618	0.4	640	1.4
Total	$44,281	100.0	$33,855	100.0	$19,789	100.0

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

Although management believes the ACL is sufficient to cover expected losses over the estimated life of our loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ACL at the time of their examination. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, with the adoption of CECL, provision expense may be more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

Based on these quarterly assessments, management determined that, excluding the impact of the West Suburban acquisition and related Day Two ACL adjustment for non-PCD loans acquired, a $9.4 million release of provision for credit losses expense on loans was required for 2021, and a $9.2 million and $1.6 million provision for credit losses was required for 2020 and 2019, respectively.  When measured as a percentage of average loans outstanding, the total ACL increased from 1.0% of total loans as of December 31, 2019, to 1.7% of total loans at December 31, 2020, and increased to 2.2% of total loans at December 31, 2021.

The provision for credit losses on unfunded commitments totaled $1.6 million in 2021, and the allowance for unfunded commitments totaled $4.5 million as of December 31, 2021.  Management reviewed the securities portfolio for credit loss exposure, and determined that no allowance for credit losses on securities was required for 2021.  See Note 4 to the consolidated financial statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $2.4 million as of December 31, 2021, compared to $2.5 million as of December 31, 2020, reflecting a $118,000 decline. In the fourth quarter of 2021, we acquired three OREO properties in our acquisition of West Suburban, with a total fair value of $5.6 million, and we sold two of these properties in December, which had a net book value of $5.2 million. Of the ten properties we held as of year-end 2021, the largest net book value property was comprised of one industrial zoned property carried at $549,000.  Reductions in our OREO balance during 2021 included the sale of six properties resulting in proceeds of $5.8 million.  Net gains on the sale of OREO properties during 2021 totaled $41,000, compared to net gains on sale of $204,000 in 2020 and $264,000 in 2019.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2019 through 2021.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2021	2020	2019	2021-2020	2020-2019
Single family residence	$645	$430	$174	50.0	147.3
Lots (single family and commercial)	1,411	1,387	3,945	1.7	(64.8)
Vacant land	300	352	41	(14.8)	758.5
Commercial property	-	305	844	(100.0)	(63.8)
Total OREO properties	$2,356	$2,474	$5,004	(4.8)	(50.6)

Other real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2021 was $1.2 million, which was 33.3% of gross OREO, at year-end 2021.  This compares to $1.6 million, or 39.9%, of gross OREO, net of participations, at year-end 2020.

Deposits

We grew total deposits by $2.93 billion, or 115.5%, to a total of $5.47 billion at year-end 2021, compared to year-end 2020, primarily due to the $2.69 billion of deposits acquired in our acquisition of West Suburban. Total deposits grew by $410.3 million, or 19.3%, to a total of $2.54 billion at year-end 2020 compared to year-end 2019.  We had no brokered certificates of deposit as of December 31, 2021 or December 31, 2020.

Average Balances and Interest Rates

	2021		2020		2019
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$1,043,739	-	$832,180	-	$650,400	-
Interest bearing:
NOW and money market	939,859	0.08	752,682	0.14	721,773	0.34
Savings	556,730	0.04	363,331	0.14	308,847	0.16
Time	365,167	0.41	424,831	1.18	431,377	1.56
Total deposits	$2,905,495		$2,373,024		$2,112,397

The following table sets forth the amounts and maturities of time deposits of $250,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $250,000 or More

(Dollars in thousands)	2021	2020
3 months or less	$17,050	$21,148
Over 3 months through 6 months	10,698	7,059
Over 6 months through 12 months	22,759	27,429
Over 12 months	18,211	4,709
	$68,718	$60,345

The following table reflects the portion of deposits accounts in U.S offices that exceed the FDIC insurance limit or similar deposit insurance regimes:

	December 31,
(Dollars in thousands)	2021	2020
Uninsured deposits	$1,422,553	$698,150

Borrowings

In addition to deposits, we used other liquidity sources for short-term funding needs in 2021, such as repurchase agreements.  We also have contingency funding available from the FHLBC, which requires the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans.  We have historically used these borrowings as a source of short-term funding; however, our excess liquidity on hand during 2021 allowed us to fund our short-term liquidity needs with cash on hand. Our other short-term borrowings have no outstanding balances as of December 31, 2021.

We recorded long-term FHLBC borrowings in our ABC Bank acquisition in April 2018 of $23.4 million, net of purchase accounting adjustments.  These borrowings were issued at favorable rates compared to the overnight borrowing rate as of the date of ABC Bank acquisition, and matured over a seven year period.  As of December 31, 2021, the balance of these borrowings consists of one remaining advance in long-term status which totaled $6.1 million and matures in February 2026.  In addition, we have an unused line of credit of $20.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit has not been drawn upon since January 2019.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2021, 2020 or 2019.

The average junior subordinated debentures included one issuance of trust preferred securities for 2021, but included two issuances of trust preferred securities by our subsidiaries, Old Second Capital Trust I (“Trust I”) which totaled $32.0 million as of December 31, 2019, and Old Second Capital Trust II (“Trust II”), which totaled $25.0 million as of December 31, 2019.  On March 2, 2020, we redeemed all of the subordinated debentures due June 30, 2033, relating to the outstanding 7.80% cumulative trust preferred securities (the “Trust Securities”) issued by Trust I.  Also on March 2, 2020, we redeemed all of the outstanding Trust Securities at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The NASDAQ Stock Market.  See Note 10 to the consolidated financial statements Junior Subordinated Debentures for further discussion of the Capital Trusts I and II.   The junior subordinated debentures outstanding at December 31, 2021 consists of $25.8 million of the Trust II issuance.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2021, we had $59.2 million of subordinated debentures outstanding, net of deferred issuance costs

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2021, we had $44.5 million of senior debt outstanding, net of deferred issuance costs.  At December 31, 2021, we were in compliance with all of the financial covenants contained within the senior debt agreement.

Capital

As of December 31, 2021, we had total stockholders’ equity of $502.0 million, an increase of $194.9 million, or 63.5%, from $307.1 million as of December 31, 2020.  This increase was largely attributable to the West Suburban acquisition, which results in consideration paid to West Suburban shareholders of $194.5 million, or 15.7 million shares, of our common stock. In addition, we had net income of $20.0 million in 2021, less a $6.0 million reduction in the fair value adjustment on securities available for sale, net of the fair value adjustments related to swaps, within accumulated other comprehensive income. At December 31, 2021, accumulated other comprehensive income, net of deferred taxes, was $8.8 million, compared to $14.8 million accumulated other comprehensive income, net of tax, as of year-end 2020.  Equity in 2021 was reduced for the payment of dividends to common stockholders, which totaled $4.6 million for the year, as well as treasury stock purchases pursuant to our stock repurchase plan, which totaled $5.5 million for the year.  Our total stockholders’ equity increased in 2020, ending at $307.1 million, compared to $277.9 million at year end 2019, due primarily to net income of $27.8 million in 2020 and a favorable fair value adjustment on securities available for sale, net of fair value adjustments related to swaps, of $10.2 million.

We issued $32.6 million of cumulative trust preferred securities through our consolidated subsidiary, Trust I, in July 2003.  As noted above, we redeemed all of the outstanding Trust Securities on March 2, 2020, at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.

We issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can also now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2021, and December 31, 2020, total trust preferred proceeds of $25.0 million qualified as Tier 1 regulatory capital at the bank holding company level.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to  repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program expired on September 19, 2020; however, we received a notice of non-objection from the Federal Reserve Bank of Chicago to extend the previously authorized stock repurchase program through October 20, 2021.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases were funded by our cash on hand.  No shares were repurchased in 2019, and during 2020, we repurchased 719,273 shares of our common stock at a weighted average price of $7.65 per share pursuant to our stock repurchase program. During 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  In total, we repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share under our stock repurchase program.  The repurchase program expired on October 21, 2021, and no other repurchase program was in effect as of December 31, 2021.

We withheld 48,902 shares for $605,397 to satisfy RSU vesting tax withholding obligations in 2021, and repurchased 766,034 shares for $9.8 million under our stock repurchase program, which increased treasury stock. This increase was offset by issuances of 199,492 shares for RSU vestings, which totaled $2.4 million.  In addition, due to the acquisition of West Suburban, we issued 6.0 million treasury shares, for $103.6 million, which was part of the 15.7 million total shares issued for the stock component of the merger consideration paid.  The net impact was a decrease to treasury stock of 5.4 million shares, to 244,105 shares totaling $5.9 million as of December 31, 2021. The net decrease in treasury stock increased stockholders’ equity, and also decreased earnings per share by increasing the number of shares outstanding.

We withheld 33,765 shares for $423,000 to satisfy RSU vesting tax withholding obligations in 2020, and repurchased 719,273 shares for $5.5 million under our stock repurchase program, which increased treasury stock. This increase was offset by issuances of 46,325 shares for RSU vestings, which totaled $431,000.  The net impact was an increase to treasury stock of 706,713 shares, to 5,628,661 shares totaling $101.4 million as of December 31, 2020. The increase in treasury stock decreased stockholders’ equity, and also increased earnings per share by decreasing the number of shares outstanding

The Basel III rules, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies” which are generally holding companies with consolidated assets of less than $3 billion.  Following our acquisition of West Suburban, we no longer qualify as a small bank holding company. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2021	2020	2019
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.46%	11.94%	11.14%
Total risk-based capital ratio	10.50%	N/A	12.55%	14.26%	14.53%
Tier 1 risk-based capital ratio	8.50%	N/A	10.06%	13.01%	13.65%
Tier 1 leverage ratio	4.00%	N/A	7.81%	10.21%	11.93%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.41%	13.75%	14.35%
Total risk-based capital ratio	10.50%	10.00%	13.46%	15.00%	15.23%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.41%	13.75%	14.35%
Tier 1 leverage ratio	4.00%	5.00%	9.58%	10.74%	12.50%

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2021, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio decreased from 10.10% to 8.08%, while our tangible common equity to tangible assets ratio (non-GAAP), decreased from 9.49% at December 31, 2020 to 6.59% at December 31, 2021.  The declines in these ratios was primarily due to an increase in each denominator due to growth in assets in 2021, due to the West Suburban acquisition and interest earning deposits with financial institutions.  In addition, growth in total intangibles related to the West Suburban acquisition impacted the tangible equity to tangible assets ratio.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.  The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2021		December 31, 2020
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$502,027	$502,027	$307,087	$307,087
Less: Goodwill and intangible assets	102,636	102,636	20,781	20,781
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	3,261	N/A	435
Adjusted goodwill and intangible assets	102,636	99,375	20,781	20,346
Tangible common equity	$399,391	$402,652	$286,306	$286,741
Tangible assets
Total assets	$6,212,189	$6,212,189	$3,040,837	$3,040,837
Less: Adjusted goodwill and intangible assets	102,636	99,375	20,781	20,346
Tangible assets	$6,109,553	$6,112,814	$3,020,056	$3,020,491

Common equity to total assets	8.08%	8.08%	10.10%	10.10%
Tangible common equity to tangible assets	6.54%	6.59%	9.48%	9.49%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See “Supervision and Regulation Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2021 totaled $752.1 million, compared to $329.9 million at December 31, 2020, and $50.6 million as of December 31, 2019.

Net cash inflows from operating activities were $31.0 million during 2021, compared with inflows of $26.0 million in 2020 and inflows of $52.6 million in 2019.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2021, 2020 and 2019.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflows in 2021 and 2020, and inflows in 2019.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows in 2021.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash inflows from investing activities were $132.9 million in 2021, compared to $103.8 million of outflows in 2020, and $42.2 million of inflows in 2019. The West Suburban acquisition in December 2021 resulted in net cash inflows of $149.0 million in 2021.  Excluding the West Suburban acquisition, loans decreased by $122.1 million in 2021, primarily due to the forgiveness or payoff of PPP loans issued in 2020 and early 2021.  Loan growth resulted in $103.9 million of cash outflows for 2020, compared to $34.4 million of cash outflows in 2019.   In 2021, security transactions resulted in net cash outflows of $141.3 million, primarily to utilize the excess liquidity on hand as well as reposition the portfolio to higher credit, lower duration securities after the West Suburban acquisition, and proceeds from the sale of OREO assets resulted in net cash inflows of $5.8 million.  In 2020, securities transactions accounted for net inflows of $831,000, and proceeds from the sales of OREO assets accounted for inflows of $3.3 million.  In 2019, securities transactions accounted for net inflows of $77.0 million, whereas proceeds from the sale of OREO assets accounted for inflows of $2.8 million.

Net cash inflows from financing activities in 2021 were $258.2 million, primarily due to the issuance of $60.0 million of subordinated debentures in April 2021, compared to net cash inflows in 2020 of $357.1 million, primarily due to deposit growth, and net cash outflows for financing activities of $99.5 million in 2019.  Significant cash inflows from financing activities in 2021 also included growth in deposit accounts of $235.1 million, excluding the impact of the West Suburban deposits acquired, and significant outflows from financing activities in 2020 also included a reduction in other short-term borrowings of $48.5 million, and redemption of the OSBC Capital Trust I junior subordinated debentures of $32.6 million.  Significant cash outflows from financing activities in 2019 included decreases of $101.0 million in other short-term borrowings with the FHLBC and the US Bank line of credit payoff.

Commitments and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2021, do not necessarily represent the amounts that may ultimately be paid.

Assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on our balance sheet.

Financial instruments with off-balance sheet risk address the financing needs of our clients.  These instruments include commitments to extend credit as well as performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 14 – Commitments in the accompanying notes to the consolidated financial statements.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2021:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$83,934	$89,325	$67,742	$6,402	$247,403
Revolving open end residential	66,806	46,999	10,593	84,127	208,525
Other unused loan commitments, including commercial and industrial	374,507	134,648	13,398	1,409	523,962
Financial standby letters of credit (borrowers)	16,270	1,503	85	-	17,858
Performance standby letters of credit (borrowers)	8,581	6,437	345	-	15,363
Performance standby letters of credit (others)	67	-	-	-	67
Total	$550,165	$278,912	$92,163	$91,938	$1,013,178

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in (loans, securities, fed funds) and the liabilities we carry (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values our financial instruments, cash flows, and net interest income.  Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates.

The Federal Reserve has kept the target fed funds range of 0% to 0.25% since the first quarter of 2020.  In the past year, the Federal Reserve has maintained a stance of no interest rate increases before 2024.  However, that projection has changed recently as the current market sentiment is a minimum of 0.25% increase in March 2022 and a faster pace of increases.  The Federal Reserve balance sheet has elevated to $8.8 trillion by the end of December 2021, and it is widely expected that the Federal Reserve will end asset purchases in 2022.  We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2021 and December 31, 2020 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR, LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements included in this annual report.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model, such as interest rate floors on our loans.  Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2021, we have a significant amount of earnings gains (in both dollars and percentage) should interest rates rise when compared to December 31, 2020.  This was driven by changes in our balance sheet mix from the acquisition of West Suburban.  Notably, we have a higher balance of floating rate bonds and variable rate loans from the acquisition.  In addition, we made changes to our asset liability management model to better reflect interest rate sensitivity of fed funds.

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

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2021
Dollar change	N/M	N/M	N/M	$13,404	$27,689	$54,007
Percent change	N/M	N/M	N/M	9.4%	19.5%	38.0%

December 31, 2020
Dollar change	N/M	N/M	N/M	$3,405	$6,879	$13,145
Percent change	N/M	N/M	N/M	3.9%	7.8%	14.9%

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

.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$38,565	$24,306
Interest earning deposits with financial institutions	713,542	305,597
Cash and cash equivalents	752,107	329,903
Securities available-for-sale, at fair value	1,692,488	496,178
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	13,257	9,917
Loans held-for-sale	4,737	12,611
Loans	3,421,948	2,034,851
Less: allowance for credit losses on loans	44,281	33,855
Net loans	3,377,667	2,000,996
Premises and equipment, net	88,005	45,477
Other real estate owned	2,356	2,474
Mortgage servicing rights, at fair value	7,097	4,224
Goodwill	86,332	18,604
Core deposit intangible	16,304	2,177
Bank-owned life insurance ("BOLI")	105,300	63,102
Deferred tax assets, net	6,100	8,121
Other assets	60,439	47,053
Total assets	$6,212,189	$3,040,837

Liabilities
Deposits:
Noninterest bearing demand	$1,428,055	$909,505
Interest bearing:
Savings, NOW, and money market	3,534,367	1,202,134
Time	503,810	425,434
Total deposits	5,466,232	2,537,073
Securities sold under repurchase agreements	50,337	66,980
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,212	-
Senior notes	44,480	44,375
Notes payable and other borrowings	19,074	23,393
Other liabilities	45,054	36,156
Total liabilities	5,710,162	2,733,750

Stockholders’ Equity
Common stock	44,705	34,957
Additional paid-in capital	202,443	122,212
Retained earnings	252,011	236,579
Accumulated other comprehensive income	8,768	14,762
Treasury stock	(5,900)	(101,423)
Total stockholders’ equity	502,027	307,087
Total liabilities and stockholders’ equity	$6,212,189	$3,040,837

	December 31, 2021	December 31, 2020
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	34,957,384
Shares outstanding	44,461,045	29,328,723
Treasury shares	244,105	5,628,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Interest and dividend income
Loans, including fees	$90,665	$90,923	$97,719
Loans held-for-sale	165	306	133
Securities:
Taxable	8,099	6,773	9,256
Tax exempt	5,174	5,471	7,425
Dividends from FHLBC and FRBC stock	456	484	602
Interest bearing deposits with financial institutions	656	258	459
Total interest and dividend income	105,215	104,215	115,594
Interest expense
Savings, NOW, and money market deposits	961	1,569	2,960
Time deposits	1,510	5,033	6,736
Securities sold under repurchase agreements	82	202	577
Other short-term borrowings	-	179	1,755
Junior subordinated debentures	1,133	2,215	3,724
Subordinated debentures	1,610	-	-
Senior notes	2,692	2,692	2,699
Notes payable and other borrowings	463	574	384
Total interest expense	8,451	12,464	18,835
Net interest and dividend income	96,764	91,751	96,759
Provision for credit losses	4,326	10,413	1,600
Net interest and dividend income after provision for credit losses	92,438	81,338	95,159
Noninterest income
Wealth management	9,334	7,905	8,045
Service charges on deposits	5,408	5,512	7,715
Secondary mortgage fees	1,044	1,654	772
Mortgage servicing rights mark to market gain (loss)	1,261	(3,999)	(2,662)
Mortgage servicing income	2,180	1,950	1,881
Net gain on sales of mortgage loans	9,300	15,519	5,112
Securities (losses) gains, net	232	(25)	4,511
Change in cash surrender value of BOLI	1,390	1,233	1,415
Death benefit realized on BOLI	-	57	872
Card related income	6,704	5,532	5,861
Other income	2,377	2,149	2,278
Total noninterest income	39,230	37,487	35,800
Noninterest expense
Salaries and employee benefits	57,691	49,547	46,869
Occupancy, furniture and equipment	13,583	8,498	8,289
Computer and data processing	7,938	5,143	5,631
FDIC insurance	975	597	176
General bank insurance	1,214	1,030	1,002
Amortization of core deposit intangible	644	494	539
Advertising expense	343	298	1,225
Card related expense	2,538	2,195	1,956
Legal fees	1,105	761	675
Consulting & management fees	5,005	760	242
Other real estate expense, net	167	651	423
Other expense	12,598	11,443	12,075
Total noninterest expense	103,801	81,417	79,102
Income before income taxes	27,867	37,408	51,857
Provision for income taxes	7,823	9,583	12,402
Net income	$20,044	$27,825	$39,455

Basic earnings per share	$0.66	$0.94	$1.32
Diluted earnings per share	0.65	0.92	1.30
Dividends declared per share	0.16	0.04	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$20,044	$27,825	$39,455

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(8,513)	14,690	19,630
Related tax benefit (expense)	2,406	(4,122)	(5,521)
Holding (losses) gains, after tax, on available-for-sale securities	(6,107)	10,568	14,109

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	232	(25)	4,511
Related tax (expense) benefit	(65)	7	(1,267)
Net realized gains (losses) after tax	167	(18)	3,244
Other comprehensive (loss) income on available-for-sale securities	(6,274)	10,586	10,865

Changes in fair value of derivatives used for cash flow hedges	389	(533)	(3,092)
Related tax (expense) benefit	(109)	147	868
Other comprehensive income (loss) on cash flow hedges	280	(386)	(2,224)

Total other comprehensive (loss) income	(5,994)	10,200	8,641
Total comprehensive income	$14,050	$38,025	$48,096

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)

Balance, December 31, 2018	$(4,038)	$(41)	$(4,079)
Other comprehensive income (loss), net of tax	10,865	(2,224)	8,641
Balance, December 31, 2019	$6,827	$(2,265)	$4,562

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	10,586	(386)	10,200
Balance, December 31, 2020	$17,413	$(2,651)	$14,762

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(6,274)	280	(5,994)
Balance, December 31, 2021	$11,139	$(2,371)	$8,768

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$20,044	$27,825	$39,455
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	2,932	2,329	2,726
Securities (gains) losses, net	(232)	25	(4,511)
Provision (release) for credit losses	4,326	10,413	1,600
Originations of loans held-for-sale	(239,175)	(384,379)	(164,696)
Proceeds from sales of loans held-for-sale	254,374	388,538	168,472
Net gains on sales of mortgage loans	(9,300)	(15,519)	(5,112)
Mortgage servicing rights mark to market loss	(1,261)	3,999	2,662
Net accretion of discount on loans	(1,177)	(911)	(1,025)
Net change in cash surrender value of BOLI	(1,390)	(1,233)	(1,415)
Net gains on sale of other real estate owned	(41)	(204)	(264)
Provision for other real estate owned valuation losses	79	357	519
Depreciation of fixed assets and amortization of leasehold improvements	3,152	2,798	2,462
Write-down of fixed assets	3,809	-	-
Amortization of core deposit intangibles	644	494	539
Change in current income taxes receivable	(9,286)	811	1,546
Deferred tax expense (benefit)	6,479	(646)	6,436
Change in accrued interest receivable and other assets	6,865	(17,692)	(6,350)
Accretion of purchase accounting adjustment on time deposits	(155)	-	(38)
Amortization of purchase accounting adjustment on notes payable and other borrowings	(4)	27	92
Amortization of junior subordinated debentures issuance costs	-	643	48
Amortization of subordinated debentures issuance costs	64	-	-
Amortization of senior notes issuance costs	105	105	112
Change in accrued interest payable and other liabilities	(11,240)	6,118	6,863
Stock based compensation	1,435	2,089	2,516
Net cash provided by operating activities	31,047	25,987	52,637
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	138,874	48,054	41,752
Proceeds from sales of securities available-for-sale	605,846	18,006	191,298
Purchases of securities available-for-sale	(886,103)	(65,229)	(159,544)
Proceeds from sales of FHLBC/FRBC stock	-	-	6,875
Purchases of FHLBC/FRBC stock	-	-	(3,359)
Net change in loans	122,102	(103,887)	(34,440)
Purchases of BOLI policies	(591)	(590)	-
Proceeds from claims on BOLI, net of claims receivable	-	484	1,196
Proceeds from sales of other real estate owned, net of participations and improvements	5,828	3,275	2,779
Proceeds from disposition of fixed assets	-	-	32
Net purchases of premises and equipment	(2,033)	(3,921)	(4,377)
Cash and cash equivalents acquired, net of cash paid for acquisition	148,995	-	-
Net cash provided by (used in) investing activities	132,918	(103,808)	42,212
Cash flows from financing activities
Net change in deposits	235,078	410,324	10,114
Net change in securities sold under repurchase agreements	(16,643)	18,287	2,061
Net change in other short-term borrowings	-	(48,500)	(101,000)
Redemption of junior subordinated debentures	-	(32,604)	-
Issuance of subordinated debentures, net of issuance costs	59,148	-
Issuance of term note	-	20,000	-
Repayment of term note	(4,000)	(3,000)	-
Net change in notes payable and other borrowings, excluding term note	(315)	(307)	(8,798)
Proceeds from exercise of stock options	-	-	32
Dividends paid on common stock	(4,612)	(1,186)	(1,195)
Purchase of treasury stock	(10,417)	(5,922)	(666)
Net cash provided by (used in) financing activities	258,239	357,092	(99,452)
Net change in cash and cash equivalents	422,204	279,271	(4,603)
Cash and cash equivalents at beginning of period	329,903	50,632	55,235
Cash and cash equivalents at end of period	$752,107	$329,903	$50,632

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
Supplemental cash flow information	2021	2020	2019
Income taxes paid, net	$10,612	$7,922	$4,425
Interest paid for deposits	2,752	7,255	9,686
Interest paid for borrowings	5,366	5,093	9,073
Non-cash transfer of loans to other real estate owned	196	898	863

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081
Net income			39,455			39,455
Other comprehensive income, net of tax				8,641		8,641
Dividends declared and paid, ($0.04 per share)			(1,195)			(1,195)
Vesting of restricted stock	132	(634)			502	-
Tax effect from vesting of restricted stock						-
Reclassification of stranded tax effects						-
Stock option exercised	2	7			23	32
Stock warrants exercised		(313)			313	-
Stock based compensation		2,516				2,516
Purchase of treasury stock from taxes withheld on stock awards					(666)	(666)
Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864

Balance, December 31, 2019	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13 (CECL)			(3,783)			(3,783)
Net income			27,825			27,825
Other comprehensive income, net of tax				10,200		10,200
Dividends declared and paid, ($0.04 per share)			(1,186)			(1,186)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		2,089				2,089
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(5,499)	(5,499)
Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087

Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			20,044			20,044
Other comprehensive loss, net of tax				(5,994)		(5,994)
Dividends declared and paid, ($0.16 per share)			(4,612)			(4,612)
Acquisitions, WSB	9,748	81,154			103,582	194,484
Vesting of restricted stock		(2,358)			2,358	-
Stock based compensation		1,435				1,435
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Purchase of treasury stock from stock repurchase program					(9,812)	(9,812)
Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 63 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Melrose Holdings LLC and Station I, LLC, both of which hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2021 presentation.

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

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Purchase Credit Deteriorated (PCD) Loans

Purchased credit deteriorated loans (“PCD loans”) are purchased loans, that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on an individual loan basis from an evaluation of each specific loan and its related credit metrics. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan.  Expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loans (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Subsequent changes to the allowance for credit losses are recorded through provision for credit losses. Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for credit losses.  If the present value of expected cash flows is greater than the carrying value, it is recognized as part of future interest income.

Non-Purchase Credit Deteriorated (Non-PCD) Loans

Non-purchased credit deteriorated loans (“non-PCD loans”) are purchased loans, that, as of the date of acquisition, have not experienced a significant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is determined using the same methodology as other loans held for investment, and no allowance is established as a Day One fair valuation allowance. The sum of the loan’s purchase price becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a discount or premium, which is comprised of an interest component and a credit component, and is accreted or amortized into interest income over the life of the loan.  Expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loans (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

A subsequent Day Two adjustment on non-PCD loans is recorded to the allowance for credit losses immediately after acquisition, which reflects the future estimated lifetime credit losses on the non-PCD loans, recorded through the provision for credit losses. Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for credit losses.  If the present value of expected cash flows is greater than the carrying value, it is recognized as part of future interest income.

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

Real estate - residential loans – These are loans that are extended to purchase or refinance 1-4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1-4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. The real estate – residential segments utilized for the ACL on loans are:

●	Residential owner-occupied – the Company applies historical loss rates from periods with like characteristics as the current period, with a longer remaining life than other segments, due to the usually longer-term nature of these loans.
●	Residential investor – the Company applies historical loss rates from periods with like characteristics as the current period, with a slightly longer remaining life than other segments, but shorter duration than residential owner-occupied.
●	Multifamily – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver.

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

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static analysis for construction, residential investor, residential owner occupied and the legacy HELOC segments; and (iii) a WARM (weighted average remaining life) methodology is used for lease financing receivables, HELOCs purchased, and consumer segments.  For loan pools sub-segmented by risk level, which include commercial, real estate-commercial and multifamily segments, linear regression methods were utilized along with expected industry performance over the next twelve months to determine what level of qualitative adjustment would be necessary to account for expected risk rating migration.  This methodology relied heavily on existing and anticipated weighted risk ratings by industry or property type. The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period. In addition, the Company applies qualitative adjustments to each different loan or lease segment, as described below.

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

The impact of the above listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.  Changes in the above factors are assessed no less than quarterly, and directly impact the total estimated credit losses recorded.  Specific factor updates that drove the changes to the total ACL in 2021 included a reduction in the unemployment rate for the forecast period, a decrease in line utilization rates due to continuing borrower liquidity, and the acquisition of West Suburban, which increased loan volumes and total nonperforming loans year over year. The above methods are consistent with the methods utilized in the prior year, since the adoption of CECL as of January 1, 2020.

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

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years or longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Gains and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements are capitalized and depreciated over the estimated remaining life.

Whenever events or changes in circumstances dictate, the Company tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying value of the long-lived asset or asset group through a probability-weighted approach.  In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.

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

Mortgage loans that the Company is servicing for others aggregated to $801.9 million and $793.5 million at December 31, 2021, and 2020, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

The Company’s November 30, 2021 and 2020 qualitative goodwill assessments resulted in the Company determining goodwill was not impaired, as it was more likely than not the Company’s fair value exceeded its carrying value.  Due to the significant deterioration of economic conditions stemming from the COVID-19 pandemic during 2020, the Company performed interim impairment evaluations at March 31, June 30 and September 30, 2020, to assess impairment indicators, due to the decline in the trading price of our common stock, an elevated U.S. unemployment rate, and the expected impact of the pandemic on our business, operations, and financial condition.  As the negative market indicators were not observed over a sustained period of time, we determined it was more likely than not the Company’s fair value exceeded its carrying value. Accordingly, a quantitative analysis was not performed.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2021, CDI totaled $16.3 million, which reflected growth of $14.8 million due to the addition of CDI stemming from the West Suburban acquisition.  As of December 31, 2020, CDI totaled $2.2 million, stemming from the Company’s purchase of ABC Bank in 2018 and the Talmer branch purchase in 2016.  Total CDI amortization expense of $644,000, $494,000, and $539,000 was recorded in 2021, 2020, and 2019, respectively. The expected future annual amortization expense for each of the next five years (2022-2026) is approximately $2.6 million, $2.5 million, $2.3 million, $2.1 million, and $1.8 million, respectively.

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

Noninterest Income – The Company recognizes revenue when the performance obligations related to the transfer of goods or services are satisfied.  Certain obligations are satisfied at one point in time, while other obligations may be satisfied over a period of time.  Revenues are segregated based on the nature of the product or service offered. Wealth management fees, service charges on deposits and card related income are included as components of noninterest income in the Consolidated Statements of Income.

Wealth management – includes fees generated from personal, commercial and institutional clients.  The Company also provides asset management services, cash management services and income tax reporting.  Revenue is recognized over the period of time in which these services are performed.

Service charges on deposits – includes fees and income received by the Company for performing various services, such as deposit account maintenance fees, overdraft coverage and processing fees, stop payment charges, and other deposit account related services.  Revenue is recognized based on the service agreement in place, and is recorded when the service is provided to the customer.  This item is net of any service charge refunds or return charge refunds.

Card related income – includes interchange fees earned on debit cards and credit cards, ATM/ITM related fee income, and gift card related income.  Annual fees and interest income on card-related products are recognized within interest income in accordance with ASC 310.  The Company recognizes card related income when the cardholder’s transaction with the merchant or ATM/ITM occurs, thus satisfying the performance obligation.  Card related expenses, such as disbursements to the payment network, reward program costs, and other operational costs are carried within card related expense, as a component of noninterest expense, on the Consolidated Statements of Income.

Advertising Costs – All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Equity Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, which utilizes assumptions for expected volatilities based on the previous five-year historical volatilities of the Company's common stock.  Historical data is used to estimate option exercise rates and post-vesting termination behavior, and the risk-free interest rate for the expected term of the option is based on the Treasury yield curve in effect at the time of grant.  The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units.  Compensation cost is recognized over the required service period, generally defined as the vesting period, and is net of a 5% forfeiture assumption for group grants.  Upon vesting, compensation costs for the award expense is trued up based on actual forfeitures incurred.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statement of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as a credit to income tax expense.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction, and in the states of Illinois, Arizona, California, Florida, Indiana, Michigan, New Hampshire, Pennsylvania, Tennessee, Texas, and Wisconsin.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Any change in tax rates will be recorded in the period in which the law is enacted.

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

As of December 31, 2021 and 2020 the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2021 or 2020.  The Company is currently open to audit under the statute of limitations for Federal taxes from 2018 to 2020 and various state jurisdictions from 2016 to 2020.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04 and ASU 2021-01 - In October 2018 the FASB issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement”, which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors.

The Company formed a LIBOR transition team in 2019, and has developed a project plan to assess the use of alternative indexes and to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company has completed the International Swaps and Derivatives Association (“ISDA”) protocol adherence for LIBOR fallback language for all commercial swaps, has met with our commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by our Bank for new loans to ensure appropriate fallback language is included.  We have discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans in process of funding at the end of 2021. The Company’s systems have been updated to handle multiple SOFR-based indexes and we continue to meet regularly to plan for the transition of existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023.

Subsequent Events

On January 18, 2022, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on February 7, 2022, to stockholders of record as of January 28, 2022.

Note 2: Acquisition

On December 1, 2021, the Company completed its acquisition of West Suburban Bancorp, Inc. ("West Suburban"), a bank holding company, and its wholly owned subsidiary, West Suburban Bank, based in Lombard, Illinois, with operations throughout our existing market footprint.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $2.94 billion of assets, $1.50 billion of loans, $1.07 billion of securities, and $2.69 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of West Suburban common stock was exchanged for 42.413 shares of Company common stock, plus $271.15 of cash. This resulted in merger consideration of $295.2 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 15.7 million shares of the Company’s common stock and $100.7 million of cash.  Goodwill of $67.7 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of West Suburban has been accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at December 1, 2021. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments, which can be subject to adjustment for up to one year after December 1, 2021.  While the Company believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided during the first quarter of 2022 or later which will be utilized to finalize all valuations and record final adjustments during the one year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, and (ii) changes in goodwill as a result of the net effect of any adjustments.   None of the $67.7 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the purchase price allocation as of the December 1, 2021 merger date of the Company and West Suburban and the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company.

West Suburban Acquisition Summary
As of Date of Acquisition
December 1, 2021
Assets
Cash and due from banks	$16,794
Interest bearing deposits with financial institutions	232,880
Securities available-for-sale and held-to maturity, at fair value	1,066,373
FHLBC stock	3,340
Loans	1,502,118
Premises and equipment	47,456
Other real estate owned	5,552
Core deposit intangible	14,772
Deferred tax assets	2,093
Other assets	52,710
Total assets	$2,944,088

Liabilities
Noninterest bearing demand	$409,141
Savings, NOW and money market	2,069,890
Time	215,205
Total deposits	2,694,236
Reserve for unfunded commitments	1,787
Other liabilities	20,629
Total liabilities	2,716,652

Cash consideration paid	100,679
Stock issued for acquisition	194,484
Total Liabilities Assumed and Cash and Stock Consideration Paid for Acquisition	$3,011,815
Goodwill	$67,727

Expenses related to the West Suburban acquisition totaled $13.2 million during the year ended December 31, 2021, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment,  computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the West Suburban acquisition which were individually evaluated and determined to have credit deterioration at acquisition.

As of
West Suburban Acquired PCD Loans	December 1, 2021
Par value of acquired loans	$108,241
Allowance for credit losses	(12,075)
Non-credit discount	(1,723)
Purchase price of PCD loans at acquisition	$94,443

The Company's operating results for the year ended December 31, 2021 includes the operating results of the acquired assets and assumed liabilities of West Suburban subsequent to the acquisition on December 1, 2021.  The following table presents unaudited pro forma information as if the acquisition of West Suburban had occurred on January 1, 2020, under the “Unaudited Pro Forma” columns. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2020. Pro forma results include Old Second and West Suburban acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, and advertising expenses totaling $25.1 million for the year ended December 31, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired West Suburban on January 1, 2020. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma for the Years Ended
	2021	2020
Net interest income	$166,495	$165,283
Noninterest income	59,036	48,937
Net income attributable to Old Second Bancorp, Inc.	67,779	12,349

Note 3: Cash and Due from Banks

Total cash and cash equivalents were $752.1 million and $329.9 million at December 31, 2021 and 2020, respectively.

As of March 26, 2020, the FRBC eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement as of December 31, 2020 or 2021.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$202,251	$125	$(37)	$202,339
U.S. government agencies	62,587	-	(699)	61,888
U.S. government agencies mortgage-backed	172,016	856	(570)	172,302
States and political subdivisions	240,793	16,344	(672)	256,465
Corporate bonds	10,000	-	(113)	9,887
Collateralized mortgage obligations	673,238	2,014	(2,285)	672,967
Asset-backed securities	236,293	1,245	(661)	236,877
Collateralized loan obligations	79,838	3	(78)	79,763
Total securities available-for-sale	$1,677,016	$20,587	$(5,115)	$1,692,488

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,014	$103	$-	$4,117
U.S. government agencies	6,811	-	(154)	6,657
U.S. government agencies mortgage-backed	16,098	1,112	(1)	17,209
States and political subdivisions	229,352	21,269	(1,362)	249,259
Collateralized mortgage obligations	53,999	2,866	(280)	56,585
Asset-backed securities	130,959	1,370	(511)	131,818
Collateralized loan obligations	30,728	15	(210)	30,533
Total securities available-for-sale	$471,961	$26,735	$(2,518)	$496,178

1 Excludes interest receivable of $4.3 million and $2.7 million at December 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the consolidated balance sheet.

FHLBC stock was $7.1 million and $3.7 million at December 31, 2021 and December 31, 2020 respectively.  FRBC stock was $6.2 million at December 31, 2021 and December 31, 2020.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $501.3 million as of December 31, 2021, were pledged to secure deposits and borrowings, and for other purposes, an increase from $335.8 million at year-end 2020, primarily due to the West Suburban acquisition in 2021.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2021, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$8,671	1.24%	$8,707
Due after one year through five years	274,984	0.89	274,537
Due after five years through ten years	43,770	2.43	45,470
Due after ten years	188,206	2.98	201,865
	515,631	1.79	530,579
Mortgage-backed and collateralized mortgage obligations	845,254	1.19	845,269
Asset-backed securities	236,293	1.12	236,877
Collateralized loan obligations	79,838	1.60	79,763
Total securities available-for-sale	$1,677,016	1.38%	$1,692,488

At December 31, 2021, the Company’s investments include asset-backed securities totaling $194.4 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2021, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2021 was less than 1.0%.

As of December 31, 2021, the Company has no securities issued from one originator, other than the U.S. Government and its agencies, that individually amounted to over 10% of the Company’s stockholders equity.

Securities with unrealized losses with no corresponding allowance for credit losses at December 31,  aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$37	$49,719	-	$-	$-	1	$37	$49,719
U.S. government agencies	5	$592	$56,879	4	$107	$5,008	9	$699	$61,887
U.S. government agencies mortgage-backed	63	505	78,711	1	65	1,663	64	570	80,374
States and political subdivisions	7	55	8,430	1	617	4,051	8	672	12,481
Corporate bonds	2	113	9,887	-	-	-	2	113	9,887
Collateralized mortgage obligations	133	2,285	381,658	-	-	-	133	2,285	381,658
Asset-backed securities	20	608	103,819	3	53	3,276	23	661	107,095
Collateralized loan obligations	10	35	45,132	2	43	10,628	12	78	55,760
Total securities available-for-sale	241	$4,230	$734,235	11	$885	$24,626	252	$5,115	$758,861

	Less than 12 months			12 months or more
December 31, 2020	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	4	$154	$6,657	4	$154	$6,657
U.S. government agencies mortgage-backed	1	1	141	-	-	-	1	1	141
States and political subdivisions	-	-	-	1	1,362	3,433	1	1,362	3,433
Collateralized mortgage obligations	4	279	8,142	1	1	146	5	280	8,288
Asset-backed securities	1	2	251	3	509	49,572	4	511	49,823
Collateralized loan obligations	1	31	7,468	4	179	21,477	5	210	28,945
Total securities available-for-sale	7	$313	$16,002	13	$2,205	$81,285	20	$2,518	$97,287

The unrealized loss attributable to our collateralized loan obligations are the result of spread widening in that sector due to the current economic environment, specifically rising interest rates. The unrealized loss attributable to our U.S. government agencies is associated with our SBA positions. Shortly after purchase a structural change in the SBA program occurred that led to higher prepayments which negatively affected these positions. The unrealized loss attributable to states and political subdivisions, collateralized mortgage obligations, and asset-backed securities are due to limited liquidity as a result of a few securities with uncommon structures and lesser known issuers. The asset-backed securities are primarily backed by student loans under the FFEL program, these securities are 97% guaranteed by U.S. DOE and have a long history of no credit losses. At December 31, 2021, we have no intent to sell any securities that were in an unrealized loss position nor is it expected that we would be required to sell the securities prior to their anticipated recovery.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2021	2020	2019
Proceeds from sales of securities	$605,846	$18,006	$191,298
Gross realized gains on securities	270	17	5,521
Gross realized losses on securities	(38)	(42)	(1,010)
Net realized gains (losses)	$232	$(25)	$4,511
Income tax (expense) benefit on net realized gains (losses)	$(65)	$7	$(1,267)
Effective tax rate applied	28.0%	28.0%	28.1%

Note 5: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	December 31, 2021	December 31, 2020
Commercial [1]	$771,474	$407,159
Leases	176,031	141,601
Commercial real estate - Investor	957,389	582,042
Commercial real estate - Owner occupied	574,384	333,070
Construction	206,132	98,486
Residential real estate - Investor	63,399	56,137
Residential real estate - Owner occupied	213,248	116,388
Multifamily	309,164	189,040
HELOC	115,664	80,908
HELOC - Purchased	10,626	19,487
Other [2]	24,437	10,533
Total loans	3,421,948	2,034,851
Allowance for credit losses on loans	(44,281)	(33,855)
Net loans[3]	$3,377,667	$2,000,996

1 Includes $38.4 million and $74.1 million of PPP loans outstanding at December 31, 2021 and 2020, respectively.

2  Unless otherwise noted, the “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 5 - Loans and Allowance for Credit Losses on Loans.

3  Excludes accrued interest receivable of $9.2 million and $7.0 million at December 31, 2021 and December 31, 2020, respectively, which is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 71.6% and 72.5% of the portfolio at December 31, 2021 and December 31, 2020, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

The following table represent the activity in the ACL for loans for the year ended December 31, 2021 and 2020:

		Impact of	Provision for
	Beginning	WSB Acquisition	(Release of)			Ending
Allowance for credit losses	Balance	with PCD Loans	Credit Losses	Charge-offs	Recoveries	Balance

Commercial	$2,812	$7,161	$2,389	$963	$352	$11,751
Leases	3,888	-	(339)	69	-	3,480
Commercial real estate - Investor	9,205	1,877	4,657	2,724	78	13,093
Commercial real estate - Owner occupied	2,251	2,771	(845)	1,797	235	2,615
Construction	4,054	102	(783)	-	-	3,373
Residential real estate - Investor	1,740	23	(1,294)	-	291	760
Residential real estate - Owner occupied	2,714	136	(176)	-	158	2,832
Multifamily	3,625	-	233	183	-	3,675
HELOC	1,749	5	408	17	234	2,379
HELOC - Purchased	199	-	(68)	-	-	131
Other	1,618	-	(1,387)	180	141	192
Ending Balance, December 31, 2021	$33,855	$12,075	$2,795	$5,933	$1,489	$44,281

		Impact of	Provision for
Allowance for credit losses	Beginning	Adopting	(Release of)			Ending
	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$3,015	$(292)	$72	$39	$56	$2,812
Leases	1,262	501	2,233	206	98	3,888
Commercial real estate - Investor	6,218	(741)	4,075	512	165	9,205
Commercial real estate - Owner occupied	3,678	(848)	487	1,763	697	2,251
Construction	513	1,334	2,095	60	172	4,054
Residential real estate - Investor	601	740	350	8	57	1,740
Residential real estate - Owner occupied	1,257	1,320	(107)	43	287	2,714
Multifamily	1,444	1,732	449	-	-	3,625
HELOC	1,161	1,526	(1,198)	127	387	1,749
HELOC - Purchased	-	-	265	66	-	199
Other	640	607	445	244	170	1,618
Ending Balance, December 31, 2020	$19,789	$5,879	$9,166	$3,068	$2,089	$33,855

The following table presents activity in the allowance for loan and lease losses for the years ended December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

		Provision
	Beginning	for Loan			Ending
Allowance for loan and lease losses:	Balance	Losses	Charge-offs	Recoveries	Balance
Commercial	$2,832	$218	$109	$74	$3,015
Leases	734	577	49	-	1,262
Commercial real estate - Investor	6,339	(497)	303	679	6,218
Commercial real estate - Owner occupied	3,515	874	716	5	3,678
Construction	969	(448)	9	1	513
Residential real estate - Investor	554	43	7	11	601
Residential real estate - Owner occupied	1,377	(86)	111	77	1,257
Multifamily	616	813	-	15	1,444
HELOC	1,449	(351)	109	172	1,161
HELOC - Purchased	-	229	229	-	-
Other	621	228	409	200	640
Ending Balance, December 31, 2019	$19,006	$1,600	$2,051	$1,234	$19,789

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31:

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,986	$9,901	$-	$-	$11,887	$2,677
Leases	-	-	3,249	505	3,754	811
Commercial real estate - Investor	5,693	-	-	-	5,693	-
Commercial real estate - Owner occupied	9,147	-	-	2,490	11,637	362
Construction	2,104	-	-	-	2,104	992
Residential real estate - Investor	925	-	-	-	925	-
Residential real estate - Owner occupied	4,271	-	-	-	4,271	276
Multifamily	1,845	-	-	-	1,845	75
HELOC	826	-	-	-	826	190
HELOC - Purchased	180	-	-	-	180	-
Other	-	-	-	7	7	4
Total	$26,977	$9,901	$3,249	$3,002	$43,129	$5,387

		Accounts				ACL
December 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$1,070	$-	$55	$1,125	$56
Leases	-	-	2,377	597	2,974	880
Commercial real estate - Investor	4,179	-	-	-	4,179	84
Commercial real estate - Owner occupied	9,726	-	-	-	9,726	195
Construction	1,891	-	-	-	1,891	952
Residential real estate - Investor	928	-	-	-	928	-
Residential real estate - Owner occupied	3,535	-	-	-	3,535	10
Multifamily	3,838	-	-	-	3,838	378
HELOC	1,053	-	-	-	1,053	78
HELOC - Purchased	-	-	-	-	-	-
Other	-	-	-	4	4	4
Total	$25,150	$1,070	$2,377	$656	$29,253	$2,637

Aged analysis of past due loans by class of loans as of December 31, 2021 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2021[1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,407	$1,413	$1,828	$6,648	$764,826	$771,474	$1,396
Leases	125	-	1,571	1,696	174,335	176,031	-
Commercial real estate - Investor	-	267	1,107	1,374	956,015	957,389	-
Commercial real estate - Owner occupied	2,324	500	4,848	7,672	566,712	574,384	1,594
Construction	854	-	-	854	205,278	206,132	-
Residential real estate - Investor	395	470	792	1,657	61,742	63,399	23
Residential real estate - Owner occupied	1,994	591	3,077	5,662	207,586	213,248	97
Multifamily	-	1,046	-	1,046	308,118	309,164	-
HELOC	193	23	218	434	115,230	115,664	-
HELOC - Purchased	-	-	180	180	10,446	10,626	-
Other	50	46	23	119	24,318	24,437	-
Total	$9,342	$4,356	$13,644	$27,342	$3,394,606	$3,421,948	$3,110

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

There were 509 loans which totaled $242.7 million modified under the CARES Act in 2020 and 2021.  As of December 31, 2021, seven loans of the original 509 loans deferred, or $7.8 million, had an active deferral request and were in compliance with modified terms; 502 loans which totaled $234.9 million had resumed payments or paid off.  As of December 31, 2021, six of the seven deferred loans, or $7.7 million, are in nonaccrual status.

The following table presents the age analysis of past due loans as of December 31, 2020 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2020 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$-	$52	$52	$407,107	$407,159	$-
Leases	613	59	316	988	140,613	141,601	163
Commercial real estate - Investor	1,439	-	1,108	2,547	579,495	582,042	-
Commercial real estate - Owner occupied	1,848	958	7,309	10,115	322,955	333,070	-
Construction	1,237	-	-	1,237	97,249	98,486	-
Residential real estate - Investor	1,022	20	484	1,526	54,611	56,137	157
Residential real estate - Owner occupied	859	286	717	1,862	114,526	116,388	114
Multifamily	3,282	467	-	3,749	185,291	189,040	-
HELOC	549	50	206	805	80,103	80,908	-
HELOC - Purchased	47	-	-	47	19,440	19,487	-
Other	20	-	-	20	10,513	10,533	-
Total	$10,916	$1,840	$10,192	$22,948	$2,011,903	$2,034,851	$434

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

Nonaccrual loan detail	December 31, 2021	With no ACL	December 31, 2020	With no ACL
Commercial	$11,894	$9,217	$1,125	$1,070
Leases	3,754	2,943	2,638	309
Commercial real estate - Investor	5,694	5,694	1,632	1,632
Commercial real estate - Owner occupied	11,637	11,205	9,262	6,780
Construction	160	160	-	-
Residential real estate - Investor	876	876	928	928
Residential real estate - Owner occupied	4,898	4,622	3,206	3,206
Multifamily	1,573	1,573	2,437	2,437
HELOC	862	672	1,052	845
HELOC - Purchased	180	180	-	-
Other	3	3	-	-
Total	$41,531	$37,145	$22,280	$17,207

The Company recognized $280,000 of interest on nonaccrual loans during the year ended December 31, 2021. The amount of accrued interest reversed against interest income totaled $237,000 for the year ended December 31, 2021.

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

Credit Quality Indicators by class of loans as of December 31, 2021 were as follows in the vintage table below:

								Revolving
								Loans
								Converted
							Revolving	To Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
Commercial
Pass	$192,258	$50,638	$38,614	$28,177	$5,176	$10,945	$408,394	$30	$734,232
Special Mention	44	84	694	-	-	-	3,708	-	4,530
Substandard	9,498	4,048	14,121	326	-	75	4,644	-	32,712
Total commercial	201,800	54,770	53,429	28,503	5,176	11,020	416,746	30	771,474

Leases
Pass	83,402	44,129	$32,259	8,950	1,170	2,367	-	-	172,277
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2,834	623	-	297	-	-	3,754
Total leases	83,402	44,129	35,093	9,573	1,170	2,664	-	-	176,031

Commercial real estate - Investor
Pass	315,247	233,964	147,511	85,049	64,810	55,523	18,602	-	920,706
Special Mention	15,466	-	10,550	-	-	-	-	-	26,016
Substandard	2,238	2,378	451	181	3,612	1,807	-	-	10,667
Total commercial real estate - investor	332,951	236,342	158,512	85,230	68,422	57,330	18,602	-	957,389

Commercial real estate - Owner occupied
Pass	220,324	96,607	61,511	60,915	54,236	59,887	2,522	-	556,002
Special Mention	-	-	2,953	-	-	-	-	-	2,953
Substandard	8,318	942	1,686	-	1,251	3,232	-	-	15,429
Total commercial real estate - owner occupied	228,642	97,549	66,150	60,915	55,487	63,119	2,522	-	574,384

Construction
Pass	88,620	65,629	37,169	2,727	477	1,193	1,143	-	196,958
Special Mention	-	2,138	4,932	-	-	-	-	-	7,070
Substandard	160	-	-	1,944	-	-	-	-	2,104
Total construction	88,780	67,767	42,101	4,671	477	1,193	1,143	-	206,132

Residential real estate - Investor
Pass	13,371	9,758	13,084	6,392	7,059	10,602	1,868	-	62,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	121	144	-	197	385	418	-	-	1,265
Total residential real estate - investor	13,492	9,902	13,084	6,589	7,444	11,020	1,868	-	63,399

Residential real estate - Owner occupied
Pass	48,009	31,912	20,990	13,304	30,562	60,661	2,052	-	207,490
Special Mention	659	-	-	-	-	-	-	-	659
Substandard	322	183	6	1,219	176	3,193	-	-	5,099
Total residential real estate - owner occupied	48,990	32,095	20,996	14,523	30,738	63,854	2,052	-	213,248

Multifamily
Pass	109,175	71,748	39,293	61,190	11,399	7,117	64	-	299,986
Special Mention	-	-	6,900	-	-	-	-	-	6,900
Substandard	433	-	-	1,543	302	-	-	-	2,278
Total multifamily	109,608	71,748	46,193	62,733	11,701	7,117	64	-	309,164

HELOC
Pass	907	2,091	2,131	805	1,667	1,869	104,843	-	114,313
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	-	-	17	12	196	1,018	-	1,243
Total HELOC	907	2,091	2,131	822	1,679	2,065	105,969	-	115,664

HELOC - Purchased
Pass	-	-	-	-	-	10,446	-	-	10,446
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	180	-	-	180
Total HELOC - purchased	-	-	-	-	-	10,626	-	-	10,626

Other
Pass	8,659	1,099	437	254	1,414	5,358	7,206	-	24,427
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3	-	7	-	-	-	-	10
Total other	8,659	1,102	437	261	1,414	5,358	7,206	-	24,437

Total loans
Pass	1,079,972	607,575	392,999	267,763	177,970	225,968	546,694	30	3,298,971
Special Mention	16,169	2,222	26,029	-	-	-	3,816	-	48,236
Substandard	21,090	7,698	19,098	6,057	5,738	9,398	5,662	-	74,741
Total loans	$1,117,231	$617,495	$438,126	$273,820	$183,708	$235,366	$556,172	$30	$3,421,948

Credit quality indicators by loan class at December 31, 2020 were as follows:

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

The Company had $488,000 and $546,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2021 and December 31, 2020, respectively.

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

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.

The number of loans that were modified during the period, including the amortized cost basis pre- and post-modification are summarized as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended December 31, 2021			Year Ended December 31, 2021
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	-	$-	$-	-	$-	$-
Total	-	$-	$-	-	$-	$-

	TDR Modifications			TDR Modifications
	Three Months Ended December 31, 2020			Year Ended December 31, 2020
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Residential real estate - Owner occupied
HAMP[1]	1	$154	$153	3	$410	$395
Total	1	$154	$153	3	$410	$395

1 HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2021 and 2020.

As of December 31, 2021 and 2020, there were no commitments to lend additional funds to debtors whose terms have been modified in a TDR.

There were no loans purchased and/or sold during 2021 and 2020.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2021	2020
Beginning balance	$783	$961
New loans, including acquired related party loans	11,836	644
Repayments and other reductions	(2,457)	(822)
Change in related party status	-	-
Ending balance	$10,162	$783

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2021	2020	2019
Balance at beginning of period	$2,474	$5,004	$7,175
Property additions, net of acquisition adjustments	5,748	898	872
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	5,787	3,071	2,515
Period valuation (write-up)/write-down	79	357	519
Other adjustments	-	-	9
Balance at end of period	$2,356	$2,474	$5,004

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2021	2020	2019
Balance at beginning of period	$1,643	$6,712	$8,027
Provision for unrealized losses	79	357	519
Reductions taken on sales	(543)	(5,426)	(1,834)
Balance at end of period	$1,179	$1,643	$6,712

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2021	2020	2019
(Gain) on sales, net	$(41)	$(204)	$(264)
Provision for unrealized losses	79	357	519
Operating expenses	133	535	173
Less:
Lease revenue	4	37	5
Net OREO expense	$167	$651	$423

Note 7: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2021			2020
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$42,375	$-	$42,375	$18,501	$-	$18,501
Buildings	59,313	26,959	32,354	43,579	25,909	17,670
Leasehold improvements	2,324	1,004	1,320	2,324	699	1,625
Furniture and equipment	57,533	45,577	11,956	51,461	43,780	7,681
Total Premises and Equipment	$161,545	$73,540	$88,005	$115,865	$70,388	$45,477

Total premises and equipment increased $42.5 million at December 31, 2021, compared to December 31, 2020, due to the West Suburban acquisition.  Subsequent to the acquisition, the Company evaluated all branches for overlap and potential closure.  Thirteen locations were identified for closure and potential future sale, which are expected to occur in the second and third quarters of 2022.

The Company performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate the branch carrying value may not be recoverable.  For the year ended December 31, 2021, impairment charges of $3.8 million were recorded within occupancy, furniture and equipment expense in the Consolidated Statements of Income related to four branches identified for closure.

Note 8: Deposits

Major classifications of deposits at December 31, were as follows:

	2021	2020
Noninterest bearing demand	$1,428,055	$909,505
Savings	1,826,346	399,057
NOW accounts	605,056	486,612
Money market accounts	1,102,965	316,465
Certificates of deposit of less than $100,000	287,238	200,107
Certificates of deposit of $100,000 through $250,000	147,854	164,982
Certificates of deposit of more than $250,000	68,718	60,345
Total deposits	$5,466,232	$2,537,073

The Company had $10.1 million and $59.1 million in listing service deposits as of December 31, 2021 and 2020.  Deposits held by senior officers and directors, including their related interests, totaled $26.8 million and $2.3 million as of December 31, 2021 and 2020.

At December 31, 2021, scheduled maturities of time deposits were as follows:

2022	$337,822
2023	78,697
2024	38,599
2025	30,858
2026	17,834
Total time deposits	$503,810

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2021 and 2020:

	2021	2020
Securities sold under repurchase agreements	$50,337	$66,980
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,212	-
Senior notes	44,480	44,375
Notes payable and other borrowings	19,074	23,393
Total borrowings	$198,876	$160,521

1 See Note 10: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $50.3 million and $67.0 million at December 31, 2021 and 2020, respectively.  The fair value of the pledged collateral was $113.0 million and $94.4 million at December 31, 2021 and December 31, 2020, respectively.  At December 31, 2021, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Total FHLBC advances are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.  As of December 31, 2021 and 2020, the Bank had no outstanding short-term FHLBC advances. As of December 31, 2021, FHLBC stock owned by the Bank was valued at $7.1 million, and the principal balance of loans pledged was $536.9 million.  As of December 31, 2020, FHLBC stock owned by the Bank was valued at $3.7 million, the fair value of securities pledged to the FHLBC was $54.7 million, and the principal balance of loans pledged was $625.8 million.   In 2018, the Bank assumed $23.4 million of long-term FHLBC advances with the ABC acquisition. At December 31, 2021, one remaining long-term FHLBC advance, which is included in notes payable and other borrowings, has a total outstanding balance of $6.1 million and is scheduled to mature over the next 4.25 years with an interest rate of 2.83%.  At December 31, 2020, the long-term FHLBC advance had a total outstanding balance of $6.4 million and was scheduled to mature over the next 5.25 years with interest rate of 2.83%. Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $390.4 million.  Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $313.1 million on December 31, 2021.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2021, we had $59.2 million of subordinated debentures outstanding, net of deferred issuance costs

The Company also has $44.5 million of senior notes outstanding, net of deferred issuance costs, as of December 31, 2021 and $44.4 million as of December 31, 2020. The senior notes were issued in 2016, had an original maturity of ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The effective interest rate at December 31, 2021 was 6.06%.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2021 and 2020, unamortized debt issuance costs related to the senior notes were $520,000 and $625,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheets.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $13.0 million is outstanding as of December 31, 2021, with a correspondent bank, the proceeds of which were used in the redemption of the Company’s 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 10 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, with no prepayment penalties; any remaining balances are due on February 24, 2023.  The effective interest rate at December 31, 2021 was 1.85%.  The balance of this note is included within Notes payable and other borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $20.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2021	$-	-	$70,980	0.46%
2022	58,337	0.37%	4,000	1.91
2023	9,000	1.85	9,000	1.91
2024	-	-	-	-
2025	-	-	-	-
2026	46,554	5.88	-	-
Thereafter	84,985	3.89	76,541	5.24
Total borrowings	$198,876	3.23%	$160,521	2.86%

Note 10: Junior Subordinated Debentures

On March 2, 2020, the Company redeemed 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I (“OSBCP”)  and related debentures, which totaled $32.6 million.  These debentures were originally issued in 2003 for a term of 30 years at 7.80%, and subject to regulatory approval, were able to be called in whole or in part by the Company after June 30, 2008.  The Company received regulatory approval to redeem the debentures in early 2020, and notified OSBCP stockholders of the redemption in late January 2020.  Cash disbursed for the redemption, including accrued interest on the debentures, totaled $33.0 million, or $10.13 per OSBCP share.  The OSBCP redemption was funded by cash on hand and the $20.0 million term note discussed in Note 9 – Borrowings.  Upon redemption of the junior subordinated debentures related to OSBCP in March 2020, the Company recognized the remaining unamortized debt issuance costs of $635,000.

The Company sold $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate on June 16, 2017, a cash flow hedge was initiated, whereby the Company swapped the three-month LIBOR for a fixed rate of 2.8%.  Accordingly, the effective rate of the instrument was 4.4% as of December 31, 2021 and 2020. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Trust I and Trust II the debentures issued by the Company are disclosed on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2021 and 2020, unamortized debt issuance costs related to the junior subordinated debentures were $1,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.

Under the terms of the subordinated debenture issued to Old Second Capital Trust II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock. As of December 31, 2021, the Company is current on the payments due on these securities.

Note 11: Income Taxes

Income tax expense (benefit) for the years ending December 31, were as follows:

	2021	2020	2019
Current federal	$750	$6,269	$4,815
Current state	594	3,960	1,151
Deferred federal	4,445	(135)	3,177
Deferred state	2,034	(511)	3,259
Total income tax expenses	$7,823	$9,583	$12,402

The following were the components of the deferred tax assets and liabilities as of December 31:

	2021	2020
Allowance for credit losses	$15,601	$11,058
Deferred compensation	1,378	1,093
Goodwill amortization/impairment	980	2,212
Stock based compensation	971	1,356
Business combination adjustments	940	255
OREO write-downs	573	614
Federal recognized built-in loss ("RBIL") carryforward	493	142
State net operating loss and RBIL carryforward	-	60
Other assets	2,129	2,182
Total deferred tax assets	23,065	18,972

Accumulated depreciation on premises and equipment	(1,701)	(1,237)
Mortgage servicing rights	(2,113)	(1,261)
Amortization of core deposit intangible	(4,550)	(171)
State tax benefits	(641)	(930)
Securities	(2,620)	-
Other liabilities	(1,931)	(1,481)
Total deferred tax liabilities	(13,556)	(5,080)
Net deferred tax asset before adjustments related to other comprehensive income	9,509	13,892
Tax effect of adjustments related to other comprehensive income	(3,410)	(5,771)
Net deferred tax asset	$6,099	$8,121

At December 31, 2021, the Company had $2,348,000 of federal net operating loss carryforward, which may be carried forward indefinitely, and no state net operating loss carryforward.

The components of the provision for deferred income tax expense (benefit) for the years ending December 31, were as follows:

	2021	2020	2019
Provision for credit losses	$(78)	$(4,976)	$(279)
Deferred compensation	1,388	(186)	(242)
Amortization of core deposit intangible	(18)	27	14
Stock based compensation	385	266	(245)
Business combination adjustments	80	1,292	985
OREO write-downs	1,543	1,317	406
Federal net operating loss and RBIL carryforward	(351)	198	1,859
State net operating loss and RBIL carryforward	60	266	3,708
Depreciation	(1,737)	491	303
Mortgage servicing rights	852	(518)	(431)
Goodwill amortization/impairment	1,232	1,244	1,242
State tax benefits	(491)	3	(912)
Securities	4,188	-	-
Other, net	(574)	(70)	28
Total deferred tax (benefit) expense	$6,479	$(646)	$6,436

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2021	2020	2019
Tax at statutory federal income tax rate	$5,852	$7,856	$10,890
Nontaxable interest income, net of disallowed interest deduction	(1,069)	(1,067)	(1,409)
BOLI income	(292)	(271)	(480)
State income taxes, net of federal benefit	2,054	2,570	3,496
Stock based compensation	54	297	(207)
Transaction costs	396	-	-
Other, net	828	198	112
Total tax at effective tax rate	$7,823	$9,583	$12,402

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No significant negative evidence was noted.

Note 12: Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”).  The 2019 Plan was originally approved at the May 2019 annual stockholders’ meeting and authorized 600,000 shares, and at the May 2021 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the plan by 1,200,000 shares, from 600,000 shares to 1,800,000 shares.  Following the approval of the 2019 Plan, no further awards will be granted under any other prior plan.

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2021, 1,395,981 shares remained available for issuance under the 2019 Plan.

The Company granted 16,500 stock options in 2009 under the 2008 Equity Incentive Plan, and there are no remaining outstanding stock options as of December 31, 2021.  No stock options were granted in 2009 through 2021.  There were 4,500 stock options exercised during 2019 and no stock options exercised during 2020 or 2021.  At December 31, 2021, the Company had no unrecognized compensation cost related to unvested stock options as all stock options have fully vested.

A summary of stock option activity as of each year is as follows:

	2021	2020	2019
Intrinsic value of options exercised	$-	$-	$27
Cash received from option exercises	-	-	32
Tax benefit realized from option exercises	-	-	5
Weighted average fair value of options granted	-	-	-

Generally, restricted stock and restricted stock units granted under the 2019 Plan vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change the terms of particular awards including the vesting schedule.

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

Awards of restricted stock units under the 2019 Plan generally entitled holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the 2019 Plan are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

Total compensation cost that has been charged for the 2019 Plan and prior plans was $1.4 million, $2.1 million and $2.5 million for the years ending December 31, 2021, 2020 and 2019 respectively.

There were 274,881 and 140,944 restricted stock units granted during the years ending December 31, 2021 and 2020, respectively.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the years ending December 31, 2021, is as follows:

	December 31, 2021
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	532,609	$13.15
Granted	274,881	11.61
Vested	(199,492)	13.88
Forfeited	(67,692)	13.54
Unvested at December 31	540,306	$12.42

Total unrecognized compensation cost of restricted stock unit awards was $3.1 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.96 years.

Note 13: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2021	2020	2019
Basic earnings per share:
Weighted-average common shares outstanding	30,208,663	29,623,333	29,891,046
Net income	$20,044	$27,825	$39,455
Basic earnings per share	$0.66	$0.94	$1.32

Diluted earnings per share:
Weighted-average common shares outstanding	30,208,663	29,623,333	29,891,046
Dilutive effect of unvested restricted awards [1]	529,199	550,739	525,302
Diluted average common shares outstanding	30,737,862	30,174,072	30,416,348

Net Income	$20,044	$27,825	$39,455
Diluted earnings per share	$0.65	$0.92	$1.30

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2021			December 31, 2020
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$384	$17,474	$17,858	$329	$9,051	$9,380
Commercial standby	-	-	-	-	-	-
Performance standby	456	14,907	15,363	356	4,517	4,873
	840	32,381	33,221	685	13,568	14,253
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$840	$32,448	$33,288	$685	$13,635	$14,320

Unused loan commitments:	$84,225	$895,665	$979,890	$88,883	$316,298	$405,181

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2021, aggregate future minimum rental income to be received under noncancelable leases totaled $425,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $361,000, $223,000, and $248,000 in 2021, 2020 and 2019, respectively.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $1.2 million, $1.0 million, and $916,000 in 2021, 2020 and 2019, respectively.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2021:

						2027
	2022	2023	2024	2025	2026	and there after
Rental commitment	$864	$792	$771	$738	$662	$2,635

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2021, and December 31, 2020.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$394,421	9.46%	$291,855	7.00%	N/A	N/A
Old Second Bank	514,992	12.41	290,487	7.00	$269,738	6.50%
Total capital to risk weighted assets
Consolidated	522,932	12.55	437,513	10.50	N/A	N/A
Old Second Bank	558,503	13.46	435,682	10.50	414,935	10.00
Tier 1 capital to risk weighted assets
Consolidated	419,421	10.06	354,382	8.50	N/A	N/A
Old Second Bank	514,992	12.41	352,734	8.50	331,985	8.00
Tier 1 capital to average assets
Consolidated	419,421	7.81	214,812	4.00	N/A	N/A
Old Second Bank	514,992	9.58	215,028	4.00	268,785	5.00

2020
Common equity tier 1 capital to risk weighted assets
Consolidated	$277,199	11.94%	$162,512	7.00%	N/A	N/A
Old Second Bank	318,466	13.75	162,128	7.00	$150,548	6.50%
Total capital to risk weighted assets
Consolidated	331,178	14.26	243,855	10.50	N/A	N/A
Old Second Bank	347,408	15.00	243,186	10.50	231,605	10.00
Tier 1 capital to risk weighted assets
Consolidated	302,199	13.01	197,440	8.50	N/A	N/A
Old Second Bank	318,466	13.75	196,870	8.50	185,289	8.00
Tier 1 capital to average assets
Consolidated	302,199	10.21	118,393	4.00	N/A	N/A
Old Second Bank	318,466	10.74	118,609	4.00	148,262	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2021, the capital measures of the Company exclude $3.8 million, which is the Day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses during 2020 and 2021, excluding PCD loans and acquisition related adjustments.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of December 31, 2021, the Company had total dividend availability of $9.5 million from the Bank, per regulatory guidelines.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

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

	2021	2020
Forward contracts:
Notional amount	$20,000	$46,500
Fair value	17	(228)

Rate lock commitments:
Notional amount	$14,414	$37,972
Fair value	491	1,068

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $239.2 million in loans to investors receiving proceeds of $254.4 million and resulting in a gain on sale of $9.3 million for the year ended December 31, 2021.  Sales to investors included $187.5 million, or 76.5% to FNMA and $39.0 million, or 15.9%, to FHLMC for the year ended December 31, 2021.  No other individual investor was sold more than 10% of the total loans sold.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At December 31, 2021 and 2020, there were no transfers between levels.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate asset backed securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g. residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of impaired loans with specific allocations of the ACL is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$202,339	$-	$-	$202,339
U.S. government agencies	-	61,888	-	61,888
U.S. government agencies mortgage-backed	-	172,302	-	172,302
States and political subdivisions	-	242,373	14,092	256,465
Corporate bonds	-	9,887	-	9,887
Collateralized mortgage obligations	-	672,967	-	672,967
Asset-backed securities	-	236,877	-	236,877
Collateralized loan obligations	-	79,763	-	79,763
Loans held-for-sale	-	4,737	-	4,737
Mortgage servicing rights	-	-	7,097	7,097
Interest rate swap agreements	-	3,494	-	3,494
Mortgage banking derivatives	-	508	-	508
Total	$202,339	$1,484,796	$21,189	$1,708,324

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$6,809	$-	$6,809
Total	$-	$6,809	$-	$6,809

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$4,117	$-	$-	$4,117
U.S. government agencies	-	6,657	-	6,657
U.S. government agencies mortgage-backed	-	17,209	-	17,209
States and political subdivisions	-	244,940	4,319	249,259
Collateralized mortgage obligations	-	56,585	-	56,585
Asset-backed securities	-	131,818	-	131,818
Collateralized loan obligations	-	30,533	-	30,533
Loans held-for-sale	-	12,611	-	12,611
Mortgage servicing rights	-	-	4,224	4,224
Interest rate swap agreements	-	9,388	-	9,388
Mortgage banking derivatives	-	840	-	840
Total	$4,117	$510,581	$8,543	$523,241

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,159	$-	$13,159
Total	$-	$13,159	$-	$13,159

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(20)	2,420
Included in other comprehensive income	801	-
Purchases, issuances, sales, and settlements
Purchases	9,919	-
Issuances	-	1,612
Settlements	(927)	(1,159)
Ending balance December 31, 2021	$14,092	$7,097

	Year Ended December 31, 2020
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2020	$5,419	$5,935
Total gains or losses
Included in earnings	(20)	(2,483)
Included in other comprehensive income	(628)	-
Purchases, issuances, sales, and settlements
Purchases	13,086	-
Issuances	-	2,288
Settlements	(13,538)	(1,516)
Ending balance December 31, 2020	$4,319	$4,224

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2021:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,097	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 36.6%	11.9%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2020:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$4,224	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	5.5 - 59.1%	19.5%

In addition to the above, Level 3 fair value measurement included $14.1 million for state and political subdivisions representing various local municipality securities at December 31, 2021.  Level 3 fair value measurement included $4.3 million on the state and political subdivisions line at December 31, 2020.  Given the small dollar amount and size of the municipality issuances involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipalities.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2021 the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$13,138	$13,138
Other real estate owned, net[2]	-	-	2,356	2,356
Total	$-	$-	$15,494	$15,494

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $18.5 million and a valuation allowance of $5.4 million, resulting in an increase of specific allocations within the provision for credit losses of $2.7 for the year ending December 31, 2021.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $2.4 million, which is made up of the outstanding balance of $3.7 million, net of a valuation allowance of $1.2 million and purchase accounting adjustments of $131,000 at December 31, 2021.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$9,675	$9,675
Other real estate owned, net[2]	-	-	2,474	2,474
Total	$-	$-	$12,149	$12,149

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $12.3 million and a valuation allowance of $2.6 million, resulting in an increase of specific allocations within the provision for loan and lease losses of $1.4 million for the year ending December 31, 2020.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $2.5 million, which is made up of the outstanding balance of $4.1 million, net of a valuation allowance of $1.6 million, at December 31, 2020.

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

Note 18: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2021 and 2020, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 16: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,565	$38,565	$38,565	$-	$-
Interest earning deposits with financial institutions	713,542	713,542	713,542	-	-
Securities available-for-sale	1,692,488	1,692,488	202,339	1,476,057	14,092
FHLBC and FRBC stock	13,257	13,257	-	13,257	-
Loans held-for-sale	4,737	4,737	-	4,737	-
Net loans	3,377,667	3,408,199	-	-	3,408,199
Mortgage servicing rights	7,097	7,097	-	-	7,097
Interest rate swap agreements	3,494	3,494	-	3,494	-
Interest rate lock commitments and forward contracts	508	508	-	508	-
Interest receivable on securities and loans	13,431	13,431	-	13,431	-

Financial liabilities:
Noninterest bearing deposits	$1,428,055	$1,428,055	$1,428,055	$-	$-
Interest bearing deposits	4,038,177	4,041,369	-	4,041,369	-
Securities sold under repurchase agreements	50,377	50,377	-	50,377	-
Junior subordinated debentures	25,773	18,557	-	18,557	-
Subordinated debentures	59,212	60,111		60,111
Senior notes	44,480	44,480	44,480	-	-
Note payable and other borrowings	19,074	19,411	-	19,411	-
Interest rate swap agreements	6,788	6,788	-	6,788	-
Interest payable on deposits and borrowings	1,706	1,706	-	1,706	-

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,306	$24,306	$24,306	$-	$-
Interest earning deposits with financial institutions	305,597	305,597	305,597	-	-
Securities available-for-sale	496,178	496,178	4,117	487,742	4,319
FHLBC and FRBC stock	9,917	9,917	-	9,917	-
Loans held-for-sale	12,611	12,611	-	12,611	-
Net loans	2,000,996	2,009,773	-	-	2,009,773
Mortgage servicing rights	4,224	4,224	-	-	4,224
Interest rate swap agreements	9,388	9,388	-	9,388	-
Interest rate lock commitments and forward contracts	840	840	-	840	-
Interest receivable on securities and loans	9,698	9,698	-	9,698	-

Financial liabilities:
Noninterest bearing deposits	$909,505	$909,505	$909,505	$-	$-
Interest bearing deposits	1,627,568	1,630,109	-	1,630,109	-
Securities sold under repurchase agreements	66,980	66,980	-	66,980	-
Junior subordinated debentures	25,773	14,658	-	14,658	-
Senior notes	44,375	44,600	44,600	-	-
Note payable and other borrowings	23,393	24,043	-	24,043	-
Interest rate swap agreements	13,071	13,071	-	13,071	-
Interest payable on deposits and borrowings	418	418	-	418	-

Note 19: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income or interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense  as interest payments are received on the variable rate loan pool or the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $190,000 will be reclassified as an increase to interest income and an additional $174,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2021 and  2020, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  The Bank pays the counterparty a fixed rate and receives a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate in June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $17.2 million of cash collateral pledged with one correspondent financial institution and held $180,000 of cash pledged from another correspondent bank to support interest rate swap activity at December 31, 2021, and no investment securities were required to be pledged to any correspondent financial institutions.  The Bank had $17.2 million of cash collateral pledged with one correspondent financial institution and held $1.4 million of cash pledged from another correspondent bank to support interest rate swap activity at December 31, 2020, and no investment securities were required to be pledged to any correspondent financial institutions.  At December 31, 2021, the notional amount of non-hedging interest rate swaps was $165.0 million with a weighted average maturity of 3.9 years.  At December 31, 2020, the notional amount of non-hedging interest rate swaps was $189.1 million with a weighted average maturity of 4.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	808	Other Liabilities	4,102
Total derivatives designated as hedging instruments				808		4,102

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	165,005	Other Assets	2,686	Other Liabilities	2,686
Interest rate lock commitments and forward contracts	87	34,414	Other Assets	508	Other Liabilities	-
Other contracts	3	17,173	Other Assets	-	Other Liabilities	21
Total derivatives not designated as hedging instruments				3,194		2,707

			December 31, 2020
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	2,697	Other Liabilities	6,380
Total derivatives designated as hedging instruments				2,697		6,380

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	28	189,126	Other Assets	6,691	Other Liabilities	6,691
Interest rate lock commitments and forward contracts	205	84,472	Other Assets	840	Other Liabilities	-
Other contracts	4	26,523	Other Assets	-	Other Liabilities	88
Total derivatives not designated as hedging instruments				7,531		6,779

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $2.4 million as of December 31, 2021, and $2.7 million as of December 31, 2020.  The amount of the loss reclassified from AOCI to interest income or interest expense on the income statement totaled $56,000 and $57,000 for the years ended December 31, 2021, and December 31, 2020, respectively.

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

Note 20: Preferred Stock

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2021 and 2020.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2021	2020
Assets
Noninterest bearing deposit with bank subsidiary	$25,112	$47,601
Investment in subsidiaries	626,325	353,722
Other assets	1,111	3,270
Total assets	$652,548	$404,593

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,773	$25,773
Subordinated debt	59,212	-
Senior notes	44,480	44,375
Notes payable	13,000	17,000
Other liabilities	8,056	10,358
Stockholders’ equity	502,027	307,087
Total liabilities and stockholders' equity	$652,548	$404,593

Condensed Statements of Income for the years ended December 31 were as follows:

	2021	2020	2019
Operating Income
Cash dividends received from subsidiaries	$40,000	$41,300	$20,000
Other income	15	32	109
Total operating income	40,015	41,332	20,109
Operating Expenses
Junior subordinated debentures	1,133	2,216	3,724
Subordinated debt	1,610	-	-
Senior notes	2,692	2,693	2,700
Notes payable	291	362	-
Other interest expense	-	-	13
Other expenses	6,918	3,669	4,025
Total operating expense	12,644	8,940	10,462
Income before income taxes and equity in undistributed net income of subsidiaries	27,371	32,392	9,647
Income tax benefit	(2,986)	(2,215)	(3,187)
Income before equity in undistributed net income of subsidiaries	30,357	34,607	12,834
Equity in undistributed net income of subsidiaries	(10,313)	(6,782)	26,621
Net income available to common stockholders	$20,044	$27,825	$39,455

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2021	2020	2019
Cash Flows from Operating Activities
Net Income	$20,044	$27,825	$39,455
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	10,313	6,782	(26,621)
Provision for deferred tax expense (benefit)	(248)	(514)	4,186
Change in taxes payable	(695)	5,933	3,896
Change in other assets	(12)	954	-
Stock-based compensation	1,435	2,089	2,516
Other, net	961	682	(80)
Net cash provided by (used in) operating activities	31,798	43,751	23,352

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	(94,406)	-	-
Net cash used in investing activities	(94,406)	-	-

Cash Flows from Financing Activities
Net change in other short-term borrowings	-	-	(4,000)
Dividend paid on common stock	(4,612)	(1,186)	(1,195)
Purchases of treasury stock	(10,417)	(5,922)	(666)
Redemption of junior subordinated debentures	-	(32,604)	-
Issuance of term note	-	20,000	-
Issuance of sub debt	59,148	-	-
Repayment of term note	(4,000)	(3,000)	-
Proceeds from exercise of stock option	-	-	32
Net cash (used in) provided by financing activities	40,119	(22,712)	(5,829)
Net change in cash and cash equivalents	(22,489)	21,039	17,523
Cash and cash equivalents at beginning of year	47,601	26,562	9,039
Cash and cash equivalents at end of year	$25,112	$47,601	$26,562

Note 22: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements; these service requirements were shortened in 2020 from eligibility the first day of a quarter after 90 days of service to the first day of a month after 30 days of service.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2021, 2020 and 2019, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2021, 2020 and 2019.

The total expense relating to the 401(k) Plan was approximately $1.4 million in 2021, $1.2 million in 2020 and $1.1 million in 2019.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2021, 2020 and 2019 are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Old Second Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Old Second Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO framework.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at West Suburban Bancorp (“WSB”), which was acquired on December 1, 2021, and whose financial statements constitute 47.5% of total assets and 4.1% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at WSB.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of January 1, 2020.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, management’s estimate of the allowance for credit losses at December 31, 2021, includes a reserve on collectively evaluated loans. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the length of the reasonable and supportable forecast period, (ii) the estimated remaining life of each segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the consolidated financial statements. As of December 31, 2021, the qualitative factor determined to have the most significant impact on expected credit losses was management’s assessment of changes in the volume and severity of past due loans and other similar loan conditions.

Significant judgment was required by management in the selection and application of subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of ACL included, but was not limited to, the following:

●	We tested the design and operating effectiveness of management’s controls over key assumptions and judgments, the CECL estimation model for loan portfolios, and management’s determination of qualitative adjustments.
●	We tested management’s process for determining reserves on collectively evaluated loans including:
o	Evaluation of the appropriateness of management’s methodology.
o	Testing the completeness and accuracy of data utilized by management.
o	Evaluation of the relevance and reliability of information used by management in the development of the estimate.
o	Evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether assumptions used were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the company.

Valuation of the Acquired Loan Portfolio – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, during 2021 the Company acquired West Suburban Bancorp. In connection with the acquisition, management estimated the fair value of acquired loans based on a discounted cash flow methodology that involves assumptions about credit risk, prepayments, discount rates, and either expected lifetime losses or credit risk and losses at default.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimate of the fair value of acquired loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the acquired loan portfolio included, but was not limited to, the following:

●	We tested the design and operating effectiveness of controls including management’s review of the fair value calculations performed by a third-party valuation specialist, completeness and accuracy of data, and key assumptions and inputs used in the estimate.
●	We tested management’s process for estimating the fair value of acquired loans including:

o	Involvement of valuation specialists to assist us in testing management’s methodology and significant assumptions used in the estimate.
o	Assessment of management’s selection of valuation methodology and application of significant assumptions.
o	Evaluation of the completeness and accuracy of data used in the estimate.
o	Evaluation of the relevance and reliability of information used in the development of the estimate.
o	Evaluation of the reasonableness of significant assumptions used in the estimate, including comparison to third party market sources, where available, and comparison to independently developed assumptions.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

March 10, 2022

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 1, 2021, the Company completed the merger with West Suburban. The Company is in the process of evaluating the existing controls and procedures of West Suburban and integrating West Suburban into the Company’s internal controls over financial reporting.  In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal controls over financial reporting for the year in which the acquisition is completed, the Company has excluded West Suburban from the assessment of the effectiveness of internal controls over financial reporting as of December 31, 2021.  West Suburban represented 47.5% of the Company’s total assets as of December 31, 2021.  Operations of West Suburban comprised approximately 4.1% of total revenues for the year ended December 31, 2021.

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference into this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2021.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2021, on form DEF 14A (the “Proxy Statement”), under the following captions:

●	“Proposal 1—Election of Directors,” including “—Director Experience” and “—Biographical Information for Executive Officers;”
●	“Corporate Governance and the Board of Directors—Code of Business Conduct and Ethics;” and
●	“Corporate Governance and the Board of Directors —Committees of the Board of Directors—Audit Committee;” and
●	“Delinquent Section 16(a) Reports.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in our Proxy Statement under the following captions:

●	“Compensation Discussion and Analysis;”
●	“Compensation Committee Report;”
●	“Executive Compensation;”
●	“Director Compensation;” and
●	“Corporate Governance and the Board of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2021, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	540,306	$12.42	1,395,981
Equity compensation plans not approved by security holders	-	-	-
Total	540,306	$12.42	1,395,981

1 Reflects the outstanding awards and the total remaining share reserve under our 2019 Equity Incentive Plan.

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

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Chicago, Illinois

PCAOB ID: 166

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
2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and West Suburban Bancorp, Inc. dated as of July 25, 2021 (incorporated by reference to Exhibit 2.1 of the Old Second Bancorp, Inc. Current Report on Form 8-K filed on July 26, 2021).+

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
4.6

Form of 3.50% Fixed-to-Floating Subordinated Note due April 15, 2031 of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 7, 2021).

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

10.6*

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors dated September 1, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 6, 2020).

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

10.21*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2018).
10.22*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2018).
10.23*	Form of Director Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018).
10.24*	Old Second Bancorp, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 19, 2019).
10.25*	Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.26*	Form of Director Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.27*	Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.28*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021).
10.29*

Compensation and Benefits Assurance Agreement dated as of March 16, 2021, between Old Second Bancorp, Inc. and Richard A. Gartelmann, Jr., Executive Vice President (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2021).

10.30

Form of Subordinated Note Purchase Agreement, dated as of April 6, 2021, by and among Old Second Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.31*

Employment Agreement, dated July 25, 2021, between Old Second Bancorp, Inc. and Keith Acker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021).

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
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets dated December 31, 2021, and December 31, 2020; (ii) Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; (v) Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2021, formatted in inline XBRL and contained in Exhibit 101.

*Management contract or compensatory plan or arrangement.

+Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer

DATE: March 10, 2022

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

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 10, 2022
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 10, 2022
James L. Eccher
Executive Vice President and Chief Financial Officer
/s/ Bradley S. Adams	(principal financial and accounting officer)	March 10, 2022
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 10, 2022
Gary Collins

/s/ Keith W. Acker	Director	March 10, 2022
Keith W. Acker

/s/ Edward Bonifas	Director	March 10, 2022
Edward Bonifas

/s/ Barry Finn	Director	March 10, 2022
Barry Finn

/s/ William Kane	Director	March 10, 2022
William Kane

/s/ Dennis Klaeser	Director	March 10, 2022
Dennis Klaeser

/s/ Keith Kotche	Director	March 10, 2022
Keith Kotche

/s/ John Ladowicz	Director	March 10, 2022
John Ladowicz

/s/ Billy J. Lyons	Director	March 10, 2022
Billy J. Lyons

/s/ Hugh McLean	Director	March 10, 2022
Hugh McLean

/s/ Duane Suits	Director	March 10, 2022
Duane Suits

/s/ James F. Tapscott	Director	March 10, 2022
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 10, 2022
Patti Temple Rocks

/s/ John Williams, Jr.	Director	March 10, 2022
John Williams, Jr.

/s/ Jill E. York	Director	March 10, 2022
Jill E. York