Form 10-Q
period 2022-03-31
OLD SECOND BANCORP INC
filed 2022-05-09
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the Registrant has 44,461,045 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions, including inflation, that may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, such as the recent acquisition of West Suburban Bancorp, Inc., as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of our adoption of the Current Expected Credit Losses (“ CECL”) model, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including changes as a result of the current presidential administration and Democratic control of Congress;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, such as the war in Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$41,511	$38,565
Interest earning deposits with financial institutions	593,166	713,542
Cash and cash equivalents	634,677	752,107
Securities available-for-sale, at fair value	1,816,450	1,692,488
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	21,974	13,257
Loans held-for-sale	8,075	4,737
Loans	3,402,370	3,421,948
Less: allowance for credit losses on loans	44,308	44,281
Net loans	3,358,062	3,377,667
Premises and equipment, net	86,156	88,005
Other real estate owned	2,374	2,356
Mortgage servicing rights, at fair value	10,376	7,097
Goodwill	86,332	86,332
Core deposit intangible	15,639	16,304
Bank-owned life insurance ("BOLI")	105,424	105,300
Deferred tax assets, net	22,628	6,100
Other assets	55,579	60,439
Total assets	$6,223,746	$6,212,189

Liabilities
Deposits:
Noninterest bearing demand	$1,461,712	$1,428,055
Interest bearing:
Savings, NOW, and money market	3,605,457	3,534,367
Time	477,556	503,810
Total deposits	5,544,725	5,466,232
Securities sold under repurchase agreements	33,521	50,337
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,233	59,212
Senior notes	44,506	44,480
Notes payable and other borrowings	17,992	19,074
Other liabilities	31,678	45,054
Total liabilities	5,757,428	5,710,162

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	203,190	202,443
Retained earnings	261,807	252,011
Accumulated other comprehensive (loss) income	(37,484)	8,768
Treasury stock	(5,900)	(5,900)
Total stockholders’ equity	466,318	502,027
Total liabilities and stockholders’ equity	$6,223,746	$6,212,189

	March 31, 2022	December 31, 2021
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,461,045	44,461,045
Treasury shares	244,105	244,105

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2022	2021
Interest and dividend income
Loans, including fees	$36,376	$22,207
Loans held-for-sale	57	55
Securities:
Taxable	5,047	1,615
Tax exempt	1,433	1,307
Dividends from FHLBC and FRBC stock	153	115
Interest bearing deposits with financial institutions	269	92
Total interest and dividend income	43,335	25,391
Interest expense
Savings, NOW, and money market deposits	397	241
Time deposits	277	500
Securities sold under repurchase agreements	11	31
Junior subordinated debentures	280	280
Subordinated debentures	546	-
Senior notes	485	673
Notes payable and other borrowings	103	123
Total interest expense	2,099	1,848
Net interest and dividend income	41,236	23,543
Release of credit losses	-	(3,000)
Net interest and dividend income after release of credit losses	41,236	26,543
Noninterest income
Wealth management	2,698	2,151
Service charges on deposits	2,090	1,195
Secondary mortgage fees	139	322
Mortgage servicing rights mark to market gain	2,978	1,113
Mortgage servicing income	518	567
Net gain on sales of mortgage loans	1,495	3,721
Change in cash surrender value of BOLI	124	334
Card related income	2,550	1,447
Other income	901	450
Total noninterest income	13,493	11,300
Noninterest expense
Salaries and employee benefits	19,967	13,506
Occupancy, furniture and equipment	3,733	2,467
Computer and data processing	6,228	1,298
FDIC insurance	410	201
General bank insurance	315	276
Amortization of core deposit intangible	665	120
Advertising expense	182	60
Card related expense	534	593
Legal fees	294	55
Consulting & management fees	605	416
Other real estate (gain) expense, net	(12)	36
Other expense	5,365	2,710
Total noninterest expense	38,286	21,738
Income before income taxes	16,443	16,105
Provision for income taxes	4,423	4,226
Net income	$12,020	$11,879

Basic earnings per share	$0.27	$0.41
Diluted earnings per share	0.27	0.40
Dividends declared per share	0.05	0.01

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2022	2021
Net Income	$12,020	$11,879

Unrealized holding losses on available-for-sale securities arising during the period	(64,829)	(4,813)
Related tax benefit	18,153	1,371
Holding losses, after tax, on available-for-sale securities	(46,676)	(3,442)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	-	-
Related tax benefit (expense)	-	-
Net realized gains (losses) after tax	-	-
Other comprehensive loss on available-for-sale securities	(46,676)	(3,442)

Changes in fair value of derivatives used for cash flow hedges	589	2,703
Related tax expense	(165)	(757)
Other comprehensive income on cash flow hedges	424	1,946

Total other comprehensive loss	(46,252)	(1,496)
Total comprehensive (loss) income	$(34,232)	$10,383

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(3,442)	1,946	(1,496)
Balance, March 31, 2021	$13,971	$(705)	$13,266

Balance, December 31, 2021	$11,139	$(2,371)	$8,768
Other comprehensive (loss) income, net of tax	(46,676)	424	(46,252)
Balance, March 31, 2022	$(35,537)	$(1,947)	$(37,484)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$12,020	$11,879
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,809	534
Release of provision for credit losses	-	(3,000)
Originations of loans held-for-sale	(32,739)	(78,284)
Proceeds from sales of loans held-for-sale	30,791	85,914
Net gains on sales of mortgage loans	(1,495)	(3,721)
Mortgage servicing rights mark to market loss	(2,978)	(1,113)
Net accretion of discount on loans	(2,382)	(520)
Net change in cash surrender value of BOLI	(124)	(334)
Net gains on sale of other real estate owned	(49)	(20)
Provision for other real estate owned valuation losses	-	6
Depreciation of fixed assets and amortization of leasehold improvements	1,086	765
Amortization of core deposit intangibles	665	120
Change in current income taxes receivable	2,955	3,557
Deferred tax expense (benefit)	1,458	668
Change in accrued interest receivable and other assets	902	2,200
Accretion of purchase accounting adjustment on time deposits	(424)	-
Amortization of senior and subordinated debentures issuance costs	47	26
Change in accrued interest payable and other liabilities	(12,011)	(3,401)
Stock based compensation	747	114
Net cash provided by operating activities	278	15,390
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	75,650	7,259
Purchases of securities available-for-sale	(266,250)	(109,708)
Purchases of FHLBC/FRBC stock	(8,717)	-
Net change in loans	21,900	75,858
Proceeds from sales of other real estate owned, net of participations and improvements	118	325
Proceeds from disposition of fixed assets	1,250	-
Net purchases of premises and equipment	(487)	(343)
Net cash used in investing activities	(176,536)	(26,609)
Cash flows from financing activities
Net change in deposits	78,917	119,469
Net change in securities sold under repurchase agreements	(16,816)	10,341
Repayment of term note	(1,000)	(1,000)
Net change in notes payable and other borrowings, excluding term note	(81)	(78)
Dividends paid on common stock	(2,192)	(293)
Purchase of treasury stock	-	(6,178)
Net cash provided by financing activities	58,828	122,261
Net change in cash and cash equivalents	(117,430)	111,042
Cash and cash equivalents at beginning of period	752,107	329,903
Cash and cash equivalents at end of period	$634,677	$440,945

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			11,879			11,879
Other comprehensive loss, net of tax				(1,496)		(1,496)
Dividends declared and paid, ($0.01 per share)			(293)			(293)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		114				114
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(5,601)	(5,601)
Balance, March 31, 2021	$34,957	$120,075	$248,165	$13,266	$(105,350)	$311,113

Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			12,020			12,020
Other comprehensive loss, net of tax				(46,252)		(46,252)
Dividends declared and paid, ($0.05 per share)			(2,224)			(2,224)
Stock based compensation		747				747
Balance, March 31, 2022	$44,705	$203,190	$261,807	$(37,484)	$(5,900)	$466,318

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2021.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and Note 1 – Summary of Significant Accounting Policies, both found in our Annual Report on Form 10-K for the year ended December 31, 2021, for further discussion of our Allowance for Credit Losses methodology, which now implements Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Measurement of Credit Losses on Financial Instruments (Topic 326),” also known as Current Expected Credit Losses, or CECL.  ASU 2016-13, which is considered a critical accounting estimate, is effective for financial statements issued for fiscal years beginning after December 15, 2019, and was adopted as of January 1, 2020, by the Company.

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04 and ASU 2021-01 - In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company formed a LIBOR transition team in 2019, and has developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company has completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, has met with our commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by our Bank for new loans to ensure appropriate fallback language is included.  We have discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems have been updated to handle multiple SOFR-based indexes and we continue to meet regularly to plan for the transition of existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023.

ASU 2022-02 – On March 31, 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.”  ASU 2022-02 is effective for any entities that have adopted CECL, and is effective for fiscal years beginning after December 15, 2022, including interim periods within those years.  The amendments eliminate certain troubled debt restructuring (“TDR”) recognition and measurement guidance previously in effect, and consideration of the TDRs similar to other modified loans under CECL is now required.  ASU 2022-02 also requires enhancements to vintage loan disclosures, requiring detail be provided on current-period gross write-offs and disclosure of the amortized cost basis of financing receivables by credit quality indicators and by loan portfolio class of the gross charge-off based on year of origination.

The Company is currently reviewing ASU 2022-02 for the impact to TDR recognition, measurement and disclosures, and will assess any revisions needed for reporting purposes in the next few quarters.  We anticipate adopting ASU 2022-02 as of January 1, 2023.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the first quarter of 2022, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On April 19, 2022, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on May 9, 2022, to stockholders of record as of April 29, 2022; dividends of $2.2 million are scheduled to be paid to stockholders on May 9, 2022.

Note 2 – Acquisition

On December 1, 2021, the Company completed its acquisition of West Suburban Bancorp, Inc. (“West Suburban”), a bank holding company, and its wholly owned subsidiary, West Suburban Bank, based in Lombard, Illinois, with operations throughout our existing market footprint.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $2.94 billion of assets, $1.50 billion of loans, $1.07 billion of securities, and $2.69 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of West Suburban common stock was exchanged for 42.413 shares of Company common stock, plus $271.15 of cash. This resulted in merger consideration of $295.2 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 15.7 million shares of the Company’s common stock and $100.7 million of cash.  Goodwill of $67.7 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of West Suburban was accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at December 1, 2021. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments. Accordingly, these estimated fair values are considered preliminary as of March 31, 2022, and are subject to adjustment for up to one year after December 1, 2021. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

in process, and (ii) changes in goodwill as a result of the net effect of any adjustments.  No adjustments were identified during the quarter ended March 31, 2022.  None of the $67.7 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the preliminary purchase price allocation as of the December 1, 2021 closing date of the merger for the estimated fair value of the assets acquired and liabilities assumed, as recorded by the Company.

West Suburban Acquisition Summary
As of Date of Acquisition

December 1, 2021
Assets
Cash and due from banks	$16,794
Interest bearing deposits with financial institutions	232,880
Securities available-for-sale and held-to maturity, at fair value	1,066,373
FHLBC stock	3,340
Loans, net of allowance for credit losses Day One PCD loan adjustment	1,502,118
Premises and equipment	47,456
Other real estate owned	5,552
Core deposit intangible	14,772
Deferred tax assets	2,093
Other assets	52,710
Total assets	$2,944,088

Liabilities
Noninterest bearing demand	$409,141
Savings, NOW and money market	2,069,890
Time	215,205
Total deposits	2,694,236
Reserve for unfunded commitments	1,787
Other liabilities	20,629
Total liabilities	2,716,652

Cash consideration paid	100,679
Stock issued for acquisition	194,484
Total Liabilities Assumed and Cash and Stock Consideration Paid for Acquisition	$3,011,815
Goodwill	$67,727

Expenses related to the West Suburban acquisition totaled $5.6 million for the quarter ended March 31, 2022, and $13.2 million during the year ended December 31, 2021, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated (“PCD”) loans. For PCD loans, the initial estimate of expected credit losses was recognized in the allowance for credit losses (“ACL”) on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans purchased as part of the West Suburban acquisition which were individually evaluated and determined to be PCD loans at acquisition.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

As of
West Suburban Acquired PCD Loans	December 1, 2021
Par value of acquired loans	$108,241
Allowance for credit losses	(12,075)
Non-credit discount	(1,723)
Purchase price of PCD loans at acquisition	$94,443

The following table presents the carrying amount of all acquired loans as of March 31, 2022 and December 21, 2021, including loans that, as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”):

Acquired Loan Detail	As of March 31, 2022			As of December 31, 2021
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
West Suburban acquired loans	$88,601	$1,354,305	$1,442,906	$102,409	$1,418,752	$1,521,161
ABC Bank acquired loans	4,534	57,904	62,438	4,547	64,236	68,783
Talmer Bank acquired loans	-	44,836	44,836	-	45,858	45,858
Total acquired loans net book value	$93,135	$1,457,045	$1,550,180	$106,956	$1,528,846	$1,635,802
Accretion recorded on acquired loans year to date	$400	$2,016	$2,416	$401	$565	$966

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $7.1 million at March 31, 2022, and December 31, 2021.  FRBC stock was recorded at $14.9 million at March 31, 2022, and $6.2 million at December 31, 2021.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$227,646	$13	$(7,096)	$220,563
U.S. government agencies	62,029	-	(2,993)	59,036
U.S. government agencies mortgage-backed	161,119	117	(8,088)	153,148
States and political subdivisions	237,988	4,358	(5,938)	236,408
Corporate bonds	10,000	-	(317)	9,683
Collateralized mortgage obligations	720,960	298	(24,745)	696,513
Asset-backed securities	278,941	240	(4,240)	274,941
Collateralized loan obligations	167,124	3	(969)	166,158
Total securities available-for-sale	$1,865,807	$5,029	$(54,386)	$1,816,450

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$202,251	$125	$(37)	$202,339
U.S. government agencies	62,587	-	(699)	61,888
U.S. government agencies mortgage-backed	172,016	856	(570)	172,302
States and political subdivisions	240,793	16,344	(672)	256,465
Corporate bonds	10,000	-	(113)	9,887
Collateralized mortgage obligations	673,238	2,014	(2,285)	672,967
Asset-backed securities	236,293	1,245	(661)	236,877
Collateralized loan obligations	79,838	3	(78)	79,763
Total securities available-for-sale	$1,677,016	$20,587	$(5,115)	$1,692,488

1 Excludes accrued interest receivable of $5.2 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2022, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$7,451	1.47%	$7,458
Due after one year through five years	300,065	0.95	289,731
Due after five years through ten years	46,076	2.50	44,739
Due after ten years	184,071	2.98	183,762
	537,663	1.78	525,690
Mortgage-backed and collateralized mortgage obligations	882,079	1.50	849,661
Asset-backed securities	278,941	1.33	274,941
Collateralized loan obligations	167,124	2.06	166,158
Total securities available-for-sale	$1,865,807	1.61%	$1,816,450

At March 31, 2022, the Company’s investments included $218.1 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $20.3 million, or 9.29%, of outstanding principal.

At March 31, 2022, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	5	$7,096	$216,531	-	$-	$-	5	$7,096	$216,531
U.S. government agencies	5	2,884	54,588	4	109	4,448	9	2,993	59,036
U.S. government agencies mortgage-backed	124	7,322	142,866	5	766	5,341	129	8,088	148,207
States and political subdivisions	27	4,535	90,991	1	1,403	3,232	28	5,938	94,223
Corporate bonds	2	317	9,683	-	-	-	2	317	9,683
Collateralized mortgage obligations	208	24,649	647,144	1	96	7,366	209	24,745	654,510
Asset-backed securities	41	4,109	230	4	131	4,534	45	4,240	4,764
Collateralized loan obligations	22	885	128,303	2	84	10,587	24	969	138,890
Total securities available-for-sale	434	$51,797	$1,290,336	17	$2,589	$35,508	451	$54,386	$1,325,844

	Less than 12 months			12 months or more
December 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$37	$49,719	-	$-	$-	1	$37	$49,719
U.S. government agencies	5	592	56,879	4	107	5,008	9	699	61,887
U.S. government agencies mortgage-backed	63	505	78,711	1	65	1,663	64	570	80,374
States and political subdivisions	7	55	8,430	1	617	4,051	8	672	12,481
Corporate bonds	2	113	9,887	-	-	-	2	113	9,887
Collateralized mortgage obligations	133	2,285	381,658	-	-	-	133	2,285	381,658
Asset-backed securities	20	608	103,819	3	53	3,276	23	661	107,095
Collateralized loan obligations	10	35	45,132	2	43	10,628	12	78	55,760
Total securities available-for-sale	241	$4,230	$734,235	11	$885	$24,626	252	$5,115	$758,861

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of March 31, 2022, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the first quarter of 2022.

There were no securities sold for the three months ended March 31, 2022 or March 31, 2021.

As of March 31, 2022, securities valued at $478.2 million were pledged to secure deposits and borrowings, and for other purposes, a decrease from $501.3 million of securities pledged at year-end 2021.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2022	December 31, 2021
Commercial [1]	$695,545	$771,474
Leases	211,132	176,031
Commercial real estate - Investor	965,767	957,389
Commercial real estate - Owner occupied	655,792	574,384
Construction	165,558	206,132
Residential real estate - Investor	62,846	63,399
Residential real estate - Owner occupied	203,118	213,248
Multifamily	298,686	309,164
HELOC	110,688	115,664
HELOC - Purchased	9,553	10,626
Other [2]	23,685	24,437
Total loans	3,402,370	3,421,948
Allowance for credit losses on loans	(44,308)	(44,281)
Net loans[3]	$3,358,062	$3,377,667

1 Includes $11.2 million and $38.4 million of Paycheck Protection Program (“PPP”) loans at March 31, 2022 and December 31, 2021, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $9.6 million and $9.2 million at March 31, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 72.7% and 71.6% of the portfolio at March 31, 2022, and December 31, 2021, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2022 and 2021:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2022
Commercial	$11,751	$825	$30	$30	$12,576
Leases	3,480	(907)	-	-	2,573
Commercial real estate - Investor	13,093	2,679	236	23	15,559
Commercial real estate - Owner occupied	2,615	768	121	8	3,270
Construction	3,373	(515)	-	-	2,858
Residential real estate - Investor	760	(67)	-	10	703
Residential real estate - Owner occupied	2,832	(965)	-	83	1,950
Multifamily	3,675	(698)	-	-	2,977
HELOC	2,379	(820)	-	35	1,594
HELOC - Purchased	131	(50)	-	-	81
Other	192	70	127	32	167
	$44,281	$320	$514	$221	$44,308

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2021
Commercial	$2,812	$446	$2	$20	$3,276
Leases	3,888	(506)	-	-	3,382
Commercial real estate - Investor	9,205	(1,317)	-	20	7,908
Commercial real estate - Owner occupied	2,251	(734)	3	208	1,722
Construction	4,054	(335)	-	-	3,719
Residential real estate - Investor	1,740	(203)	-	266	1,803
Residential real estate - Owner occupied	2,714	(235)	-	49	2,528
Multifamily	3,625	640	-	-	4,265
HELOC	1,749	(48)	12	24	1,713
HELOC - Purchased	199	96	-	-	295
Other	1,618	(1,274)	25	37	356
	$33,855	$(3,470)	$42	$624	$30,967

The ACL on loans excludes $4.2 million, $4.5 million and $3.5 million of allowance for unfunded commitments as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of March 31, 2022 and December 31, 2021 excludes the purchase accounting adjustment of $1.5 million and $1.7 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2022 and December 31, 2021:

		Accounts				ACL
March 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,955	$9,022	$-	$-	$10,977	$2,432
Leases	-	-	2,641	-	2,641	475
Commercial real estate - Investor	4,379	-	-	-	4,379	288
Commercial real estate - Owner occupied	7,414	-	-	2,457	9,871	554
Construction	2,098	-	-	-	2,098	1,007
Residential real estate - Investor	1,391	-	-	-	1,391	-
Residential real estate - Owner occupied	3,941	-	-	-	3,941	260
Multifamily	938	-	-	-	938	-
HELOC	914	-	-	-	914	32
HELOC - Purchased	173	-	-	-	173	-
Other	-	-	-	-	-	-
Total	$23,203	$9,022	$2,641	$2,457	$37,323	$5,048

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,986	$9,901	$-	$-	$11,887	$2,677
Leases	-	-	3,249	505	3,754	811
Commercial real estate - Investor	5,693	-	-	-	5,693	-
Commercial real estate - Owner occupied	9,147	-	-	2,490	11,637	362
Construction	2,104	-	-	-	2,104	992
Residential real estate - Investor	925	-	-	-	925	-
Residential real estate - Owner occupied	4,271	-	-	-	4,271	276
Multifamily	1,845	-	-	-	1,845	75
HELOC	826	-	-	-	826	190
HELOC - Purchased	180	-	-	-	180	-
Other	-	-	-	7	7	4
Total	$26,977	$9,901	$3,249	$3,002	$43,129	$5,387

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$4,904	$548	$7,124	$12,576	$682,969	$695,545	$-
Leases	401	-	1,536	1,937	209,195	211,132	-
Commercial real estate - Investor	3,399	-	1	3,400	962,367	965,767	-
Commercial real estate - Owner occupied	9,764	100	2,956	12,820	642,972	655,792	-
Construction	117	-	7	124	165,434	165,558	7
Residential real estate - Investor	269	-	1,001	1,270	61,576	62,846	2
Residential real estate - Owner occupied	1,805	98	2,589	4,492	198,626	203,118	20
Multifamily	-	-	691	691	297,995	298,686	691
HELOC	354	93	319	766	109,922	110,688	23
HELOC - Purchased	-	-	173	173	9,380	9,553	-
Other	66	-	2	68	23,617	23,685	-
Total	$21,079	$839	$16,399	$38,317	$3,364,053	$3,402,370	$743

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2021 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,407	$1,413	$1,828	$6,648	$764,826	$771,474	$1,396
Leases	125	-	1,571	1,696	174,335	176,031	-
Commercial real estate - Investor	-	267	1,107	1,374	956,015	957,389	-
Commercial real estate - Owner occupied	2,324	500	4,848	7,672	566,712	574,384	1,594
Construction	854	-	-	854	205,278	206,132	-
Residential real estate - Investor	395	470	792	1,657	61,742	63,399	23
Residential real estate - Owner occupied	1,994	591	3,077	5,662	207,586	213,248	97
Multifamily	-	1,046	-	1,046	308,118	309,164	-
HELOC	193	23	218	434	115,230	115,664	-
HELOC - Purchased	-	-	180	180	10,446	10,626	-
Other	50	46	23	119	24,318	24,437	-
Total	$9,342	$4,356	$13,644	$27,342	$3,394,606	$3,421,948	$3,110

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

The table presents all nonaccrual loans as of March 31, 2022, and December 31, 2021:

Nonaccrual loan detail	March 31, 2022	With no ACL	December 31, 2021	With no ACL
Commercial	$9,029	$1,496	$11,894	$9,217
Leases	2,641	464	3,754	2,943
Commercial real estate - Investor	6,335	2,858	5,694	5,694
Commercial real estate - Owner occupied	9,871	6,791	11,637	11,205
Construction	155	-	160	160
Residential real estate - Investor	1,391	881	876	876
Residential real estate - Owner occupied	4,321	4,065	4,898	4,622
Multifamily	938	938	1,573	1,573
HELOC	1,116	1,116	862	672
HELOC - Purchased	173	173	180	180
Other	3	3	3	3
Total	$35,973	$18,785	$41,531	$37,145

The Company recognized $17,000 of interest on nonaccrual loans during the three months ended March 31, 2022.

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

Credit quality indicators by loan segment and loan origination date at March 31, 2022 were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
Commercial
Pass	$39,944	$112,254	$42,384	$22,145	$15,024	$8,914	$420,642	$-	$661,307
Special Mention	162	398	653	623	-	-	3,135	-	4,971
Substandard	-	9,819	3,377	13,814	49	63	2,145	-	29,267
Total commercial	40,106	122,471	46,414	36,582	15,073	8,977	425,922	-	695,545

Leases
Pass	49,340	79,901	$39,973	28,478	7,891	2,605	-	-	208,188
Special Mention	-	-	-	303	-	-	-	-	303
Substandard	-	-	-	2,015	367	259	-	-	2,641
Total leases	49,340	79,901	39,973	30,796	8,258	2,864	-	-	211,132

Commercial real estate - Investor
Pass	110,946	309,370	210,682	86,228	61,532	92,627	19,558	-	890,943
Special Mention	-	106	12,970	51,656	-	1,283	-	-	66,015
Substandard	-	2,883	-	492	-	3,478	1,956	-	8,809
Total commercial real estate - investor	110,946	312,359	223,652	138,376	61,532	97,388	21,514	-	965,767

Commercial real estate - Owner occupied
Pass	58,243	198,978	119,597	74,853	55,681	115,207	1,697	-	624,256
Special Mention	-	15,314	-	2,963	-	-	-	-	18,277
Substandard	-	6,793	706	1,686	-	4,074	-	-	13,259
Total commercial real estate - owner occupied	58,243	221,085	120,303	79,502	55,681	119,281	1,697	-	655,792

Construction
Pass	7,304	74,396	46,389	11,964	2,792	1,561	1,462	-	145,868
Special Mention	-	922	5,235	10,348	-	-	-	-	16,505
Substandard	1,214	-	-	-	1,971	-	-	-	3,185
Total construction	8,518	75,318	51,624	22,312	4,763	1,561	1,462	-	165,558

Residential real estate - Investor
Pass	9,367	10,468	7,951	11,330	6,734	14,482	970	-	61,302
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	119	-	510	153	762	-	-	1,544
Total residential real estate - investor	9,367	10,587	7,951	11,840	6,887	15,244	970	-	62,846

Residential real estate - Owner occupied
Pass	2,425	47,217	30,623	17,882	12,967	84,522	1,982	-	197,618
Special Mention	-	638	-	-	-	-	-	-	638
Substandard	-	301	244	719	303	3,295	-	-	4,862
Total residential real estate - owner occupied	2,425	48,156	30,867	18,601	13,270	87,817	1,982	-	203,118

Multifamily
Pass	16,859	115,523	43,970	37,815	59,557	16,643	59	-	290,426
Special Mention	-	-	-	6,891	-	-	-	-	6,891
Substandard	-	329	-	-	730	310	-	-	1,369
Total multifamily	16,859	115,852	43,970	44,706	60,287	16,953	59	-	298,686

HELOC
Pass	117	1,878	2,052	1,972	736	676	101,653	-	109,084
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	-	2	-	27	350	1,117	-	1,496
Total HELOC	117	1,878	2,054	1,972	763	1,026	102,878	-	110,688

HELOC - Purchased

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Pass	-	-	-	-	-	2,499	6,881	-	9,380
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	173	-	-	173
Total HELOC - purchased	-	-	-	-	-	2,672	6,881	-	9,553

Other
Pass	497	9,143	1,106	131	117	6,323	6,365	-	23,682
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	3	-	-	-	-	-	3
Total other	497	9,143	1,109	131	117	6,323	6,365	-	23,685

Total loans
Pass	295,042	959,128	544,727	292,798	223,031	346,059	561,269	-	3,222,054
Special Mention	162	17,378	18,858	72,784	-	1,283	3,243	-	113,708
Substandard	1,214	20,244	4,332	19,236	3,600	12,764	5,218	-	66,608
Total loans	$296,418	$996,750	$567,917	$384,818	$226,631	$360,106	$569,730	$-	$3,402,370

Credit quality indicators by loan segment and loan origination date at December 31, 2021, were as follows:

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

The Company had $623,000 and $488,000 in residential real estate loans in the process of foreclosure as of March 31, 2022, and December 31, 2021, respectively.

Troubled debt restructurings (“TDRs”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank participates in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.  Additionally, in accordance with interagency guidance, short-term deferrals granted due to the COVID-19 pandemic were not considered TDRs, if modified prior to January 1, 2022, unless the borrower was experiencing financial difficulty prior to the pandemic.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There was one TDR loan modification of $1.1 million for the three months ended March 31, 2022, and no TDR activity for the three months ended March 31, 2021.  TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended March 31, 2022, and March 31, 2021, for loans that were restructured within the prior 12 month period.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended
	March 31,
Other real estate owned	2022	2021
Balance at beginning of period	$2,356	$2,474
Property additions, net of acquisition adjustments	87	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	69	305
Period valuation write-down	-	6
Balance at end of period	$2,374	$2,163

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$1,179	$1,643
Provision for unrealized losses	-	6
Balance at end of period	$1,179	$1,649

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2022	2021
Gain on sales, net	$(49)	$(20)
Provision for unrealized losses	-	6
Operating expenses	37	54
Less:
Lease revenue	-	4
Net OREO (gain) expense	$(12)	$36

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2022	December 31, 2021
Noninterest bearing demand	$1,461,712	$1,428,055
Savings	1,884,352	1,826,346
NOW accounts	622,606	605,056
Money market accounts	1,098,499	1,102,965
Certificates of deposit of less than $100,000	277,135	287,238
Certificates of deposit of $100,000 through $250,000	144,663	147,854
Certificates of deposit of more than $250,000	55,758	68,718
Total deposits	$5,544,725	$5,466,232

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2022, and December 31, 2021.  Junior subordinated debentures are discussed in more detail in Note 8:

	March 31, 2022	December 31, 2021
Securities sold under repurchase agreements	$33,521	$50,337
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,233	59,212
Senior notes	44,506	44,480
Notes payable and other borrowings	17,992	19,074
Total borrowings	$181,025	$198,876

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $33.5 million at March 31, 2022, and $50.3 million at December 31, 2021.  The fair value of the pledged collateral was $107.3 million at March 31, 2022, and $113.0 million at December 31, 2021.  At March 31, 2022, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2022, and December 31, 2021, the Bank had no short-term advances outstanding under the FHLBC.  The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018.  At March 31, 2022, one advance remains in long-term status, with a total outstanding balance of $6.0 million, at a 2.83% interest rate, and is scheduled to mature on February 2, 2026. FHLB stock held as of March 31, 2022 was valued at $7.1 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $545.0 million, which carried a FHLBC-calculated combined collateral value of $396.9 million.  The Company had excess collateral of $315.9 million available to secure borrowings at March 31, 2022.

The Company also had $44.5 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2022 and December 31, 2021.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2022, and December 31, 2021, unamortized debt issuance costs related to the senior notes were $494,000 and $520,000, respectively, and are

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $12.0 million is outstanding as of March 31, 2022, with a correspondent bank. The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

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

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.41% for the quarters ended March 31, 2022 and March 31, 2021.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2022, and December 31, 2021, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2022, 1,144,926 shares remained available for issuance under the 2019 Plan

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all stock options and SARs then held by the participant will become fully exercisable immediately if, and all stock awards and cash incentive awards will become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a  termination of service without cause  or for good reason  following the change in control.  Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

Awards of restricted stock units under the 2019 Plan generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the 2019 Plan are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units  Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.

There were 251,055 and 217,964 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2022 and March 31, 2021, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $795,000 in the first three months of 2022 and $125,000 for the first three months of 2021.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2022, is as follows:

	March 31, 2022
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	540,306	$12.04
Granted	251,055	14.28
Vested	-	-
Forfeited	-	-
Unvested at March 31	791,361	$12.75

Total unrecognized compensation cost of restricted awards was $5.8 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1.1 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Weighted-average common shares outstanding	44,461,045	29,225,775
Net income	$12,020	$11,879
Basic earnings per share	$0.27	$0.41

Diluted earnings per share:
Weighted-average common shares outstanding	44,461,045	29,225,775
Dilutive effect of unvested restricted awards [1]	700,670	558,982
Diluted average common shares outstanding	45,161,715	29,784,757

Net Income	$12,020	$11,879
Diluted earnings per share	$0.27	$0.40

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2022, the Bank exceeded those thresholds.

At March 31, 2022, the Bank’s Tier 1 capital leverage ratio was 8.61%, a decrease of 97 basis points from December 31, 2021, but is above the 8.00% objective.  The Bank’s total capital ratio was 13.83%, an increase of 37 basis points from December 31, 2021, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2022, and December 31, 2021.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies”, which are generally holding companies with consolidated assets of less than $3.0 billion.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2021, under the heading “Supervision and Regulation.”

At March 31, 2022 and December 31, 2021, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$404,444	9.73%	$290,967	7.00%	N/A	N/A
Old Second Bank	528,655	12.74	290,470	7.00	$269,722	6.50%
Total capital to risk weighted assets
Consolidated	533,984	12.85	436,329	10.50	N/A	N/A
Old Second Bank	573,949	13.83	435,753	10.50	415,003	10.00
Tier 1 capital to risk weighted assets
Consolidated	429,444	10.33	353,366	8.50	N/A	N/A
Old Second Bank	528,655	12.74	352,713	8.50	331,965	8.00
Tier 1 capital to average assets
Consolidated	429,444	7.00	245,397	4.00	N/A	N/A
Old Second Bank	528,655	8.61	245,600	4.00	307,001	5.00

December 31, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$394,421	9.46%	$291,855	7.00%	N/A	N/A
Old Second Bank	514,992	12.41	290,487	7.00	$269,738	6.50%
Total capital to risk weighted assets
Consolidated	522,932	12.55	437,513	10.50	N/A	N/A
Old Second Bank	558,503	13.46	435,682	10.50	414,935	10.00
Tier 1 capital to risk weighted assets
Consolidated	419,421	10.06	354,382	8.50	N/A	N/A
Old Second Bank	514,992	12.41	352,734	8.50	331,985	8.00
Tier 1 capital to average assets
Consolidated	419,421	7.81	214,812	4.00	N/A	N/A
Old Second Bank	514,992	9.58	215,028	4.00	268,785	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At March 31, 2022 and 2021, there were no transfers between levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2022, and December 31, 2021, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$220,563	$-	$-	$220,563
U.S. government agencies	-	59,036	-	59,036
U.S. government agencies mortgage-backed	-	153,148	-	153,148
States and political subdivisions	-	222,575	13,833	236,408
Corporate bonds	-	9,683	-	9,683
Collateralized mortgage obligations	-	696,513	-	696,513
Asset-backed securities	-	274,941	-	274,941
Collateralized loan obligations	-	166,158	-	166,158
Loans held-for-sale	-	8,075	-	8,075
Mortgage servicing rights	-	-	10,376	10,376
Interest rate swap agreements	-	952	-	952
Mortgage banking derivatives	-	930	-	930
Total	$220,563	$1,592,011	$24,209	$1,836,783

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$3,663	$-	$3,663
Total	$-	$3,663	$-	$3,663

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$202,339	$-	$-	$202,339
U.S. government agencies	-	61,888	-	61,888
U.S. government agencies mortgage-backed	-	172,302	-	172,302
States and political subdivisions	-	242,373	14,092	256,465
Corporate bonds	-	9,887	-	9,887
Collateralized mortgage obligations	-	672,967	-	672,967
Asset-backed securities	-	236,877	-	236,877
Collateralized loan obligations	-	79,763	-	79,763
Loans held-for-sale	-	4,737	-	4,737
Mortgage servicing rights	-	-	7,097	7,097
Interest rate swap agreements	-	3,494	-	3,494
Mortgage banking derivatives	-	508	-	508
Total	$202,339	$1,484,796	$21,189	$1,708,324

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$6,809	$-	$6,809
Total	$-	$6,809	$-	$6,809

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$14,092	$7,097
Total gains or losses
Included in earnings	(33)	3,228
Included in other comprehensive income	(938)	-
Purchases, issuances, sales, and settlements
Purchases	1,076	-
Issuances	-	301
Settlements	(364)	(250)
Ending balance March 31, 2022	$13,833	$10,376

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(3)	1,485
Included in other comprehensive income	299	-
Purchases, issuances, sales, and settlements
Purchases	58	-
Issuances	-	552
Settlements	(32)	(372)
Ending balance March 31, 2021	$4,641	$5,889

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$10,376	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	5.7 - 28.9%	6.2%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2021:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,097	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 36.6%	11.9%

In addition to the above, Level 3 fair value measurement included $13.8 million for state and political subdivisions representing various local municipality securities at March 31, 2022.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at March 31, 2021, was $4.6 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$21,990	$21,990
Other real estate owned, net[2]	-	-	2,374	2,374
Total	$-	$-	$24,364	$24,364

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $33.6 million and a valuation allowance of $11.6 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $6.2 million for the three months ended March 31, 2022.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $2.4 million at March 31, 2022, which is made up of the outstanding balance of $3.7 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $1.2 million.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$13,138	$13,138
Other real estate owned, net[2]	-	-	2,356	2,356
Total	$-	$-	$15,494	$15,494

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $18.5 million and a valuation allowance of $5.4 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $2.7 million for the year December 31, 2021.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $2.4 million at December 31, 2021, which is made up of the outstanding balance of $3.7 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $1.2 million.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  March 31, 2022 and December 31, 2021, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$41,511	$41,511	$41,511	$-	$-
Interest earning deposits with financial institutions	593,166	593,166	593,166	-	-
Securities available-for-sale	1,816,450	1,692,488	220,563	1,582,054	13,833
FHLBC and FRBC stock	21,974	21,974	-	21,974	-
Loans held-for-sale	8,075	8,075	-	8,075	-
Net loans	3,358,062	3,386,123	-	-	3,386,123
Mortgage servicing rights	10,376	10,376	-	-	10,376
Interest rate swap agreements	952	952	-	952	-
Interest rate lock commitments and forward contracts	930	930	-	930	-
Interest receivable on securities and loans	14,910	14,910	-	14,910	-

Financial liabilities:
Noninterest bearing deposits	$1,461,712	$1,461,712	$1,461,712	$-	$-
Interest bearing deposits	4,083,013	4,083,279	-	4,083,279	-
Securities sold under repurchase agreements	33,521	33,521	-	33,521	-
Junior subordinated debentures	25,773	23,711	-	23,711	-
Subordinated debentures	59,233	56,233		56,233
Senior notes	44,506	44,466	44,466	-	-
Note payable and other borrowings	17,992	18,034	-	18,034	-
Interest rate swap agreements	3,657	3,657	-	3,657	-
Interest payable on deposits and borrowings	1,854	1,854	-	1,854	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $178,000 will be reclassified as an increase to interest income and an additional $162,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of March 31, 2022, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank held no cash collateral and $180,000 of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at March 31, 2022, and December 31, 2021, respectively.  The Bank had $18.5 million and $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity and no investment securities were required to be pledged to any correspondent financial institution at March 31, 2022 and December 31, 2021, respectively.  At March 31, 2022, the notional amount of non-hedging interest rate swaps was $150.7 million with a weighted average maturity of 5.9 years.  At December 31, 2021, the notional amount of non-hedging interest rate swaps was $165.0 million with a weighted average maturity of 3.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2022 and December 31, 2021.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Fair Value of Derivative Instruments

			March 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	-	Other Liabilities	2,705
Total derivatives designated as hedging instruments				-		2,705

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	23	150,712	Other Assets	952	Other Liabilities	952
Interest rate lock commitments and forward contracts	81	32,994	Other Assets	930	Other Liabilities	-
Other contracts	3	17,050	Other Assets	-	Other Liabilities	6
Total derivatives not designated as hedging instruments				1,882		958

			December 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	808	Other Liabilities	4,102
Total derivatives designated as hedging instruments				808		4,102

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	165,005	Other Assets	2,686	Other Liabilities	2,686
Interest rate lock commitments and forward contracts	87	34,414	Other Assets	508	Other Liabilities	-
Other contracts	3	17,173	Other Assets	-	Other Liabilities	21
Total derivatives not designated as hedging instruments				3,194		2,707

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $1.9 million as of March 31, 2022, and $705,000 as of March 31, 2021.  The amount of the gain reclassified from AOCI to interest income or interest expense on the income statement totaled $16,000 and $12,000 for the three months ended March 31, 2022, and March 31, 2021, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2022, and December 31, 2021.

The following table is a summary of letter of credit commitments:

	March 31, 2022			December 31, 2021
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$384	$19,416	$19,800	$384	$17,474	$17,858
Commercial standby	-	-	-	-	-	-
Performance standby	308	15,683	15,991	456	14,907	15,363
	692	35,099	35,791	840	32,381	33,221
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$692	$35,166	$35,858	$840	$32,448	$33,288

Unused loan commitments:	$107,085	$910,602	$1,017,687	$84,225	$895,665	$979,890

As of March 31, 2022, the Company evaluated current market conditions, including any impacts related to COVID-19, market interest rate changes, and unused line of credit utilization trends during the first quarter of 2022, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $4.2 million, excluding a $1.5 million purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant decrease in the ACL for unfunded commitments of $320,000 for the first quarter of 2022, compared to the prior quarter end, is primarily related to a decrease in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, and our financial condition at March 31, 2022, compared to December 31, 2021.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2021.  The results of operations for the three months ended March 31, 2022, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and March 31, 2022 and 2021 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 62 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

Merger with West Suburban Bancorp, Inc.

On December 1, 2021, we completed our merger with West Suburban Bancorp, Inc. (“West Suburban”), the holding company for West Suburban Bank.  Under the terms of the merger agreement, each share of West Suburban common stock was converted into 42.413 shares of our common stock and $271.15 in cash. Total cash and stock consideration paid was approximately $295.2 million. With the acquisition of West Suburban, we acquired 34 branches in DuPage, Kane, Kendall and Will counties in Illinois. The transaction is discussed in more detail in Note 2 to our Consolidated Financial Statements included in this report.

COVID-19 Update

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on the Company. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of March 31, 2022. While vaccine availability and uptake has increased, the longer term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic throughout the remainder of 2022.

Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operations and financial condition.  For the year ended December 31, 2020, we determined it prudent to increase our allowance for credit losses to $33.9 million, driven by both our adoption of the Current Expected Credit Losses (“CECL”) methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  In 2021, due to the lack of significant net charge-offs projected with the 2020 forecast, and a more favorable forecast for the estimated life of loans, we reversed $9.5 million of our legacy allowance for credit losses, but recorded $12.1 million of Day One credit marks to the allowance for credit losses, as well as $12.2 million of Day Two adjustments on non-purchase credit deteriorated life of loan loss estimates, each stemming from the West Suburban acquisition. In the first quarter of 2022, we recorded provision expense of $320,000 based on our assessment of nonperforming loan metrics and trends and estimated future credit losses. We recorded net charge-offs of $293,000 in the first quarter of 2022, which reduced the ACL.

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

As of March 31, 2022 and December 31, 2021, we had $86.3 million of goodwill.  At November 30, 2021, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, continued delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During 2020 and 2021, we executed 509 of these deferrals on loan balances of $242.7 million. As of March 31, 2022, over 97% of the loan balances previously in deferral status had resumed payments or paid off.

During 2020 and 2021, as part of the SBA Paycheck Protection Program (“PPP”), we processed 1,320 PPP loan applications, representing a total of $199.0 million, and we acquired $20.8 million PPP loans from our acquisition of West Suburban. We started the application process for loan forgiveness for PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans through March 2022.  As of March 31, 2022, we had 80 loans, which totaled $11.2 million, still outstanding under the PPP program.  We expect the application process for loan forgiveness to continue through the third quarter of 2022, with funds to be received from the SBA for the forgiven loans through the remainder of 2022.

Capital and Liquidity

As of March 31, 2022, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Financial Overview

Net income for the first quarter of 2022 was $12.0 million, or $0.27 per diluted share, compared to $11.9 million, or $0.40 per diluted share, for the first quarter of 2021. Our 2022 net income increased primarily as a result of the impact of a full quarter of earnings, following our acquisition of West Suburban, which resulted in growth in net interest income and noninterest income, partially offset by higher noninterest expense, which included $5.6 million in acquisition-related costs in the first quarter of 2022. Adjusted net income, a non-GAAP financial measure that excludes acquisition-related costs, was $16.1 million for the first quarter of 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 41, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Net Income
Income (loss) before income taxes (GAAP)	$16,443	$(11,539)	$11,879
Pre-tax income adjustments:
Provision for credit losses - Day Two	-	14,625	-
Merger-related costs	5,604	12,765	-
Adjusted net income before taxes	22,047	15,851	11,879
Taxes on adjusted net income	5,930	3,396	-
Adjusted net income (non-GAAP)	$16,117	$12,455	$11,879

Basic earnings (loss) per share (GAAP)	$0.27	$(0.27)	$0.41
Diluted earnings (loss) per share (GAAP)	0.27	(0.26)	0.40
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.36	0.37	0.41
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.36	0.36	0.40

The following provides an overview of some of the factors impacting our financial performance for the three month period ended March 31, 2022, compared to the like period ended March 31, 2021:

●	Net interest and dividend income was $41.2 million for the first quarter of 2022, compared to $23.5 million for the first quarter of 2021. Growth in interest and dividend income in the first quarter of 2022 reflected a full quarter of West Suburban loan and securities income.

●	We did not record a net provision for credit losses or a release of provision expense in the first quarter of 2022, as an assessment of the portfolio resulted in a reduction in our allowance for unfunded commitments, which was offset by a like increase in the allowance for credit losses on loans. We recorded a $3.0 million release of provision expense in the first quarter of 2021.

●	Noninterest income was $13.5 million for the first quarter of 2022, compared to $11.3 million for the first quarter of 2021. Growth in wealth management, service charges on deposits, and card related income resulted primarily from the West Suburban acquisition and resultant additional fee income. In addition, an increase of $1.9 million was reflected in the mark to market gain on mortgage servicing rights (“MSRs”) in the first quarter of 2022, compared to the first quarter of 2021, due to an increase in market interest rates in the 2022 period. These increases were partially offset by a $2.2 million decrease in net gain on sales of mortgage loans in the first quarter of 2022, compared to the first quarter of 2021.

●	Noninterest expense was $38.3 million for the first quarter of 2022, compared to $21.7 million for the first quarter of 2021, an increase of $16.5 million, or 76.1%. The increase was due to growth in salaries and employee benefits and occupancy, furniture and equipment expenses in the first quarter of 2022, primarily stemming from the additional employees and branches due to the West Suburban acquisition. In addition, we recorded $5.6 million of acquisition-related costs in the first quarter of 2022, primarily within computer and data processing, consulting and management fees and other expense related to the West Suburban acquisition.

●	We had a provision for income tax expense of $4.4 million for the first quarter of 2022, compared to a provision for income tax expense of $4.2 million for the first quarter of 2021. The increase in tax expense for the first quarter of 2022 was due to an increase in pre-tax income, compared to the year over year quarter.

●	Our community-focused banking franchise experienced a $19.6 million decrease in total loans in the first quarter of 2022, compared to the year ended December 31, 2021, but an increase of $1.44 billion in total loans compared to the first quarter of 2021, as we acquired $1.50 billion of loans in the West Suburban acquisition. We believe we are positioned for moderate loan growth as we continue to serve our customers’ needs in a competitive economic environment. We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while ensuring the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

●	Nonaccrual loans decreased $5.6 million as of March 31, 2022, compared to December 31, 2021, due to the upgrade or payoff of various credits in the first quarter of 2022. Nonperforming loans as a percent of total loans was 1.1% as of March 31, 2022, compared to 1.3% as of December 31, 2021, and 1.1% at March 31, 2021. Classified assets decreased to $69.0 million as of March 31, 2022, which is $8.1 million, or 10.5%, less than December 31, 2021, but $27.0 million more than March 31, 2021, due to the West Suburban acquisition in late 2021.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2021 Annual Report in Form 10-K.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest margin on a tax equivalent (“TE”) basis, adjusted net income, adjusted basic and diluted earnings per share, our adjusted efficiency ratio, and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Overview

Three months ended March 31, 2022 and 2021

Our income before taxes was $16.4 million in the first quarter of 2022 compared to $16.1 million in the first quarter of 2021.  This increase in pretax income was primarily due to a $17.9 million increase in interest and dividend income, and a $2.2 million increase in noninterest income, primarily due to a full quarter of West Suburban loan, securities and fee income being included. These increases were partially offset by a $16.5 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense and other expense. The majority of these increases were due to the inclusion of a full quarter of operating costs of the legacy West Suburban staff and branches, as well as $5.6 million of West Suburban acquisition-related costs in the first quarter of 2022, primarily within computer and data processing, consulting fees and other expense.  Our net income was $12.0 million, or $0.27 per diluted share, for the first quarter of 2022, compared to net income of $11.9 million, or $0.40 per diluted share, for the first quarter of 2021.

Net interest and dividend income was $41.2 million in the first quarter of 2022, compared to $23.5 million in the first quarter of 2021.  The $17.7 million increase was primarily driven by growth in all interest and dividend income categories due to a full quarter of West Suburban related loan and securities income being reflected.   Partially offsetting this increase to net interest and dividend income was a $251,000 increase in interest expense in the first quarter of 2022, compared to the first quarter of 2021, primarily due to the issuance of subordinated debt in April 2021, partially offset by a decrease in the rate paid on our senior notes in the first quarter of 2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

Average loans, including loans held for sale, increased $1.01 billion in the first quarter of 2022, compared to the fourth quarter of 2021, stemming primarily from the inclusion of a full quarter of average loans related to the $1.50 billion of loans acquired with the West Suburban acquisition, less PPP loans forgiven or repaid, and loan paydowns due to growth in our borrowers’ continued liquidity.

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

Three months ended March 31, 2022 and 2021

Our net interest and dividend income increased by $17.7 million to $41.2 million, for the first quarter of 2022, from $23.5 million for the first quarter of 2021.  This increase was primarily attributable to a $17.9 million increase in total interest and dividend income due to the acquisition of West Suburban in December 2021.  Partially offsetting this increase in interest and dividend income was an increase of $251,000 in total interest expense, primarily due to a full quarter of West Suburban deposit interest expense and an increase in subordinated debt interest expense based on the issuance in April 2021.  Net interest and dividend income for the first quarter of 2022 reflected an increase of $12.6 million, or 43.9%, compared to the fourth quarter of 2021.

Average earning assets for the first quarter of 2022 totaled $5.86 billion, reflecting an increase of $1.84 billion, or 45.7%, compared to the fourth quarter of 2021, and an increase of $2.95 billion, or 101.1%, compared to the first quarter of 2021.  Average interest earning deposits with financial institutions totaled $635.3 million for the first quarter of 2022, which reflected an increase of $47.6 million compared to the fourth quarter of 2021, and an increase of $275.7 million compared to the first quarter of 2021.  The yield on average interest earning deposits was 17 basis points for the first quarter of 2022, seven basis points more than the first quarter of 2021.  Securities reflected an increase in interest income year over year, primarily due to growth in volumes.  Total average securities for the first quarter of 2022 increased $774.7 million from the fourth quarter of 2021, and increased $1.27 billion from the first quarter of 2021. The increase in our average securities year over year was primarily due to the $1.07 billion in securities acquired in our acquisition of West Suburban in December 2021. The yield on average securities declined to 1.54% for the first quarter of 2022, compared to 1.73% for the fourth quarter of 2021 and 2.49% for the first quarter of 2021.  Total average loans, including loans held-for-sale, totaled $3.41 billion in the first quarter of 2022, which reflected an increase of $1.01 billion compared to the fourth quarter of 2021, and an increase of $1.39 billion compared to the first quarter of 2021.  The rise in average loan balances year over year was primarily due to the $1.50 billion loan portfolio acquired in our acquisition of West Suburban in December 2021.  This rise in loan volumes resulted in an increase in loan interest and fee income of $14.2 million in the year over year period.  For the first quarter of 2022, the yield on average loans decreased to 4.34%, compared to 4.37% for the fourth quarter of 2021, and 4.48% for the first quarter of 2021.

Average interest bearing liabilities increased $1.57 billion, or 59.0%, in the first quarter of 2022, compared to the fourth quarter of 2021, and increased $2.43 billion compared to the first quarter of 2021.  The year over year increase in average interest bearing liabilities was primarily driven by a $2.41 billion increase in interest bearing deposits and a $59.2 million increase in subordinated debentures.  The year over year and linked quarter increases in interest bearing deposits were primarily due to the West Suburban acquisition, as well as continued deposit growth of our legacy customers. The cost of interest bearing liabilities for the first quarter of 2022 decreased by 13 basis points from the fourth quarter of 2021, and decreased 21 basis points from the first quarter of 2021.  Growth in our average noninterest bearing demand deposits of $500.8 million in the year over year period has assisted us in controlling our cost of funds stemming from average interest bearing deposits and borrowings, which totaled 0.20% for the first quarter of 2022, 0.33% for the fourth quarter of 2021, and 0.41% for the first quarter of 2021.

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

Due to the significant increase in interest earning deposits with financial institutions in 2020 and 2021 stemming from federal stimulus funds received and PPP loan forgiveness, we had no average other short-term borrowings, which typically consist of FHLBC advances, in the first quarter of 2022, in the fourth quarter of 2021 or the first quarter of 2021.   As of March 31, 2022, notes payable and other borrowings consisted of one long-term FHLBC advance of $5.9 million, and $12.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020.

Our net interest margin (GAAP) increased three basis points to 2.85% for the first quarter of 2022, compared to 2.82% for the fourth quarter of 2021, and decreased 42 basis points compared to 3.27% for the first quarter of 2021.  Our net interest margin (TE) increased two basis points to 2.88% for the first quarter of 2022, compared to 2.86% for the fourth quarter of 2021, and decreased 44 basis points compared to 3.32% for the first quarter of 2021.  The reductions year over year were due primarily to the lower level of market interest rates over the majority of the past twelve months, the related rate resets on loans and securities during the past year, and the increase in liquidity on the balance sheet.

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

The following table sets forth certain information relating to our average consolidated balance sheet and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2022 and 2021 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$635,302	$269	0.17	$587,721	$224	0.15	$359,576	$92	0.10
Securities:
Taxable	1,611,748	5,047	1.27	842,576	2,817	1.33	340,873	1,615	1.92
Non-taxable (TE)[1]	195,240	1,814	3.77	189,697	1,674	3.50	191,357	1,655	3.51
Total securities (TE)[1]	1,806,988	6,861	1.54	1,032,273	4,491	1.73	532,230	3,270	2.49
Dividends from FHLBC and FRBC	16,066	153	3.86	11,042	114	4.10	9,917	115	4.70
Loans and loans held-for-sale[1,2]	3,405,421	36,448	4.34	2,393,017	26,368	4.37	2,014,773	22,266	4.48
Total interest earning assets	5,863,777	43,731	3.02	4,024,053	31,197	3.08	2,916,496	25,743	3.58
Cash and due from banks	42,941	-	-	34,225	-	-	28,461	-	-
Allowance for credit losses on loans	(44,341)	-	-	(34,567)	-	-	(34,540)	-	-
Other noninterest bearing assets	373,423	-	-	287,762	-	-	187,488	-	-
Total assets	$6,235,800			$4,311,473			$3,097,905

Liabilities and Stockholders' Equity
NOW accounts	$610,797	$89	0.06	$567,971	$85	0.06	$495,384	$95	0.08
Money market accounts	1,098,913	170	0.06	611,632	142	0.09	329,050	77	0.09
Savings accounts	1,845,656	138	0.03	918,835	68	0.03	412,743	69	0.07
Time deposits	495,452	277	0.23	370,919	271	0.29	399,310	500	0.51
Interest bearing deposits	4,050,818	674	0.07	2,469,357	566	0.09	1,636,487	741	0.18
Securities sold under repurchase agreements	39,204	11	0.11	47,571	15	0.13	82,475	31	0.15
Junior subordinated debentures	25,773	280	4.41	25,773	283	4.36	25,773	280	4.41
Subordinated debentures	59,222	546	3.74	59,201	546	3.66	-	-	-
Senior notes	44,494	485	4.42	44,468	673	6.00	44,389	673	6.15
Notes payable and other borrowings	19,009	103	2.20	20,090	107	2.11	23,330	123	2.14
Total interest bearing liabilities	4,238,520	2,099	0.20	2,666,460	2,190	0.33	1,812,454	1,848	0.41
Noninterest bearing deposits	1,437,881	-	-	1,193,387	-	-	937,039	-	-
Other liabilities	60,601	-	-	68,314	-	-	37,801	-	-
Stockholders' equity	498,798	-	-	383,312	-	-	310,611	-	-
Total liabilities and stockholders' equity	$6,235,800			$4,311,473			$3,097,905
Net interest income (GAAP)		$41,236			$28,649			$23,543
Net interest margin (GAAP)			2.85			2.82			3.27

Net interest income (TE)[1]		$41,632			$29,007			$23,895
Net interest margin (TE)[1]			2.88			2.86			3.32
Interest bearing liabilities to earning assets	72.28%			66.26%			62.14%

1Represents a non-GAAP financial measure. See the discussion entitled “Non-GAAP Presentations” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022 and 2021.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fees of $1.1 million for the first quarter of 2022, $1.4 million fourth quarter of 2021, and $1.3 million for the first quarter of 2021.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2022 and 2021 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2022	2021	2021

Interest income (GAAP)	$43,335	$30,839	$25,391
Taxable-equivalent adjustment:
Loans	15	7	4
Securities	381	351	348
Interest and dividend income (TE)	43,731	31,197	25,743
Interest expense (GAAP)	2,099	2,190	1,848
Net interest income (TE)	$41,632	$29,007	$23,895
Net interest income (GAAP)	$41,236	$28,649	$23,543
Average interest earning assets	$5,863,777	$4,024,053	$2,916,496
Net interest margin (GAAP)	2.85%	2.82%	3.27%
Net interest margin (TE)	2.88%	2.86%	3.32%

Noninterest Income

Three months ended March 31, 2022 and 2021

The following table details the major components of noninterest income for the periods presented:

				1st Quarter 2022
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Wealth management	$2,698	$2,422	$2,151	11.4	25.4
Service charges on deposits	2,090	1,624	1,195	28.7	74.9
Residential mortgage banking revenue
Secondary mortgage fees	139	210	322	(33.8)	(56.8)
MSRs mark to market gain	2,978	1,463	1,113	103.6	167.6
Mortgage servicing income	518	534	567	(3.0)	(8.6)
Net gain on sales of mortgage loans	1,495	1,498	3,721	(0.2)	(59.8)
Total residential mortgage banking revenue	5,130	3,705	5,723	38.5	(10.4)
Securities (losses) gains, net	-	(14)	-	N/M	N/M
Change in cash surrender value of BOLI	124	227	334	(45.4)	(62.9)
Card related income	2,550	1,967	1,447	29.6	76.2
Other income	901	740	450	21.8	100.2
Total noninterest income	$13,493	$10,671	$11,300	26.4	19.4

N/M - Not meaningful

Noninterest income increased $2.8 million, or 26.4%, in the first quarter of 2022, compared to the fourth quarter of 2021, and increased $2.2 million, or 19.4%, compared to the first quarter of 2021.  The increase from the linked quarter was primarily driven by a $1.4 million increase in residential mortgage banking revenue, attributable to a $1.5 million increase in mark to market gain on mortgage servicing rights (MSRs) stemming from market interest rate changes, partially offset by a $71,000 decrease in secondary mortgage fees in the first quarter of 2022, compared to the fourth quarter of 2021.  In addition, we had increases in wealth management fees of $276,000, service charges on deposit accounts of $466,000, and card related income of $583,000 in the first quarter of 2022, as compared to the linked quarter, due to the inclusion of a full quarter of West Suburban noninterest income in 2022.  These increases were partially offset by a decrease in the cash surrender value of BOLI of $103,000 in the first quarter of 2022, compared to the fourth quarter of 2021.

The increase in noninterest income in the first quarter of 2022, compared to the first quarter of 2021, is primarily due to a $1.1 million increase in card related income, stemming from the inclusion of a full quarter of West Suburban card-related activity. Also contributing to the increase in noninterest income in the first quarter of 2022, compared to the first quarter of 2021, were increases in wealth management fees of $547,000, service charges on deposits of $895,000, and other income of $451,000, primarily due to the inclusion of a full quarter of West Suburban activity. Partially offsetting these increases to noninterest income in the year over year period was a $593,000 decrease in residential mortgage banking revenue, due to a decrease in mortgage origination volumes in the first quarter of 2022, and a $210,000 decrease in the cash surrender value of BOLI.

Noninterest Expense

Three months ended March 31, 2022 and 2021

The following table details the major components of noninterest expense for the periods presented:

				1st Quarter 2022
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Salaries	$15,598	$14,164	$9,216	10.1	69.2
Officers incentive	994	1,293	1,653	(23.1)	(39.9)
Benefits and other	3,375	2,868	2,637	17.7	28.0
Total salaries and employee benefits	19,967	18,325	13,506	9.0	47.8
Occupancy, furniture and equipment expense	3,733	6,395	2,467	(41.6)	51.3
Computer and data processing	6,228	3,859	1,298	61.4	379.8
FDIC insurance	410	371	201	10.5	104.0
General bank insurance	315	360	276	(12.5)	14.1
Amortization of core deposit intangible asset	665	296	120	124.7	454.2
Advertising expense	182	81	60	124.7	203.3
Card related expense	534	657	593	(18.7)	(9.9)
Legal fees	294	460	55	(36.1)	434.5
Consulting & management fees	605	4,091	416	(85.2)	45.4
Other real estate owned (gain) expense, net	(12)	29	36	(141.4)	(133.3)
Other expense	5,365	3,609	2,710	48.7	98.0
Total noninterest expense	$38,286	$38,533	$21,738	(0.6)	76.1
Efficiency ratio (GAAP)[1]	72.72%	100.89%	63.98%
Adjusted efficiency ratio (non-GAAP)[2]	61.38%	66.45%	63.16%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 47 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2022 decreased $247,000, or 0.6%, compared to the fourth quarter of 2021, and increased $16.5 million, or 76.1%, compared to the first quarter of 2021.  The linked quarter decrease was primarily attributable to $5.6 million of West Suburban acquisition-related costs for the first quarter of 2022, compared to $12.8 million for the fourth quarter of 2021.  These acquisition-related costs included a $2.4 million increase in computer and data processing expense in the first quarter of 2022, primarily due to acquisition-related core system conversion costs, and a $1.8 million increase in other expense due to ancillary teller and mobile banking systems conversion costs, compared to the linked quarter.  Amortization of core deposits also increased $369,000 in the first quarter of 2022, compared to the prior quarter, as a full quarter of amortization on the newly acquired West Suburban deposits was recorded.  These increases were offset by a $2.7 million decrease in occupancy, furniture and equipment expense, due to fixed asset writedowns in the fourth quarter of 2021, a $3.5 million decrease in consulting and management fees due to acquisition-related costs paid in late 2021, and a $166,000 decrease in legal fees due to costs incurred upon closing of the West Suburban acquisition.  Of the $31.0 million in projected acquisition-related costs announced when we entered into the merger agreement with West Suburban in July 2021, we (or West Suburban) have cumulatively expensed $30.7 million as of March 31, 2022.  Additional acquisition-related expenses are anticipated to be recorded in the second quarter of 2022, as we complete our data and systems conversions.

The year over year increase in noninterest expense is primarily attributable to a $6.5 million increase in salaries and employee benefits, a $1.3 million increase in occupancy, furniture and equipment, a $4.9 million increase in computer and data processing expense, and a $2.7 million increase in other expense. Salaries increased $6.4 million due to additional employees from our acquisition of West Suburban. Employee benefits expense increased $738,000 in the first quarter of 2022, compared to the first quarter of 2021, due to increases stemming from additional employees from our acquisition of West Suburban and increases in employee insurance costs as more employees returned to more routine medical appointments, many of which were on hold during the COVID-19 pandemic in 2020 and part of 2021. Partially offsetting these increases in salaries and employee benefits was a $659,000 decrease in officer incentive compensation in the first quarter of 2022, compared to the first quarter of 2021, as incentive accruals in 2021 were at a higher rate than the current year. The increase in occupancy, furniture and equipment expense year over year was due to the addition of 34 West Suburban branches in late 2021. The increase in computer and data processing expense was primarily due to core system conversion costs of $3.2 million, relating to the West Suburban acquisition.  Finally, the increase in other expense was due primarily to growth in net teller banking and bill paying fees of $1.2 million, which was due to acquisition-related costs in the first quarter of 2022, as well as the impact of a full quarter of other expense from the inclusion of West Suburban activity.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2022	2021	2021
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$38,286	$38,533	$21,738	$38,286	$38,533	$21,738
Less amortization of core deposit	665	296	120	665	296	120
Less other real estate expense, net	(12)	29	36	(12)	29	36
Less merger related costs	N/A	N/A	N/A	5,604	12,766	-
Noninterest expense less adjustments	$37,633	$38,208	$21,582	$32,029	$25,442	$21,582

Net interest income	$41,236	$28,649	$23,543	$41,236	$28,649	$23,543
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	15	7	4
Securities	N/A	N/A	N/A	381	351	348
Net interest income including adjustments	41,236	28,649	23,543	41,632	29,007	23,895
Noninterest income	13,493	10,671	11,300	13,493	10,671	11,300
Less securities losses, net	-	(14)	-	-	(14)	-
Less MSRs mark to market gain	2,978	1,463	1,113	2,978	1,463	1,113
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	33	61	89
Noninterest income (less) / including adjustments	10,515	9,222	10,187	10,548	9,283	10,276

Net interest income including adjustments plus noninterest income (less) / including adjustments	$51,751	$37,871	$33,730	$52,180	$38,290	$34,171
Efficiency ratio / Adjusted efficiency ratio	72.72%	100.89%	63.98%	61.38%	66.45%	63.16%

Income Taxes

We recorded income tax expense of $4.4 million for the first quarter of 2022 on $16.4 million of pretax income, compared to income tax benefit of $2.5 million on $11.5 million of pretax loss in the fourth quarter of 2021, and income tax expense of $4.2 million on $16.1 million of pretax income in the first quarter of 2021. The effective tax rate was 26.9% for the first quarter of 2022, 21.4% for the fourth quarter of 2021, and 26.2% for the first quarter of 2021.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2022.  We had no valuation reserve on the deferred tax assets as of March 31, 2022.

Financial Condition

Total assets increased $11.6 million to $6.22 billion at March 31, 2022, from $6.21 billion at December 31, 2021, due primarily to an increase in securities available-for-sale of $124.0 million and deferred tax assets of $16.5 million, partially offset by reductions in cash and cash equivalents of $117.4 million and loans of $19.6 million.  We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.54 billion at March 31, 2022, an increase of $78.5 million from December 31, 2021, primarily due to increases in noninterest bearing demand accounts, savings, money market and NOW accounts due to lower interest rates on time deposits in 2022.

				March 31, 2022
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Securities available-for-sale, at fair value
U.S. Treasuries	$220,563	$202,339	$4,102	9.0	N/M
U.S. government agencies	59,036	61,888	6,361	(4.6)	828.1
U.S. government agencies mortgage-backed	153,148	172,302	70,602	(11.1)	116.9
States and political subdivisions	236,408	256,465	242,146	(7.8)	(2.4)
Corporate bonds	9,683	9,887	34,843	(2.1)	(72.2)
Collateralized mortgage obligations	696,513	672,967	74,936	3.5	829.5
Asset-backed securities	274,941	236,877	130,368	16.1	110.9
Collateralized loan obligations	166,158	79,763	29,922	108.3	455.3
Total securities	$1,816,450	$1,692,488	$593,280	7.3	206.2

N/M - Not meaningful

Securities available-for-sale increased $124.0 million as of March 31, 2022, compared to December 31, 2021, and increased $1.22 billion compared to March 31, 2021. The increase in the portfolio during the first quarter of 2022, compared to the linked quarter, was driven by the purchase of $266.3 million, which consisted of $25.2 million of U.S. treasuries, $1.1 million of state and political subdivisions, $98.3 million of collateralized mortgage obligations, $52.9 million of asset-backed securities, and $88.8 million of collateralized loan obligations.  These purchases were partially offset by $75.7 million of calls, maturities and paydowns during the first quarter of 2022, and an unrealized mark to market loss adjustment of $64.8 million and net premium amortization of $1.8 million.  We continue to seek to position our portfolio into higher credit quality, shorter duration issuances. The increase in the securities portfolio in the year over year period was primarily due to $1.07 billion of securities acquired in our acquisition of West Suburban, as well as $1.04 billion of purchases in the last twelve months, less $605.6 million of sales in that same period, to utilize our excess cash on hand. There were no security sales during the first quarter of 2022 or the first quarter of 2021. During the fourth quarter of 2021, there were $14,000 of security losses, net.

				March 31, 2022
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Commercial	$695,545	$771,474	$392,380	(9.8)	77.3
Leases	211,132	176,031	138,240	19.9	52.7
Commercial real estate - Investor	965,767	957,389	567,475	0.9	70.2
Commercial real estate - Owner occupied	655,792	574,384	326,857	14.2	100.6
Construction	165,558	206,132	93,745	(19.7)	76.6
Residential real estate - Investor	62,846	63,399	52,176	(0.9)	20.5
Residential real estate - Owner occupied	203,118	213,248	107,303	(4.8)	89.3
Multifamily	298,686	309,164	178,258	(3.4)	67.6
HELOC	110,688	115,664	75,604	(4.3)	46.4
HELOC - Purchased	9,553	10,626	17,078	(10.1)	(44.1)
Other (1)	23,685	24,437	10,509	(3.1)	125.4
Total loans	$3,402,370	$3,421,948	$1,959,625	(0.6)	73.6

1 The “Other” segment includes consumer and overdrafts.

Total loans were $3.40 billion as of March 31, 2022, a decrease of $19.6 million from December 31, 2021.  The decrease in total loans in the first three months of 2022, compared to December 31, 2021, was due primarily to forgiveness or payoff of 236 PPP loans that totaled $27.2 million within commercial loans, as well as reductions in construction, residential real estate-investor and residential real estate-owner occupied loans, due to paydowns as commercial and consumer liquidity continued to remain at a high level.  Total loans increased $1.44 billion from March 31, 2021 to March 31, 2022, primarily due to the loan portfolio acquired from West Suburban. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 72.7% of the portfolio as of March 31, 2022, compared to 71.6% of the portfolio as of December 31, 2021.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans decreased by $6.7 million to $38.0 million at March 31, 2022 from $44.7 million at December 31, 2021.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.1% as of March 31, 2022, 1.3% as of December 31, 2021, and 1.1% as of March 31, 2021.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2022
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Commercial	$9,029	$13,291	$933	(32.1)	867.7
Leases	2,641	3,754	2,562	(29.6)	3.1
Commercial real estate - Investor	6,335	5,694	1,913	11.3	231.2
Commercial real estate - Owner occupied	9,871	13,231	7,427	(25.4)	32.9
Construction	1,250	160	128	681.3	876.6
Residential real estate - Investor	1,393	899	855	54.9	62.9
Residential real estate - Owner occupied	4,470	5,019	3,567	(10.9)	25.3
Multifamily	1,629	1,573	2,398	3.6	(32.1)
HELOC	1,164	862	1,000	35.0	16.4
HELOC - Purchased	173	180	-	(3.9)	N/M
Other [1]	3	3	399	-	(99.2)
Total nonperforming loans	$37,958	$44,666	$21,182	(15.0)	79.2

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				March 31, 2022
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Nonaccrual loans	$35,973	$41,531	$20,379	(13.4)	76.5
Performing troubled debt restructured loans accruing interest	1,242	25	290	N/M	328.3
Loans past due 90 days or more and still accruing interest	743	3,110	513	(76.1)	44.8
Total nonperforming loans	37,958	44,666	21,182	(15.0)	79.2
Other real estate owned	2,374	2,356	2,163	0.8	9.8
Total nonperforming assets	$40,332	$47,022	$23,345	(14.2)	72.8

30-89 days past due loans and still accruing interest	$20,835	$10,745	$13,506
Nonaccrual loans to total loans	1.1%	1.2%	1.0%
Nonperforming loans to total loans	1.1%	1.3%	1.1%
Nonperforming assets to total loans plus OREO	1.2%	1.4%	1.2%

Allowance for credit losses	$44,308	$44,281	$30,967
Allowance for credit losses to total loans	1.3%	1.3%	1.6%
Allowance for credit losses to nonaccrual loans	123.2%	160.9%	152.0%

N/M - Not meaningful

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge-offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2022	Total[1]	2021	Total[1]	2021	Total[1]
Commercial	$-	-	$441	9.3	$(18)	3.1
Leases	-	-	37	0.8	-	-
Commercial real estate - Investor	213	72.7	2,603	55.1	(20)	3.4
Commercial real estate - Owner occupied	113	38.6	1,748	37.0	(205)	35.2
Residential real estate - Investor	(10)	(3.4)	(8)	(0.2)	(266)	45.7
Residential real estate - Owner occupied	(83)	(28.3)	(30)	(0.6)	(49)	8.4
HELOC	(35)	(11.9)	(105)	(2.2)	(12)	2.1
Other [2]	95	32.3	38	0.8	(12)	2.1
Net charge-offs (recoveries)	$293	100.0	$4,724	100.0	$(582)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $293,000 were recorded for the first quarter of 2022, compared to net charge-offs of $4.7 million for the fourth quarter of 2021, and net recoveries of $582,000 for the first quarter of 2021, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the fourth quarter of 2021 were primarily due to two larger credits, one commercial and one commercial real estate.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				March 31, 2022
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Commercial	$29,267	$32,712	$2,397	(10.5)	N/M
Leases	2,641	3,754	3,147	(29.6)	(16.1)
Commercial real estate - Investor	8,809	10,667	5,130	(17.4)	71.7
Commercial real estate - Owner occupied	13,259	15,429	8,652	(14.1)	53.2
Construction	3,185	2,104	5,366	51.4	(40.6)
Residential real estate - Investor	1,544	1,265	1,435	22.1	7.6
Residential real estate - Owner occupied	4,862	5,099	4,148	(4.6)	17.2
Multifamily	1,369	2,278	7,846	(39.9)	(82.6)
HELOC	1,496	1,243	1,303	20.4	14.8
HELOC - Purchased	173	180	-	(3.9)	N/M
Other [1]	3	10	402	(70.0)	(99.3)
Total classified loans	66,608	74,741	39,826	(10.9)	67.2
Other real estate owned	2,374	2,356	2,163	0.8	9.8
Total classified assets	$68,982	$77,097	$41,989	(10.5)	64.3

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets decreased as of March 31, 2022, from the levels at December 31, 2021 and increased from March 31, 2021, primarily due to the addition of the West Suburban loan portfolio in late 2021.  We continue remediation efforts, and the high level of paydowns and payoffs we have experienced due to increased borrower liquidity stemming from federal stimulus funds received by borrowers and other COVID-19 relief funding, such as PPP loans, have contributed to the decrease in classified assets from December 31, 2021 to March 31, 2022. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 12.04% for the period ended March 31, 2022, compared to 13.79% as of December 31, 2021, and 11.60% as of March 31, 2021.  The increase in the classified assets ratio for the period ended March 31, 2022, compared to March 31, 2021, is also due to the acquisition of West Suburban Bank.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

At March 31, 2022, our allowance for credit losses (“ACL”) on loans totaled $44.3 million, and our ACL on unfunded commitments, included in other liabilities, totaled $5.7 million. In the first quarter of 2022, we recorded provision expense on loans of $320,000, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, which was offset by a $320,000 reduction of our reserve on unfunded commitments, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.  These two entries resulted in a zero net impact to the provision for credit losses for the first quarter of 2022.

The ACL on loans totaled $44.3 million as of both March 31, 2022 and December 31, 2021, and $31.0 million as of March 31, 2021.  The ACL on loans increased in late 2021 due to the impact of the West Suburban acquisition Day One credit mark of $12.1 million, the Day Two non-PCD loan adjustment to ACL of $12.2 million, less a reversal of $2.3 million related to our legacy loan portfolio and net charge-offs of $4.7 million for the fourth quarter.  The ACL for loans was reduced in the first quarter of 2021 due to a $3.0 million release of the provision for credit losses release, less net recoveries of $582,000.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loan, leases and unfunded commitments.  Our ACL on loans to total loans was 1.3% as of March 31, 2022, and December 31, 2021.  See Item 7 – Critical Accounting Estimates in the

Management Discussion and Analysis in our 2021 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Allowance at beginning of period	$44,281	$26,949	$33,855
Charge-offs:
Commercial	30	731	2
Leases	-	37	-
Commercial real estate - Investor	236	2,623	-
Commercial real estate - Owner occupied	121	1,758	3
Construction	-	-	-
Residential real estate - Investor	-	-	-
Residential real estate - Owner occupied	-	-	-
Multifamily	-	-	-
HELOC	-	-	12
HELOC - Purchased	-	-	-
Other [1]	127	72	25
Total charge-offs	514	5,221	42
Recoveries:
Commercial	30	290	20
Leases	-	-	-
Commercial real estate - Investor	23	20	20
Commercial real estate - Owner occupied	8	10	208
Construction	-	-	-
Residential real estate - Investor	10	8	266
Residential real estate - Owner occupied	83	30	49
Multifamily	-	-	-
HELOC	35	105	24
HELOC - Purchased	-	-	-
Other [1]	32	34	37
Total recoveries	221	497	624
Net charge-offs (recoveries)	293	4,724	(582)
Day 1 PCD credit evaluation	-	12,075	-
Provision for (release of) credit losses on loans	320	9,981	(3,470)
Allowance at end of period	$44,308	$44,281	$30,967

Average total loans (exclusive of loans held-for-sale)	$3,398,714	$2,388,746	$2,006,157
Net charge-offs / (recoveries) to average loans	0.01%	0.20%	(0.03)%
Allowance at period end to average loans	1.30%	1.85%	1.54%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 116.7% as of March 31, 2022, which was an increase from the coverage ratio of 99.1% as of December 31, 2021 and a decrease from 146.2% as of March 31, 2021.  When measured as a percentage of average loans, our total ACL on loans was 1.30% for the three months ended March 31, 2022, and 1.54% for the like period of March 31, 2021.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2022, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 or other factors, such as the war in Ukraine, and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2022, OREO totaled $2.4 million, reflecting an $18,000 increase from the $2.4 million at December 31, 2021, and a $211,000 increase from the $2.2 million at March 31, 2021.  In the first quarter of 2022, there was one property disposal of $69,000 in net book value, which resulted in a gain on sale of OREO of $49,000, and one transfer to OREO for $87,000.  In the fourth quarter of 2021, we acquired three OREO properties in our acquisition of West Suburban, with a total fair value of $5.6 million, and we sold two of these properties in December, which had a net book value of $5.2 million.  In the first quarter of 2021, one property sale of $305,000 net book value and no transfers to OREO from loans were recorded. No OREO valuation reserve adjustments were recorded in the first quarter of 2022, compared to $14,000 of valuation reserves recorded in the fourth quarter of 2021, and $6,000 valuation reserves recorded in the first quarter of 2021.

				March 31, 2022
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Balance at beginning of period	$2,356	$1,912	$2,474	23.2	(4.8)
Property additions, net of acquisition adjustments	87	5,678	-	(98.5)	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	69	5,220	305	(98.7)	(77.4)
Period valuation (write-up)/write-down	-	14	6	(100.0)	(100.0)
Balance at end of period	$2,374	$2,356	$2,163	0.8	9.8

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $1.1 million, or approximately 45.4% of total OREO at March 31, 2022, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$576	24%	$645	27%	$430	20%
Lots (single family and commercial)	1,411	59%	1,411	56%	1,381	64%
Vacant land	387	17%	300	17%	352	16%
Total other real estate owned	$2,374	100%	$2,356	100%	$2,163	100%

Deposits and Borrowings

				March 31, 2022
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2022	2021	2021	2021	2021
Noninterest bearing demand	$1,461,712	$1,428,055	$982,664	2.4	48.7
Savings	1,884,352	1,826,346	429,256	3.2	339.0
NOW accounts	622,606	605,056	522,760	2.9	19.1
Money market accounts	1,098,499	1,102,965	338,921	(0.4)	224.1
Certificates of deposit of less than $100,000	277,135	287,238	193,291	(3.5)	43.4
Certificates of deposit of $100,000 through $250,000	144,663	147,854	132,514	(2.2)	9.2
Certificates of deposit of more than $250,000	55,758	68,718	57,136	(18.9)	(2.4)
Total deposits	$5,544,725	$5,466,232	$2,656,542	1.4	108.7

Total deposits were $5.54 billion at March 31, 2022, which reflects a $78.5 million increase from total deposits of $5.47 billion at December 31, 2021, and an increase of $2.89 billion from total deposits of $2.66 billion at March 31, 2021.  The increase in deposits at March 31, 2022, compared to December 31, 2021, was due to increases in noninterest bearing demand, savings and NOW accounts, with decreases noted in all maturity categories of certificates of deposit and money market accounts. The increase in deposits at March 31, 2022, compared to March 31, 2021 was primarily due to an increase of $2.69 billion of deposits from the West Suburban acquisition.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $33.5 million at March 31, 2022, a $16.8 million, or 33.4%, decrease from $50.3 million at December 31, 2021.   Our notes payable and other borrowings is comprised of one remaining $6.0 million long-term FHLBC advance, which matures on February 2, 2026, and $12.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $18.0 million as of March 31, 2022, decreased $1.1 million from December 31, 2021, and decreased $4.3 million from March 31, 2021.

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

The Company is indebted on senior notes originated in December 2016, totaling $44.5 million, net of deferred issuance costs, as of March 31, 2022.  These notes mature in December 2026, and included interest payable semi-annually at 5.75% for five years.  Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.41% as of March 31, 2022, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

Capital

As of March 31, 2022, total stockholders’ equity was $466.3 million, which was a decrease of $35.7 million from $502.0 million as of December 31, 2021.  This decrease is attributable to a decrease in accumulated other comprehensive income of $46.3 million in the first quarter of 2022 due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps, due to the increase in market interest rates, as well as a reduction to retained earnings of $2.2 million for payment of dividends to our common stockholders in the first three months of 2022. Partially offsetting these decreases to total stockholders’ equity was $12.0 million of net income for the first quarter of 2022. Total stockholders’ equity as of March 31, 2022, increased $155.2 million compared to March 31, 2021, primarily due to the West Suburban acquisition in late 2021 and the resultant additional common stock issued, as well as net income year over year, less the reduction in accumulated other comprehensive income of $50.8 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2022	2021	2021
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.73%	9.46%	12.43%
Total risk-based capital ratio	10.50%	N/A	12.85%	12.55%	14.73%
Tier 1 risk-based capital ratio	8.50%	N/A	10.33%	10.06%	13.53%
Tier 1 leverage ratio	4.00%	N/A	7.00%	7.81%	10.02%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.74%	12.41%	14.59%
Total risk-based capital ratio	10.50%	10.00%	13.83%	13.46%	15.80%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.74%	12.41%	14.59%
Tier 1 leverage ratio	4.00%	5.00%	8.61%	9.58%	10.78%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

As of March 31, 2022, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 8.08% at December 31, 2021, to 7.49% at March 31, 2022.  Our GAAP tangible common equity to tangible assets ratio was 5.95% at March 31, 2022, compared to 6.54% as of December 31, 2021.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 6.59% at December 31, 2021, to 6.00% at March 31, 2022, primarily due to a decline in tangible common equity in the first quarter of 2022.  The decline in tangible common equity was due to a decrease in accumulated other comprehensive income of $46.3 million primarily related to unrealized losses on available-for-sale securities stemming from the increase in market interest rates.  The non-GAAP tangible common equity to tangible assets ratio was also negatively impacted by growth in total tangible assets in the first quarter of 2022.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2022		December 31, 2021
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$466,318	$466,318	$502,027	$502,027
Less: Goodwill and intangible assets	101,971	101,971	102,636	102,636
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	3,128	N/A	3,261
Adjusted goodwill and intangible assets	101,971	98,843	102,636	99,375
Tangible common equity	$364,347	$367,475	$399,391	$402,652
Tangible assets
Total assets	$6,223,746	$6,223,746	$6,212,189	$6,212,189
Less: Adjusted goodwill and intangible assets	101,971	98,843	102,636	99,375
Tangible assets	$6,121,775	$6,124,903	$6,109,553	$6,112,814

Common equity to total assets	7.49%	7.49%	8.08%	8.08%
Tangible common equity to tangible assets	5.95%	6.00%	6.54%	6.59%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of March 31, 2022, our cash on hand liquidity totaled $634.7 million, a decrease of $117.4 million over cash balances held as of December 31, 2021.

Net cash inflows from operating activities were $278,000 during the first three months of 2022, compared with net cash inflows of $15.4 million in the same period of 2021.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first three months of 2022 but were a source of inflows in the like period of 2021.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the three months ended March 31, 2022, and for the like period of 2021.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $176.5 million in the three months ended March 31, 2022, compared to net cash outflows of $26.6 million in the same period in 2021.  In the first three months of 2022, securities transactions accounted for net outflows of $190.6 million, and the principal change on loans accounted for net inflows of $21.9 million.  In the first three months of 2021, securities transactions accounted for net outflows of $102.4 million, and net principal on loans funded accounted for net inflows of $75.9 million.  Proceeds from sales of OREO accounted for $118,000 and $325,000 in investing cash inflows for the three months ended March 31, 2022 and 2021, respectively.

Net cash inflows from financing activities in the three months ended March 31, 2022, were $58.8 million, compared with net cash inflows of $122.3 million in the three months ended March 31, 2021.   Net deposit inflows in the first three months of 2022 were $78.9 million compared to net deposit inflows of $119.5 million in the first three months of 2021.  Other short-term borrowings had no net cash inflows or outflows in the first three months of 2022 or 2021.  Changes in securities sold under repurchase agreements accounted for outflows of $16.8 million and inflows of $10.3 million for the three months ended March 31, 2022 and 2021, respectively.  Dividends paid on our common stock totaled $2.2 million in the three months ended March 31, 2022, compared to dividends paid of $293,000 for the like 2021 period, as the per common share dividend was increased to five cents per share in the second quarter of 2021.  The repurchase of treasury stock in the first three months of 2021 resulted in outflows of $6.2 million; in the first three months of 2022, there was no stock repurchase program in place.

Cash and cash equivalents for the three months ended March 31, 2022, totaled $634.7 million, as compared to $440.9 million as of March 31, 2021.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve raised rates by 0.25% in March 2022 and has set the baseline expectation of a 0.50% increase at the next meeting in May 2022.  Rate forecasts have been changing week by week, with the expectation of faster rate hikes to combat inflation. The Federal Reserve balance sheet leveled off at $8.9 trillion earlier this year, and it is widely expected that the Federal Reserve will sell assets to trim its balance sheet assets in conjunction with raising rates. We manage interest rate risk within guidelines established by policy that are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure well within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2022 and December 31, 2021 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2021.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of March 31, 2022, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  We have a moderately lower sensitivity profile quarter-over-quarter due to a higher percentage and dollars of fixed rate loans compared to variable rate loans.  Additionally, the index for reinvestment tied to a Libor index was changed to a SOFR index, this resulted in a lower index rate on reinvestments.  In addition, we made changes to our asset liability management model to better reflect interest rate sensitivity of fed funds.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0% and no change in the slope of the yield curve.  Down rate scenarios remained not meaningful as certain rates would still fall below zero in that scenario.  Despite the rate hike in March 2022, certain market interest rates utilized in our model were still below 50 basis points.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2022
Dollar change	N/M	N/M	N/M	$12,339	$24,726	$49,225
Percent change	N/M	N/M	N/M	7.7%	15.4%	30.6%

December 31, 2021
Dollar change	N/M	N/M	N/M	$13,404	$27,689	$54,007
Percent change	N/M	N/M	N/M	9.4%	19.5%	38.0%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual inflation rate in the U.S. accelerated to 8.5% in March 2022, the highest since December 1981.  Management believes the inflation rate will remain elevated in the near term, which is expected to be favorable for the Bank.  In general, we anticipate that higher inflation will increase borrowers’ needs for credit as a result of GDP growth.  In addition, as interest rates are expected to rise to combat inflation, we also expect our net interest margin to be favorably impacted.  The downside risks of high inflation puts upwards pressure to our expenses, which could impact profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. We seek to mitigate the impact of interest rate volatility on the Bank by seeking to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. Overall, we expect the effects of higher inflation to be beneficial to us in the near term.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2022.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 10, 2022.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: May 9, 2022