Form 10-Q
period 2022-06-30
OLD SECOND BANCORP INC
filed 2022-08-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the Registrant has 44,563,376 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “seeks to,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions, including inflation, that may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, such as the recent acquisition of West Suburban Bancorp, Inc., as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of our adoption of the Current Expected Credit Losses (“ CECL”) model, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, such as the war in Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$53,295	$38,565
Interest earning deposits with financial institutions	228,040	713,542
Cash and cash equivalents	281,335	752,107
Securities available-for-sale, at fair value	1,734,416	1,693,632
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	20,413	13,257
Loans held-for-sale	1,707	4,737
Loans	3,625,070	3,420,804
Less: allowance for credit losses on loans	45,388	44,281
Net loans	3,579,682	3,376,523
Premises and equipment, net	81,901	88,005
Other real estate owned	1,624	2,356
Mortgage servicing rights, at fair value	10,722	7,097
Goodwill	86,332	86,332
Core deposit intangible	14,980	16,304
Bank-owned life insurance ("BOLI")	105,496	105,300
Deferred tax assets, net	32,481	6,100
Other assets	54,454	60,439
Total assets	$6,005,543	$6,212,189

Liabilities
Deposits:
Noninterest bearing demand	$2,078,272	$2,093,494
Interest bearing:
Savings, NOW, and money market	2,803,201	2,868,928
Time	461,382	503,810
Total deposits	5,342,855	5,466,232
Securities sold under repurchase agreements	37,599	50,337
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,254	59,212
Senior notes	44,533	44,480
Notes payable and other borrowings	11,000	19,074
Other liabilities	35,625	45,054
Total liabilities	5,556,639	5,710,162

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	201,282	202,443
Retained earnings	271,831	252,011
Accumulated other comprehensive (loss) income	(65,244)	8,768
Treasury stock	(3,670)	(5,900)
Total stockholders’ equity	448,904	502,027
Total liabilities and stockholders’ equity	$6,005,543	$6,212,189

	June 30, 2022	December 31, 2021
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,562,068	44,461,045
Treasury shares	143,082	244,105

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$38,229	$20,815	$74,595	$43,022
Loans held-for-sale	32	38	89	93
Securities:
Taxable	6,670	1,832	11,723	3,447
Tax exempt	1,413	1,259	2,846	2,566
Dividends from FHLBC and FRBC stock	263	113	416	228
Interest bearing deposits with financial institutions	782	137	1,051	229
Total interest and dividend income	47,389	24,194	90,720	49,585
Interest expense
Savings, NOW, and money market deposits	347	217	744	458
Time deposits	265	409	542	909
Securities sold under repurchase agreements	9	21	20	52
Junior subordinated debentures	284	284	564	564
Subordinated debentures	547	517	1,093	517
Senior notes	578	673	1,063	1,346
Notes payable and other borrowings	95	119	198	242
Total interest expense	2,125	2,240	4,224	4,088
Net interest and dividend income	45,264	21,954	86,496	45,497
Provision for (release of) credit losses	550	(3,500)	550	(6,500)
Net interest and dividend income after provision for (release of) credit losses	44,714	25,454	85,946	51,997
Noninterest income
Wealth management	2,506	2,389	5,204	4,540
Service charges on deposits	2,328	1,221	4,402	2,416
Secondary mortgage fees	50	272	189	594
Mortgage servicing rights mark to market gain (loss)	82	(1,033)	3,060	80
Mortgage servicing income	579	507	1,098	1,074
Net (loss) gain on sales of mortgage loans	(262)	1,895	1,233	5,616
Securities (losses) gains, net	(33)	2	(33)	2
Change in cash surrender value of BOLI	72	423	196	757
Card related income	2,965	1,666	5,532	3,113
Other income	924	577	1,793	1,027
Total noninterest income	9,211	7,919	22,674	19,219
Noninterest expense
Salaries and employee benefits	21,332	12,896	41,299	26,402
Occupancy, furniture and equipment	3,046	2,303	6,745	4,770
Computer and data processing	4,006	1,304	10,274	2,602
FDIC insurance	702	192	1,112	393
General bank insurance	351	277	666	553
Amortization of core deposit intangible	659	115	1,324	235
Advertising expense	194	95	376	155
Card related expense	1,057	626	1,591	1,219
Legal fees	179	135	436	190
Consulting & management fees	523	250	1,139	667
Other real estate expense, net	87	77	75	113
Other expense	5,113	3,131	10,464	5,840
Total noninterest expense	37,249	21,401	75,501	43,139
Income before income taxes	16,676	11,972	33,119	28,077
Provision for income taxes	4,429	3,152	8,852	7,378
Net income	$12,247	$8,820	$24,267	$20,699

Basic earnings per share	$0.28	$0.30	$0.55	$0.71
Diluted earnings per share	0.27	0.30	0.54	0.70
Dividends declared per share	0.05	0.05	0.10	0.06

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$12,247	$8,820	$24,267	$20,699

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(40,485)	3,337	(105,314)	(1,476)
Related tax benefit (expense)	11,335	(935)	29,488	436
Holding (losses) gains, after tax, on available-for-sale securities	(29,150)	2,402	(75,826)	(1,040)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(33)	2	(33)	2
Related tax benefit (expense)	9	(1)	9	(1)
Net realized (losses) gains after tax	(24)	1	(24)	1
Other comprehensive (loss) income on available-for-sale securities	(29,126)	2,401	(75,802)	(1,041)

Changes in fair value of derivatives used for cash flow hedges	1,898	(1,714)	2,487	989
Related tax (expense) benefit	(532)	480	(697)	(277)
Other comprehensive income (loss) on cash flow hedges	1,366	(1,234)	1,790	712

Total other comprehensive (loss) income	(27,760)	1,167	(74,012)	(329)
Total comprehensive (loss) income	$(15,513)	$9,987	$(49,745)	$20,370

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, March 31, 2021	$13,971	$(705)	$13,266
Other comprehensive income (loss), net of tax	2,401	(1,234)	1,167
Balance, June 30, 2021	$16,372	$(1,939)	$14,433

Balance, March 31, 2022	$(35,537)	$(1,947)	$(37,484)
Other comprehensive (loss) income, net of tax	(29,126)	1,366	(27,760)
Balance, June 30, 2022	$(64,663)	$(581)	$(65,244)

For the Six Months Ended
Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(1,041)	712	(329)
Balance, June 30, 2021	$16,372	$(1,939)	$14,433

Balance, December 31, 2021	$11,139	$(2,371)	$8,768
Other comprehensive (loss) income, net of tax	(75,802)	1,790	(74,012)
Balance, June 30, 2022	$(64,663)	$(581)	$(65,244)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$24,267	$20,699
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	3,300	1,095
Securities losses (gains), net	33	(2)
Release of provision for credit losses	550	(6,500)
Originations of loans held-for-sale	(49,648)	(140,402)
Proceeds from sales of loans held-for-sale	53,204	150,571
Net gains on sales of mortgage loans	(1,233)	(5,616)
Mortgage servicing rights mark to market loss	(3,060)	(80)
Net accretion of discount on loans	(3,841)	(588)
Net change in cash surrender value of BOLI	(196)	(757)
Net gains on sale of other real estate owned	(130)	(35)
Provision for other real estate owned valuation losses	104	67
Depreciation of fixed assets and amortization of leasehold improvements	2,101	1,528
Net gains on disposal and transfer of fixed assets	(1,961)	-
Amortization of core deposit intangibles	1,324	235
Change in current income taxes receivable	(729)	(1,487)
Deferred tax expense (benefit)	2,400	1,585
Change in accrued interest receivable and other assets	7,000	4,186
Accretion of purchase accounting adjustment on time deposits	(821)	-
Change in accrued interest payable and other liabilities	(7,033)	(615)
Stock based compensation	1,469	611
Net cash provided by operating activities	27,100	24,495
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	148,429	68,122
Proceeds from sales of securities available-for-sale	3,303	8,202
Purchases of securities available-for-sale	(301,129)	(162,663)
Proceeds from sales of FHLBC/FRBC stock	1,561	-
Purchases of FHLBC/FRBC stock	(8,717)	-
Net change in loans	(199,955)	133,357
Proceeds from sales of other real estate owned, net of participations and improvements	845	565
Proceeds from disposition of fixed assets	7,490	-
Net purchases of premises and equipment	(1,526)	(595)
Net cash used in investing activities	(349,699)	46,988
Cash flows from financing activities
Net change in deposits	(122,556)	144,928
Net change in securities sold under repurchase agreements	(12,738)	1,586
Issuance of subordinated debentures, net of issuance costs	-	59,147
Repayment of term note	(2,000)	(2,000)
Net change in notes payable and other borrowings, excluding term note	(6,056)	(157)
Dividends paid on common stock	(4,423)	(1,742)
Purchase of treasury stock	(400)	(10,388)
Net cash provided by financing activities	(148,173)	191,374
Net change in cash and cash equivalents	(470,772)	262,857
Cash and cash equivalents at beginning of period	752,107	329,903
Cash and cash equivalents at end of period	$281,335	$592,760

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, March 31, 2021	$34,957	$120,075	$248,165	$13,266	$(105,350)	$311,113
Net income			8,820			8,820
Other comprehensive income, net of tax				1,167		1,167
Dividends declared and paid, ($0.05 per share)			(1,449)			(1,449)
Stock based compensation		497				497
Purchase of treasury stock from stock repurchase program					(4,210)	(4,210)
Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,433	$(109,560)	$315,938

Balance, March 31, 2022	$44,705	$203,190	$261,807	$(37,484)	$(5,900)	$466,318
Net income			12,247			12,247
Other comprehensive loss, net of tax				(27,760)		(27,760)
Dividends declared and paid, ($0.05 per share)			(2,223)			(2,223)
Vesting of restricted stock		(2,630)			2,630	-
Stock based compensation		722				722
Purchase of treasury stock from taxes withheld on stock awards					(400)	(400)
Balance, June 30, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904

For the Six Months Ended
Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			20,699			20,699
Other comprehensive loss, net of tax				(329)		(329)
Dividends declared and paid, ($0.06 per share)			(1,742)			(1,742)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		611				611
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(9,811)	(9,811)
Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,433	$(109,560)	$315,938

Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			24,267			24,267
Other comprehensive loss, net of tax				(74,012)		(74,012)
Dividends declared and paid, ($0.10 per share)			(4,447)			(4,447)
Vesting of restricted stock		(2,630)			2,630	-
Stock based compensation		1,469				1,469
Purchase of treasury stock from taxes withheld on stock awards					(400)	(400)
Balance, June 30, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2021.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2022-01 –  On March 28, 2022, the FASB issued ASU 2022-01”Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.”  ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, and also interim periods within those fiscal years.   Early adoption is permitted if an entity has adopted ASU No. 2017-12 concurrently or prior.   The goal of this new hedging standard is to better align the economic results of risk management activities with hedge accounting, by allowing multiple layers of a single closed portfolio to be hedged, as compared to the single-layer, or last of layer method, allowed with the adoption of ASU 2017-12.

The Company is currently reviewing ASU 2022-01 for the impact to derivative measurement and disclosures, and will assess any revisions needed for reporting purposes in the next few quarters.  We anticipate adopting ASU 2022-01 no later than January 1, 2023.

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

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the second quarter of 2022, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On July 19, 2022, our Board of Directors declared a cash dividend of $0.05 per share payable on August 8, 2022, to stockholders of record as of July 29, 2022; dividends of $2.2 million are scheduled to be paid to stockholders on August 8, 2022.

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

The acquisition of West Suburban was accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at December 1, 2021. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments. Accordingly, these estimated fair values are considered preliminary as of June 30, 2022, and are subject to adjustment for up to one year after December 1, 2021. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, and (ii) changes in goodwill as a result of the net effect of any adjustments.  No adjustments were identified during the quarter ended June 30, 2022.  None of the $67.7 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the preliminary purchase price allocation as of the December 1, 2021 closing date of the merger for the estimated fair value of the assets acquired and liabilities assumed, as recorded by the Company.

West Suburban Acquisition Summary
As of Date of Acquisition

December 1, 2021
Assets
Cash and due from banks	$16,794
Interest bearing deposits with financial institutions	232,880
Securities available-for-sale and held-to maturity, at fair value	1,067,517
FHLBC stock	3,340
Loans, net of allowance for credit losses Day One PCD loan adjustment	1,500,974
Premises and equipment	47,456
Other real estate owned	5,552
Core deposit intangible	14,772
Deferred tax assets	2,093
Other assets	52,710
Total assets	$2,944,088

Liabilities
Noninterest bearing demand	$1,070,980
Savings, NOW and money market	1,408,051
Time	215,205
Total deposits	2,694,236
Reserve for unfunded commitments	1,787
Other liabilities	20,629
Total liabilities	2,716,652

Cash consideration paid	100,679
Stock issued for acquisition	194,484
Total Liabilities Assumed and Cash and Stock Consideration Paid for Acquisition	$3,011,815
Goodwill	$67,727

Expenses related to the West Suburban acquisition totaled $3.3 million and $8.9 million for the three month and six month periods ended June 30, 2022 respectively, and $13.2 million during the year ended December 31, 2021, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

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

The following table presents the carrying amount of all acquired loans as of June 30, 2022 and December 21, 2021, including loans that, as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”):

Acquired Loan Detail	As of June 30, 2022			As of December 31, 2021
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
West Suburban acquired loans	$80,224	$1,220,474	$1,300,698	$102,409	$1,418,752	$1,521,161
ABC Bank acquired loans	2,125	47,518	49,643	4,547	64,236	68,783
Talmer Bank acquired loans	-	44,034	44,034	-	45,858	45,858
Total acquired loans net book value	$82,349	$1,312,026	$1,394,375	$106,956	$1,528,846	$1,635,802
Accretion recorded on acquired loans year to date	$566	$3,342	$3,908	$401	$565	$966

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $5.5 million at June 30, 2022, and $7.1 million at December 31, 2021.  FRBC stock was recorded at $14.9 million at June 30, 2022, and $6.2 million at December 31, 2021.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$223,768	$-	$(8,948)	$214,820
U.S. government agencies	61,673	-	(3,777)	57,896
U.S. government agencies mortgage-backed	152,583	-	(10,747)	141,836
States and political subdivisions	244,864	912	(12,124)	233,652
Corporate bonds	10,000	-	(457)	9,543
Collateralized mortgage obligations	681,539	31	(40,072)	641,498
Asset-backed securities	268,682	87	(9,147)	259,622
Collateralized loan obligations	181,116	-	(5,567)	175,549
Total securities available-for-sale	$1,824,225	$1,030	$(90,839)	$1,734,416

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$202,251	$125	$(37)	$202,339
U.S. government agencies	62,587	-	(699)	61,888
U.S. government agencies mortgage-backed	172,016	856	(570)	172,302
States and political subdivisions	241,937	16,344	(672)	257,609
Corporate bonds	10,000	-	(113)	9,887
Collateralized mortgage obligations	673,238	2,014	(2,285)	672,967
Asset-backed securities	236,293	1,245	(661)	236,877
Collateralized loan obligations	79,838	3	(78)	79,763
Total securities available-for-sale	$1,678,160	$20,587	$(5,115)	$1,693,632

1 Excludes accrued interest receivable of $5.5 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2022, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$8,229	1.15%	$8,017
Due after one year through five years	304,142	1.05	291,151
Due after five years through ten years	44,642	2.52	41,310
Due after ten years	183,292	3.00	175,433
	540,305	1.83	515,911
Mortgage-backed and collateralized mortgage obligations	834,122	1.81	783,334
Asset-backed securities	268,682	2.17	259,622
Collateralized loan obligations	181,116	3.10	175,549
Total securities available-for-sale	$1,824,225	2.00%	$1,734,416

At June 30, 2022, the Company’s investments included $216.4 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $20.3 million, or 9.29%, of outstanding principal.

At June 30, 2022, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	5	$8,948	$214,820	-	$-	$-	5	$8,948	$214,820
U.S. government agencies	5	3,691	53,781	4	86	4,116	9	3,777	57,897
U.S. government agencies mortgage-backed	127	9,681	136,686	6	1,066	5,149	133	10,747	141,835
States and political subdivisions	36	10,463	119,482	1	1,661	2,941	37	12,124	122,423
Corporate bonds	2	457	9,543	-	-	-	2	457	9,543
Collateralized mortgage obligations	221	38,780	617,153	2	1,292	12,739	223	40,072	629,892
Asset-backed securities	48	8,853	236,143	5	294	6,956	53	9,147	243,099
Collateralized loan obligations	32	5,378	165,068	2	189	10,481	34	5,567	175,549
Total securities available-for-sale	476	$86,251	$1,552,676	20	$4,588	$42,382	496	$90,839	$1,595,058

	Less than 12 months			12 months or more
December 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$37	$49,719	-	$-	$-	1	$37	$49,719
U.S. government agencies	5	592	56,879	4	107	5,008	9	699	61,887
U.S. government agencies mortgage-backed	63	505	78,711	1	65	1,663	64	570	80,374
States and political subdivisions	7	55	8,430	1	617	4,051	8	672	12,481
Corporate bonds	2	113	9,887	-	-	-	2	113	9,887
Collateralized mortgage obligations	133	2,285	381,658	-	-	-	133	2,285	381,658
Asset-backed securities	20	608	103,819	3	53	3,276	23	661	107,095
Collateralized loan obligations	10	35	45,132	2	43	10,628	12	78	55,760
Total securities available-for-sale	241	$4,230	$734,235	11	$885	$24,626	252	$5,115	$758,861

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of June 30, 2022, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the second quarter of 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2022	2021	2022	2021
Proceeds from sales of securities	$3,303	$8,202	$3,303	$8,202
Gross realized gains on securities	$-	$5	$-	$5
Gross realized losses on securities	(33)	(3)	(33)	(3)
Net realized (losses) gains	$(33)	$2	$(33)	$2
Income tax benefit (expense) on net realized (losses) gains	$9	$(1)	$9	$(1)

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Effective tax rate applied	27.3%	N/M	%	27.3%	N/M	%

As of June 30, 2022, securities valued at $511.4 million were pledged to secure deposits and borrowings, and for other purposes, an increase from $501.3 million of securities pledged at year-end 2021.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2022	December 31, 2021
Commercial [1]	$806,725	$771,474
Leases	230,677	176,031
Commercial real estate – Investor	1,076,678	957,389
Commercial real estate – Owner occupied	627,898	574,384
Construction	170,037	206,132
Residential real estate – Investor	61,220	63,399
Residential real estate – Owner occupied	207,836	213,248
Multifamily	310,706	309,164
HELOC	111,072	115,664
HELOC – Purchased	9,066	10,626
Other [2]	13,155	23,293
Total loans	3,625,070	3,420,804
Allowance for credit losses on loans	(45,388)	(44,281)
Net loans[3]	$3,579,682	$3,376,523

1 Includes $3.5 million and $38.4 million of Paycheck Protection Program (“PPP”) loans at June 30, 2022 and December 31, 2021, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $11.0 million and $9.2 million at June 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 71.0% and 71.6% of the portfolio at June 30, 2022, and December 31, 2021, respectively, and include a mix of owner and non-owner occupied, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and six months ended June 30, 2022 and 2021:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2022
Commercial	$12,576	$1,582	$52	$8	$14,114
Leases	2,573	(837)	-	-	1,736
Commercial real estate – Investor	15,559	(1,400)	243	18	13,934
Commercial real estate – Owner occupied	3,270	3,703	-	7	6,980
Construction	2,858	(1,323)	-	-	1,535
Residential real estate – Investor	703	(47)	-	5	661
Residential real estate – Owner occupied	1,950	(103)	-	22	1,869
Multifamily	2,977	(543)	-	-	2,434
HELOC	1,594	(158)	-	31	1,467
HELOC – Purchased	81	(6)	-	-	75
Other	167	462	91	45	583
	$44,308	$1,330	$386	$136	$45,388

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Six months ended June 30, 2022
Commercial	$11,751	$2,407	$82	$38	$14,114
Leases	3,480	(1,744)	-	-	1,736
Commercial real estate - Investor	13,093	1,280	480	41	13,934
Commercial real estate - Owner occupied	2,615	4,471	121	15	6,980
Construction	3,373	(1,838)	-	-	1,535
Residential real estate - Investor	760	(114)	-	15	661
Residential real estate - Owner occupied	2,832	(1,068)	-	105	1,869
Multifamily	3,675	(1,241)	-	-	2,434
HELOC	2,379	(979)	-	67	1,467
HELOC - Purchased	131	(56)	-	-	75
Other	192	532	217	76	583
	$44,281	$1,650	$900	$357	$45,388

		(Release of)
	Beginning	Provision for			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2021
Commercial	$3,276	$(485)	$207	$17	$2,601
Leases	3,382	34	28	-	3,388
Commercial real estate – Investor	7,908	2,509	-	20	10,437
Commercial real estate – Owner occupied	1,722	(615)	31	10	1,086
Construction	3,719	(671)	-	-	3,048
Residential real estate – Investor	1,803	(838)	-	10	975
Residential real estate – Owner occupied	2,528	(723)	-	61	1,866
Multifamily	4,265	(999)	-	-	3,266
HELOC	1,713	(181)	5	77	1,604
HELOC – Purchased	295	(66)	-	-	229
Other	356	(228)	30	41	139
	$30,967	$(2,263)	$301	$236	$28,639

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		(Release of)
Allowance for credit losses	Beginning	Provision for			Ending
Six months ended June 30, 2021	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$2,812	$(39)	$209	$37	$2,601
Leases	3,888	(472)	28	-	3,388
Commercial real estate – Investor	9,205	1,192	-	40	10,437
Commercial real estate – Owner occupied	2,251	(1,349)	34	218	1,086
Construction	4,054	(1,006)	-	-	3,048
Residential real estate – Investor	1,740	(1,041)	-	276	975
Residential real estate – Owner occupied	2,714	(958)	-	110	1,866
Multifamily	3,625	(359)	-	-	3,266
HELOC	1,749	(229)	17	101	1,604
HELOC – Purchased	199	30	-	-	229
Other	1,618	(1,502)	55	78	139
	$33,855	$(5,733)	$343	$860	$28,639

The ACL on loans excludes $3.4 million, $4.5 million and $2.2 million of allowance for unfunded commitments as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of June 30, 2022 and December 31, 2021 excludes the purchase accounting adjustment of $1.3 million and $1.7 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2022 and December 31, 2021:

		Accounts				ACL
June 30, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$907	$9,067	$-	$1,091	$11,065	$2,610
Leases	-	-	2,002	-	2,002	323
Commercial real estate – Investor	5,293	-	-	-	5,293	-
Commercial real estate – Owner occupied	22,597	-	-	2,450	25,047	4,228
Construction	150	-	-	-	150	-
Residential real estate – Investor	965	-	-	-	965	-
Residential real estate – Owner occupied	3,112	-	-	-	3,112	254
Multifamily	1,010	-	-	-	1,010	-
HELOC	1,967	-	-	-	1,967	-
HELOC – Purchased	171	-	-	-	171	-
Other	-	-	-	-	-	-
Total	$36,172	$9,067	$2,002	$3,541	$50,782	$7,415

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,986	$9,901	$-	$-	$11,887	$2,677
Leases	-	-	3,249	505	3,754	811
Commercial real estate – Investor	5,693	-	-	-	5,693	-
Commercial real estate – Owner occupied	9,147	-	-	2,490	11,637	362
Construction	2,104	-	-	-	2,104	992
Residential real estate – Investor	925	-	-	-	925	-
Residential real estate – Owner occupied	4,271	-	-	-	4,271	276
Multifamily	1,845	-	-	-	1,845	75
HELOC	826	-	-	-	826	190
HELOC – Purchased	180	-	-	-	180	-
Other	-	-	-	7	7	4
Total	$26,977	$9,901	$3,249	$3,002	$43,129	$5,387

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,093	$1,628	$2,134	$4,855	$801,870	$806,725	$979
Leases	-	-	1,508	1,508	229,169	230,677	-
Commercial real estate - Investor	17,732	3,489	3,143	24,364	1,052,314	1,076,678	3,150
Commercial real estate - Owner occupied	116	3,127	3,055	6,298	621,600	627,898	1,107
Construction	-	-	-	-	170,037	170,037	-
Residential real estate - Investor	-	69	1,011	1,080	60,140	61,220	38
Residential real estate - Owner occupied	2,365	717	2,149	5,231	202,605	207,836	-
Multifamily	985	-	-	985	309,721	310,706	-
HELOC	322	51	392	765	110,307	111,072	-
HELOC - Purchased	-	-	171	171	8,895	9,066	-
Other	607	-	-	607	12,548	13,155	-
Total	$23,220	$9,081	$13,563	$45,864	$3,579,206	$3,625,070	$5,274

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2021 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,407	$1,413	$1,828	$6,648	$764,826	$771,474	$1,396
Leases	125	-	1,571	1,696	174,335	176,031	-
Commercial real estate – Investor	-	267	1,107	1,374	956,015	957,389	-
Commercial real estate – Owner occupied	2,324	500	4,848	7,672	566,712	574,384	1,594
Construction	854	-	-	854	205,278	206,132	-
Residential real estate – Investor	395	470	792	1,657	61,742	63,399	23
Residential real estate – Owner occupied	1,994	591	3,077	5,662	207,586	213,248	97
Multifamily	-	1,046	-	1,046	308,118	309,164	-
HELOC	193	23	218	434	115,230	115,664	-
HELOC – Purchased	-	-	180	180	10,446	10,626	-
Other	50	46	23	119	23,174	23,293	-
Total	$9,342	$4,356	$13,644	$27,342	$3,393,462	$3,420,804	$3,110

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

The table presents all nonaccrual loans as of June 30, 2022, and December 31, 2021:

Nonaccrual loan detail	June 30, 2022	With no ACL	December 31, 2021	With no ACL
Commercial	$10,621	$2,354	$11,894	$9,217
Leases	2,005	235	3,754	2,943
Commercial real estate - Investor	5,174	5,174	5,694	5,694
Commercial real estate - Owner occupied	9,563	6,975	11,637	11,205
Construction	150	150	160	160
Residential real estate - Investor	1,054	1,054	876	876
Residential real estate - Owner occupied	3,642	3,388	4,898	4,622
Multifamily	907	907	1,573	1,573
HELOC	2,422	2,422	862	672
HELOC - Purchased	171	171	180	180
Other	3	3	3	3
Total	$35,712	$22,833	$41,531	$37,145

The Company recognized $35,000 of interest on nonaccrual loans during the six months ended June 30, 2022.

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

Credit quality indicators by loan segment and loan origination date at June 30, 2022 were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Revolving
								Loans
								Converted
							Revolving	To Term
	2022	2021	2020	2019	2018	Prior	Loans	Loans	Total
Commercial
Pass	$101,846	$84,311	$34,286	$16,069	$13,178	$32,438	$468,212	$-	$750,340
Special Mention	88	15,326	1,394	3,160	-	-	4,840	-	24,808
Substandard	8,825	3,594	3,309	13,395	22	60	2,372	-	31,577
Total commercial	110,759	103,231	38,989	32,624	13,200	32,498	475,424	-	806,725

Leases
Pass	85,782	74,574	$34,929	24,334	7,054	1,713	-	-	228,386
Special Mention	-	-	-	286	-	-	-	-	286
Substandard	-	-	-	1,770	-	235	-	-	2,005
Total leases	85,782	74,574	34,929	26,390	7,054	1,948	-	-	230,677

Commercial real estate – investor
Pass	245,689	310,869	185,655	83,699	52,267	85,785	19,968	-	983,932
Special Mention	-	4,955	28,904	28,480	-	-	-	-	62,339
Substandard	-	3,979	-	23,240	-	3,188	-	-	30,407
Total commercial real estate – investor	245,689	319,803	214,559	135,419	52,267	88,973	19,968	-	1,076,678

Commercial real estate – owner occupied
Pass	71,396	178,903	97,521	63,526	53,156	107,040	1,640	-	573,182
Special Mention	8,405	-	8,766	8,830	-	-	-	-	26,001
Substandard	207	22,345	1,196	1,679	-	3,288	-	-	28,715
Total commercial real estate – owner occupied	80,008	201,248	107,483	74,035	53,156	110,328	1,640	-	627,898

Construction
Pass	21,503	70,850	49,606	2,596	2,828	1,678	2,806	-	151,867
Special Mention	-	1,497	5,224	10,211	-	-	-	-	16,932
Substandard	1,238	-	-	-	-	-	-	-	1,238
Total construction	22,741	72,347	54,830	12,807	2,828	1,678	2,806	-	170,037

Residential real estate – investor
Pass	12,597	11,037	7,308	9,722	5,623	12,613	1,074	-	59,974
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	506	191	549	-	-	1,246
Total residential real estate – investor	12,597	11,037	7,308	10,228	5,814	13,162	1,074	-	61,220

Residential real estate – owner occupied
Pass	2,524	45,874	29,768	16,812	13,000	94,011	1,446	-	203,435
Special Mention	-	616	-	-	-	-	-	-	616
Substandard	-	254	241	712	132	2,446	-	-	3,785
Total residential real estate – owner occupied	2,524	46,744	30,009	17,524	13,132	96,457	1,446	-	207,836

Multifamily
Pass	56,793	109,808	43,793	28,315	54,875	8,868	54	-	302,506
Special Mention	-	-	-	6,864	-	-	-	-	6,864
Substandard	429	-	-	-	621	286	-	-	1,336
Total multifamily	57,222	109,808	43,793	35,179	55,496	9,154	54	-	310,706

HELOC
Pass	225	365	537	1,617	679	2,822	102,036	-	108,281
Special Mention	-	-	-	110	-	-	-	-	110
Substandard	-	378	1,010	31	71	873	318	-	2,681
Total HELOC	225	743	1,547	1,758	750	3,695	102,354	-	111,072

HELOC – purchased

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Pass	-	-	-	-	-	-	8,894	-	8,894
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	172	-	-	172
Total HELOC – purchased	-	-	-	-	-	172	8,894	-	9,066

Other
Pass	1,467	3,900	608	281	88	1,263	5,546	-	13,153
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2	-	-	-	-	-	2
Total other	1,467	3,900	610	281	88	1,263	5,546	-	13,155

Total loans
Pass	599,822	890,491	484,011	246,971	202,748	348,231	611,676	-	3,383,950
Special Mention	8,493	22,394	44,288	57,941	-	-	4,840	-	137,956
Substandard	10,699	30,550	5,758	41,333	1,037	11,097	2,690	-	103,164
Total loans	$619,014	$943,435	$534,057	$346,245	$203,785	$359,328	$619,206	$-	$3,625,070

Credit quality indicators by loan segment and loan origination date at December 31, 2021, were as follows:

								Revolving
								Loans
								Converted
							Revolving	To Term
	2021	2020	2019	2018	2017	Prior	Loans	Loans	Total
Commercial
Pass	$192,258	$50,638	$38,614	$28,177	$5,176	$10,945	$408,394	$30	$734,232
Special Mention	44	84	694	-	-	-	3,708	-	4,530
Substandard	9,498	4,048	14,121	326	-	75	4,644	-	32,712
Total commercial	201,800	54,770	53,429	28,503	5,176	11,020	416,746	30	771,474

Leases
Pass	83,402	44,129	$32,259	8,950	1,170	2,367	-	-	172,277
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2,834	623	-	297	-	-	3,754
Total leases	83,402	44,129	35,093	9,573	1,170	2,664	-	-	176,031

Commercial real estate – Investor
Pass	315,247	233,964	147,511	85,049	64,810	55,523	18,602	-	920,706
Special Mention	15,466	-	10,550	-	-	-	-	-	26,016
Substandard	2,238	2,378	451	181	3,612	1,807	-	-	10,667
Total commercial real estate – investor	332,951	236,342	158,512	85,230	68,422	57,330	18,602	-	957,389

Commercial real estate – Owner occupied
Pass	220,324	96,607	61,511	60,915	54,236	59,887	2,522	-	556,002
Special Mention	-	-	2,953	-	-	-	-	-	2,953
Substandard	8,318	942	1,686	-	1,251	3,232	-	-	15,429
Total commercial real estate – owner occupied	228,642	97,549	66,150	60,915	55,487	63,119	2,522	-	574,384

Construction
Pass	88,620	65,629	37,169	2,727	477	1,193	1,143	-	196,958
Special Mention	-	2,138	4,932	-	-	-	-	-	7,070
Substandard	160	-	-	1,944	-	-	-	-	2,104
Total construction	88,780	67,767	42,101	4,671	477	1,193	1,143	-	206,132

Residential real estate – Investor
Pass	13,371	9,758	13,084	6,392	7,059	10,602	1,868	-	62,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	121	144	-	197	385	418	-	-	1,265
Total residential real estate – investor	13,492	9,902	13,084	6,589	7,444	11,020	1,868	-	63,399

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Residential real estate – Owner occupied
Pass	48,009	31,912	20,990	13,304	30,562	60,661	2,052	-	207,490
Special Mention	659	-	-	-	-	-	-	-	659
Substandard	322	183	6	1,219	176	3,193	-	-	5,099
Total residential real estate – owner occupied	48,990	32,095	20,996	14,523	30,738	63,854	2,052	-	213,248

Multifamily
Pass	109,175	71,748	39,293	61,190	11,399	7,117	64	-	299,986
Special Mention	-	-	6,900	-	-	-	-	-	6,900
Substandard	433	-	-	1,543	302	-	-	-	2,278
Total multifamily	109,608	71,748	46,193	62,733	11,701	7,117	64	-	309,164

HELOC
Pass	907	2,091	2,131	805	1,667	1,869	104,843	-	114,313
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	-	-	17	12	196	1,018	-	1,243
Total HELOC	907	2,091	2,131	822	1,679	2,065	105,969	-	115,664

HELOC – Purchased
Pass	-	-	-	-	-	10,446	-	-	10,446
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	180	-	-	180
Total HELOC – purchased	-	-	-	-	-	10,626	-	-	10,626

Other
Pass	8,659	1,099	437	254	1,414	4,214	7,206	-	23,283
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3	-	7	-	-	-	-	10
Total other	8,659	1,102	437	261	1,414	4,214	7,206	-	23,293

Total loans
Pass	1,079,972	607,575	392,999	267,763	177,970	224,824	546,694	30	3,297,827
Special Mention	16,169	2,222	26,029	-	-	-	3,816	-	48,236
Substandard	21,090	7,698	19,098	6,057	5,738	9,398	5,662	-	74,741
Total loans	$1,117,231	$617,495	$438,126	$273,820	$183,708	$234,222	$556,172	$30	$3,420,804

The Company had $659,000 and $488,000 in residential real estate loans in the process of foreclosure as of June 30, 2022, and December 31, 2021, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were two TDR loan modifications for an aggregate of $41,000 for the three months ended June 30, 2022 and three TDR loan modifications for an aggregate of $1.1 million for the six months ended June 30, 2022.  There was no TDR activity for the three and six months ended June 30, 2021.  TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended June 30, 2022, and June 30, 2021, for loans that were restructured within the prior 12 month period.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2022	2021	2022	2021
Balance at beginning of period	$2,374	$2,163	$2,356	$2,474
Property additions, net of acquisition adjustments	-	-	87	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	646	225	715	530
Period valuation write-down	104	61	104	67
Balance at end of period	$1,624	$1,877	$1,624	$1,877

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,179	$1,649	$1,179	$1,643
(Release of) provision for unrealized losses	104	61	104	67
Reductions taken on sales	(363)	(414)	(363)	(414)
Balance at end of period	$920	$1,296	$920	$1,296

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain on sales, net	$(81)	$(15)	$(130)	$(35)
(Release of) provision for unrealized losses	104	61	104	67
Operating expenses	64	31	101	85
Less:
Lease revenue	-	-	-	4
Net OREO expense	$87	$77	$75	$113

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2022	December 31, 2021
Noninterest bearing demand	$2,078,272	$2,093,494
Savings	1,199,027	1,178,575
NOW accounts	609,558	587,381
Money market accounts	994,616	1,102,972
Certificates of deposit of less than $100,000	268,723	296,298
Certificates of deposit of $100,000 through $250,000	140,266	138,794
Certificates of deposit of more than $250,000	52,393	68,718
Total deposits	$5,342,855	$5,466,232

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2022, and December 31, 2021.  Junior subordinated debentures are discussed in more detail in Note 8:

	June 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$37,599	$50,337
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,254	59,212
Senior notes	44,533	44,480
Notes payable and other borrowings	11,000	19,074
Total borrowings	$178,159	$198,876

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $37.6 million at June 30, 2022, and $50.3 million at December 31, 2021.  The fair value of the pledged collateral was $102.6 million at June 30, 2022, and $113.0 million at December 31, 2021.  At June 30, 2022, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2022, and December 31, 2021, the Bank had no short-term advances outstanding under the FHLBC.  The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018.  The remaining balance of $5.9 million was paid off in full during the second quarter of 2022. FHLB stock held as of  June 30, 2022 was valued at $5.5 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $820.3 million, which carried a FHLBC-calculated combined collateral value of $559.3 million.  The Company had excess collateral of $479.3 million available to secure borrowings at June 30, 2022.

The Company also had $44.5 million of senior notes outstanding, net of deferred issuance costs, as of June 30, 2022 and December 31, 2021.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of June 30, 2022, and December 31, 2021, unamortized debt issuance costs related to the senior notes were $467,000 and $520,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

On February 24, 2020, the Company originated a $20.0 million term note, of which $11.0 million is outstanding as of June 30, 2022, with a correspondent bank. The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

In the second quarter of 2021, we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 273 basis points, payable quarterly in arrears. As of June 30, 2022, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.42% and 4.41% for the quarters ended June 30, 2022 and June 30, 2021, respectively.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2022, and December 31, 2021, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2022, 1,176,029 shares remained available for issuance under the 2019 Plan

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all stock options and SARs then held by the participant will become fully exercisable immediately if, and all stock awards and cash incentive awards will

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a  termination of service without cause  or for good reason  following the change in control.  Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

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

There were 264,589 and 222,964 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2022 and June 30, 2021, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the Plan was $1.5 million in the first six months of 2022 and $644,000 for the first six months of 2021.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2022, is as follows:

	June 30, 2022
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	540,306	$12.04
Granted	264,589	14.25
Vested	(128,516)	12.81
Forfeited	(17,144)	12.49
Unvested at June 30	659,235	$12.77

Total unrecognized compensation cost of restricted awards was $5.2 million as of June 30, 2022, which is expected to be recognized over a weighted-average period of 2.20 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Weighted-average common shares outstanding	44,499,395	28,849,015	44,480,326	29,036,354
Net income	$12,247	$8,820	$24,267	$20,699
Basic earnings per share	$0.28	$0.30	$0.55	$0.71

Diluted earnings per share:
Weighted-average common shares outstanding	44,499,395	28,849,015	44,480,326	29,036,354
Dilutive effect of unvested restricted awards [1]	747,341	518,457	724,134	538,608
Diluted average common shares outstanding	45,246,736	29,367,472	45,204,460	29,574,962

Net Income	$12,247	$8,820	$24,267	$20,699
Diluted earnings per share	$0.27	$0.30	$0.54	$0.70

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2022, the Bank exceeded those thresholds.

At June 30, 2022, the Bank’s Tier 1 capital leverage ratio was 8.94%, a decrease of 64 basis points from December 31, 2021, but is above the 8.00% objective.  The Bank’s total capital ratio was 13.25%, a decrease of 21 basis points from December 31, 2021, but also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2022, and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$415,443	9.35%	$311,027	7.00%	N/A	N/A
Old Second Bank	543,518	12.24	310,835	7.00	$288,633	6.50%
Total capital to risk weighted assets
Consolidated	545,284	12.27	466,624	10.50	N/A	N/A
Old Second Bank	588,359	13.25	466,247	10.50	444,045	10.00
Tier 1 capital to risk weighted assets
Consolidated	440,443	9.91	377,777	8.50	N/A	N/A
Old Second Bank	543,518	12.24	377,443	8.50	355,241	8.00
Tier 1 capital to average assets
Consolidated	440,443	7.24	243,339	4.00	N/A	N/A
Old Second Bank	543,518	8.94	243,185	4.00	303,981	5.00

December 31, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$394,421	9.46%	$291,855	7.00%	N/A	N/A
Old Second Bank	514,992	12.41	290,487	7.00	$269,738	6.50%
Total capital to risk weighted assets
Consolidated	522,932	12.55	437,513	10.50	N/A	N/A
Old Second Bank	558,503	13.46	435,682	10.50	414,935	10.00
Tier 1 capital to risk weighted assets
Consolidated	419,421	10.06	354,382	8.50	N/A	N/A
Old Second Bank	514,992	12.41	352,734	8.50	331,985	8.00
Tier 1 capital to average assets
Consolidated	419,421	7.81	214,812	4.00	N/A	N/A
Old Second Bank	514,992	9.58	215,028	4.00	268,785	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of June 30, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of June 30, 2022, the Bank had capacity to pay dividends of $11.1 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules that came into effect January 1, 2015, and were fully phased in as of January 1, 2019, the Bank must keep a capital conservation buffer of 2.50% above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At June 30, 2022 and 2021, there were no transfers between levels.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2022, and December 31, 2021, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$214,820	$-	$-	$214,820
U.S. government agencies	-	57,896	-	57,896
U.S. government agencies mortgage-backed	-	141,836	-	141,836
States and political subdivisions	-	220,564	13,088	233,652
Corporate bonds	-	9,543	-	9,543
Collateralized mortgage obligations	-	641,498	-	641,498
Asset-backed securities	-	259,622	-	259,622
Collateralized loan obligations	-	175,549	-	175,549
Loans held-for-sale	-	1,707	-	1,707
Credit card portfolio, reported in other assets	-	4,956	-	4,956
Mortgage servicing rights	-	-	10,722	10,722
Interest rate swap agreements	-	2,770	-	2,770
Mortgage banking derivatives	-	153	-	153
Total	$214,820	$1,516,094	$23,810	$1,754,724

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$3,580	$-	$3,580
Total	$-	$3,580	$-	$3,580

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$202,339	$-	$-	$202,339
U.S. government agencies	-	61,888	-	61,888
U.S. government agencies mortgage-backed	-	172,302	-	172,302
States and political subdivisions	-	242,373	15,236	257,609
Corporate bonds	-	9,887	-	9,887
Collateralized mortgage obligations	-	672,967	-	672,967
Asset-backed securities	-	236,877	-	236,877
Collateralized loan obligations	-	79,763	-	79,763
Loans held-for-sale	-	4,737	-	4,737
Mortgage servicing rights	-	-	7,097	7,097
Interest rate swap agreements	-	3,494	-	3,494
Mortgage banking derivatives	-	508	-	508
Total	$202,339	$1,484,796	$22,333	$1,709,468

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$6,809	$-	$6,809
Total	$-	$6,809	$-	$6,809

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$15,236	$7,097
Total gains or losses
Included in earnings	(65)	3,630
Included in other comprehensive loss	(1,562)	-
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	-	565
Settlements	(521)	(570)
Ending balance June 30, 2022	$13,088	$10,722

	Six Months Ended June 30, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(6)	734
Included in other comprehensive income	735	-
Purchases, issuances, sales, and settlements
Purchases	220	-
Issuances	-	963
Settlements	(277)	(654)
Ending balance June 30, 2021	$4,991	$5,267

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$10,722	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	4.9 - 14.7%	6.3%

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

In addition to the above, Level 3 fair value measurement included $13.1 million for state and political subdivisions representing various local municipality securities at June 30, 2022.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2021, was $5.0 million.  These securities were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$28,200	$28,200
Other real estate owned, net[2]	-	-	1,624	1,624
Total	$-	$-	$29,824	$29,824

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $42.4 million and a valuation allowance of $14.2 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $8.8 million for the six months ended June 30, 2022.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.6 million at June 30, 2022, which is made up of the outstanding balance of $2.7 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $920,000.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value. The fair value of loans and leases at June 30, 2022 and December 31, 2021, was estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$53,295	$53,295	$53,295	$-	$-
Interest earning deposits with financial institutions	228,040	228,040	228,040	-	-
Securities available-for-sale	1,734,416	1,734,416	214,820	1,506,508	13,088
FHLBC and FRBC stock	20,413	20,413	-	20,413	-
Loans held-for-sale	1,707	1,707	-	1,707	-
Credit card portfolio, reported in other assets	4,956	4,956	-	4,956	-
Net loans	3,579,682	3,491,324	-	-	3,491,324
Mortgage servicing rights	10,722	10,722	-	-	10,722
Interest rate swap agreements	2,770	2,770	-	2,770	-
Interest rate lock commitments and forward contracts	153	153	-	153	-
Interest receivable on securities and loans	16,495	16,495	-	16,495	-

Financial liabilities:
Noninterest bearing deposits	$2,078,272	$2,078,272	$2,078,272	$-	$-
Interest bearing deposits	3,264,583	3,254,995	-	3,254,995	-
Securities sold under repurchase agreements	37,599	37,599	-	37,599	-
Junior subordinated debentures	25,773	22,938	-	22,938	-
Subordinated debentures	59,254	55,054	-	55,054	-
Senior notes	44,533	44,465	44,465	-	-
Note payable and other borrowings	11,000	10,950	-	10,950	-
Interest rate swap agreements	3,576	3,576	-	3,576	-
Interest payable on deposits and borrowings	1,359	1,359	-	1,359	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,565	$38,565	$38,565	$-	$-
Interest earning deposits with financial institutions	713,542	713,542	713,542	-	-
Securities available-for-sale	1,693,632	1,693,632	202,339	1,476,057	15,236
FHLBC and FRBC stock	13,257	13,257	-	13,257	-
Loans held-for-sale	4,737	4,737	-	4,737	-
Net loans	3,376,523	3,407,596	-	-	3,407,596
Mortgage servicing rights	7,097	7,097	-	-	7,097
Interest rate swap agreements	3,494	3,494	-	3,494	-
Interest rate lock commitments and forward contracts	508	508	-	508	-
Interest receivable on securities and loans	13,431	13,431	-	13,431	-

Financial liabilities:
Noninterest bearing deposits	$2,093,494	$2,093,494	$2,093,494	$-	$-
Interest bearing deposits	3,372,738	3,375,930	-	3,375,930	-
Securities sold under repurchase agreements	50,377	50,377	-	50,377	-
Junior subordinated debentures	25,773	18,557	-	18,557	-
Subordinated debentures	59,212	60,111	-	60,111	-
Senior notes	44,480	44,480	44,480	-	-
Note payable and other borrowings	19,074	19,411	-	19,411	-
Interest rate swap agreements	6,788	6,788	-	6,788	-
Interest payable on deposits and borrowings	1,706	1,706	-	1,706	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $101,000 will be reclassified as an increase to interest income and an additional $117,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of June 30, 2022, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

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

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank held $3.0 million of cash collateral and $180,000 of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at June 30, 2022 and December 31, 2021, respectively.  The Bank had $1.8 million and $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity and no investment securities were required to be pledged to any correspondent financial institution at June 30, 2022 and December 31, 2021, respectively.  At June 30, 2022, the notional amount of non-hedging interest rate swaps was $147.8 million with a weighted average maturity of 3.6 years.  At December 31, 2021, the notional amount of non-hedging interest rate swaps was $165.0 million with a weighted average maturity of 3.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2022 and December 31, 2021.

Fair Value of Derivative Instruments

			June 30, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	952	Other Liabilities	1,759
Total derivatives designated as hedging instruments				952		1,759

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	24	147,754	Other Assets	1,817	Other Liabilities	1,817
Interest rate lock commitments and forward contracts	42	11,088	Other Assets	153	Other Liabilities	-
Other contracts	3	16,927	Other Assets	-	Other Liabilities	4
Total derivatives not designated as hedging instruments				1,970		1,821

			December 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	808	Other Liabilities	4,102
Total derivatives designated as hedging instruments				808		4,102

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	165,005	Other Assets	2,686	Other Liabilities	2,686
Interest rate lock commitments and forward contracts	87	34,414	Other Assets	508	Other Liabilities	-
Other contracts	3	17,173	Other Assets	-	Other Liabilities	21
Total derivatives not designated as hedging instruments				3,194		2,707

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $581,000 as of June 30, 2022, and $1.9 million as of June 30, 2021.  The amount of the loss reclassified from AOCI to interest expense on the income statement was $16,000 and $26,000 for the six months ended June 30, 2022, and June 30, 2021, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2022, and December 31, 2021.

The following table is a summary of letter of credit commitments:

	June 30, 2022			December 31, 2021
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5,504	$14,145	$19,649	$384	$17,474	$17,858
Commercial standby	-	-	-	-	-	-
Performance standby	8,085	7,613	15,698	456	14,907	15,363
	13,589	21,758	35,347	840	32,381	33,221
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$13,589	$21,825	$35,414	$840	$32,448	$33,288

Unused loan commitments:	$148,591	$701,707	$850,298	$84,225	$895,665	$979,890

As of June 30, 2022, the Company evaluated current market conditions, including any impacts related to COVID-19, market interest rate changes, and unused line of credit utilization trends during the second quarter of 2022, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $3.4 million, excluding a $1.3 million purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant decrease in the ACL for unfunded commitments of $1.0 million for the second quarter of 2022, compared to the prior quarter end, is primarily related to a $780,000 decrease in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization, as well as accretion of $223,000 to interest income of the purchase accounting adjustment.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, and our financial condition at June 30, 2022, compared to December 31, 2021.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2021.  The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2022 and 2021 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 51 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

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

As we continue to consolidate operations, five branches designated as held for sale with a net book value of $9.6 million are reported within fixed assets at June 30, 2022.  During the six months ended June 30, 2022, we sold five branches, resulting in $1.4 million of net gains on sale, after closing costs.

COVID-19 Update

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on the Company. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of June 30, 2022. While vaccine availability and uptake has increased, the longer term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company, although we expect to continue to be impacted by the pandemic throughout the remainder of 2022.

Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operations and financial condition.  For the year ended December 31, 2020, we determined it prudent to increase our allowance for credit losses to $33.9 million, driven by both our adoption of the Current Expected Credit Losses (“CECL”) methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  In 2021, due to the lack of significant net charge-offs projected with the 2020 forecast, and a more favorable forecast for the estimated life of loans, we reversed $9.5 million of our legacy allowance for credit losses, but recorded $12.1 million of Day One credit marks to the allowance for credit losses, as well as $12.2 million of Day Two adjustments on non-purchase credit deteriorated life of loan loss estimates, each stemming from the West Suburban acquisition.  During the first six months of 2022, we recorded $1.3 million of provision for credit losses on loans primarily due to loan growth as well as our assessment of loan metrics and nonperforming loan trends.  In addition, we also recorded a reduction of $780,000 in our allowance for credit losses on unfunded commitments, primarily due to a review of credit line utilization rates. These adjustments resulted in a net provision for credit losses expense of $550,000 in the second quarter of 2022.

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

As of June 30, 2022 and December 31, 2021, we had $86.3 million of goodwill.  At November 30, 2021, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During 2020 and 2021, we executed 509 of these deferrals on loan balances of $242.7 million. As of June 30, 2022, all COVID-related loan deferrals had resumed payments or paid off.

During 2020 and 2021, as part of the SBA Paycheck Protection Program (“PPP”), we processed 1,320 PPP loan applications, representing a total of $199.0 million, and we acquired $20.8 million PPP loans from our acquisition of West Suburban. We started the application process for loan forgiveness for PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans through June 2022.  As of June 30, 2022, we had 31 loans, which totaled $3.5 million, still outstanding under the PPP program.  We expect the application process for loan forgiveness to continue through the third quarter of 2022, with funds to be received from the SBA for the forgiven loans through the remainder of 2022.

Capital and Liquidity

As of June 30, 2022, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Financial Overview

Net income for the second quarter of 2022 was $12.2 million, or $0.27 per diluted share, compared to $8.8 million, or $0.30 per diluted share, for the second quarter of 2021. The increase was primarily due to our acquisition of West Suburban, which resulted in growth in net interest income and noninterest income, partially offset by higher noninterest expense, which included $2.1 million in acquisition-related costs net of gain on sale of branches in the second quarter of 2022. Adjusted net income, a non-GAAP financial measure that excludes merger-related costs, net of gains on branch sales, was $13.8 million for the second quarter of 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 42, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	June 30,	March 31,	June 30,
	2022	2022	2021
Net Income
Income before income taxes (GAAP)	$16,676	$16,443	$11,972
Pre-tax income adjustments:
Merger-related costs, net of gains on branch sales	2,131	5,335	-
Adjusted net income before taxes	18,807	21,778	11,972
Taxes on adjusted net income	4,995	5,858	3,152
Adjusted net income (non-GAAP)	$13,812	$15,920	$8,820

Basic earnings per share (GAAP)	$0.28	$0.27	$0.30
Diluted earnings per share (GAAP)	0.27	0.27	0.30
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.31	0.36	0.30
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.31	0.35	0.30

The following provides an overview of some of the factors impacting our financial performance for the three month period ended June 30, 2022, compared to the like period ended June 30, 2021:

●	Net interest and dividend income was $45.3 million for the second quarter of 2022, compared to $22.0 million for the second quarter of 2021. Growth in interest and dividend income in the second quarter of 2022 was primarily due to our acquisition of West Suburban resulting in additional loan and securities income.

●	We recorded a net provision for credit losses of $550,000 in the second quarter of 2022, driven by a $1.3 million increase in the allowance for credit losses on loans due to loan growth in the portfolio, partially offset by a $780,000 reduction in our allowance for unfunded commitments. We recorded a $3.5 million release of provision expense in the second quarter of 2021.

●	Noninterest income was $9.2 million for the second quarter of 2022, compared to $7.9 million for the second quarter of 2021, an increase of $1.3 million, or 16.3%. Contributing to the increase was growth in service charges on deposits and card related income resulting primarily from the West Suburban acquisition and resultant additional fee income. These increases were partially offset by a $262,000 net loss on sales of mortgage loans in the second quarter of 2022, compared to a $1.9 million net gain in the second quarter of 2021.

●	Noninterest expense was $37.2 million for the second quarter of 2022, compared to $21.4 million for the second quarter of 2021, an increase of $15.8 million, or 74.0%. Contributing to the increase was growth in salaries and employee benefits and occupancy, furniture and equipment expenses in the first quarter of 2022, primarily stemming from the additional employees and branches due to the West Suburban acquisition. In addition, we recorded $3.3 million of acquisition-related costs in the second quarter of 2022, primarily within computer and data processing, salaries and employee benefits, and other expense related to the West Suburban acquisition.

●	We had a provision for income tax expense of $4.4 million for the second quarter of 2022, compared to a provision for income tax expense of $3.2 million for the second quarter of 2021. The increase in tax expense for the second quarter of 2022 was due to an increase in pre-tax income, compared to the year over year quarter.

●	Our community-focused banking franchise experienced growth of $204.3 million in total loans at June 30, 2022, compared to the year ended December 31, 2021, and an increase of $1.72 billion in total loans compared to the second quarter of 2021, as we acquired $1.50 billion of loans in the West Suburban acquisition. We believe we are positioned for continued loan growth as we continue to serve our customers’ needs in a competitive economic environment. We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers and our employees during the COVID-19 pandemic.

●	Nonaccrual loans decreased $5.8 million as of June 30, 2022, compared to December 31, 2021, due to the upgrade or payoff of various credits in the first and second quarter of 2022. Nonperforming loans as a percent of total loans was 1.2% as of June 30, 2022, compared to 1.3% as of December 31, 2021, and 1.2% at June 30, 2021. Classified assets increased to $103.2 million as of June 30, 2022, which is $28.4 million, or 38.0% more than December 31, 2021, and $61.1 million more than June 30, 2021, due to the West Suburban acquisition in late 2021.

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

Results of Operations

Overview

Three months ended June 30, 2022 and 2021

Our income before taxes was $16.7 million in the second quarter of 2022 compared to $12.0 million in the second quarter of 2021.  This increase in pretax income was primarily due to a $23.2 million increase in interest and dividend income, and a $1.3 million increase in noninterest income, primarily due to the addition of West Suburban loan, securities and fee income in the second quarter of 2022. These increases were partially offset by a $15.8 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense, other expense, and amortization of core deposit intangible. The majority of these increases were due to the inclusion of operating costs of the legacy West Suburban staff and branches, as well as $3.3 million of West Suburban acquisition-related costs in the second quarter of 2022, primarily within computer and data processing.  Our net income was $12.2 million, or $0.27 per diluted share, for the second quarter of 2022, compared to net income of $8.8 million, or $0.30 per diluted share, for the second quarter of 2021.

Net interest and dividend income was $45.3 million in the second quarter of 2022, compared to $22.0 million in the second quarter of 2021.  The $23.3 million increase was primarily driven by growth in all interest and dividend income categories due to West Suburban

related loan and securities income being reflected.   In addition we experienced a decrease in interest expense in the second quarter of 2022, compared to the second quarter of 2021, primarily due to a reduction in deposit interest rates offset by increased balances from West Suburban, decreased outstanding balances of notes payable and other borrowings, and a decrease in the rate paid on our senior notes during 2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

Average loans, including loans held for sale, increased $1.58 billion in the second quarter of 2022, compared to the second quarter of 2021, primarily from $1.50 billion of average loans acquired in our acquisition of West Suburban. Also contributing to the increase was $104.3 million in average loan growth during the second quarter of 2022, less PPP loans forgiven or repaid and loan paydowns.

Six months ended June 30, 2022 and 2021

Our income before taxes was $33.1 million for the six months ended June 30, 2022 compared to $28.1 million for the six months ended June 30, 2021.  This increase in pretax income was primarily due to a $41.1 million increase in interest and dividend income, and a $3.5 million increase in noninterest income, as West Suburban loan, securities and fee income are included in the six months ended June 30, 2022. These increases were partially offset by a $32.4 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense, other expense, and amortization of core deposit intangible. The majority of these increases were due to the inclusion of operating costs of the legacy West Suburban staff and branches, as well as $8.8 million of West Suburban acquisition-related costs in the first six months of 2022, primarily within computer and data processing.  Our net income was $24.3 million, or $0.54 per diluted share, for the six months ended June 30, 2022, compared to net income of $20.7 million, or $0.70 per diluted share, for the same period of 2021.

Net interest and dividend income was $86.5 million for the six months ended June 30, 2022, compared to $45.5 million for the same period of 2021.  The $41.0 million increase was primarily driven by growth in all interest and dividend income categories due to West Suburban related loan and securities income being reflected.   This increase was partially offset by a $136,000 increase in interest expense for the six months ended June 30, 2022, compared to the same period of 2021, primarily due to a full period of interest expense on the April 2021 issuance of subordinated debt, as well as higher average balances of deposits from the West Suburban acquisition, partially offset by a decrease in outstanding balances of notes payable and a decrease in the rate paid on our senior notes during  2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

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

Three months ended June 30, 2022 and 2021

Our net interest and dividend income increased by $23.3 million to $45.3 million, for the second quarter of 2022, from $22.0 million for the second quarter of 2021.  This increase was primarily attributable to a $23.2 million increase in total interest and dividend income due to the acquisition of West Suburban in December 2021.  In addition we experienced a decrease in interest expense in the second quarter of 2022, compared to the second quarter of 2021, primarily due to a reduction in deposit interest rates offset by increased balances from West Suburban, decreased outstanding balances of notes payable and other borrowings, and a decrease in the rate paid on our senior notes during  2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

Average earning assets for the second quarter of 2022 totaled $5.75 billion, a decrease of $115.0 million, or 2.0%, compared to the first quarter of 2022, and an increase of $2.69 billion, or 88.2%, compared to the second quarter of 2021.  Average interest earning deposits with financial institutions totaled $426.8 million for the second quarter of 2022, a decrease of $208.5 million, compared to the first quarter of 2022, and a decrease of $72.7 million compared to the second quarter of 2021.  The yield on average interest earning deposits was 73 basis points for the second quarter of 2022, an increase of 56 basis points from the first quarter of 2022, and an increase of 62 basis points from the second quarter of 2021.  Interest income on securities increased year over year, primarily due to growth in volumes and higher interest rates.  Total average securities for the second quarter of 2022 decreased $15.8 million from the first quarter of 2022, and increased $1.28 billion from the second quarter of 2021. The increase in our average securities year over year was primarily due to the $1.07 billion in securities acquired in our acquisition of West Suburban. The yield on average securities increased to 1.89% for the second quarter of 2022, compared to 1.54% for the first quarter of 2022 and decreased from 2.24% for the second quarter of 2021.  Total average loans, including loans held-for-sale, totaled $3.51 billion in the second quarter of 2022, an increase of $104.3 million from the first quarter of 2022, and an increase of $1.58 billion from the second quarter of 2021.  The rise in average loan balances year over year was primarily due to the $1.50 billion loan portfolio acquired in our acquisition of West Suburban, as well as loan growth of $108.0 million in the second quarter of 2022.  This rise in loan volumes resulted in an increase in loan interest and fee income of $17.4 million in the year over year period.  For the second quarter of 2022, the yield on average loans increased to 4.37%, compared to 4.34% for the first quarter of 2022, and 4.33% for the second quarter of 2021.

Average interest bearing liabilities decreased $58.7 million, or 1.6%, in the second quarter of 2022, compared to the first quarter of 2022, and increased $1.64 billion compared to the second quarter of 2021.  The year over year increase was primarily driven by a $1.68 billion increase in interest bearing deposits primarily due to our acquisition of West Suburban, as well as continued deposit activity of our legacy customers, offset by a $33.2 million decrease in securities sold under repurchase agreements and a $9.1 million decrease in notes payable and other borrowings. The linked quarter decrease was primarily the result of maturing higher cost time deposits and declines in money market accounts. The cost of interest bearing liabilities for the second quarter of 2022 remained consistent with the linked period, and decreased 24 basis points from the second quarter of 2021.  Growth in our average noninterest bearing demand deposits of $1.11 billion in the year over year period has assisted us in controlling our cost of funds stemming from average interest bearing deposits and borrowings, which totaled 0.15% for both the second and first quarters of 2022, and 0.31% for the second quarter of 2021.

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

Due to the significant increase in interest earning deposits with financial institutions in 2020 and 2021 stemming from federal stimulus funds received and PPP loan forgiveness, we had no average other short-term borrowings, which typically consist of FHLBC advances, in the first and second quarters of 2022 or the second quarter of 2021. As of June 30, 2022, we paid off our long-term FHLBC advance of $5.9 million and notes payable and other borrowings now consists of $11.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020.

Our net interest margin (GAAP) increased 31 basis points to 3.16% for the second quarter of 2022, compared to 2.85% for the first quarter of 2022, and increased 28 basis points compared to 2.88% for the second quarter of 2021.  Our net interest margin (TE) increased 30 basis points to 3.18% for the second quarter of 2022, compared to 2.88% for the first quarter of 2022, and increase 25 basis points compared to 2.93% for the second quarter of 2021.  The increase year over year was due primarily to the increasing market interest rates over the majority of the past twelve months, the related rate resets on loans and securities during the past year, and the elevated liquidity on our balance sheet.

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

Six months ended June 30, 2022 and 2021

Our net interest and dividend income increased by $41.0 million, to $86.5 million for the six months ended June 30, 2022, compared to $45.5 million for the six months ended June 30, 2021.  This increase was attributable to a $41.1 million increase in total interest income primarily from the acquisition of West Suburban as well as general loan growth, partially offset by a $136,000 increase in interest expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  Increased balances on interest earning assets related to the West Suburban acquisition drove the increase in net interest income, along with the reduction in the cost of interest bearing deposits, despite lower yields on interest earning assets and the increased average balance of subordinated debt.

Average earning assets for the six months ended June 30, 2022 were $5.81 billion, an increase of $2.82 billion, or 94.4%, compared to the six months ended June 30, 2021.  The yield on average earning assets for the six months ended June 30, 2022 was 3.18%, compared to 3.40% for the six months ended June 30, 2021.  Total average loans, including loans held-for-sale, totaled $3.46 billion for the six months ended June 30, 2022, an increase of $1.48 billion, compared to the six months ended June 30, 2021.  The increase in average loan balances, partially offset by market interest rate reductions, resulted in a $31.6 million increase in loan interest income for the six months ended June 30, 2022, compared to the like period in 2021.  For the six months ended June 30, 2022, yields on average securities decreased by 63 basis points and yields on average loans decreased by five basis points, each as compared to the six months ended June 30, 2021, due primarily to the addition of the lower yielding legacy West Suburban security and loan portfolios in late 2021, as well as the timing of rate resets on loans and securities as interest rates began to rise in 2022, compared to 2021. Average interest earning deposits with financial institutions increased $100.5 million in the six months ended June 30, 2022, compared to the prior year like period driven primarily by the acquisition of West Suburban, as well as remaining federal stimulus funds received by our depositors.

Average interest bearing liabilities increased $1.70 billion, or 92.3%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  The increase was primarily due to the acquisition of West Suburban in late 2021 resulting in an increase of $2.27 billion of interest earning deposits.  In addition, average subordinated debt increased $31.0 million, due to the $60.0 million subordinated note issuance on April 6, 2021, as discussed above. Partially offsetting this increase was a $6.7 million decrease in average notes payable and other borrowings.  Average noninterest bearing deposits increased $1.13 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the acquisition of West Suburban, as well as remaining federal stimulus funds received from our depositors.  The cost of interest bearing liabilities decreased 21 basis points, to 24 basis points, for the six months ended June 30, 2022, from 45 basis points for the six months ended June 30, 2021.

Our net interest margin (GAAP) for the six months ended June 30, 2021 was 3.00% compared to 3.07% for the six months ended June 30, 2022, reflecting a decrease of seven basis points.  Our net interest margin (TE) for the six months ended June 30, 2022 was 3.03% compared to 3.12% for the six months ended June 30, 2021, a decrease of nine basis points. The decrease in net interest margin for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the addition of the lower yielding legacy West Suburban security and loan portfolios in late 2021.  These reductions to the net interest margin were partially offset by reductions in rates paid on deposits, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

The following tables set forth certain information relating to our average consolidated balance sheet and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2022 and 2021 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2022			March 31, 2022			June 30, 2021
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$426,820	$782	0.73	$635,302	$269	0.17	$499,555	$137	0.11
Securities:
Taxable	1,610,713	6,670	1.66	1,612,635	5,053	1.27	425,785	1,832	1.73
Non-taxable (TE)[1]	181,386	1,789	3.96	195,240	1,814	3.77	188,281	1,593	3.40
Total securities (TE)[1]	1,792,099	8,459	1.89	1,807,875	6,867	1.54	614,066	3,425	2.24
Dividends from FHLBC and FRBC	20,994	263	5.02	16,066	153	3.86	9,917	113	4.57
Loans and loans held-for-sale[1,2]	3,508,856	38,267	4.37	3,404,534	36,428	4.34	1,930,965	20,856	4.33
Total interest earning assets	5,748,769	47,771	3.33	5,863,777	43,717	3.02	3,054,503	24,531	3.22
Cash and due from banks	53,371	-	-	42,972	-	-	29,985	-	-
Allowance for credit losses on loans	(44,354)	-	-	(44,341)	-	-	(31,024)	-	-
Other noninterest bearing assets	374,309	-	-	370,987	-	-	185,368	-	-
Total assets	$6,132,095			$6,233,395			$3,238,832

Liabilities and Stockholders' Equity
NOW accounts	$604,176	$102	0.07	$593,481	$89	0.06	$531,804	$105	0.08
Money market accounts	1,054,552	155	0.06	1,098,941	170	0.06	330,536	59	0.07
Savings accounts	1,213,133	90	0.03	1,201,086	138	0.05	439,104	53	0.05
Time deposits	469,009	265	0.23	495,452	277	0.23	359,635	409	0.46
Interest bearing deposits	3,340,870	612	0.07	3,388,960	674	0.08	1,661,079	626	0.15
Securities sold under repurchase agreements	34,496	9	0.10	39,204	11	0.11	67,737	21	0.12
Other short-term borrowings	-	-	-	-	-	-	1	-	-
Junior subordinated debentures	25,773	284	4.42	25,773	280	4.41	25,773	284	4.42
Subordinated debentures	59,244	547	3.70	59,222	546	3.74	56,081	517	3.70
Senior notes	44,520	578	5.21	44,494	485	4.42	44,415	673	6.08
Notes payable and other borrowings	13,103	95	2.91	19,009	103	2.20	22,250	119	2.15
Total interest bearing liabilities	3,518,006	2,125	0.24	3,576,662	2,099	0.24	1,877,336	2,240	0.48
Noninterest bearing deposits	2,120,428	-	-	2,099,283	-	-	1,012,163	-	-
Other liabilities	32,636	-	-	60,818	-	-	36,553	-	-
Stockholders' equity	461,025	-	-	496,632	-	-	312,780	-	-
Total liabilities and stockholders' equity	$6,132,095			$6,233,395			$3,238,832
Net interest income (GAAP)		$45,264			$41,232			$21,954
Net interest margin (GAAP)			3.16			2.85			2.88

Net interest income (TE)[1]		$45,646			$41,618			$22,291
Net interest margin (TE)[1]			3.18			2.88			2.93
Interest bearing liabilities to earning assets	61.20%			61.00%			61.46%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022 and 2021.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 48, and includes fees of $588,000 for the second quarter of 2022, $724,000 first quarter of 2022, and $1.3 million for the second quarter of 2021.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2022			2021
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$530,485	$1,051	0.40	$429,953	$229	0.11
Securities:
Taxable	1,611,669	11,723	1.47	383,563	3,447	1.81
Non-taxable (TE)[1]	188,275	3,603	3.86	189,811	3,248	3.45
Total securities (TE)[1]	1,799,944	15,326	1.72	573,374	6,695	2.35
Dividends from FHLBC and FRBC	18,543	416	4.52	9,917	228	4.64
Loans and loans held-for-sale [1,2]	3,456,984	74,695	4.36	1,972,638	43,122	4.41
Total interest earning assets	5,805,956	91,488	3.18	2,985,882	50,274	3.40
Cash and due from banks	48,200	-	-	29,227	-	-
Allowance for credit losses on loans	(44,348)	-	-	(32,773)	-	-
Other noninterest bearing assets	372,657	-	-	186,422	-	-
Total assets	$6,182,465			$3,168,758

Liabilities and Stockholders' Equity
NOW accounts	$598,858	$191	0.06	$513,694	$199	0.08
Money market accounts	1,076,624	325	0.06	329,797	137	0.08
Savings accounts	1,207,143	228	0.04	425,996	122	0.06
Time deposits	482,157	542	0.23	379,363	909	0.48
Interest bearing deposits	3,364,782	1,286	0.08	1,648,850	1,367	0.17
Securities sold under repurchase agreements	36,837	20	0.11	75,066	52	0.14
Other short-term borrowings	-	-	-	-	-	-
Junior subordinated debentures	25,773	564	4.41	25,773	564	4.41
Subordinated debentures	59,233	1,093	3.72	28,197	517	3.70
Senior note	44,507	1,063	4.82	44,402	1,346	6.11
Notes payable and other borrowings	16,040	198	2.49	22,787	242	2.14
Total interest bearing liabilities	3,547,172	4,224	0.24	1,845,075	4,088	0.45
Noninterest bearing deposits	2,109,914	-	-	974,809	-	-
Other liabilities	46,648	-	-	37,173	-	-
Stockholders' equity	478,731	-	-	311,701	-	-
Total liabilities and stockholders' equity	$6,182,465			$3,168,758
Net interest income (GAAP)		$86,496			$45,497
Net interest margin (GAAP)			3.00			3.07

Net interest income (TE)[1]		$87,264			$46,186
Net interest margin (TE)[1]			3.03			3.12
Interest bearing liabilities to earning assets	61.10%			61.79%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022 and 2021.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 48, and includes fees of $1.3 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2022 and 2021 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2022	2022	2021	2022	2021

Interest income (GAAP)	$47,389	$43,331	$24,194	$90,720	$49,585
Taxable-equivalent adjustment:
Loans	6	5	3	11	7
Securities	376	381	334	757	682
Interest and dividend income (TE)	47,771	43,717	24,531	91,488	50,274
Interest expense (GAAP)	2,125	2,099	2,240	4,224	4,088
Net interest income (TE)	$45,646	$41,618	$22,291	$87,264	$46,186
Net interest income (GAAP)	$45,264	$41,232	$21,954	$86,496	$45,497
Average interest earning assets	$5,748,769	$5,863,777	$3,054,503	$5,805,956	$2,985,882
Net interest margin (GAAP)	3.16%	2.85%	2.88%	3.00%	3.07%
Net interest margin (TE)	3.18%	2.88%	2.93%	3.03%	3.12%

Noninterest Income

Three months ended June 30, 2022 and 2021

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2022
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2022	2022	2021	2022	2021
Wealth management	$2,506	$2,698	$2,389	(7.1)	4.9
Service charges on deposits	2,328	2,074	1,221	12.2	90.7
Residential mortgage banking revenue
Secondary mortgage fees	50	139	272	(64.0)	(81.6)
MSRs mark to market gain (loss)	82	2,978	(1,033)	(97.2)	(107.9)
Mortgage servicing income	579	519	507	11.6	14.2
Net (loss) gain on sales of mortgage loans	(262)	1,495	1,895	(117.5)	(113.8)
Total residential mortgage banking revenue	449	5,131	1,641	(91.2)	(72.6)
Securities (losses) gains, net	(33)	-	2	N/M	N/M
Change in cash surrender value of BOLI	72	124	423	(41.9)	(83.0)
Card related income	2,965	2,567	1,666	15.5	78.0
Other income	924	869	577	6.3	60.1
Total noninterest income	$9,211	$13,463	$7,919	(31.6)	16.3

N/M - Not meaningful

Noninterest income decreased $4.3 million, or 31.6%, in the second quarter of 2022, compared to the first quarter of 2022, and increased $1.3 million, or 16.3%, compared to the second quarter of 2021.  The decrease from the linked quarter was primarily driven by a $4.7 million decline in residential mortgage banking revenue, attributable to a $2.9 million decline in mark to market gain on mortgage servicing rights (MSRs) due to market interest rate changes in the first six months of 2022, and a $262,000 net loss on the sale of mortgage loans in the second quarter of 2022, compared to a $1.5 million net gain in the first quarter of 2022, due to the impact of interest rate locks in the rising interest rate environment during the period.  In addition, wealth management income decreased $192,000 from the linked quarter due to a decline in assets under management as a result of global stock market losses.  These decreases were partially offset by increases in card related income of $398,000 and service charges on deposits of $254,000 in the second quarter of 2022, compared to the first quarter of 2022.

The increase in noninterest income in the second quarter of 2022, compared to the second quarter of 2021, is primarily due to a $1.3 million increase in card related income, a $1.1 million increase in service charges on deposits, a $117,000 increase in wealth management fees, and a $347,000 increase in other income, each stemming from the inclusion of West Suburban activity in 2022. Partially offsetting these increases was a $1.2 million decline in residential mortgage banking revenue, due to a decrease in mortgage origination volume in the second quarter of 2022, as well as changes in interest rates effecting the mortgage banking derivative, and a $351,000 decrease in the cash surrender value of BOLI, due to market interest rate fluctuations.

Six months ended June 30, 2022 and 2021

Noninterest Income	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2022	2021	Change
Wealth management	$5,204	$4,540	14.6
Service charges on deposits	4,402	2,416	82.2
Residential mortgage banking revenue
Secondary mortgage fees	189	594	(68.2)
MSRs mark to market gain (loss)	3,060	80	N/M
Mortgage servicing income	1,098	1,074	2.2
Net gain on sales of mortgage loans	1,233	5,616	(78.0)
Total residential mortgage banking revenue	5,580	7,364	(24.2)
Securities gains (losses) , net	(33)	2	N/M
Change in cash surrender value of BOLI	196	757	(74.1)
Card related income	5,532	3,113	77.7
Other income	1,793	1,027	74.6
Total noninterest income	$22,674	$19,219	18.0

Noninterest income increased $3.5 million, or 18.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by a $2.4 million increase in card related income, a $2.0 million increase in service charges on deposits, a $664,000 increase in wealth management fees, and a $766,000 increase in other income, each stemming from the inclusion of West Suburban related activity in our results for the six months ended June 30, 2022. Partially offsetting these increases was a $1.8 million decline in mortgage banking revenue year over year, comprised primarily of a $4.4 million decrease in net gain on sales of mortgage loans, partially offset by a $3.0 million mark to market gain on MSRs, both due to the increasing interest rate environment, and a $561,000 decline in the cash surrender value of BOLI.

Noninterest Expense

Three months ended June 30, 2022 and 2021

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2022
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2022	2022	2021	2022	2021
Salaries	$15,995	$15,598	$9,435	2.5	69.5
Officers incentive	1,662	994	1,194	67.2	39.2
Benefits and other	3,675	3,375	2,267	8.9	62.1
Total salaries and employee benefits	21,332	19,967	12,896	6.8	65.4
Occupancy, furniture and equipment expense	3,046	3,699	2,303	(17.7)	32.3
Computer and data processing	4,006	6,268	1,304	(36.1)	207.2
FDIC insurance	702	410	192	71.2	265.6
General bank insurance	351	315	277	11.4	26.7
Amortization of core deposit intangible asset	659	665	115	(0.9)	473.0
Advertising expense	194	182	95	6.6	104.2
Card related expense	1,057	534	626	97.9	68.8
Legal fees	179	257	135	(30.4)	32.6
Consulting & management fees	523	616	250	(15.1)	109.2
Other real estate owned expense (gain), net	87	(12)	77	(825.0)	13.0
Other expense	5,113	5,351	3,131	(4.4)	63.3
Total noninterest expense	$37,249	$38,252	$21,401	(2.6)	74.1
Efficiency ratio (GAAP)[1]	67.07%	72.70%	68.63%
Adjusted efficiency ratio (non-GAAP)[2]	62.69%	61.89%	67.65%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2022 decreased $1.0 million, or 2.6%, compared to the first quarter of 2022, and increased $15.8 million, or 74.1%, compared to the second quarter of 2021.  The linked quarter decrease was primarily attributable to $3.3 million of West Suburban acquisition-related costs for the second quarter of 2022, compared to $5.6 million for the first quarter of 2022.  These acquisition-related costs included a $3.2 million decrease in computer and data processing expense in the second quarter of 2022, primarily due to acquisition-related core system conversion costs, and a $489,000 decrease in other expense due to ancillary teller and mobile banking systems conversion costs occurring in the first quarter of 2022.  Occupancy, furniture and equipment costs also decreased $850,000 in the second quarter of 2022, compared to the prior quarter, due to net gains on branch sales during the quarter. These decreases were partially offset by a $1.4 million increase in salaries and employee benefits, largely the result of bonuses paid to non-officer employees for efforts during the acquisition and conversion period, and a $523,000 increase in card related expense, due to the growth in customer transactions and related volume charges, as well as certain credits recorded in the first quarter of 2022.

The year over year increase in noninterest expense is primarily attributable to an $8.4 million increase in salaries and employee benefits, a $2.7 million increase in computer and data processing expense, a $2.0 million increase in other expense, and a $743,000 increase in occupancy, furniture and equipment expense. Salaries and officer incentive increased $6.6 million and $468,000, respectively, in the second quarter of 2022, compared to the like quarter of 2021, primarily due to additional employees from our acquisition of West Suburban, as well as growth in our commercial lending team. Employee benefits expense increased $1.4 million in the second quarter of

2022, compared to the second quarter of 2021, due to increases stemming from additional employees from our acquisition of West Suburban, and increases in employee insurance costs as more employees returned to more routine medical appointments, many of which were on hold during the COVID-19 pandemic in 2020 and part of 2021. The increase in occupancy, furniture and equipment expense year over year was due to the addition of 34 West Suburban branches in late 2021. The increase in computer and data processing expense was primarily due to core system conversion costs relating to the West Suburban acquisition.  Finally, the increase in other expense was due primarily to growth in net teller banking and bill paying fees of $623,000, which was due to acquisition-related costs in the second quarter of 2022, as well as the impact of a quarter of other expense from the inclusion of West Suburban activity.

Six months ended June 30, 2022 and 2021

Noninterest Expense	Six Months Ended		YTD
(Dollars in thousands)	June 30,	June 30,	Percent
	2022	2021	Change
Salaries	$31,593	$18,651	69.4
Officers incentive	2,656	2,847	(6.7)
Benefits and other	7,050	4,904	43.8
Total salaries and employee benefits	41,299	26,402	56.4
Occupancy, furniture and equipment expense	6,745	4,770	41.4
Computer and data processing	10,274	2,602	294.9
FDIC insurance	1,112	393	183.0
General bank insurance	666	553	20.4
Amortization of core deposit intangible asset	1,324	235	463.4
Advertising expense	376	155	142.6
Card related expense	1,591	1,219	30.5
Legal fees	436	190	129.5
Consulting & management fees	1,139	667	70.8
Other real estate owned expense, net	75	113	(33.6)
Other expense	10,464	5,840	79.2
Total noninterest expense	$75,501	$43,139	75.0
Efficiency ratio (GAAP)[1]	69.81%	66.21%
Adjusted efficiency ratio (non-GAAP)[2]	62.30%	65.31%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities and mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent

Noninterest expense for the six months ended June 30, 2022, increased $32.4 million, or 75.0%, compared to the six months ended June 30, 2021, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, and other expenses, which increases primarily resulted from our acquisition of West Suburban in December 2021.  Salaries and employee benefits increased $14.9 million largely from the additional employees from West Suburban, as well as incentives and merit increases effective in the second quarter of 2022.  Occupancy, furniture and equipment increased $2.0 million or 41.4% due to additional facilities acquired with our acquisition of West Suburban, net of gains from the sale of overlapping branches.  Computer and data processing increased $7.7 million, or 294.9%, primarily related to costs of operating multiple systems prior to conversion as well as data conversion costs.  Other expense increased $4.6 million or 79.2% primarily from a $2.4 million increase to net teller and bill paying expense, and $931,000 of other acquisition-related costs.  In addition, FDIC insurance increased $719,000 due to our increased asset size, as well as the absence of assessment credits fully utilized in the 2021 year to date period.  Amortization of core deposit intangible increased $1.1 million for the six months ended June 30, 2022, compared to the prior year like period, due to the West Suburban acquisition.  Finally, consulting and management fees increased $472,000 due to $572,000 of acquisition-related costs and general ledger reclasses in the first six months of 2022.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2022	2022	2021	2022	2022	2021
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$37,249	$38,252	$21,401	$37,249	$38,252	$21,401
Less amortization of core deposit	659	665	115	659	665	115
Less other real estate expense, net	87	(12)	77	87	(12)	77
Less merger related costs, net of gain on branch sales	N/A	N/A	N/A	2,132	5,334	-
Noninterest expense less adjustments	$36,503	$37,599	$21,209	$34,371	$32,265	$21,209

Net interest income	$45,264	$41,232	$21,954	$45,264	$41,232	$21,954
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	6	5	3
Securities	N/A	N/A	N/A	376	381	334
Net interest income including adjustments	45,264	41,232	21,954	45,646	41,618	22,291
Noninterest income	9,211	13,463	7,919	9,211	13,463	7,919
Less securities (losses) gains	(33)	-	2	(33)	-	2
Less MSRs mark to market gain (loss)	82	2,978	(1,033)	82	2,978	(1,033)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	19	33	112
Noninterest income (less) / including adjustments	9,162	10,485	8,950	9,181	10,518	9,062

Net interest income including adjustments plus noninterest income (less) / including adjustments	$54,426	$51,717	$30,904	$54,827	$52,136	$31,353
Efficiency ratio / Adjusted efficiency ratio	67.07%	72.70%	68.63%	62.69%	61.89%	67.65%

Income Taxes

We recorded income tax expense of $4.4 million for the second quarter of 2022 on $16.7 million of pretax income, compared to income tax expense of $4.4 million on $16.4 million of pretax income in the first quarter of 2022, and income tax expense of $3.2 million on $12.0 million of pretax income in the second quarter of 2021. Our effective tax rate was 26.6% in the second quarter of 2022, 26.9% for the first quarter of 2022, and 26.3% for the second quarter of 2021.

We recorded income tax expense of $8.9 million on $33.1 million of pretax income for the six months ended June 30, 2022, compared to income tax expense of $7.4 million on $28.1 million of pretax income in the like 2021 period.  The effective tax rate was 26.7% and 26.3% for the second quarter of 2022 and the second quarter of 2021, respectively.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter or six months ended June 30, 2022.  We had no valuation reserve on the deferred tax assets as of June 30, 2022.

Financial Condition

Total assets decreased $206.6 million to $6.01 billion at June 30, 2022, from $6.21 billion at December 31, 2021, due primarily to a net decrease in cash and cash equivalents of $470.7 million, offset by increases of $203.2 million in net loans, $40.8 million in securities available-for-sale, and $26.4 million in deferred tax assets.  The decrease in cash and cash equivalents was primarily due to the use of cash in the abovementioned asset increases, as well as the decrease in customer deposits of $123.4 million and loan growth.  We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.3 billion at June 30, 2022, a decrease of $123.4 million from December 31, 2021, primarily due to seasonal decreases of municipal deposits, and to a lesser extent declines in interest bearing demand accounts, savings, money market, NOW, and time deposits in 2022.

				June 30, 2022
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Securities available-for-sale, at fair value
U.S. Treasuries	$214,820	$202,339	$4,086	6.2	N/M
U.S. government agencies	57,896	61,888	6,038	(6.5)	858.9
U.S. government agencies mortgage-backed	141,836	172,302	18,939	(17.7)	648.9
States and political subdivisions	233,652	257,609	242,748	(9.3)	(3.7)
Corporate bonds	9,543	9,887	31,715	(3.5)	(69.9)
Collateralized mortgage obligations	641,498	672,967	101,912	(4.7)	529.5
Asset-backed securities	259,622	236,877	145,356	9.6	78.6
Collateralized loan obligations	175,549	79,763	29,154	120.1	502.1
Total securities	$1,734,416	$1,693,632	$579,948	2.4	199.1

N/M - Not meaningful

Securities available-for-sale increased $40.8 million as of June 30, 2022, compared to December 31, 2021, and increased $1.15 billion compared to June 30, 2021. The increase in the portfolio during the second quarter of 2022 was driven by the purchase of $9.7 million of states and political subdivisions, $8.5 million of collateralized mortgage obligations, $3.7 million of asset-backed securities, and $14.0 million of collateralized loan obligations.  These purchases were partially offset by $76.1 million of calls, maturities, sales and paydowns during the second quarter of 2022, and an unrealized mark to market loss adjustment of $40.5 million and net premium amortization of $1.5 million.  We continue to seek to position our portfolio into higher credit quality, shorter duration issuances. The increase in the securities portfolio in the year over year period was primarily due to $1.07 billion of securities acquired in our acquisition of West Suburban, as well as $1.03 billion of purchases in the last twelve months, less $601.0 million of sales in that same period, to utilize our excess cash on hand. There was one security sale during the second quarter of 2022 and one during the second quarter of 2021, resulting in a loss of $33,000 and gain of $2,000 respectively.

				June 30, 2022
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Commercial	$806,725	$771,474	$344,084	4.6	134.5
Leases	230,677	176,031	154,512	31.0	49.3
Commercial real estate – investor	1,076,678	957,389	569,745	12.5	89.0
Commercial real estate – owner occupied	627,898	574,384	318,259	9.3	97.3
Construction	170,037	206,132	100,544	(17.5)	69.1
Residential real estate – investor	61,220	63,399	50,127	(3.4)	22.1
Residential real estate – owner occupied	207,836	213,248	105,419	(2.5)	97.2
Multifamily	310,706	309,164	161,628	0.5	92.2
HELOC	111,072	115,664	72,475	(4.0)	53.3
HELOC – purchased	9,066	10,626	14,436	(14.7)	(37.2)
Other (1)	13,155	23,293	12,137	(43.5)	8.4
Total loans	$3,625,070	$3,420,804	$1,903,366	6.0	90.5

1 The “Other” segment includes consumer and overdrafts.

Total loans were $3.63 billion as of June 30, 2022, an increase of $204.3 million from December 31, 2021.  The increase in total loans in the first six months of 2022, compared to December 31, 2021, was due primarily to growth in loan originations within commercial real estate – investor, which increased by $119.3 million, and leases, which increased by $54.6 million from December 31, 2021. Total loans increased $1.72 billion from June 30, 2021 to June 30, 2022, primarily due to the loan portfolio acquired from West Suburban. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 71.0% of the portfolio as of June 30, 2022, compared to 71.6% of the portfolio as of December 31, 2021.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans decreased by $2.6 million to $42.1 million at June 30, 2022 from $44.7 million at December 31, 2021.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.2% as of June 30, 2022, 1.3% as of December 31, 2021, and 1.2% as of June 30, 2021.  The distribution of our nonperforming loans is shown in the following table.

				June 30, 2022
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Commercial	$11,600	$13,291	$-	(12.7)	N/M
Leases	2,005	3,754	2,526	(46.6)	(20.6)
Commercial real estate – Investor	8,324	5,694	1,915	46.2	334.7
Commercial real estate – Owner occupied	10,670	13,231	7,078	(19.4)	50.7
Construction	1,238	160	3,470	673.8	(64.3)
Residential real estate – Investor	1,092	899	840	21.5	30.0
Residential real estate – Owner occupied	3,642	5,019	3,564	(27.4)	2.2
Multifamily	907	1,573	2,723	(42.3)	(66.7)
HELOC	2,442	862	810	183.3	201.5
HELOC – Purchased	171	180	-	(5.0)	N/M
Other [1]	3	3	195	-	(98.5)
Total nonperforming loans	$42,094	$44,666	$23,121	(5.8)	82.1

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				June 30, 2022
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Nonaccrual loans	$35,712	$41,531	$22,784	(14.0)	56.7
Performing troubled debt restructured loans accruing interest	1,108	25	201	N/M	451.2
Loans past due 90 days or more and still accruing interest	5,274	3,110	136	69.6	N/M
Total nonperforming loans	42,094	44,666	23,121	(5.8)	82.1
Other real estate owned	1,624	2,356	1,877	(31.1)	(13.5)
Total nonperforming assets	$43,718	$47,022	$24,998	(7.0)	74.9

30-89 days past due loans and still accruing interest	$24,681	$10,745	$8,654
Nonaccrual loans to total loans	1.0%	1.2%	1.2%
Nonperforming loans to total loans	1.2%	1.3%	1.2%
Nonperforming assets to total loans plus OREO	1.2%	1.4%	1.3%

Allowance for credit losses	$45,388	$44,281	$28,639
Allowance for credit losses to total loans	1.3%	1.3%	1.5%
Allowance for credit losses to nonaccrual loans	127.1%	106.6%	125.7%

N/M - Not meaningful

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2022	Total[1]	2022	Total[1]	2021	Total[1]
Commercial	$44	17.6	$-	-	$190	292.3
Leases	-	-	-	-	28	43.1
Commercial real estate – investor	225	90.0	213	72.7	(20)	(30.8)
Commercial real estate – owner occupied	(7)	(2.8)	113	38.6	21	32.3
Residential real estate – investor	(5)	(2.0)	(10)	(3.4)	(10)	(15.4)
Residential real estate – owner occupied	(22)	(8.8)	(83)	(28.3)	(61)	(93.8)
HELOC	(31)	(12.4)	(35)	(11.9)	(72)	(110.8)
Other [2]	46	18.4	95	32.3	(11)	(16.9)
Net charge–offs	$250	100.0	$293	100.0	$65	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $250,000 were recorded for the second quarter of 2022, compared to net charge-offs of $293,000 for the first quarter of 2022, and net charge-offs of $65,000 for the second quarter of 2021, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the second quarter of 2022 were primarily due to one commercial real estate - investor charge off for 243,000.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				June 30, 2022
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Commercial	$31,577	$32,712	$482	(3.5)	N/M
Leases	2,005	3,754	3,007	(46.6)	(33.3)
Commercial real estate – investor	30,407	10,667	5,063	185.1	500.6
Commercial real estate – owner occupied	28,715	15,429	8,702	86.1	230.0
Construction	1,238	2,104	5,393	(41.2)	(77.0)
Residential real estate – investor	1,246	1,265	1,082	(1.5)	15.2
Residential real estate – owner occupied	3,785	5,099	4,578	(25.8)	(17.3)
Multifamily	1,336	2,278	8,477	(41.4)	(84.2)
HELOC	2,681	1,243	1,090	115.7	146.0
HELOC – purchased	172	180	-	(4.4)	N/M
Other [1]	2	10	2	(80.0)	-
Total classified loans	103,164	74,741	37,876	38.0	172.4
Other real estate owned	1,624	2,356	1,877	(31.1)	(13.5)
Total classified assets	$104,788	$77,097	$39,753	35.9	163.6

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets increased $27.7 million as of June 30, 2022, from the levels at December 31, 2021. The increase is due to the addition of four commercial real estate – investor loans totaling $19.7 million and one commercial real estate – owner occupied loan for $15.4 million in the second quarter. The increase from June 30, 2021 is primarily due to the $15.4 million addition of the West Suburban loan portfolio in late 2021. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 17.79% for the period ended June 30, 2022, compared to 13.79% as of December 31, 2021, and 10.75% as of June 30, 2021.  The increase in the classified assets ratio for the period ended June 30, 2022, compared to June 30, 2021, is also due to the acquisition of West Suburban Bank.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

At June 30, 2022, our allowance for credit losses (“ACL”) on loans totaled $45.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $4.7 million. In the second quarter of 2022, we recorded provision expense on loans of $1.3 million, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, which was offset by a $780,000 reduction in our reserve on unfunded commitments, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.  These two entries resulted in a $550,000 net impact to the provision for credit losses for the second quarter of 2022.

The ACL on loans totaled $44.3 million as of both March 31, 2022 and December 31, 2021, and $28.6 million as of June 30, 2021.  The ACL on loans increased in late 2021 due to the impact of the West Suburban acquisition Day One credit mark of $12.1 million, the Day Two non-PCD loan adjustment to ACL of $12.2 million, less a reversal of $2.3 million related to our legacy loan portfolio and net charge-offs of $4.7 million for the fourth quarter.  The ACL for loans was reduced in the second quarter of 2021 due to a $2.3 million release of the provision for credit losses.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  Our ACL on loans to total loans was 1.3% as of June 30, 2022, and December 31, 2021.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2021 Annual Report in Form 10-K for discussion of our ACL methodology on loans.

Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2022	2022	2021	2022	2021
Allowance at beginning of period	$44,308	$44,281	$30,967	$44,281	$33,855
Charge–offs:
Commercial	52	30	207	82	209
Leases	-	-	28	-	28
Commercial real estate – investor	243	236	-	480	-
Commercial real estate – owner occupied	-	121	31	121	34
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	5	-	17
HELOC – purchased	-	-	-	-	-
Other [1]	91	127	30	217	55
Total charge–offs	386	514	301	900	343
Recoveries:
Commercial	8	30	17	38	37
Leases	-	-	-	-	-
Commercial real estate – investor	18	23	20	41	40
Commercial real estate – owner occupied	7	8	10	15	218
Construction	-	-	-	-	-
Residential real estate – investor	5	10	10	15	276
Residential real estate – owner occupied	22	83	61	105	110
Multifamily	-	-	-	-	-
HELOC	31	35	77	67	101
HELOC – purchased	-	-	-	-	-
Other [1]	45	32	41	76	78
Total recoveries	136	221	236	357	860
Net charge-offs (recoveries)	250	293	65	543	(517)
Provision for (release of) credit losses on loans	1,330	320	(2,263)	1,650	(5,733)
Allowance at end of period	$45,388	$44,308	$28,639	$45,388	$28,639

Average total loans (exclusive of loans held–for–sale)	$3,505,806	$3,397,827	$1,926,105	$3,452,115	$1,965,911
Net charge–offs / (recoveries) to average loans	0.01%	0.01%	0.00%	0.02%	(0.03)%
Allowance at period end to average loans	1.29%	1.30%	1.49%	1.31%	1.46%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 107.8% as of June 30, 2022, which was a decrease from the coverage ratio of 116.7% as of March 31, 2021 and a decrease from 123.9% as of June 30, 2021.  When measured as a percentage of average loans, our total ACL on loans was 1.31% for the six months ended June 30, 2022 and 1.46% for the like period of June 30, 2021

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2022, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Further delayed recovery or further deterioration in market conditions related to COVID-19 or other factors, such as the war in Ukraine, and the associated impacts on our customers, changes in business climates and the condition of collateral at the time of default or repossession may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2022, OREO totaled $1.6 million, reflecting a $732,000 decrease from the $2.4 million at December 31, 2021, and a $254,000 decrease from the $1.9 million at June 30, 2021.  In the second quarter of 2022, we disposed of three properties totaling $646,191 in net book value, which resulted in a gain on sale of OREO of $81,000 and no transfers to OREO. In the fourth quarter of 2021, we acquired three OREO properties in our acquisition of West Suburban, with a total fair value of $5.6 million, and we sold two of these properties in December, which had a net book value of $5.2 million. In the second quarter of 2022, we recorded $104,000 of OREO valuation reserve adjustments, compared to $14,000 of valuation reserve adjustments recorded in the fourth quarter of 2021, and $61,000 of valuation reserve adjustments recorded in the second quarter of 2021.

				June 30, 2022
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Balance at beginning of period	$2,374	$1,912	$2,163	24.2	9.8
Property additions, net of acquisition adjustments	-	5,678	-	(100.0)	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	646	5,220	225	(87.6)	187.1
Period valuation write-down	104	14	61	642.9	70.5
Balance at end of period	$1,624	$2,356	$1,877	(31.1)	(13.5)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $930,000, or approximately 57.2% of total OREO at June 30, 2022, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	June 30, 2022		December 31, 2021		June 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$63	4%	$645	27%	$450	24%
Lots (single family and commercial)	1,261	78%	1,411	56%	1,075	57%
Vacant land	300	18%	300	17%	352	19%
Total other real estate owned	$1,624	100%	$2,356	100%	$1,877	100%

Deposits and Borrowings

				June 30, 2022
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Noninterest bearing demand	$2,078,272	$2,093,494	$1,028,558	(0.7)	102.1
Savings	1,199,027	1,178,575	442,805	1.7	170.8
NOW accounts	609,558	587,381	531,231	3.8	14.7
Money market accounts	994,616	1,102,972	331,144	(9.8)	200.4
Certificates of deposit of less than $100,000	268,723	296,298	183,444	(9.3)	46.5
Certificates of deposit of $100,000 through $250,000	140,266	138,794	109,500	1.1	28.1
Certificates of deposit of more than $250,000	52,393	68,718	55,319	(23.8)	(5.3)
Total deposits	$5,342,855	$5,466,232	$2,682,001	(2.3)	99.2

Total deposits were $5.34 billion at June 30, 2022, which reflects a $123.4 million decrease from total deposits of $5.47 billion at December 31, 2021, and an increase of $2.66 billion from total deposits of $2.68 billion at June 30, 2021.  The decrease in deposits at June 30, 2022, compared to December 31, 2021, was primarily due to decreases in demand deposits of $15.2 million, money market accounts of $108.3 million and time deposits of $42.4 million partially offset by increases in savings and NOW accounts of $42.6 million. The increase in deposits at June 30, 2022, compared to June 30, 2021 was primarily due to an increase of $2.69 billion of deposits from the West Suburban acquisition.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $37.6 million at June 30, 2022, a $12.7 million, or 25.3%, decrease from $50.3 million at December 31, 2021.   Our notes payable and other borrowings is comprised of $11.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $11.0 million as of June 30, 2022, decreased $8.1 million from December 31, 2021, and decreased $10.2 million from June 30, 2021.

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

The Company is indebted on senior notes originated in December 2016, totaling $44.5 million, net of deferred issuance costs, as of June 30, 2022.  These notes mature in December 2026, and included interest payable semi-annually at 5.75% for five years.  Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.41% as of June 30, 2022, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

Capital

As of June 30, 2022, total stockholders’ equity was $448.9 million, which was a decrease of $53.1 million from $502.0 million as of December 31, 2021.  This decrease is primarily attributable to a decrease in accumulated other comprehensive income of $74.0 million in the first six months of 2022 due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps, due to the increase in market interest rates, as well as a reduction to retained earnings of $4.4 million for payment of dividends to our common stockholders in the first six months of 2022. Partially offsetting this decrease was $24.3 million of net income for the six months ended June 30, 2022. Total stockholders’ equity as of June 30, 2022, increased $133.0 million compared to June 30, 2021, primarily due to the West Suburban acquisition in late 2021 and the resultant additional common stock issued, as well as net income year over year, less the reduction in accumulated other comprehensive income of $79.7 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2022	2021	2021
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.35%	9.46%	12.72%
Total risk-based capital ratio	10.50%	N/A	12.27%	12.55%	17.60%
Tier 1 risk-based capital ratio	8.50%	N/A	9.91%	10.06%	13.83%
Tier 1 leverage ratio	4.00%	N/A	7.24%	7.81%	9.68%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.24%	12.41%	15.23%
Total risk-based capital ratio	10.50%	10.00%	13.25%	13.46%	16.33%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.24%	12.41%	15.23%
Tier 1 leverage ratio	4.00%	5.00%	8.94%	9.58%	10.63%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of June 30, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

As of June 30, 2022, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 8.08% at December 31, 2021, to 7.47% at June 30, 2022.  Our GAAP tangible common equity to tangible assets ratio was 5.89% at June 30, 2022, compared to 6.54% as of December 31, 2021.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 6.59% at December 31, 2021, to 5.93% at June 30, 2022, primarily due to a decline in tangible common equity in the second quarter of 2022.  The decline in tangible common equity was due to a decrease in accumulated other comprehensive income of $74.0 million primarily related to unrealized losses on available-for-sale securities stemming from the increase in market interest rates.  The non-GAAP tangible common equity to tangible assets ratio was also negatively impacted by growth in total tangible assets in the second quarter of 2022.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2022		December 31, 2021
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$448,904	$448,904	$502,027	$502,027
Less: Goodwill and intangible assets	101,312	101,312	102,636	102,636
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,996	N/A	3,261
Adjusted goodwill and intangible assets	101,312	98,316	102,636	99,375
Tangible common equity	$347,592	$350,588	$399,391	$402,652
Tangible assets
Total assets	$6,005,543	$6,005,543	$6,212,189	$6,212,189
Less: Adjusted goodwill and intangible assets	101,312	98,316	102,636	99,375
Tangible assets	$5,904,231	$5,907,227	$6,109,553	$6,112,814

Common equity to total assets	7.47%	7.47%	8.08%	8.08%
Tangible common equity to tangible assets	5.89%	5.93%	6.54%	6.59%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of June 30, 2022, our cash on hand liquidity totaled $281.3 million, a decrease of $470.8 million over cash balances held as of December 31, 2021.

Net cash inflows from operating activities were $27.1 million during the first six months of 2022, compared with net cash inflows of $24.5 million in the same period of 2021.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first six months of 2022, and for the like period of 2021.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the six months ended June 30, 2022, but were a source of inflows for the like period of 2021.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $349.7 million in the six months ended June 30, 2022, compared to net cash inflows of $47.0 million in the same period in 2021.  In the first six months of 2022, securities transactions accounted for net outflows of $149.4 million, and the principal change on loans accounted for net outflows of $200.0 million.  In the first six months of 2021, securities transactions accounted for net outflows of $86.3 million, and net principal on loans funded accounted for net inflows of $133.4 million.  Proceeds from sales of OREO accounted for $845,000 and $565,000 in investing cash inflows for the six months ended June 30, 2022 and 2021, respectively.

Net cash outflows from financing activities in the six months ended June 30, 2022, were $148.2 million, compared with net cash inflows of $191.4 million in the six months ended June 30, 2021.   Net deposit outflows in the first six months of 2022 were $122.6 million compared to net deposit inflows of $144.9 million in the first six months of 2021.  Other short-term borrowings had no net cash inflows or outflows in the first six months of 2022 or 2021.  Changes in securities sold under repurchase agreements accounted for outflows of $12.7 million and inflows of $1.6 million for the six months ended June 30, 2022 and 2021, respectively.  Dividends paid on our common stock totaled $4.4 million in the six months ended June 30, 2022, compared to dividends paid of $1.7 million for the like 2021 period, as the per common share dividend was increased to five cents per share in the second quarter of 2021.  The repurchase of treasury stock in the first six months of 2022 resulted in outflows of $400,000, compared to cash outflows of $10.4 million in the first six months of 2021.

Cash and cash equivalents for the six months ended June 30, 2022, totaled $281.3 million, as compared to $592.8 million as of June 30, 2021.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve raised the federal funds target rate by 0.75% in June 2022 and by another 0.75% in July 2022.  The current market expectation is a federal funds target rate of 3.50% by the end of the year, however the market sentiment has been evolving week by week. We manage interest rate risk within guidelines established by policy that are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at June 30, 2022 and December 31, 2021 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2021.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of June 30, 2022, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  We have a moderately lower sensitivity profile quarter-over-quarter due to mild mix change in repricing characteristics of new acquired loans.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0% and no change in the slope of the yield curve.  Down rate scenarios remained not meaningful below -1.0% as certain rates would still fall below zero in those scenarios.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2022
Dollar change	N/M	$26,377	$12,906	$12,416	$24,720	$48,081
Percent change	N/M	(13.3)%	(6.5)%	6.3%	12.5%	24.2%

December 31, 2021
Dollar change	N/M	N/M	N/M	$13,404	$27,689	$54,007
Percent change	N/M	N/M	N/M	9.4%	19.5%	38.0%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual inflation rate in the U.S. accelerated to 9.1% in June 2022, the highest since December 1981.  Management believes the inflation rate will remain elevated in the near term, which is expected to be favorable for the Bank.  In general, we anticipate that higher inflation will increase borrowers’ needs for credit as a result of GDP growth.  In addition, as interest rates are expected to rise to combat inflation, we also expect our net interest margin to be favorably impacted.  The downside risks of high inflation puts upwards pressure to our expenses, which could impact profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. We seek to mitigate the impact of interest rate volatility on the Bank by seeking to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. Overall, we expect the effects of higher inflation to be beneficial to us in the near term.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2022.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Stockholder’s Equity for the six months ended June 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: August 8, 2022