Form 10-Q
period 2022-09-30
OLD SECOND BANCORP INC
filed 2022-11-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐        No ☒

As of November 4, 2022, the Registrant has 44,573,958 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “seeks to,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	the continuing impact of COVID-19 and its variants on our business, our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions, including inflation, that may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, such as our acquisition of West Suburban Bancorp, Inc., as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements, including assumptions surrounding the ongoing impact of our adoption of the Current Expected Credit Losses (“ CECL”) model, which are subject to change based on a number of factors including changes in our macroeconomic forecasts, credit quality, loan composition and other factors;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, such as the war in Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, labor shortages, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$64,903	$38,565
Interest earning deposits with financial institutions	51,251	713,542
Cash and cash equivalents	116,154	752,107
Securities available-for-sale, at fair value	1,609,759	1,693,632
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	19,413	13,257
Loans held-for-sale	1,297	4,737
Loans	3,869,334	3,420,804
Less: allowance for credit losses on loans	48,847	44,281
Net loans	3,820,487	3,376,523
Premises and equipment, net	77,301	88,005
Other real estate owned	1,561	2,356
Mortgage servicing rights, at fair value	11,461	7,097
Goodwill	86,478	86,332
Core deposit intangible	14,323	16,304
Bank-owned life insurance ("BOLI")	105,642	105,300
Deferred tax assets, net	49,620	6,100
Other assets	54,209	60,439
Total assets	$5,967,705	$6,212,189

Liabilities
Deposits:
Noninterest bearing demand	$2,098,144	$2,093,494
Interest bearing:
Savings, NOW, and money market	2,726,596	2,868,928
Time	456,619	503,810
Total deposits	5,281,359	5,466,232
Securities sold under repurchase agreements	35,497	50,337
Other short-term borrowings	25,000	-
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,275	59,212
Senior notes	44,559	44,480
Notes payable and other borrowings	10,000	19,074
Other liabilities	52,528	45,054
Total liabilities	5,533,991	5,710,162

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	201,700	202,443
Retained earnings	289,126	252,011
Accumulated other comprehensive (loss) income	(98,389)	8,768
Treasury stock	(3,428)	(5,900)
Total stockholders’ equity	433,714	502,027
Total liabilities and stockholders’ equity	$5,967,705	$6,212,189

	September 30, 2022	December 31, 2021
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,572,544	44,461,045
Treasury shares	132,606	244,105

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$46,614	$21,315	$121,209	$64,337
Loans held-for-sale	22	39	111	132
Securities:
Taxable	9,116	1,854	21,071	5,301
Tax exempt	1,332	1,266	3,946	3,832
Dividends from FHLBC and FRBC stock	261	114	677	342
Interest bearing deposits with financial institutions	663	203	1,714	432
Total interest and dividend income	58,008	24,791	148,728	74,376
Interest expense
Savings, NOW, and money market deposits	380	209	1,124	667
Time deposits	335	330	877	1,239
Securities sold under repurchase agreements	10	15	30	67
Other short-term borrowings	44	-	44	-
Junior subordinated debentures	285	286	849	850
Subordinated debentures	546	547	1,639	1,064
Senior notes	728	673	1,791	2,019
Notes payable and other borrowings	111	113	309	355
Total interest expense	2,439	2,173	6,663	6,261
Net interest and dividend income	55,569	22,618	142,065	68,115
Provision for (release of) credit losses	4,500	(1,500)	5,050	(8,000)
Net interest and dividend income after provision for (release of) credit losses	51,069	24,118	137,015	76,115
Noninterest income
Wealth management	2,280	2,372	7,484	6,912
Service charges on deposits	2,661	1,368	7,063	3,784
Secondary mortgage fees	81	240	270	834
Mortgage servicing rights mark to market gain (loss)	548	(282)	3,608	(202)
Mortgage servicing income	514	572	1,612	1,646
Net gain on sales of mortgage loans	449	2,186	1,682	7,802
Securities (losses) gains, net	(1)	244	(34)	246
Change in cash surrender value of BOLI	146	406	342	1,163
Card related income	2,653	1,624	8,194	4,737
Other income	2,165	610	3,949	1,637
Total noninterest income	11,496	9,340	34,170	28,559
Noninterest expense
Salaries and employee benefits	21,011	12,964	62,310	39,366
Occupancy, furniture and equipment	4,119	2,418	10,864	7,188
Computer and data processing	2,543	1,477	12,817	4,079
FDIC insurance	659	211	1,771	604
General bank insurance	257	301	923	854
Amortization of core deposit intangible	657	113	1,981	348
Advertising expense	83	107	459	262
Card related expense	1,453	662	3,044	1,881
Legal fees	212	455	648	645
Consulting & management fees	607	248	1,746	914
Other real estate expense, net	22	25	97	138
Other expense	4,365	3,148	14,829	8,989
Total noninterest expense	35,988	22,129	111,489	65,268
Income before income taxes	26,577	11,329	59,696	39,406
Provision for income taxes	7,054	2,917	15,906	10,295
Net income	$19,523	$8,412	$43,790	$29,111

Basic earnings per share	$0.43	$0.30	$0.98	$1.01
Diluted earnings per share	0.43	0.29	0.97	0.99
Dividends declared per share	0.05	0.05	0.15	0.11

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$19,523	$8,412	$43,790	$29,111

Unrealized holding losses on available-for-sale securities arising during the period	(41,163)	(3,007)	(146,477)	(4,483)
Related tax benefit	11,526	841	41,014	1,277
Holding losses, after tax, on available-for-sale securities	(29,637)	(2,166)	(105,463)	(3,206)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(1)	244	(34)	246
Related tax benefit (expense)	1	(69)	10	(70)
Net realized gains (losses) after tax	-	175	(24)	176
Other comprehensive loss on available-for-sale securities	(29,637)	(2,341)	(105,439)	(3,382)

Changes in fair value of derivatives used for cash flow hedges	(4,868)	218	(2,381)	1,207
Related tax benefit (expense)	1,360	(62)	663	(338)
Other comprehensive (loss) income on cash flow hedges	(3,508)	156	(1,718)	869

Total other comprehensive loss	(33,145)	(2,185)	(107,157)	(2,513)
Total comprehensive (loss) income	$(13,622)	$6,227	$(63,367)	$26,598

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, June 30, 2021	$16,372	$(1,938)	$14,434
Other comprehensive (loss) income, net of tax	(2,341)	156	(2,185)
Balance, September 30, 2021	$14,031	$(1,782)	$12,249

Balance, June 30, 2022	$(64,663)	$(581)	$(65,244)
Other comprehensive loss, net of tax	(29,637)	(3,508)	(33,145)
Balance, September 30, 2022	$(94,300)	$(4,089)	$(98,389)

For the Nine Months Ended
Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(3,382)	869	(2,513)
Balance, September 30, 2021	$14,031	$(1,782)	$12,249

Balance, December 31, 2021	$11,139	$(2,371)	$8,768
Other comprehensive loss, net of tax	(105,439)	(1,718)	(107,157)
Balance, September 30, 2022	$(94,300)	$(4,089)	$(98,389)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$43,790	$29,111
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	4,259	1,736
Securities losses (gains), net	34	(246)
Provision for (release of) credit losses	5,050	(8,000)
Originations of loans held-for-sale	(65,103)	(191,679)
Proceeds from sales of loans held-for-sale	69,263	207,339
Net gains on sales of mortgage loans	(1,682)	(7,802)
Mortgage servicing rights mark to market (gain) loss	(3,608)	202
Net accretion of discount on loans and unfunded commitments	(5,473)	(618)
Net change in cash surrender value of BOLI	(342)	(1,163)
Net gains on sale of other real estate owned	(163)	(40)
Provision for other real estate owned valuation losses	104	65
Depreciation of fixed assets and amortization of leasehold improvements	3,079	2,286
Net gains on disposal and transfer of fixed assets	(1,872)	-
Amortization of core deposit intangibles	1,981	348
Change in current income taxes receivable	7,279	329
Deferred tax (benefit) expense	(1,854)	1,796
Change in accrued interest receivable and other assets	1,036	2,973
Accretion of purchase accounting adjustment on time deposits	(1,207)	-
Change in accrued interest payable and other liabilities	3,314	13,016
Stock based compensation	2,176	1,113
Net cash provided by operating activities	60,061	50,766
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	231,483	91,931
Proceeds from sales of securities available-for-sale	3,303	35,075
Purchases of securities available-for-sale	(301,649)	(352,236)
Proceeds from sales of FHLBC/FRBC stock	2,561	-
Purchases of FHLBC/FRBC stock	(8,717)	-
Net change in loans	(443,628)	168,551
Proceeds from sales of other real estate owned, net of participations and improvements	941	607
Proceeds from disposition of premises and equipment	12,167	-
Net purchases of premises and equipment	(2,670)	(929)
Cash paid for acquisition, net of cash and cash equivalents acquired	(146)	-
Net cash used in investing activities	(506,355)	(57,001)
Cash flows from financing activities
Net change in deposits	(183,666)	177,256
Net change in securities sold under repurchase agreements	(14,840)	(24,018)
Net change in other short-term borrowings	25,000	-
Issuance of subordinated debentures, net of issuance costs	-	59,148
Repayment of term note	(3,000)	(3,000)
Net change in notes payable and other borrowings, excluding term note	(6,056)	(235)
Dividends paid on common stock	(6,650)	(3,177)
Purchase of treasury stock	(447)	(10,389)
Net cash (used in) provided by financing activities	(189,659)	195,585
Net change in cash and cash equivalents	(635,953)	189,350
Cash and cash equivalents at beginning of period	752,107	329,903
Cash and cash equivalents at end of period	$116,154	$519,253

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended
Balance, June 30, 2021	$34,957	$120,572	$255,536	$14,434	$(109,561)	$315,938
Net income			8,412			8,412
Other comprehensive loss, net of tax				(2,185)		(2,185)
Dividends declared and paid, ($0.05 per share)			(1,435)			(1,435)
Stock based compensation		502				502
Balance, September 30, 2021	$34,957	$121,074	$262,513	$12,249	$(109,561)	$321,232

Balance, June 30, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904
Net income			19,523			19,523
Other comprehensive loss, net of tax				(33,145)		(33,145)
Dividends declared and paid, ($0.05 per share)			(2,228)			(2,228)
Vesting of restricted stock		(304)			304	-
Stock based compensation		722				722
Purchase of treasury stock from taxes withheld on stock awards					(62)	(62)
Balance, September 30, 2022	$44,705	$201,700	$289,126	$(98,389)	$(3,428)	$433,714

For the Nine Months Ended
Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			29,111			29,111
Other comprehensive loss, net of tax				(2,513)		(2,513)
Dividends declared and paid, ($0.11 per share)			(3,177)			(3,177)
Vesting of restricted stock		(2,251)			2,251	-
Stock based compensation		1,113				1,113
Purchase of treasury stock from taxes withheld on stock awards					(577)	(577)
Purchase of treasury stock from stock repurchase program					(9,812)	(9,812)
Balance, September 30, 2021	$34,957	$121,074	$262,513	$12,249	$(109,561)	$321,232

Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			43,790			43,790
Other comprehensive loss, net of tax				(107,157)		(107,157)
Dividends declared and paid, ($0.15 per share)			(6,675)			(6,675)
Vesting of restricted stock		(2,919)			2,919	-
Stock based compensation		2,176				2,176
Purchase of treasury stock from taxes withheld on stock awards					(447)	(447)
Balance, September 30, 2022	$44,705	$201,700	$289,126	$(98,389)	$(3,428)	$433,714

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2021.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04 and ASU 2021-01 – In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors.

The Company formed a LIBOR transition team in 2019, and has developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company has completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, has met with its commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by Old Second National Bank (the “Bank”) for new loans to ensure appropriate fallback language is included.  We have discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems have been updated to handle multiple SOFR-based indexes and we continue to meet regularly to plan for the transition of existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2022-01 – On March 28, 2022, the FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.”  ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, and also interim periods within those fiscal years.   Early adoption is permitted if an entity has adopted ASU No. 2017-12 concurrently or prior.   The goal of this new hedging standard is to better align the economic results of risk management activities with hedge accounting, by allowing multiple layers of a single closed portfolio to be hedged, as compared to the single-layer, or last of layer method, allowed with the adoption of ASU 2017-12.

The Company is currently reviewing ASU 2022-01 for the impact to derivative measurement and disclosures, and will assess any revisions needed for reporting purposes in the next quarter.  We anticipate adopting ASU 2022-01 no later than January 1, 2023. We do not expect a material impact upon adoption.

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

The Company is currently reviewing ASU 2022-02 for the impact to TDR recognition, measurement and disclosures, and will assess any revisions needed for reporting purposes in the next quarter.  We anticipate adopting ASU 2022-02 as of January 1, 2023.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the third quarter of 2022, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On October 18, 2022, our Board of Directors declared a cash dividend of $0.05 per share payable on November 7, 2022, to stockholders of record as of October 28, 2022; dividends of $2.2 million are scheduled to be paid to stockholders on November 7, 2022.

Note 2 – Acquisition

On December 1, 2021, the Company completed its acquisition of West Suburban Bancorp, Inc. (“West Suburban”), a bank holding company, and its wholly owned subsidiary, West Suburban Bank, based in Lombard, Illinois, with operations throughout our existing market footprint.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $2.94 billion of assets, $1.50 billion of loans, $1.07 billion of securities, and $2.69 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of West Suburban common stock was exchanged for 42.413 shares of Company common stock, plus $271.15 of cash. This resulted in merger consideration of $295.2 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 15.7 million shares of the Company’s common stock and $100.7 million of cash.  Goodwill of $67.9 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of West Suburban was accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at December 1, 2021. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments. Estimated fair values which are subject to adjustment for up to one year after December 1, 2021 are considered final as of September 30, 2022.  Adjustments and reclasses between deferred tax assets and current taxes receivable, which is reported within other

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

assets, were identified during the quarter ended September 30, 2022 based on further analysis after West Suburban Bank tax filings were made. Deferred tax assets increased $3.7 million, which was offset by a decrease in current taxes receivable of $3.9 million, which resulted in an increase to goodwill of $146,000. None of the $67.9 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the preliminary purchase price allocation as of the December 1, 2021 closing date of the merger for the estimated fair value of the assets acquired and liabilities assumed, as recorded by the Company.

West Suburban Acquisition Summary
As of Date of Acquisition

December 1, 2021
Assets
Cash and due from banks	$16,794
Interest bearing deposits with financial institutions	232,880
Securities available-for-sale and held-to maturity, at fair value	1,067,517
FHLBC stock	3,340
Loans, net of allowance for credit losses Day One PCD loan adjustment	1,500,974
Premises and equipment	47,456
Other real estate owned	5,552
Core deposit intangible	14,772
Deferred tax assets	5,819
Other assets	48,838
Total assets	$2,943,942

Liabilities
Noninterest bearing demand	$1,070,980
Savings, NOW and money market	1,408,051
Time	215,205
Total deposits	2,694,236
Reserve for unfunded commitments	1,787
Other liabilities	20,629
Total liabilities	2,716,652

Cash consideration paid	100,679
Stock issued for acquisition	194,484
Total Liabilities Assumed and Cash and Stock Consideration Paid for Acquisition	$3,011,815
Goodwill	$67,873

Expenses related to the West Suburban acquisition totaled $650,000 and $9.5 million for the three month and nine month periods ended September 30, 2022 respectively, and $13.2 million during the year ended December 31, 2021, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

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

The following table presents the carrying amount of all acquired loans as of September 30, 2022 and December 31, 2021, including loans that, as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”):

Acquired Loan Detail	As of September 30, 2022			As of December 31, 2021
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
West Suburban acquired loans	$77,548	$1,171,877	$1,249,425	$102,409	$1,418,752	$1,521,161
ABC Bank acquired loans	2,114	44,082	46,196	4,547	64,236	68,783
Talmer Bank acquired loans	-	16,048	16,048	-	45,858	45,858
Total acquired loans net book value	$79,662	$1,232,007	$1,311,669	$106,956	$1,528,846	$1,635,802
Accretion recorded on acquired loans year to date	$782	$4,121	$4,903	$401	$565	$966
Accretion recorded on acquired unfunded commitments year to date			$670			$74

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $4.5 million at September 30, 2022, and $7.1 million at December 31, 2021.  FRBC stock was recorded at $14.9 million at September 30, 2022, and $6.2 million at December 31, 2021.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2022, and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$223,910	$-	$(12,813)	$211,097
U.S. government agencies	61,364	-	(5,401)	55,963
U.S. government agencies mortgage-backed	145,857	-	(18,231)	127,626
States and political subdivisions	243,515	1	(19,257)	224,259
Corporate bonds	10,000	-	(456)	9,544
Collateralized mortgage obligations	648,044	5	(60,203)	587,846
Asset-backed securities	227,130	23	(7,566)	219,587
Collateralized loan obligations	180,910	-	(7,073)	173,837
Total securities available-for-sale	$1,740,730	$29	$(131,000)	$1,609,759

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$202,251	$125	$(37)	$202,339
U.S. government agencies	62,587	-	(699)	61,888
U.S. government agencies mortgage-backed	172,016	856	(570)	172,302
States and political subdivisions	241,937	16,344	(672)	257,609
Corporate bonds	10,000	-	(113)	9,887
Collateralized mortgage obligations	673,238	2,014	(2,285)	672,967
Asset-backed securities	236,293	1,245	(661)	236,877
Collateralized loan obligations	79,838	3	(78)	79,763
Total securities available-for-sale	$1,678,160	$20,587	$(5,115)	$1,693,632

1 Excludes accrued interest receivable of $6.3 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2022, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$8,816	1.10%	$8,617
Due after one year through five years	303,411	1.05	284,480
Due after five years through ten years	44,313	2.63	39,593
Due after ten years	182,249	3.02	168,173
	538,789	1.85	500,863
Mortgage-backed and collateralized mortgage obligations	793,901	2.22	715,472
Asset-backed securities	227,130	3.39	219,587
Collateralized loan obligations	180,910	4.64	173,837
Total securities available-for-sale	$1,740,730	2.51%	$1,609,759

At September 30, 2022, the Company’s investments included $167.0 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $20.3 million, or 9.29%, of outstanding principal.

At September 30, 2022, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	5	$12,813	$211,097	-	$-	$-	5	$12,813	$211,097
U.S. government agencies	2	1,987	27,188	7	3,414	28,775	9	5,401	55,963
U.S. government agencies mortgage-backed	126	16,766	122,905	6	1,465	4,721	132	18,231	127,626
States and political subdivisions	79	18,155	219,497	3	1,102	4,510	82	19,257	224,007
Corporate bonds	1	286	4,715	1	170	4,829	2	456	9,544
Collateralized mortgage obligations	205	48,552	505,601	15	11,651	77,102	220	60,203	582,703
Asset-backed securities	44	6,553	196,221	6	1,013	11,524	50	7,566	207,745
Collateralized loan obligations	26	5,735	134,712	8	1,338	39,125	34	7,073	173,837
Total securities available-for-sale	488	$110,847	$1,421,936	46	$20,153	$170,586	534	$131,000	$1,592,522

	Less than 12 months			12 months or more
December 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$37	$49,719	-	$-	$-	1	$37	$49,719
U.S. government agencies	5	592	56,879	4	107	5,008	9	699	61,887
U.S. government agencies mortgage-backed	63	505	78,711	1	65	1,663	64	570	80,374
States and political subdivisions	7	55	8,430	1	617	4,051	8	672	12,481
Corporate bonds	2	113	9,887	-	-	-	2	113	9,887
Collateralized mortgage obligations	133	2,285	381,658	-	-	-	133	2,285	381,658
Asset-backed securities	20	608	103,819	3	53	3,276	23	661	107,095
Collateralized loan obligations	10	35	45,132	2	43	10,628	12	78	55,760
Total securities available-for-sale	241	$4,230	$734,235	11	$885	$24,626	252	$5,115	$758,861

Each quarter we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  No credit losses were determined to be present as of September 30, 2022, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the third quarter of 2022.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2022	2021	2022	2021
Proceeds from sales of securities	$-	$26,873	$3,303	$35,075
Gross realized gains on securities	$-	$262	$-	$267
Gross realized losses on securities [1]	(1)	(18)	(34)	(21)
Net realized (losses) gains	$(1)	$244	$(34)	$246
Income tax benefit (expense) on net realized (losses) gains	$1	$(69)	$10	$(70)
Effective tax rate applied	N/M	28.3%	29.4%	28.5%

1 The Company received proceeds of $7.5 million from the call of available for sale investment securities for the nine months ended September 30, 2022. A loss of $1,000 was recorded on the call of securities during the third quarter of 2022.

N/M - Not meaningful

As of September 30, 2022, securities valued at $578.5 million were pledged to secure deposits and borrowings, and for other purposes, an increase from $501.3 million of securities pledged at year-end 2021.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	September 30, 2022	December 31, 2021
Commercial [1]	$888,081	$771,474
Leases	251,603	176,031
Commercial real estate – investor	941,910	799,928
Commercial real estate – owner occupied	876,951	731,845
Construction	176,700	206,132
Residential real estate – investor	59,580	63,399
Residential real estate – owner occupied	220,969	213,248
Multifamily	322,856	309,164
HELOC	116,108	126,290
Other [2]	14,576	23,293
Total loans	3,869,334	3,420,804
Allowance for credit losses on loans	(48,847)	(44,281)
Net loans [3]	$3,820,487	$3,376,523

1 Includes $2.4 million and $38.4 million of Paycheck Protection Program (“PPP”) loans at September 30, 2022 and December 31, 2021, respectively.

2 The “Other” segment includes consumer and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $13.7 million and $9.2 million at September 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

listed above represent 70.2% and 71.6% of the portfolio at September 30, 2022, and December 31, 2021, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2022 and 2021:

		(Release of)
	Beginning	Provision for			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2022
Commercial	$14,114	$(919)	$67	$47	$13,175
Leases	1,736	(24)	178	-	1,534
Commercial real estate – investor	9,436	256	124	19	9,587
Commercial real estate – owner occupied	11,478	3,618	12	87	15,171
Construction	1,535	9	-	-	1,544
Residential real estate – investor	661	147	-	8	816
Residential real estate – owner occupied	1,869	149	-	113	2,131
Multifamily	2,434	33	-	63	2,530
HELOC	1,542	386	-	35	1,963
Other	583	(128)	103	44	396
	$45,388	$3,527	$484	$416	$48,847

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2022
Commercial	$11,751	$1,488	$149	$85	$13,175
Leases	3,480	(1,768)	178	-	1,534
Commercial real estate – investor	10,795	(664)	604	60	9,587
Commercial real estate – owner occupied	4,913	10,289	133	102	15,171
Construction	3,373	(1,829)	-	-	1,544
Residential real estate – investor	760	33	-	23	816
Residential real estate – owner occupied	2,832	(919)	-	218	2,131
Multifamily	3,675	(1,208)	-	63	2,530
HELOC	2,510	(649)	-	102	1,963
Other	192	404	320	120	396
	$44,281	$5,177	$1,384	$773	$48,847

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2021
Commercial	$2,601	$82	$23	$25	$2,685
Leases	3,388	(41)	4	-	3,343
Commercial real estate – investor	9,003	(799)	101	18	8,121
Commercial real estate – owner occupied	2,520	8	5	7	2,530
Construction	3,048	(175)	-	-	2,873
Residential real estate – investor	975	(287)	-	7	695
Residential real estate – owner occupied	1,866	(116)	-	18	1,768
Multifamily	3,266	(121)	183	-	2,962
HELOC	1,833	(23)	-	28	1,838
Other	139	19	53	29	134
	$28,639	$(1,453)	$369	$132	$26,949

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
Allowance for credit losses	Beginning	(Release of)			Ending
Nine months ended September 30, 2021	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$2,812	$43	$232	$62	$2,685
Leases	3,888	(513)	32	-	3,343
Commercial real estate – investor	7,899	265	101	58	8,121
Commercial real estate – owner occupied	3,557	(1,213)	39	225	2,530
Construction	4,054	(1,181)	-	-	2,873
Residential real estate – investor	1,740	(1,328)	-	283	695
Residential real estate – owner occupied	2,714	(1,074)	-	128	1,768
Multifamily	3,625	(480)	183	-	2,962
HELOC	1,948	(222)	17	129	1,838
Other	1,618	(1,483)	108	107	134
	$33,855	$(7,186)	$712	$992	$26,949

The ACL on loans excludes $4.4 million, $4.5 million and $2.2 million of allowance for unfunded commitments as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of September 30, 2022 and December 31, 2021 excludes the purchase accounting adjustment of $1.0 million and $1.7 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of September 30, 2022 and December 31, 2021:

		Accounts				ACL
September 30, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$895	$8,748	$4	$1,090	$10,737	$1,453
Leases	-	-	1,821	-	1,821	11
Commercial real estate – investor	17,389	-	-	-	17,389	2,891
Commercial real estate – owner occupied	20,667	-	-	2,379	23,046	6,033
Construction	-	-	-	-	-	-
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,773	-	-	-	1,773	248
Multifamily	672	-	-	-	672	-
HELOC	190	-	-	-	190	-
Other	-	-	-	-	-	-
Total	$42,261	$8,748	$1,825	$3,469	$56,303	$10,636

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,986	$9,901	$-	$-	$11,887	$2,677
Leases	-	-	3,249	505	3,754	811
Commercial real estate – investor	5,693	-	-	-	5,693	-
Commercial real estate – owner occupied	9,147	-	-	2,490	11,637	362
Construction	2,104	-	-	-	2,104	992
Residential real estate – investor	925	-	-	-	925	-
Residential real estate – owner occupied	4,271	-	-	-	4,271	276
Multifamily	1,845	-	-	-	1,845	75
HELOC	1,006	-	-	-	1,006	190
Other	-	-	-	7	7	4
Total	$26,977	$9,901	$3,249	$3,002	$43,129	$5,387

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,228	$1,012	$1,153	$3,393	$884,688	$888,081	$-
Leases	602	187	67	856	250,747	251,603	-
Commercial real estate – investor	-	1,457	17,945	19,402	922,508	941,910	12,833
Commercial real estate – owner occupied	723	-	3,091	3,814	873,137	876,951	-
Construction	314	-	7,380	7,694	169,006	176,700	7,380
Residential real estate – investor	457	68	1,040	1,565	58,015	59,580	283
Residential real estate – owner occupied	644	424	2,451	3,519	217,450	220,969	235
Multifamily	1,023	-	672	1,695	321,161	322,856	-
HELOC	635	-	630	1,265	114,843	116,108	21
Other	33	8	-	41	14,535	14,576	-
Total	$5,659	$3,156	$34,429	$43,244	$3,826,090	$3,869,334	$20,752

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2021 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,407	$1,413	$1,828	$6,648	$764,826	$771,474	$1,396
Leases	125	-	1,571	1,696	174,335	176,031	-
Commercial real estate – investor	-	267	1,107	1,374	798,554	799,928	-
Commercial real estate – owner occupied	2,324	500	4,848	7,672	724,173	731,845	1,594
Construction	854	-	-	854	205,278	206,132	-
Residential real estate – investor	395	470	792	1,657	61,742	63,399	23
Residential real estate – owner occupied	1,994	591	3,077	5,662	207,586	213,248	97
Multifamily	-	1,046	-	1,046	308,118	309,164	-
HELOC	193	23	398	614	125,676	126,290	-
Other	50	46	23	119	23,174	23,293	-
Total	$9,342	$4,356	$13,644	$27,342	$3,393,462	$3,420,804	$3,110

1 Loans modified under the CARES Act were considered current if they were in compliance with the modified terms.

The table presents all nonaccrual loans as of September 30, 2022, and December 31, 2021:

Nonaccrual loan detail	September 30, 2022	With no ACL	December 31, 2021	With no ACL
Commercial	$8,821	$5,449	$11,894	$9,217
Leases	235	235	3,754	2,943
Commercial real estate – investor	5,112	2,018	5,694	5,694
Commercial real estate – owner occupied	9,581	7,035	11,637	11,205
Construction	145	145	160	160
Residential real estate – investor	1,097	1,097	876	876
Residential real estate – owner occupied	3,552	3,304	4,898	4,622
Multifamily	1,559	1,559	1,573	1,573
HELOC	2,022	2,022	1,042	852
Other	2	2	3	3
Total	$32,126	$22,866	$41,531	$37,145

The Company recognized $142,000 of interest on nonaccrual loans during the nine months ended September 30, 2022.

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

Credit quality indicators by loan segment and loan origination date at September 30, 2022 were as follows:

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$170,428	$77,354	$23,879	$14,671	$8,502	$5,253	$527,792	$473	$828,352
Special Mention	3,030	3,137	1,274	2,528	-	-	18,038	-	28,007
Substandard	5,407	2,976	3,214	12,833	15	60	7,217	-	31,722
Total commercial	178,865	83,467	28,367	30,032	8,517	5,313	553,047	473	888,081

Leases
Pass	122,629	69,757	30,415	21,531	5,628	1,408	-	-	251,368
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	93	142	-	-	-	-	235
Total leases	122,629	69,757	30,508	21,673	5,628	1,408	-	-	251,603

Commercial real estate – investor
Pass	335,320	238,901	148,301	65,813	49,805	60,056	6,960	-	905,156
Special Mention	5,353	-	-	-	-	3,149	-	-	8,502
Substandard	-	2,018	-	23,140	-	3,094	-	-	28,252
Total commercial real estate – investor	340,673	240,919	148,301	88,953	49,805	66,299	6,960	-	941,910

Commercial real estate – owner occupied
Pass	164,067	241,671	103,552	48,982	51,399	100,087	33,753	-	743,511
Special Mention	8,429	8,600	53,299	19,102	244	1,068	-	-	90,742
Substandard	2,625	17,316	1,135	18,309	-	3,313	-	-	42,698
Total commercial real estate – owner occupied	175,121	267,587	157,986	86,393	51,643	104,468	33,753	-	876,951

Construction
Pass	27,377	77,625	44,138	2,460	2,886	1,435	2,560	-	158,481
Special Mention	-	1,465	5,181	10,226	-	-	-	-	16,872
Substandard	1,232	-	-	115	-	-	-	-	1,347
Total construction	28,609	79,090	49,319	12,801	2,886	1,435	2,560	-	176,700

Residential real estate – investor
Pass	13,481	10,482	7,079	9,508	5,246	11,285	1,214	-	58,295
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	175	-	-	499	189	422	-	-	1,285
Total residential real estate – investor	13,656	10,482	7,079	10,007	5,435	11,707	1,214	-	59,580

Residential real estate – owner occupied
Pass	36,688	45,430	29,163	16,407	12,421	74,772	1,565	-	216,446
Special Mention	-	594	-	-	-	-	-	-	594
Substandard	-	272	239	725	132	2,561	-	-	3,929
Total residential real estate – owner occupied	36,688	46,296	29,402	17,132	12,553	77,333	1,565	-	220,969

Multifamily
Pass	71,830	108,581	53,862	15,559	56,411	7,538	101	155	314,037
Special Mention	-	-	-	6,837	-	-	-	-	6,837
Substandard	1,095	-	-	-	608	279	-	-	1,982
Total multifamily	72,925	108,581	53,862	22,396	57,019	7,817	101	155	322,856

HELOC
Pass	1,909	517	1,512	1,728	661	2,616	104,776	-	113,719
Special Mention	-	-	-	-	-	-	111	-	111
Substandard	63	-	-	-	70	210	1,935	-	2,278
Total HELOC	1,972	517	1,512	1,728	731	2,826	106,822	-	116,108

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Other
Pass	2,892	3,102	501	166	57	122	7,734	-	14,574
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2	-	-	-	-	-	2
Total other	2,892	3,102	503	166	57	122	7,734	-	14,576

Total loans
Pass	946,621	873,420	442,402	196,825	193,016	264,572	686,455	628	3,603,939
Special Mention	16,812	13,796	59,754	38,693	244	4,217	18,149	-	151,665
Substandard	10,597	22,582	4,683	55,763	1,014	9,939	9,152	-	113,730
Total loans	$974,030	$909,798	$506,839	$291,281	$194,274	$278,728	$713,756	$628	$3,869,334

Credit quality indicators by loan segment and loan origination date at December 31, 2021, were as follows:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$192,258	$50,638	$38,614	$28,177	$5,176	$10,945	$408,394	$30	$734,232
Special Mention	44	84	694	-	-	-	3,708	-	4,530
Substandard	9,498	4,048	14,121	326	-	75	4,644	-	32,712
Total commercial	201,800	54,770	53,429	28,503	5,176	11,020	416,746	30	771,474

Leases
Pass	83,402	44,129	32,259	8,950	1,170	2,367	-	-	172,277
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2,834	623	-	297	-	-	3,754
Total leases	83,402	44,129	35,093	9,573	1,170	2,664	-	-	176,031

Commercial real estate – investor
Pass	245,346	175,218	118,697	85,049	64,810	55,523	18,602	-	763,245
Special Mention	15,466	-	10,550	-	-	-	-	-	26,016
Substandard	2,238	2,378	451	181	3,612	1,807	-	-	10,667
Total commercial real estate – investor	263,050	177,596	129,698	85,230	68,422	57,330	18,602	-	799,928

Commercial real estate – owner occupied
Pass	290,225	155,353	90,325	60,915	54,236	59,887	2,522	-	713,463
Special Mention	-	-	2,953	-	-	-	-	-	2,953
Substandard	8,318	942	1,686	-	1,251	3,232	-	-	15,429
Total commercial real estate – owner occupied	298,543	156,295	94,964	60,915	55,487	63,119	2,522	-	731,845

Construction
Pass	88,620	65,629	37,169	2,727	477	1,193	1,143	-	196,958
Special Mention	-	2,138	4,932	-	-	-	-	-	7,070
Substandard	160	-	-	1,944	-	-	-	-	2,104
Total construction	88,780	67,767	42,101	4,671	477	1,193	1,143	-	206,132

Residential real estate – investor
Pass	13,371	9,758	13,084	6,392	7,059	10,602	1,868	-	62,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	121	144	-	197	385	418	-	-	1,265
Total residential real estate – investor	13,492	9,902	13,084	6,589	7,444	11,020	1,868	-	63,399

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Residential real estate – owner occupied
Pass	48,009	31,912	20,990	13,304	30,562	60,661	2,052		-	207,490
Special Mention	659	-	-	-	-	-	-		-	659
Substandard	322	183	6	1,219	176	3,193	-		-	5,099
Total residential real estate – owner occupied	48,990	32,095	20,996	14,523	30,738	63,854	2,052		-	213,248

Multifamily
Pass	109,175	71,748	39,293	61,190	11,399	7,117	64		-	299,986
Special Mention	-	-	6,900	-	-	-	-		-	6,900
Substandard	433	-	-	1,543	302	-	-		-	2,278
Total multifamily	109,608	71,748	46,193	62,733	11,701	7,117	64		-	309,164

HELOC
Pass	907	2,091	2,131	805	1,667	12,315	104,843		-	124,759
Special Mention	-	-	-	-	-	-	108		-	108
Substandard	-	-	-	17	12	376	1,018		-	1,423
Total HELOC	907	2,091	2,131	822	1,679	12,691	105,969		-	126,290

Other
Pass	8,659	1,099	437	254	1,414	4,214	7,206	-	-	23,283
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	3	-	7	-	-	-		-	10
Total other	8,659	1,102	437	261	1,414	4,214	7,206		-	23,293

Total loans
Pass	1,079,972	607,575	392,999	267,763	177,970	224,824	546,694		30	3,297,827
Special Mention	16,169	2,222	26,029	-	-	-	3,816		-	48,236
Substandard	21,090	7,698	19,098	6,057	5,738	9,398	5,662		-	74,741
Total loans	$1,117,231	$617,495	$438,126	$273,820	$183,708	$234,222	$556,172		$30	$3,420,804

The Company had $659,000 and $488,000 in residential real estate loans in the process of foreclosure as of September 30, 2022, and December 31, 2021, respectively.

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

There were no TDR loan modifications for the three months ended September 30, 2022 and two TDR loan modifications for an aggregate of $39,000 for the nine months ended September 30, 2022.  There was no TDR activity for the three and nine months ended September 30, 2021.  TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended September 30, 2022, and September 30, 2021, for loans that were restructured within the prior 12 month period.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2022	2021	2022	2021
Balance at beginning of period	$1,624	$1,877	$2,356	$2,474
Property additions, net of acquisition adjustments	-	70	87	70
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	63	37	778	567
Period valuation (write-up)/write-down	-	(2)	104	65
Balance at end of period	$1,561	$1,912	$1,561	$1,912

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$920	$1,296	$1,179	$1,643
(Release of) provision for unrealized losses	-	(2)	104	65
Reductions taken on sales	(64)	(129)	(427)	(543)
Balance at end of period	$856	$1,165	$856	$1,165

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain on sales, net	$(33)	$(5)	$(163)	$(40)
(Release of) provision for unrealized losses	-	(2)	104	65
Operating expenses	58	32	159	117
Less:
Lease revenue	4	-	4	4
Net OREO expense	$21	$25	$96	$138

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2022	December 31, 2021
Noninterest bearing demand	$2,098,144	$2,093,494
Savings	1,164,036	1,178,575
NOW accounts	630,747	587,381
Money market accounts	931,813	1,102,972
Certificates of deposit of less than $100,000	258,071	296,298
Certificates of deposit of $100,000 through $250,000	148,411	138,794
Certificates of deposit of more than $250,000	50,137	68,718
Total deposits	$5,281,359	$5,466,232

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2022, and December 31, 2021.  Junior subordinated debentures are discussed in more detail in Note 8:

	September 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$35,497	$50,337
Other short-term borrowings	25,000	-
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,275	59,212
Senior notes	44,559	44,480
Notes payable and other borrowings	10,000	19,074
Total borrowings	$200,104	$198,876

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $35.5 million at September 30, 2022, and $50.3 million at December 31, 2021.  The fair value of the pledged collateral was $72.4 million at September 30, 2022, and $113.0 million at December 31, 2021.  At September 30, 2022, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2022, the Bank had $25.0 million in short-term advances outstanding under the FHLBC.  There were no short-term advances as of December 31, 2021. The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018.  The remaining balance of $5.9 million was paid off in full during the second quarter of 2022. FHLB stock held at September 30, 2022 was valued at $4.5 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $861.1 million, which carried a FHLBC-calculated combined collateral value of $576.7 million.  The Company had excess collateral of $536.7 million available to secure borrowings at September 30, 2022.

The Company also had $44.6 million and $44.5 million of senior notes outstanding, net of deferred issuance costs, as of September 30, 2022 and December 31, 2021, respectively.  The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

of September 30, 2022, and December 31, 2021, unamortized debt issuance costs related to the senior notes were $441,000 and $520,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $10.0 million is outstanding as of September 30, 2022, with a correspondent bank. The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal payments quarterly and interest payments monthly, and the balance of this note is included within Notes Payable and Other Borrowings on the Consolidated Balance Sheet.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

In the second quarter of 2021, we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined in the Note) plus 273 basis points, payable quarterly in arrears. As of September 30, 2022, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.39% and 4.40% for the quarters ended September 30, 2022 and September 30, 2021, respectively.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheet, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2022, and December 31, 2021, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2022, 1,176,903 shares remained available for issuance under the 2019 Plan.

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

Awards of restricted stock units under the 2019 Plan generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the 2019 Plan are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units  Generally, restricted stock and restricted stock units granted under the Plan vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.

There were 268,160 and 222,464 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2022 and September 30, 2021, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2019 Plan was $2.2 million in the first nine months of 2022 and $1.2 million for the first nine months ended of 2021.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2022, is as follows:

	September 30, 2022
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	540,306	$12.04
Granted	268,160	14.25
Vested	(143,437)	12.75
Forfeited	(17,144)	12.49
Unvested at September 30	647,885	$12.79

Total unrecognized compensation cost of restricted awards was $4.5 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 2.01 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Weighted-average common shares outstanding	44,565,626	28,707,737	44,509,072	28,925,612
Net income	$19,523	$8,412	$43,790	$29,111
Basic earnings per share	$0.43	$0.30	$0.98	$1.01

Diluted earnings per share:
Weighted-average common shares outstanding	44,565,626	28,707,737	44,509,072	28,925,612
Dilutive effect of unvested restricted awards [1]	655,915	522,543	698,920	533,194
Diluted average common shares outstanding	45,221,541	29,230,280	45,207,992	29,458,806

Net Income	$19,523	$8,412	$43,790	$29,111
Diluted earnings per share	$0.43	$0.29	$0.97	$0.99

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2022, the Bank exceeded those thresholds.

At September 30, 2022, the Bank’s Tier 1 capital leverage ratio was 9.24%, a decrease of 34 basis points from December 31, 2021, but is above the 8.00% objective.  The Bank’s total capital ratio was 12.64%, a decrease of 82 basis points from December 31, 2021, but also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2022, and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$434,155	9.16%	$331,778	7.00%	N/A	N/A
Old Second Bank	550,635	11.60	332,280	7.00	$308,545	6.50%
Total capital to risk weighted assets
Consolidated	568,429	11.99	497,790	10.50	N/A	N/A
Old Second Bank	599,909	12.64	498,342	10.50	474,612	10.00
Tier 1 capital to risk weighted assets
Consolidated	459,155	9.68	403,184	8.50	N/A	N/A
Old Second Bank	550,635	11.60	403,483	8.50	379,748	8.00
Tier 1 capital to average assets
Consolidated	459,155	7.70	238,522	4.00	N/A	N/A
Old Second Bank	550,635	9.24	238,370	4.00	297,963	5.00

December 31, 2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$394,421	9.46%	$291,855	7.00%	N/A	N/A
Old Second Bank	514,992	12.41	290,487	7.00	$269,738	6.50%
Total capital to risk weighted assets
Consolidated	522,932	12.55	437,513	10.50	N/A	N/A
Old Second Bank	558,503	13.46	435,682	10.50	414,935	10.00
Tier 1 capital to risk weighted assets
Consolidated	419,421	10.06	354,382	8.50	N/A	N/A
Old Second Bank	514,992	12.41	352,734	8.50	331,985	8.00
Tier 1 capital to average assets
Consolidated	419,421	7.81	214,812	4.00	N/A	N/A
Old Second Bank	514,992	9.58	215,028	4.00	268,785	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of September 30, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of September 30, 2022, the Bank had capacity to pay dividends of $17.7 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules that came into effect January 1, 2015, and were fully phased in as of January 1, 2019, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At September 30, 2022 and 2021, there were no transfers between levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2022, and December 31, 2021, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$211,097	$-	$-	$211,097
U.S. government agencies	-	55,963	-	55,963
U.S. government agencies mortgage-backed	-	127,626	-	127,626
States and political subdivisions	-	210,950	13,309	224,259
Corporate bonds	-	9,544	-	9,544
Collateralized mortgage obligations	-	587,846	-	587,846
Asset-backed securities	-	219,587	-	219,587
Collateralized loan obligations	-	173,837	-	173,837
Loans held-for-sale	-	1,297	-	1,297
Mortgage servicing rights	-	-	11,461	11,461
Interest rate swap agreements, including risk participation agreement	-	6,624	-	6,624
Mortgage banking derivatives	-	188	-	188
Total	$211,097	$1,393,462	$24,770	$1,629,329

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,278	$-	$12,278
Total	$-	$12,278	$-	$12,278

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$202,339	$-	$-	$202,339
U.S. government agencies	-	61,888	-	61,888
U.S. government agencies mortgage-backed	-	172,302	-	172,302
States and political subdivisions	-	242,373	15,236	257,609
Corporate bonds	-	9,887	-	9,887
Collateralized mortgage obligations	-	672,967	-	672,967
Asset-backed securities	-	236,877	-	236,877
Collateralized loan obligations	-	79,763	-	79,763
Loans held-for-sale	-	4,737	-	4,737
Mortgage servicing rights	-	-	7,097	7,097
Interest rate swap agreements	-	3,494	-	3,494
Mortgage banking derivatives	-	508	-	508
Total	$202,339	$1,484,796	$22,333	$1,709,468

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$6,809	$-	$6,809
Total	$-	$6,809	$-	$6,809

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$15,236	$7,097
Total gains or losses
Included in earnings	(98)	4,384
Included in other comprehensive loss	(1,333)	-
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	519	756
Settlements	(1,015)	(776)
Ending balance September 30, 2022	$13,309	$11,461

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Nine Months Ended September 30, 2021
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2021	$4,319	$4,224
Total gains or losses
Included in earnings	(7)	840
Included in other comprehensive income	812	-
Purchases, issuances, sales, and settlements
Purchases	748	-
Issuances	-	1,298
Settlements	(312)	(1,042)
Ending balance September 30, 2021	$5,560	$5,320

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$13,309	Discounted Cash Flow	Discount Rate	2.9 - 5.4%	4.8%
			Liquidity Premium	0.4 - 1.3%	0.5%

Mortgage servicing rights	$11,461	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	0.0 - 12.8%	6.1%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2021:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$15,236	Discounted Cash Flow	Discount Rate	0.6 - 3.5%	2.8%
			Liquidity Premium	0.3 - 2.4%	0.6%

Mortgage servicing rights	$7,097	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 36.6%	11.9%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated (formerly, impaired) loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$51,354	$51,354
Other real estate owned, net[2]	-	-	1,561	1,561
Total	$-	$-	$52,915	$52,915

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $68.1 million and a valuation allowance of $16.7 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $11.3 million for the nine months ended September 30, 2022.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.6 million at September 30, 2022, which is made up of the outstanding balance of $2.5 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $856,000.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value. The fair value of loans and leases at September 30, 2022 and December 31, 2021, was estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$64,903	$64,903	$64,903	$-	$-
Interest earning deposits with financial institutions	51,251	51,251	51,251	-	-
Securities available-for-sale	1,609,759	1,609,759	211,097	1,385,353	13,309
FHLBC and FRBC stock	19,413	19,413	-	19,413	-
Loans held-for-sale	1,297	1,297	-	1,297	-
Net loans	3,820,487	3,694,682	-	-	3,694,682
Mortgage servicing rights	11,461	11,461	-	-	11,461
Interest rate swap agreements	6,602	6,602	-	6,602	-
Interest rate lock commitments and forward contracts	188	188	-	188	-
Interest receivable on securities and loans	20,133	20,133	-	20,133	-

Financial liabilities:
Noninterest bearing deposits	$2,098,144	$2,098,144	$2,098,144	$-	$-
Interest bearing deposits	3,183,215	3,166,428	-	3,166,428	-
Securities sold under repurchase agreements	35,497	35,497	-	35,497	-
Other short-term borrowings	25,000	25,000	-	25,000	-
Junior subordinated debentures	25,773	21,650	-	21,650	-
Subordinated debentures	59,275	51,985	-	51,985	-
Senior notes	44,559	44,469	44,469	-	-
Note payable and other borrowings	10,000	9,970	-	9,970	-
Interest rate swap agreements	12,277	12,277	-	12,277	-
Interest payable on deposits and borrowings	2,067	2,067	-	2,067	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In December of 2019, the Company also executed a loan pool hedge of $50 million to convert variable rate loans to a fixed rate index for a five year term.  In August of 2022, the Company also executed two loan pool hedges of $100 million each to convert variable rate loans to a fixed rate index for a three year term.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest income/expense in the same period(s) during

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $3.5 million will be reclassified as a decrease to interest income and an additional $401,000 will be reclassified as a decrease to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2022, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

In December 2019, the Company also executed a loan pool hedge of $50.0 million to convert variable rate loans to a fixed rate index for a five year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s LIBOR-based loans.  In August 2022, the Company also executed two loan pool hedges of $100.0 million each to convert variable rate loans to a fixed rate index for a three year term.  This transaction falls under hedge accounting standards and is paired against a pool of the Bank’s SOFR-based loans.  Overall, the new swap only bolsters income in down rate scenarios by a modest degree.  We consider the current level of interest rate risk to be moderate but intend to continue looking for market opportunities to hedge further.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank held $5.0 million of cash collateral and $180,000 of cash collateral related to one correspondent financial institution to cover the loan pool hedge mark to market valuation at September 30, 2022 and December 31, 2021, respectively.  The Bank had $9.8 million of cash collateral at two correspondent financial institutions to support interest rate swap activity and $17.2 million of cash collateral held by one correspondent financial institution to support interest rate swap activity. No investment securities were required to be pledged to any correspondent financial institution at September 30, 2022 and December 31, 2021, respectively.  At September 30, 2022, the notional amount of non-hedging interest rate swaps was $114.5 million with a weighted average maturity of 5.6 years.  At December 31, 2021, the notional amount of non-hedging interest rate swaps was $165.0 million with a weighted average maturity of 3.9 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2022 and December 31, 2021.

Fair Value of Derivative Instruments

			September 30, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,687	Other Liabilities	8,362
Total derivatives designated as hedging instruments				2,687		8,362

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	22	114,511	Other Assets	3,915	Other Liabilities	3,915
Interest rate lock commitments and forward contracts	58	15,552	Other Assets	188	Other Liabilities	-
Other contracts	3	28,526	Other Assets	22	Other Liabilities	1
Total derivatives not designated as hedging instruments				4,125		3,916

			December 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	808	Other Liabilities	4,102
Total derivatives designated as hedging instruments				808		4,102

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	165,005	Other Assets	2,686	Other Liabilities	2,686
Interest rate lock commitments and forward contracts	87	34,414	Other Assets	508	Other Liabilities	-
Other contracts	3	17,173	Other Assets	-	Other Liabilities	21
Total derivatives not designated as hedging instruments				3,194		2,707

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $4.1 million as of September 30, 2022, and $1.8 million as of September 30, 2021.  The amount of the gain reclassified from AOCI to interest income on the income statement was $15,000 and $40,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2022, and December 31, 2021.

The following table is a summary of letter of credit commitments:

	September 30, 2022			December 31, 2021
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$3,424	$15,000	$18,424	$384	$17,474	$17,858
Commercial standby	-	-	-	-	-	-
Performance standby	3,947	10,799	14,746	456	14,907	15,363
	7,371	25,799	33,170	840	32,381	33,221
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$7,371	$25,866	$33,237	$840	$32,448	$33,288

Unused loan commitments:	$197,499	$779,515	$977,014	$84,225	$895,665	$979,890

As of September 30, 2022, the Company evaluated current market conditions, including any impacts related to COVID-19, market interest rate changes, and unused line of credit utilization trends during the third quarter of 2022, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $4.4 million, excluding a $1.0 million purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant increase in the ACL for unfunded commitments of $749,000 for the third quarter of 2022, compared to the prior quarter end, is primarily related to a $973,000 increase in the commercial unfunded commitments funding rate assumptions based on our analysis of the last 12 months of utilization, decreased by accretion of $224,000 to interest income of the purchase accounting adjustment.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheet, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, and our financial condition at September 30, 2022, compared to December 31, 2021.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2021.  The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2022 and 2021 amounts are unaudited.

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

As we continue to consolidate operations, nine branches designated as held for sale with a net book value of $5.8 million are reported within fixed assets at September 30, 2022.  During the nine months ended September 30, 2022, we sold nine branches, resulting in $977,000 of net gains on sale, after closing costs.

COVID-19 Update

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on the Company. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our customers as of September 30, 2022. While the vaccine remains readily available, the longer term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including a resurgence of COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine or any boosters along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the Company.

Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operations and financial condition.  For the year ended December 31, 2020, we determined it prudent to increase our allowance for credit losses to $33.9 million, driven by both our adoption of the Current Expected Credit Losses (“CECL”) methodology and the expected impact of the COVID-19 pandemic and market interest rate reductions in anticipation of continued market risk and uncertainty.  In 2021, due to the lack of significant net charge-offs projected with the 2020 forecast, and a more favorable forecast for the estimated life of loans, we reversed $9.5 million of our legacy allowance for credit losses, but recorded $12.1 million of Day One credit marks to the allowance for credit losses, as well as $12.2 million of Day Two adjustments on non-purchase credit deteriorated life of loan loss estimates, each stemming from the West Suburban acquisition.  During the first nine months of 2022, we recorded $5.2 million of provision for credit losses on loans primarily due to loan growth as well as our assessment of loan metrics and nonperforming loan trends.  In addition, we also recorded a reduction of $126,000 in our allowance for credit losses on unfunded commitments, primarily due to a review of credit line utilization rates. These adjustments resulted in a net provision for credit losses expense of $5.1 million for the September 30, 2022 year to date period.

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

As of September 30, 2022 and December 31, 2021, we had $86.5 million and $86.3 million of goodwill, respectively.  This reflected a $146,000 increase from the prior quarter and prior year-end as a deferred tax asset and current taxes receivable analysis was performed after the filing of West Suburban Bank related tax returns, with the resultant reclassifications impacting goodwill. At November 30, 2021, we performed our recurring annual review for any goodwill impairment.  We determined no goodwill impairment existed, however, further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations and financial condition.

Lending Operations and Accommodations to Borrowers

To more fully support our customers during the pandemic, we established client assistance programs, including offering commercial, consumer, and mortgage loan payment deferrals for certain clients.  During 2020 and 2021, we executed 509 of these deferrals on loan balances of $242.7 million. As of September 30, 2022, all COVID-related loan deferrals had resumed payments or paid off.

During 2020 and 2021, as part of the SBA Paycheck Protection Program (“PPP”), we processed 1,320 PPP loan applications, representing a total of $199.0 million, and we acquired $20.8 million PPP loans from our acquisition of West Suburban. We started the application process for loan forgiveness for PPP loans in October 2020, and we continued to receive funds for forgiven loans from both the first and second round of PPP loans through September 2022.  As of September 30, 2022, we had 19 loans, which totaled $2.4 million, still outstanding under the PPP program.  We expect the application process for loan forgiveness to continue through the fourth quarter of 2022, with funds to be received from the SBA for the forgiven loans through the remainder of 2022.

Capital and Liquidity

As of September 30, 2022, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Financial Overview

Net income for the third quarter of 2022 was $19.5 million, or $0.43 per diluted share, compared to $8.4 million, or $0.29 per diluted share, for the third quarter of 2021. The increase was primarily due to our acquisition of West Suburban, which resulted in growth in net interest income and noninterest income, partially offset by higher noninterest expense, which included $1.1 million in acquisition-related costs net of losses on sales of branches in the third quarter of 2022. Adjusted net income, a non-GAAP financial measure that excludes merger-related costs, net of gains/(losses) on branch sales, and gains on the sale of a Visa credit card portfolio and a land trust portfolio, was $19.6 million for the third quarter of 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 42, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Net Income
Income before income taxes (GAAP)	$26,577	$16,676	$11,329
Pre-tax income adjustments:
Merger-related costs, net of gains/losses on branch sales	1,061	2,131	-
Gains on the sale of Visa credit card and land trust portfolios	(923)	-	-
Adjusted net income before taxes	26,715	18,807	11,329
Taxes on adjusted net income	7,091	4,995	2,917
Adjusted net income (non-GAAP)	$19,624	$13,812	$8,412

Basic earnings per share (GAAP)	$0.43	$0.28	$0.30
Diluted earnings per share (GAAP)	0.43	0.27	0.29
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.44	0.31	0.30
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.43	0.31	0.29

The following provides an overview of some of the factors impacting our financial performance for the three month period ended September 30, 2022, compared to the like period ended September 30, 2021:

●	Net interest and dividend income was $55.6 million for the third quarter of 2022, compared to $22.6 million for the third quarter of 2021. Growth in interest and dividend income in the third quarter of 2022 was primarily due to our acquisition of West Suburban resulting in additional loan and securities income.

●	We recorded a net provision for credit losses of $4.5 million in the third quarter of 2022, driven by a $3.5 million increase in the allowance for credit losses on loans due to loan growth in the portfolio, coupled with an increase of $973,000 in our allowance for unfunded commitments. We recorded a $1.5 million release of provision expense in the third quarter of 2021.

●	Noninterest income was $11.5 million for the third quarter of 2022, compared to $9.3 million for the third quarter of 2021, an increase of $2.2 million, or 23.1%. Contributing to the increase was growth in service charges on deposits and card related income resulting primarily from the West Suburban acquisition and resultant additional fee income. These increases were partially offset by a decrease of $1.7 million of net gain on sale of mortgage loans from $2.2 million in the third quarter 2021 to $449,000 in the third quarter of 2022.

●	Noninterest expense was $36.0 million for the third quarter of 2022, compared to $22.1 million for the third quarter of 2021, an increase of $13.9 million, or 62.6%. Contributing to the increase was growth in salaries and employee benefits and occupancy, furniture and equipment expenses in the third quarter of 2022, primarily stemming from the additional employees and branches due to the West Suburban acquisition. In addition, we recorded $650,000 of acquisition-related costs in the third quarter of 2022, primarily from $188,000 of management consulting expense and $343,000 other expense related to the West Suburban acquisition. The $343,000 of other expenses was primarily due to the timing of a loan documentation storage project of $143,000 and debit card interchange fees of $150,000.

●	We had a provision for income tax expense of $7.1 million for the third quarter of 2022, compared to a provision for income tax expense of $2.9 million for the third quarter of 2021. The increase in tax expense for the third quarter of 2022 was due to an increase in pre-tax income, compared to the year over year quarter.

●	Our community-focused banking franchise experienced growth of $448.5 million in total loans at September 30, 2022, compared to the year ended December 31, 2021, and an increase of $2.0 billion in total loans compared to the third quarter of 2021, as we acquired $1.50 billion of loans in the West Suburban acquisition. We believe we are positioned for continued loan growth as we continue to serve our customers’ needs in a competitive economic environment. We are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans decreased $9.4 million as of September 30, 2022, compared to December 31, 2021, due to the upgrade or payoff of various credits in the first nine months of 2022. Nonperforming loans as a percent of total loans was 1.4% as of September 30, 2022, compared to 1.3% as of December 31, 2021, and 1.5% at September 30, 2021. Classified assets increased to $115.3 million as of September 30, 2022, which is $38.2 million, or 49.5% more than December 31, 2021, and $78.5 million, or 213.0%, more than September 30, 2021, due to the West Suburban acquisition in late 2021.

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

Results of Operations

Overview

Three months ended September 30, 2022 and 2021

Our income before taxes was $26.6 million in the third quarter of 2022 compared to $11.3 million in the third quarter of 2021.  This increase in pretax income was primarily due to a $33.0 million increase in interest and dividend income, and a $2.2 million increase in noninterest income, primarily due to the addition of West Suburban loans, securities and fee income in the third quarter of 2022. These increases were partially offset by a $13.9 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense, other expense, and amortization of core deposit intangible. The majority of these increases were due to the inclusion of operating costs of the legacy West Suburban staff and branches, as well as $650,000 of West Suburban acquisition-related costs in the third quarter of 2022, primarily within management and consulting and other expenses.  Our net income was $19.5 million, or $0.43 per diluted share, for the third quarter of 2022, compared to net income of $8.4 million, or $0.29 per diluted share, for the third quarter of 2021.

Net interest and dividend income was $55.6 million in the third quarter of 2022, compared to $22.6 million in the third quarter of 2021.  The $33.0 million increase was primarily driven by growth in most interest and dividend income categories due to West Suburban related loan and securities income being reflected.   In addition we experienced an increase in interest expense in the third quarter of 2022, compared to the third quarter of 2021, primarily due to a rise in deposit interest rates and increased balances from West Suburban, an increase in other short-term borrowings due to an FHLB advance, and an increase in the rate paid on our senior notes during the third quarter of 2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

Average loans, including loans held for sale, increased $1.86 billion in the third quarter of 2022, compared to the third quarter of 2021, primarily from $1.50 billion of average loans acquired in our acquisition of West Suburban. Also contributing to the increase was $244.3 million in average loan growth during the third quarter of 2022, less PPP loans forgiven or repaid and loan paydowns.

Nine months ended September 30, 2022 and 2021

Our income before taxes was $59.7 million for the nine months ended September 30, 2022 compared to $39.4 million for the nine months ended September 30, 2021.  This increase in pretax income was primarily due to a $74.0 million increase in interest and dividend income, and a $5.6 million increase in noninterest income, as West Suburban loan, security and fee income are included in the nine months ended September 30, 2022. These increases were partially offset by a $46.2 million increase in noninterest expense, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment expense, computer and data processing expense, other expense, and amortization of core deposit intangible. The majority of these increases were due to the inclusion of operating costs of the legacy West Suburban staff and branches, as well as $9.5 million of West Suburban acquisition-related costs in the first nine months of 2022, primarily within computer and data processing.  Our net income was $43.8 million, or $0.97 per diluted share, for the nine months ended September 30, 2022, compared to net income of $29.1 million, or $0.99 per diluted share, for the same period of 2021.

Net interest and dividend income was $142.1 million for the nine months ended September 30, 2022, compared to $68.1 million for the same period of 2021.  The $74.0 million increase was primarily driven by growth in most interest and dividend income categories due to West Suburban related loan and securities income being reflected.   This increase was partially offset by a $402,000 increase in interest expense for the nine months ended September 30, 2022, compared to the same period of 2021, primarily due to three full periods of interest expense on the April 2021 issuance of subordinated debt in 2022, as well as higher average balances of deposits from the West Suburban acquisition, partially offset by a decrease in outstanding balances of notes payable and a decrease in the rate paid on our senior notes during 2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

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

Three months ended September 30, 2022 and 2021

Our net interest and dividend income increased by $33.0 million to $55.6 million, for the third quarter of 2022, from $22.6 million for the third quarter of 2021.  This increase was primarily attributable to a $33.2 million increase in total interest and dividend income due to the acquisition of West Suburban in December 2021.  In addition we experienced an increase in interest expense in the third quarter of 2022, compared to the third quarter of 2021, primarily due to increased balances from West Suburban, increased other short-term borrowings expense due to an FHLB advance, and an increase in the rate paid on our senior notes during 2022, as the interest rate payable on these notes became floating as of January 1, 2022, at three month LIBOR plus 385 basis points, compared to the prior 5.75% fixed rate.

Average earning assets for the third quarter of 2022 totaled $5.61 billion, a decrease of $141.5 million, or 2.5%, compared to the second quarter of 2022, and an increase of $2.52 billion, or 81.7%, compared to the third quarter of 2021.  Average interest earning deposits with financial institutions totaled $131.3 million for the third quarter of 2022, a decrease of $295.6 million, compared to the second quarter of 2022, and a decrease of $392.3 million compared to the third quarter of 2021.  The yield on average interest earning deposits was 200 basis points for the third quarter of 2022, an increase of 127 basis points from the second quarter of 2022, and an increase of 185 basis points from the third quarter of 2021.  Interest income on securities increased year over year, primarily due to growth in volumes and higher interest rates.  Total average securities for the third quarter of 2022 decreased $88.8 million from the second quarter of 2022, and increased $1.04 billion from the third quarter of 2021. The increase in our average securities year over year was primarily due to the $1.07 billion in securities acquired in our acquisition of West Suburban. The yield on average securities increased to 2.52% for the third quarter of 2022, compared to 1.89% for the second quarter of 2022 and increased from 2.07% for the third quarter of 2021.  Total average loans, including loans held-for-sale, totaled $3.75 billion in the third quarter of 2022, an increase of $244.3 million from the second quarter of 2022, and an increase of $1.86 billion from the third quarter of 2021.  The rise in average loan balances year over year was primarily due to the $1.50 billion loan portfolio acquired in our acquisition of West Suburban, as well as loan growth of $244.3 million in the third quarter of 2022.  This rise in loan volumes resulted in an increase in loan interest and fee income of $25.3 million in the year over year period.  For the third quarter of 2022, the yield on average loans increased to 4.93%, compared to 4.37% for the second quarter of 2022, and 4.48% for the third quarter of 2021.

Average interest bearing liabilities decreased $113.1 million, or 3.2%, in the third quarter of 2022, compared to the second quarter of 2022, and increased $1.54 billion compared to the third quarter of 2021.  The year over year increase was primarily driven by a $1.55 billion increase in interest bearing deposits primarily due to our acquisition of West Suburban, as well as continued deposit activity of our legacy customers, offset by a $12.6 million decrease in securities sold under repurchase agreements and a $10.2 million decrease in notes payable and other borrowings. The linked quarter decrease was primarily the result of maturing higher cost time deposits and declines in money market accounts. The cost of interest bearing liabilities for the third quarter of 2022 increased four basis points from the linked period, and decreased 18 basis points from the third quarter of 2021.  Growth in our average noninterest bearing demand deposits of $1.06 billion in the year over year period has assisted us in controlling our cost of funds stemming from average interest bearing deposits and borrowings, which totaled 0.18% for the third quarter of 2022, 0.15% for the second quarter of 2022, and 0.30% for the third quarter of 2021.

Due to the significant increase in interest earning deposits with financial institutions in 2020 and 2021 stemming from federal stimulus funds received and PPP loan forgiveness, we had no average other short-term borrowings in the first and second quarters of 2022 or the third quarter of 2021, which typically consist of FHLBC advances. In the third quarter of 2022, we had an average other short-term borrowing balance of $5.4 million due to a $25.0 million FHLB advance. As of September 30, 2022, notes payable and other borrowings had an average balance of $11.0 million, which consists of $10.0 million outstanding on a term note with a correspondent bank originated in the first quarter of 2020.

Our net interest margin (GAAP) increased 77 basis points to 3.93% for the third quarter of 2022, compared to 3.16% for the second quarter of 2022, and increased 102 basis points compared to 2.91% for the third quarter of 2021.  Our net interest margin (TE) increased 78 basis points to 3.96% for the third quarter of 2022, compared to 3.18% for the second quarter of 2022, and increased 101 basis points compared to 2.95% for the third quarter of 2021.  The increase in the year over year was due primarily to the increasing market interest rates over the majority of the past twelve months, the related rate resets on loans and securities during the past year, and the elevated liquidity on our balance sheet.

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

Nine months ended September 30, 2022 and 2021

Our net interest and dividend income increased by $74.0 million, to $142.1 million for the nine months ended September 30, 2022, compared to $68.1 million for the nine months ended September 30, 2021.  This increase was attributable to a $74.4 million increase in total interest income primarily from the acquisition of West Suburban as well as general loan growth, partially offset by a $402,000 increase in interest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  Increased balances on interest earning assets related to the West Suburban acquisition drove the increase in net interest income, along with increased yields on earning assets and the reduction in the cost of interest bearing deposits, despite the increased average balance of subordinated debt.

Average earning assets for the nine months ended September 30, 2022 were $5.74 billion, an increase of $2.72 billion, or 90.0%, compared to the nine months ended September 30, 2021.  The yield on average earning assets for the nine months ended September 30, 2022 was 3.49%, compared to 3.34% for the nine months ended September 30, 2021.  Total average loans, including loans held-for-sale, totaled $3.56 billion for the nine months ended September 30, 2022, an increase of $1.61 billion, compared to the nine months ended September 30, 2021.  The increase in average loan balances, coupled with increases in market interest rates, resulted in a $56.9 million increase in loan interest income for the nine months ended September 30, 2022, compared to the like period in 2021.  For the nine months ended September 30, 2022, yields on average securities decreased by 28 basis points and yields on average loans increased by 13 basis points, each as compared to the nine months ended September 30, 2021, due primarily to the addition of the lower yielding legacy West Suburban securities and loan portfolios in late 2021, as well as the timing of rate resets on loans and securities as interest rates began to rise in 2022, compared to 2021. Average interest earning deposits with financial institutions decreased $65.6 million in the nine months ended September 30, 2022, compared to the prior year like period driven primarily by the acquisition of West Suburban, as well as the use of cash for loan growth and the decrease in customer deposits.

Average interest bearing liabilities increased $1.65 billion, or 88.8%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  The increase was primarily due to the acquisition of West Suburban in late 2021 resulting in an increase of $2.27 billion of interest earning deposits.  In addition, average subordinated debt increased $20.6 million, due to the $60.0 million subordinated note issuance on April 6, 2021, as discussed below. Partially offsetting this increase was a $7.9 million decrease in average notes payable and other borrowings.  Average noninterest bearing deposits increased $1.11 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the acquisition of West Suburban, as well as remaining federal stimulus funds received from our depositors.  The cost of interest bearing liabilities decreased 20 basis points, to 25 basis points, for the nine months ended September 30, 2022, from 45 basis points for the nine months ended September 30, 2021.

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

Our net interest margin (GAAP) for the nine months ended September 30, 2022 was 3.31% compared to 3.02% for the nine months ended September 30, 2021, reflecting an increase of 29 basis points.  Our net interest margin (TE) for the nine months ended September 30, 2022 was 3.33% compared to 3.06% for the nine months ended September 30, 2021, an increase of 27 basis points. The increase in net interest margin for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the market interest rate increases in 2022, as well as full periods reflecting West Suburban loan and securities income.  These increases to the net interest margin were partially offset by reductions in rates paid on deposits, and growth in noninterest bearing deposits, which drove down our overall cost of funds.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$131,260	$663	2.00	$426,820	$782	0.73	$523,561	$203	0.15
Securities:
Taxable	1,525,258	9,116	2.37	1,610,713	6,786	1.69	476,935	1,854	1.54
Non-taxable (TE)[1]	178,090	1,686	3.76	181,386	1,642	3.63	186,515	1,603	3.42
Total securities (TE)[1]	1,703,348	10,802	2.52	1,792,099	8,428	1.89	663,450	3,457	2.07
Dividends from FHLBC and FRBC	19,565	261	5.29	20,994	263	5.02	9,917	114	4.56
Loans and loans held-for-sale[1,2]	3,753,117	46,642	4.93	3,508,856	38,267	4.37	1,889,696	21,358	4.48
Total interest earning assets	5,607,290	58,368	4.13	5,748,769	47,740	3.33	3,086,624	25,132	3.23
Cash and due from banks	56,265	-	-	53,371	-	-	29,760	-	-
Allowance for credit losses on loans	(45,449)	-	-	(44,354)	-	-	(28,639)	-	-
Other noninterest bearing assets	377,850	-	-	374,309	-	-	185,415	-	-
Total assets	$5,995,956			$6,132,095			$3,273,160

Liabilities and Stockholders' Equity
NOW accounts	$612,174	$148	0.10	$604,176	$102	0.07	$534,056	$96	0.07
Money market accounts	967,106	157	0.06	1,054,552	155	0.06	355,651	66	0.07
Savings accounts	1,186,001	75	0.03	1,213,133	90	0.03	451,829	47	0.04
Time deposits	459,925	335	0.29	469,009	265	0.23	331,482	330	0.39
Interest bearing deposits	3,225,206	715	0.09	3,340,870	612	0.07	1,673,018	539	0.13
Securities sold under repurchase agreements	33,733	10	0.12	34,496	9	0.10	46,339	15	0.13
Other short-term borrowings	5,435	44	3.21	-	-	-	-	-	-
Junior subordinated debentures	25,773	285	4.39	25,773	284	4.42	25,773	286	4.40
Subordinated debentures	59,265	546	3.66	59,244	547	3.70	59,180	547	3.67
Senior notes	44,546	728	6.48	44,520	578	5.21	44,441	673	6.01
Notes payable and other borrowings	10,989	111	4.01	13,103	95	2.91	21,171	113	2.12
Total interest bearing liabilities	3,404,947	2,439	0.28	3,518,006	2,125	0.24	1,869,922	2,173	0.46
Noninterest bearing deposits	2,092,301	-	-	2,120,428	-	-	1,029,705	-	-
Other liabilities	34,949	-	-	32,636	-	-	53,370	-	-
Stockholders' equity	463,759	-	-	461,025	-	-	320,163	-	-
Total liabilities and stockholders' equity	$5,995,956			$6,132,095			$3,273,160
Net interest income (GAAP)		$55,569			$45,264			$22,618
Net interest margin (GAAP)			3.93			3.16			2.91

Net interest income (TE)[1]		$55,929			$45,615			$22,964
Net interest margin (TE)[1]			3.96			3.18			2.95
Interest bearing liabilities to earning assets	60.72%			61.20%			60.58%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022 and 2021.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 48, and includes fees of $750,000 for the third quarter of 2022, $588,000 second quarter of 2022, and $1.8 million for the third quarter of 2021.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2022			2021
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$395,948	$1,714	0.58	$461,498	$432	0.13
Securities:
Taxable	1,582,549	21,071	1.78	415,029	5,301	1.71
Non-taxable (TE)[1]	184,842	4,995	3.61	188,700	4,851	3.44
Total securities (TE)[1]	1,767,391	26,066	1.97	603,729	10,152	2.25
Dividends from FHLBC and FRBC	18,888	677	4.79	9,917	342	4.61
Loans and loans held-for-sale [1,2]	3,556,798	121,337	4.56	1,944,687	64,480	4.43
Total interest earning assets	5,739,025	149,794	3.49	3,019,831	75,406	3.34
Cash and due from banks	50,918	-	-	29,407	-	-
Allowance for credit losses on loans	(44,719)	-	-	(31,380)	-	-
Other noninterest bearing assets	374,388	-	-	186,083	-	-
Total assets	$6,119,612			$3,203,941

Liabilities and Stockholders' Equity
NOW accounts	$603,345	$339	0.08	$520,556	$295	0.08
Money market accounts	1,039,717	481	0.06	338,510	203	0.08
Savings accounts	1,200,018	304	0.03	434,702	169	0.05
Time deposits	474,665	877	0.25	363,227	1,239	0.46
Interest bearing deposits	3,317,745	2,001	0.08	1,656,995	1,906	0.15
Securities sold under repurchase agreements	35,791	30	0.11	65,385	67	0.14
Other short-term borrowings	1,832	44	3.21	-	-	-
Junior subordinated debentures	25,773	849	4.40	25,773	850	4.41
Subordinated debentures	59,244	1,639	3.70	38,637	1,064	3.68
Senior note	44,520	1,791	5.38	44,416	2,019	6.08
Notes payable and other borrowings	14,338	309	2.88	22,243	355	2.13
Total interest bearing liabilities	3,499,243	6,663	0.25	1,853,449	6,261	0.45
Noninterest bearing deposits	2,103,978	-	-	993,308	-	-
Other liabilities	42,706	-	-	42,632	-	-
Stockholders' equity	473,685	-	-	314,552	-	-
Total liabilities and stockholders' equity	$6,119,612			$3,203,941
Net interest income (GAAP)		$142,065			$68,115
Net interest margin (GAAP)			3.31			3.02

Net interest income (TE)[1]		$143,131			$69,145
Net interest margin (TE)[1]			3.33			3.06
Interest bearing liabilities to earning assets	60.97%			61.38%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022 and 2021.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 48, and includes fees of $2.1 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2022	2022	2021	2022	2021

Interest income (GAAP)	$58,008	$47,389	$24,791	$148,728	$74,376
Taxable-equivalent adjustment:
Loans	6	6	4	17	11
Securities	354	345	337	1,049	1,019
Interest and dividend income (TE)	58,368	47,740	25,132	149,794	75,406
Interest expense (GAAP)	2,439	2,125	2,173	6,663	6,261
Net interest income (TE)	$55,929	$45,615	$22,959	$143,131	$69,145
Net interest income (GAAP)	$55,569	$45,264	$22,618	$142,065	$68,115
Average interest earning assets	$5,607,290	$5,748,769	$3,086,624	$5,739,025	$3,019,831
Net interest margin (GAAP)	3.93%	3.16%	2.91%	3.31%	3.02%
Net interest margin (TE)	3.96%	3.18%	2.95%	3.33%	3.06%

Noninterest Income

Three months ended September 30, 2022 and 2021

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2022
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2022	2022	2021	2022	2021
Wealth management	$2,280	$2,506	$2,372	(9.0)	(3.9)
Service charges on deposits	2,661	2,328	1,368	14.3	94.5
Residential mortgage banking revenue
Secondary mortgage fees	81	50	240	62.0	(66.3)
MSRs mark to market gain (loss)	548	82	(282)	568.3	(294.3)
Mortgage servicing income	514	579	572	(11.2)	(10.1)
Net gain (loss) on sales of mortgage loans	449	(262)	2,186	(271.4)	(79.5)
Total residential mortgage banking revenue	1,592	449	2,716	254.6	(41.4)
Securities (losses) gains, net	(1)	(33)	244	N/M	N/M
Change in cash surrender value of BOLI	146	72	406	102.8	(64.0)
Card related income	2,653	2,965	1,624	(10.5)	63.4
Other income	2,165	924	610	134.3	254.9
Total noninterest income	$11,496	$9,211	$9,340	24.8	23.1

N/M - Not meaningful

Noninterest income increased $2.3 million, or 24.8%, in the third quarter of 2022, compared to the second quarter of 2022, and increased $2.2 million, or 23.1%, compared to the third quarter of 2021.  The increase from the second quarter was primarily driven by $1.1 million of growth in residential mortgage banking revenue that is attributable to an increase in mark to market gain on MSRs of $466,000, as well as a $449,000 net gain on the sale of mortgage loans, compared to a net loss of $262,000 on the sale of mortgage loans in the second quarter of 2022. The variance in mortgage banking is derived from the changing rate environment experienced during the second and third quarters and the resultant negative impact on interest rate lock commitments during the second quarter, as well as further increases in the fair value of mortgage servicing rights during the third quarter.  Increases were also noted in service charges on deposits of $333,000, and in other income of $1.2 million primarily due to a $743,000 gain on a Visa credit card portfolio sale and a $180,000 gain on the sale of a land trust portfolio, as compared to the linked quarter.  These increases in noninterest income in the third quarter of 2022, compared to the second quarter of 2022, were partially offset by a $226,000 decrease in wealth management fees, and a $312,000 decrease in card related income.

The increase in noninterest income of $2.2 million in the third quarter of 2022, compared to the third quarter of 2021, is primarily due to an increase of $1.3 million in services charges of deposits, an increase of $1.0 million of card related income, and gains on the sale of the Visa credit card portfolio and the land trust portfolio reported in other income.  These gains were partially offset by a $1.1 million decline in residential mortgage banking revenue due to increases in interest rates effecting the mortgage banking volumes and related derivative, offset by an increase in the fair value of mortgage servicing rights, and a $260,000 decline in the cash surrender value of BOLI.

Nine months ended September 30, 2022 and 2021

Noninterest Income	Nine Months Ended		YTD through September 30, 2022
(Dollars in thousands)	September 30,	September 30,	Percent
	2022	2021	Change
Wealth management	$7,484	$6,912	8.3
Service charges on deposits	7,063	3,784	86.7
Residential mortgage banking revenue
Secondary mortgage fees	270	834	(67.6)
MSRs mark to market gain (loss)	3,608	(202)	N/M
Mortgage servicing income	1,612	1,646	(2.1)
Net gain on sales of mortgage loans	1,682	7,802	(78.4)
Total residential mortgage banking revenue	7,172	10,080	(28.8)
Securities (losses) gains, net	(34)	246	(113.8)
Change in cash surrender value of BOLI	342	1,163	(70.6)
Card related income	8,194	4,737	73.0
Other income	3,949	1,637	141.2
Total noninterest income	$34,170	$28,559	19.6

N/M - Not meaningful

Noninterest income increased $5.6 million, or 19.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by a $3.5 million increase in card related income, a $3.3 million increase in service charges on deposits, a $572,000 increase in wealth management fees, and a $2.3 million increase in other income, each stemming from the inclusion of West Suburban related activity in our results for the nine months ended September 30, 2022. Partially offsetting these increases was a $2.9 million decline in mortgage banking revenue year over year, comprised primarily of a $6.1 million decrease in net gain on sales of mortgage loans, partially offset by a $3.8 million mark to market gain on MSRs, both due to the increasing interest rate environment, and a $821,000 decline in the cash surrender value of BOLI.

Noninterest Expense

Three months ended September 30, 2022 and 2021

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2022
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2022	2022	2021	2022	2021
Salaries	$14,711	$15,995	$9,630	(8.0)	52.8
Officers incentive	2,787	1,662	1,212	67.7	130.0
Benefits and other	3,513	3,675	2,122	(4.4)	65.6
Total salaries and employee benefits	21,011	21,332	12,964	(1.5)	62.1
Occupancy, furniture and equipment expense	4,119	3,046	2,418	35.2	70.3
Computer and data processing	2,543	4,006	1,477	(36.5)	72.2
FDIC insurance	659	702	211	(6.1)	212.3
General bank insurance	257	351	301	(26.8)	(14.6)
Amortization of core deposit intangible asset	657	659	113	(0.3)	481.4
Advertising expense	83	194	107	(57.2)	(22.4)
Card related expense	1,453	1,057	662	37.5	119.5
Legal fees	212	179	455	18.4	(53.4)
Consulting & management fees	607	523	248	16.1	144.8
Other real estate owned expense, net	22	87	25	(74.7)	(12.0)
Other expense	4,365	5,113	3,148	(14.6)	38.7
Total noninterest expense	$35,988	$37,249	$22,129	(3.4)	62.6
Efficiency ratio (GAAP)[1]	53.08%	67.07%	68.73%
Adjusted efficiency ratio (non-GAAP)[2]	51.90%	62.73%	66.47%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and nonrecurring gains on the sale of Visa credit card and land trust portfolios, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2022 decreased $1.3 million, or 3.4%, compared to the second quarter of 2022, and increased $13.9 million, or 62.6%, compared to the third quarter of 2021.  The decrease in the third quarter of 2022 compared to the second quarter was primarily attributable to $650,000 of West Suburban acquisition-related costs for the third quarter of 2022 compared to $3.3 million for the second quarter of 2022.  Acquisition-related costs in the third quarter of 2022 included $90,000 in data processing expense, compared to $1.7 million in the second quarter of 2022, primarily due to acquisition-related core system conversion costs. Partially offsetting the decrease in noninterest expense was an increase in occupancy, furniture and equipment costs of $1.1 million in the third quarter of 2022, compared to the prior quarter, due to net losses on branch sales during the quarter. Finally, our card related expense increased in the third quarter of 2022, compared to the second quarter, due to growth in customer transactions and related volume charges.

The year over year increase of $13.9 million in noninterest expense is primarily attributable to an $8.0 million increase in salaries and employee benefits, a $1.7 million increase in occupancy, furniture and equipment, a $1.1 million increase in computer and data processing expense, and a $1.2 million increase in other expense. Officers incentive compensation increased $1.6 million in the third quarter of 2022, compared to the third quarter of 2021, as incentive accruals increased in the current year due to the acquisition of West Suburban, as well as growth in our commercial lending team.  Employee benefits expense increased $1.4 million in the third quarter of 2022, compared to the third quarter of 2021, due to increases stemming from additional employees from our acquisition of West Suburban. The increase in occupancy, furniture and equipment expense year over year was due to the addition of 34 West Suburban branches in late 2021. The $1.1 million increase in computer and data processing expense was primarily due to core system conversion costs relating to the West Suburban acquisition.  Finally, the increase in other expense was due primarily to growth in bill payment services, consulting fees and commercial loan related costs, primarily due to acquisition-related costs in the third quarter of 2022.

Nine months ended September 30, 2022 and 2021

Noninterest Expense	Nine Months Ended		YTD through September 30, 2022
(Dollars in thousands)	September 30,	September 30,	Percent
	2022	2021	Change
Salaries	$46,304	$28,280	63.7
Officers incentive	5,443	4,060	34.1
Benefits and other	10,563	7,026	50.3
Total salaries and employee benefits	62,310	39,366	58.3
Occupancy, furniture and equipment expense	10,864	7,188	51.1
Computer and data processing	12,817	4,079	214.2
FDIC insurance	1,771	604	193.2
General bank insurance	923	854	8.1
Amortization of core deposit intangible asset	1,981	348	469.3
Advertising expense	459	262	75.2
Card related expense	3,044	1,881	61.8
Legal fees	648	645	0.5
Consulting & management fees	1,746	914	91.0
Other real estate owned expense, net	97	138	(29.7)
Other expense	14,829	8,989	65.0
Total noninterest expense	$111,489	$65,268	70.8
Efficiency ratio (GAAP)[1]	63.37%	67.04%
Adjusted efficiency ratio (non-GAAP)[2]	58.76%	65.69%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and nonrecurring gains on the sale of Visa credit card and land trust portfolios, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 52 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent

Noninterest expense for the nine months ended September 30, 2022, increased $46.2 million, or 70.8%, compared to the nine months ended September 30, 2021, primarily due to an increase in salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, and other expenses, which increases primarily resulted from our acquisition of West Suburban in December 2021.  Salaries and employee benefits increased $22.9 million largely from the additional employees from West Suburban.  Occupancy, furniture and equipment increased $3.7 million, or 51.1%, due to additional facilities acquired with our acquisition of West Suburban, net of gains from the sale of overlapping branches.  Computer and data processing increased $8.7 million, or 214.2%, primarily related to costs of operating multiple systems prior to conversion as well as data conversion costs.  Other expense increased $5.8 million, or 65.0%, primarily from a $2.9 million increase to special services expense and a $1.3 million increase in miscellaneous expenses, due to acquisition-related costs.  In addition, FDIC insurance increased $1.2 million due to our increased asset size, as well as the absence of assessment credits fully utilized in the 2021 year to date period.  Amortization of core deposit intangible increased $1.6 million for the nine months ended September 30, 2022, compared to the prior year like period, due to the West Suburban acquisition.  Finally, consulting and management fees increased $832,000 due to $760,000 of acquisition-related costs and general ledger reclassifications in the first nine months of 2022.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2022	2022	2021	2022	2022	2021
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$35,988	$37,249	$22,129	$35,988	$37,249	$22,129
Less amortization of core deposit	657	659	113	657	659	113
Less other real estate expense, net	22	87	25	22	87	25
Less acquisition related costs, net of gain on branch sales	N/A	N/A	N/A	1,061	2,132	425
Noninterest expense less adjustments	$35,309	$36,503	$21,991	$34,248	$34,371	$21,566

Net interest income	$55,569	$45,264	$22,618	$55,569	$45,264	$22,618
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	6	6	4
Securities	N/A	N/A	N/A	354	345	337
Net interest income including adjustments	55,569	45,264	22,618	55,929	45,615	22,959
Noninterest income	11,496	9,211	9,340	11,496	9,211	9,340
Less securities (losses) gains	(1)	(33)	244	(1)	(33)	244
Less MSRs mark to market gain (loss)	548	82	(282)	548	82	(282)
Less gain on Visa credit card portfolio sale	N/A	N/A	N/A	743	-	-
Less gain on sale of land trust portfolio	N/A	N/A	N/A	180	-	-
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	39	19	108
Noninterest income (less) / including adjustments	10,949	9,162	9,378	10,065	9,181	9,486

Net interest income including adjustments plus noninterest income (less) / including adjustments	$66,518	$54,426	$31,996	$65,994	$54,796	$32,445
Efficiency ratio / Adjusted efficiency ratio	53.08%	67.07%	68.73%	51.90%	62.73%	66.47%

Income Taxes

We recorded income tax expense of $7.1 million for the third quarter of 2022 on $26.6 million of pretax income, compared to income tax expense of $4.4 million on $16.7 million of pretax income in the second quarter of 2022, and income tax expense of $2.9 million on $11.3 million of pretax income in the third quarter of 2021. Our effective tax rate was 26.5% in the third quarter of 2022, 26.6% for the second quarter of 2022, and 25.8% for the third quarter of 2021.

We recorded income tax expense of $15.9 million on $59.7 million of pretax income for the nine months ended September 30, 2022, compared to income tax expense of $10.3 million on $39.4 million of pretax income in the like 2021 period.  The effective tax rate was 26.7% and 26.1% for the third quarter of 2022 and the third quarter of 2021, respectively.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter or nine months ended September 30, 2022.  We had no valuation reserve on the deferred tax assets as of September 30, 2022.

Financial Condition

Total assets decreased $244.5 million to $5.97 billion at September 30, 2022, from $6.21 billion at December 31, 2021, due primarily to a net decrease in cash and cash equivalents of $636.0 million, offset by increases of $444.0 million in net loans and $43.5 million in deferred tax assets.  The decrease in cash and cash equivalents was primarily due to the use of cash for loan growth, as well as the decrease in customer deposits of $184.9 million.  We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.28 billion at September 30, 2022, a decrease of $184.9 million from December 31, 2021, primarily due to seasonal decreases of municipal deposits, and to a lesser extent declines in interest bearing demand accounts, savings, money market, NOW, and time deposits in 2022.

				September 30, 2022
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Securities available-for-sale, at fair value
U.S. Treasuries	$211,097	$202,339	$4,070	4.3	N/M
U.S. government agencies	55,963	61,888	33,575	(9.6)	66.7
U.S. government agencies mortgage-backed	127,626	172,302	17,818	(25.9)	616.3
States and political subdivisions	224,259	257,609	238,952	(12.9)	(6.1)
Corporate bonds	9,544	9,887	4,992	(3.5)	91.2
Collateralized mortgage obligations	587,846	672,967	165,414	(12.6)	255.4
Asset-backed securities	219,587	236,877	189,338	(7.3)	16.0
Collateralized loan obligations	173,837	79,763	61,029	117.9	184.8
Total securities	$1,609,759	$1,693,632	$715,188	(5.0)	125.1

N/M - Not meaningful

Securities available-for-sale decreased $83.9 million as of September 30, 2022, compared to December 31, 2021, and increased $894.6 million compared to September 30, 2021. The decrease in the portfolio during 2022 was driven by $234.8 million in principal reductions from calls, maturities and mortgage related prepayments, as well as an unrealized mark to market loss adjustment of $146.4 million, which were partially offset by the purchase of $301.6 million across a variety of sectors. We continue to seek to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures. The increase in the securities portfolio in the year over year period was primarily due to the securities acquired in the acquisition of West Suburban. There were no securities sales during the third quarter of 2022.

				September 30, 2022
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Commercial	$888,081	$771,474	$321,548	15.1	176.2
Leases	251,603	176,031	162,444	42.9	54.9
Commercial real estate – investor	941,910	799,928	420,853	17.7	123.8
Commercial real estate – owner occupied	876,951	731,845	445,301	19.8	96.9
Construction	176,700	206,132	108,690	(14.3)	62.6
Residential real estate – investor	59,580	63,399	45,497	(6.0)	31.0
Residential real estate – owner occupied	220,969	213,248	108,343	3.6	104.0
Multifamily	322,856	309,164	160,798	4.4	100.8
HELOC	116,108	126,290	82,021	(8.1)	41.6
Other [1]	14,576	23,293	12,447	(37.4)	17.1
Total loans	$3,869,334	$3,420,804	$1,867,942	13.1	107.1

1 The “Other” segment includes consumer and overdrafts.

Total loans were $3.87 billion as of September 30, 2022, an increase of $448.5 million from December 31, 2021.  The increase in total loans in the first nine months of 2022, compared to December 31, 2021, was due primarily to growth in loan originations within commercial real estate – investor, which increased by $142.0 million, commercial real estate – owner occupied, which increased by $145.1 million, commercial, which increased by $116.6 million, and leases, which increased by $75.6 million from December 31, 2021. Total loans increased $2.00 billion from September 30, 2021 to September 30, 2022, primarily due to the loan portfolio acquired from West Suburban. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 70.2% of the portfolio as of September 30, 2022, compared to 71.6% of the portfolio as of

December 31, 2021.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans increased by $8.2 million to $52.9 million at September 30, 2022 from $44.7 million at December 31, 2021.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.4% as of September 30, 2022, 1.3% as of December 31, 2021, and 1.5% as of September 30, 2021.  The distribution of our nonperforming loans is shown in the following table.

				September 30, 2022
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Commercial	$8,821	$13,291	$220	(33.6)	N/M
Leases	235	3,754	3,959	(93.7)	(94.1)
Commercial real estate – investor	17,945	5,694	6,100	215.2	194.2
Commercial real estate – owner occupied	9,581	13,231	6,896	(27.6)	38.9
Construction	7,525	160	2,958	N/M	154.4
Residential real estate – investor	1,380	899	998	53.5	38.3
Residential real estate – owner occupied	3,787	5,019	4,885	(24.5)	(22.5)
Multifamily	1,559	1,573	2,055	(0.9)	(24.1)
HELOC	2,065	1,042	881	98.2	134.4
Other [1]	2	3	-	-	N/M
Total nonperforming loans	$52,900	$44,666	$28,952	18.4	82.7

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

The components of our nonperforming assets are shown in the following table.

				September 30, 2022
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Nonaccrual loans	$32,126	$41,531	$27,520	(22.6)	16.7
Performing troubled debt restructured loans accruing interest	22	25	199	(12.0)	(88.9)
Loans past due 90 days or more and still accruing interest	20,752	3,110	1,233	567.3	N/M
Total nonperforming loans	52,900	44,666	28,952	18.4	82.7
Other real estate owned	1,561	2,356	1,912	(33.7)	(18.4)
Total nonperforming assets	$54,461	$47,022	$30,864	15.8	76.5

30-89 days past due loans and still accruing interest	$8,197	$10,745	$2,829
Nonaccrual loans to total loans	0.8%	1.2%	1.5%
Nonperforming loans to total loans	1.4%	1.3%	1.5%
Nonperforming assets to total loans plus OREO	1.4%	1.4%	1.7%

Allowance for credit losses	$48,847	$44,281	$26,949
Allowance for credit losses to total loans	1.3%	1.3%	1.4%
Allowance for credit losses to nonaccrual loans	152.1%	106.6%	97.9%

N/M - Not meaningful

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2022	Total[1]	2022	Total[1]	2021	Total[1]
Commercial	$20	29.4	$44	17.6	$(2)	(0.8)
Leases	178	261.80	-	-	4	1.7
Commercial real estate – investor	105	154.4	225	90.0	83	35.0
Commercial real estate – owner occupied	(75)	(110.3)	(7)	(2.8)	(2)	(0.8)
Residential real estate – investor	(8)	(11.8)	(5)	(2.0)	(7)	(3.0)
Residential real estate – owner occupied	(113)	(166.2)	(22)	(8.8)	(18)	(7.6)
Multifamily	(63)	(92.6)	-	-	183	77.2
HELOC	(35)	(51.5)	(31)	(12.4)	(28)	(11.8)
Other [2]	59	86.8	46	18.4	24	10.1
Net charge–offs	$68	100.0	$250	100.0	$237	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $68,000 were recorded for the third quarter of 2022, compared to net charge-offs of $250,000 for the second quarter of 2022, and net charge-offs of $237,000 for the third quarter of 2021, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the third quarter of 2022 were primarily due to one lease charge off for $178,000 and one commercial real estate – investor charge off for $94,000.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				September 30, 2022
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Commercial	$31,722	$32,712	$467	(3.0)	N/M
Leases	235	3,754	4,423	(93.7)	(94.7)
Commercial real estate – investor	28,252	10,667	8,718	164.9	224.1
Commercial real estate – owner occupied	42,698	15,429	7,211	176.7	492.1
Construction	1,347	2,104	4,898	(36.0)	(72.5)
Residential real estate – investor	1,285	1,265	1,154	1.6	11.4
Residential real estate – owner occupied	3,929	5,099	4,508	(22.9)	(12.8)
Multifamily	1,982	2,278	2,327	(13.0)	(14.8)
HELOC	2,278	1,423	1,215	60.1	87.5
Other [1]	2	10	2	(80.0)	-
Total classified loans	113,730	74,741	34,923	52.2	225.7
Other real estate owned	1,561	2,356	1,912	(33.7)	(18.4)
Total classified assets	$115,291	$77,097	$36,835	49.5	213.0

N/M - Not meaningful

1 The “Other” segment includes consumer and overdrafts.

Total classified loans and classified assets increased $38.2 million as of September 30, 2022, from the levels at December 31, 2021. The increase is due to the addition of commercial real estate – investor loans totaling $19.7 million and two commercial real estate – owner occupied loans totaling $32.0 million in the second quarter. The increase from September 30, 2021 is primarily due to the $15.4 million addition of the West Suburban loan portfolio in late 2021. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 19.23% for the period ended September 30, 2022, compared to 13.79% as of December 31, 2021, and 9.73% as of September 30, 2021.  The increase in the classified assets ratio for the period ended September 30, 2022, compared to September 30, 2021, is also due to the acquisition of West Suburban.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. As of January 1, 2020, we adopted ASU 2016-13, or CECL.

At September 30, 2022, our allowance for credit losses, or ACL, on loans totaled $48.8 million, and our ACL on unfunded commitments, included in other liabilities, totaled $4.4 million. In the third quarter of 2022, we recorded provision expense on loans of $3.5 million, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, and a $973,000 increase in our reserve on unfunded commitments, primarily due to an updated analysis of line utilization rates over the past twelve months, as well as the roll off of prior historical periods with lower losses within the CECL model.  These two entries resulted in a $4.5 million net impact to the provision for credit losses for the third quarter of 2022.

The ACL on loans totaled $45.4 million as of June 30, 2022, $44.3 as of December 31, 2021, and $26.9 million as of September 30, 2021.  The ACL on loans increased in late 2021 due to the impact of the West Suburban acquisition Day One credit mark of $12.1 million, the Day Two non-PCD loan adjustment to ACL of $12.2 million, less a reversal of $2.3 million related to our legacy loan portfolio and net charge-offs of $4.7 million for the fourth quarter.  The ACL for loans was reduced in the third quarter of 2021 due to a $1.5 million release of the provision for credit losses.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  Our ACL on loans to total loans was 1.3% as of September 30, 2022, and December 31, 2021.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2021 Annual Report in Form 10-K for discussion of our ACL methodology on loans.

Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
Allowance at beginning of period	$45,388	$44,308	$28,639	$44,281	$33,855
Charge–offs:
Commercial	67	52	23	149	232
Leases	178	-	4	178	32
Commercial real estate – investor	124	243	101	604	101
Commercial real estate – owner occupied	12	-	5	133	39
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	183	-	183
HELOC	-	-	-	-	17
Other [1]	103	91	53	320	108
Total charge–offs	484	386	369	1,384	712
Recoveries:
Commercial	47	8	25	85	62
Leases	-	-	-	-	-
Commercial real estate – investor	19	18	18	60	58
Commercial real estate – owner occupied	87	7	7	102	225
Construction	-	-	-	-	-
Residential real estate – investor	8	5	7	23	283
Residential real estate – owner occupied	113	22	18	218	128
Multifamily	63	-	-	63	-
HELOC	35	31	28	102	129
Other [1]	44	45	29	120	107
Total recoveries	416	136	132	773	992
Net charge-offs (recoveries)	68	250	237	611	(280)
Provision for (release of) credit losses on loans	3,527	1,330	(1,453)	5,177	(7,186)
Allowance at end of period	$48,847	$45,388	$26,949	$48,847	$26,949

Average total loans (exclusive of loans held–for–sale)	$3,751,097	$3,505,806	$1,884,788	$3,552,871	$1,938,573
Net charge–offs / (recoveries) to average loans	0.01%	0.03%	0.05%	0.02%	(0.02)%
Allowance at period end to average loans	1.30%	1.29%	1.43%	1.37%	1.39%

1 The “Other” segment includes consumer and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 92.3% as of September 30, 2022, which was a decrease from the coverage ratio of 107.8% as of June 30, 2022 and a decrease from 93.1% as of September 30, 2021.  When measured as a percentage of average loans, our total ACL on loans was 1.37% for the nine months ended 2022 and 1.39% for the like period of September 30, 2021

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2022, and general changes in lending policy, procedures and staffing, as well as other external factors, such as the impacts of the COVID-19 pandemic.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Continued volatility in the economic environment stemming from the impacts of and response to inflation and the war in Ukraine, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2022, OREO totaled $1.6 million, reflecting a $795,000 decrease from the $2.4 million at December 31, 2021, and a $351,000 decrease from the $1.9 million at September 30, 2021.  In the third quarter of 2022, we disposed of one property totaling $62,000 in net book value, which resulted in a gain on sale of OREO of $33,000 and had no transfers to OREO. In the fourth quarter of 2021, we acquired three OREO properties in our acquisition of West Suburban, with a total fair value of $5.6 million, and we sold two of these properties in December, which had a net book value of $5.2 million. In the third quarter of 2022, we recorded no OREO valuation reserve adjustments, compared to $14,000 of valuation reserve adjustments recorded in the fourth quarter of 2021, and $2,000 of valuation reserve adjustments recorded in the third quarter of 2021.

				September 30, 2022
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Balance at beginning of period	$1,623	$1,912	$1,877	(15.1)	(13.5)
Property additions, net of acquisition adjustments	-	5,678	70	(100.0)	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	62	5,220	37	(98.8)	67.6
Period valuation write-down	-	14	(2)	(100.0)	(100.0)
Balance at end of period	$1,561	$2,356	$1,912	(33.7)	(18.4)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $928,000, or approximately 59.5% of total OREO at September 30, 2022, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	September 30, 2022		December 31, 2021		September 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$-	0%	$645	27%	$519	27%
Lots (single family and commercial)	1,261	81%	1,411	60%	1,078	56%
Vacant land	300	19%	300	13%	315	17%
Total other real estate owned	$1,561	100%	$2,356	100%	$1,912	100%

Deposits and Borrowings

				September 30, 2022
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Noninterest bearing demand	$2,098,144	$2,093,494	$1,037,638	0.2	102.2
Savings	1,164,036	1,178,575	457,900	(1.2)	154.2
NOW accounts	630,747	587,381	537,547	7.4	17.3
Money market accounts	931,813	1,102,972	370,691	(15.5)	151.4
Certificates of deposit of less than $100,000	258,071	296,298	173,595	(12.9)	48.7
Certificates of deposit of $100,000 through $250,000	148,411	138,794	98,496	6.9	50.7
Certificates of deposit of more than $250,000	50,137	68,718	38,462	(27.0)	30.4
Total deposits	$5,281,359	$5,466,232	$2,714,329	(3.4)	94.6

Total deposits were $5.28 billion at September 30, 2022, which reflects a $184.9 million decrease from total deposits of $5.47 billion at December 31, 2021, and an increase of $2.57 billion from total deposits of $2.71 billion at September 30, 2021.  The decrease in deposits at September 30, 2022, compared to December 31, 2021, was primarily due to decreases in savings of $14.5 million, money market accounts of $171.2 million and time deposits of $47.2 million partially offset by increases in demand and NOW accounts of $48.0 million. The increase in deposits at September 30, 2022, compared to September 30, 2021 was primarily due to an increase of $2.69 billion of deposits from the West Suburban acquisition.

In addition to deposits, we obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $35.5 million at September 30, 2022, a $14.8 million, or 29.5%, decrease from $50.3 million at December 31, 2021.   Our notes payable and other borrowings is comprised of $10.0 million outstanding on a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.  Notes payable and other borrowings of $10.0 million as of September 30, 2022, decreased $9.1 million from December 31, 2021, and decreased $10.2 million from September 30, 2021.

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

We are indebted on senior notes originated in December 2016, totaling $44.6 million, net of deferred issuance costs, as of September 30, 2022.  These notes mature in December 2026, and included interest payable semi-annually at 5.75% for five years.  Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points.  We are also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.39% as of September 30, 2022, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017 rate reset.

Capital

As of September 30, 2022, total stockholders’ equity was $433.7 million, which was a decrease of $68.3 million from $502.0 million as of December 31, 2021.  This decrease is primarily attributable to a decrease in accumulated other comprehensive income of $107.2 million in the first nine months of 2022 due to a net decrease in unrealized gains on available-for-sale securities, net of unrealized losses on swaps, due to the increase in market interest rates, as well as a reduction to retained earnings of $6.7 million for payment of dividends to our common stockholders in the first nine months of 2022. Partially offsetting this decrease was $43.8 million of net income for the nine months ended September 30, 2022. Total stockholders’ equity as of September 30, 2022, increased $112.5 million compared to September 30, 2021, primarily due to the West Suburban acquisition in late 2021 and the resultant additional common stock issued, as well as net income year over year, less the reduction in accumulated other comprehensive income of $110.6 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2022	2021	2021
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.16%	9.46%	12.99%
Total risk-based capital ratio	10.50%	N/A	11.99%	12.55%	17.80%
Tier 1 risk-based capital ratio	8.50%	N/A	9.68%	10.06%	14.10%
Tier 1 leverage ratio	4.00%	N/A	7.70%	7.81%	9.81%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	11.60%	12.41%	15.65%
Total risk-based capital ratio	10.50%	10.00%	12.64%	13.46%	16.69%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.60%	12.41%	15.65%
Tier 1 leverage ratio	4.00%	5.00%	9.24%	9.58%	10.83%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of September 30, 2022, the capital measures of the Company exclude $2.9 million, which is the modified CECL transition adjustment.

As of September 30, 2022, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 8.08% at December 31, 2021, to 7.27% at September 30, 2022.  Our GAAP tangible common equity to tangible assets ratio was 5.67% at September 30, 2022, compared to 6.54% as of December 31, 2021.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 6.59% at December 31, 2021, to 5.72% at September 30, 2022, primarily due to a decline in tangible common equity in the nine months ended September 30, 2022.  The decline in tangible common equity was due to a decrease in accumulated other comprehensive income of $107.2 million primarily related to unrealized losses on available-for-sale securities stemming from the increase in market interest rates.  The non-GAAP tangible common equity to tangible assets ratio was also negatively impacted by growth in total tangible assets in the third quarter of 2022.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2022		December 31, 2021
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$433,714	$433,714	$502,027	$502,027
Less: Goodwill and intangible assets	100,801	100,801	102,636	102,636
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,865	N/A	3,261
Adjusted goodwill and intangible assets	100,801	97,936	102,636	99,375
Tangible common equity	$332,913	$335,778	$399,391	$402,652
Tangible assets
Total assets	$5,967,705	$5,967,705	$6,212,189	$6,212,189
Less: Adjusted goodwill and intangible assets	100,801	97,936	102,636	99,375
Tangible assets	$5,866,904	$5,869,769	$6,109,553	$6,112,814

Common equity to total assets	7.27%	7.27%	8.08%	8.08%
Tangible common equity to tangible assets	5.67%	5.72%	6.54%	6.59%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, due to the potential impacts on our liquidity stemming from the COVID-19 pandemic, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of September 30, 2022, our cash on hand liquidity totaled $116.2 million, a decrease of $636.0 million over cash balances held as of December 31, 2021.

Net cash inflows from operating activities were $60.1 million during the first nine months of 2022, compared with net cash inflows of $50.8 million in the same period of 2021.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2022 though to a lesser extent than the like period of 2021.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the nine months ended September 30, 2022 and also for the like period of 2021.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $506.4 million in the nine months ended September 30, 2022, compared to net cash outflows of $57.0 million in the same period in 2021.  In the first nine months of 2022, securities transactions accounted for net outflows of $66.9 million, and the principal change on loans accounted for net outflows of $443.6 million.  In the first nine months of 2021, securities transactions accounted for net outflows of $225.2 million, and net principal on loans funded accounted for net inflows of $168.6 million.  Proceeds from sales of OREO accounted for $941,000 and $607,000 in investing cash inflows for the nine months ended September 30, 2022 and 2021, respectively.

Net cash outflows from financing activities in the nine months ended September 30, 2022, were $189.7 million, compared with net cash inflows of $195.6 million in the nine months ended September 30, 2021.   Net deposit outflows in the first nine months of 2022 were $183.7 million compared to net deposit inflows of $177.3 million in the first nine months of 2021.  Other short-term borrowings had $25.0 million of net cash inflows in the first nine months of 2022, compared to no cash inflows or outflows in the first nine months of 2021.  Changes in securities sold under repurchase agreements accounted for outflows of $14.8 million and outflows of $24.0 million for the nine months ended September 30, 2022 and 2021, respectively.  Dividends paid on our common stock totaled $6.7 million in the nine months ended September 30, 2022, compared to dividends paid of $3.2 million for the like 2021 period, as the per common share dividend was increased to five cents per share in the second quarter of 2021.  The purchase of treasury stock in the first nine months of 2022 due to shares acquired with restricted stock award vestings resulted in outflows of $447,000, compared to cash outflows of $10.4 million in the first nine months of 2021.

Cash and cash equivalents for the nine months ended September 30, 2022, totaled $116.2 million, as compared to $519.3 million as of September 30, 2021.  In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve has continued its pace of rate hikes and raised the federal funds target rate by another 0.75% in September 2022.  The current market expectation is a federal funds target rate of 4.50% by the end of the year, however the outlook on rates have been constantly changing as new economic measures are published.  The Federal Reserve has been slow in shrinking its balance sheet, which decreased from $9.0 trillion in March 2022 to $8.8 trillion in September 2022.  We manage interest rate risk within guidelines established by policy are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at September 30, 2022 and December 31, 2021 are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of September 30, 2022, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  However, we have a lower sensitivity profile relative to December 31, 2021 from interest rate swaps and mix changes in loans.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.  Due to relatively low market interest rates, it was not possible to calculate any down rate scenarios for December 31, 2021 results because many of the market interest rates would fall below zero in that scenario.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2022
Dollar change	$(46,160)	$(22,306)	$(10,791)	$10,567	$21,073	$40,937
Percent change	(19.5)%	(9.4)%	(4.5)%	4.5%	8.9%	17.3%

December 31, 2021
Dollar change	N/M	N/M	N/M	$13,404	$27,689	$54,007
Percent change	N/M	N/M	N/M	9.4%	19.5%	38.0%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual US inflation rate was 8.2% in September 2022, a slight reduction from its peak of 9.1% in June 2022.  Management believes the inflation rate will be elevated in the near term, which is expected to be favorable for the Bank.  In general, we anticipate that higher inflation will increase borrowers’ needs for credit as a result of GDP growth.  In addition, as interest rates are expected to rise to combat inflation, we also expect our net interest margin to be favorably impacted.  The downside risks of high inflation puts upwards pressure to our expenses, which could impact profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment.  We seek to mitigate the impact of interest rate volatility on the Bank by seeking to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. Overall, we expect the effects of higher inflation to be beneficial to us in the near term.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2022.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: November 8, 2022