Form 10-K
period 2022-12-31
OLD SECOND BANCORP INC
filed 2023-03-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-10537

(Exact name of registrant as specified in its charter)

Delaware	36-3143493
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes☐        No⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $563.5 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 44,665,127 at March 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	negative changes in our capital position;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, the Russian invasion of Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 50 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

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
●Station I, LLC and Melrose Holdings 7, LLC, which were formed to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers;
●River Street Advisors, LLC, which was formed in May 2010 to provide investment advisory/management services;

Intercompany transactions and balances are eliminated in consolidation. We evaluate our operations as one operating segment, which is community banking. Financial information concerning our operations can be found in the financial statements in this annual report.

Mergers and Acquisitions

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

Principal Business and Services

We are a full-service banking business offering a broad range of deposit products, trust and wealth management services, lending services, and deposit services, including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit, lease financing receivables and overdraft checking; safe deposit operations, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. Our lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, equipment, capital, construction, inventory, health care and real estate lending, as well as lease financing.  Installment lending includes direct loans to consumers and commercial customers.

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

Market Area

Our main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle, and Will counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, Bartlett, Batavia, Bensenville, Bloomingdale, Bolingbrook, Burlington, Carol Stream, Chicago, Chicago Heights, Darien, Downers Grove, Elburn, Elgin, Frankfort, Glendale Heights, Joliet, Kaneville, Lombard, Montgomery, Naperville, North Aurora, Oakbrook Terrace, Oswego, Ottawa, Plano, Romeoville, South Elgin, St. Charles, Sugar Grove, Sycamore, Villa Park, Warrenville, Wasco, Wheaton, and Yorkville communities and surrounding areas through its 48 banking locations that are located primarily in the western and southern portions of the Chicago metropolitan area.

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, leverage, pricing, documentation and the credit history of the borrower. In 2022, our total loan portfolio grew $448.8 million year over year. We had approximately $1.9 billion in loan originations, excluding renewals, in 2022.  We originated approximately $134.5 million of residential mortgage loans in 2022, which includes originations of loans held for sale of $76.6 million.  Proceeds from the sales of residential mortgage loans to third parties were $81.8 million in 2022.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2022, commercial real estate loans represented approximately 47.6% (44.8% at year-end 2021) of our loan portfolio, residential mortgages represented approximately 15.5% (17.1% at year-end 2021), general commercial loans represented approximately 21.7% (22.5% at year-end 2021), home equity lines of credit represented approximately 2.8% (3.7% at year-end 2021), construction lending represented approximately 4.7% (6.0% at year-end 2021), leases represented approximately 7.2% (5.1% at year-end 2021), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2021).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline, which led to favorable results in 2022.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In late 2021, we continued to grow our commercial lending team with the addition of a sponsor finance team, which grew their line of business throughout 2022, focusing on lower middle market private equity-backed businesses.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing, healthcare, as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, a Treasury constant maturity index, LIBOR, as well as SOFR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to those sources.  Secondary and tertiary repayment sources are typically found in collateralization and guarantor support.

Lease Financing Receivables. We continued growth of our lease portfolio in 2022 with organic lease originations. The collateral for lease financing receivables primarily includes construction and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  The composition of the loan portfolio remains weighted towards commercial real estate at 47.6% for 2022 compared to 44.8% in 2021.  Management continues to monitor concentrations so that we remain comfortable with our position in real estate loans.  As of December 31, 2022, approximately $854.9 million, or 46.4% (47.8%, at year-end 2021) of the total commercial real estate loan portfolio of $1.84 billion consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.   Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  We seek to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with our borrowers.  In most cases, we have collateralized these loans and/or have taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  Our construction and development portfolio decreased from $206.1 million at December 31, 2021, to $180.5 million at December 31, 2022 due to reduced volumes based on rising interest rates.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

Construction loans are structured most often to be converted to permanent loans at the end of the construction phase, paid off with the proceeds from the sale of the underlying asset, or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area.  Lending decisions have been based on the “as-is” and “prospective” appraised value of the property as determined by an independent appraiser, an analysis of the potential marketability and profitability of the project and identification of a cash flow source to service the permanent loan or verification of a refinancing source.  Construction loans generally have terms of 12 to 24 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released. The mortgage activity slowed in both 2022 and 2021, due to the continued reduced housing inventory, and in the rising rate environment.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs acquired in 2017 and 2018.  We experienced a decline in our organic home equity lending in 2022 and 2021, as HELOC payoffs were accelerated on both the organic and purchased portfolios held.

Consumer Loans.  We also provide many types of consumer loans including primarily motor vehicle, home improvement and signature loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.  In addition, with the West Suburban acquisition, we acquired a small credit card portfolio of approximately $5.2 million at December 31, 2021, which was sold during the third quarter of 2022. We retained the servicing of these loans through conversion which is expected in September of 2023.

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

Wealth Management

We offer wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2022, we had approximately $1.45 billion in assets under administration and/or management.

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

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with 35% of our employees having tenure of over ten years and 26% of our employees having at least 15 years of service as of December 31, 2022. We believe that employee development and retention starts with relationships, both among employees and with the communities we serve.  Our “O2 Cares Committee,” led by three members of our executive management team, provides oversight and direction to employee ambassadors that are tasked with fulfilling the O2 Cares Mission to “Positively affect company culture through employee led initiatives focused on career development, building strong relationships, celebrating success and community service.”  In 2022, a primary goal of our senior management team was to build a collaborative and teamwork-focused environment following our West Suburban acquisition in late 2021.  We focused on finding ways to bring employees together, build relationships, and serve our communities side by side.  Several examples include an all-staff after hours event with approximately 500 employees in attendance, a Women That Lead campaign showcasing over 30 internal female leaders during Women’s History Month, a peer to peer recognition Shamrock-themed event in March, and a local service project through Rebuilding Together Aurora in April.   In addition, we continued to have hundreds of attendees at our popular Executive Coffee Break sessions where we strive to make executives accessible to all employees in a casual and fun venue.

The COVID-19 pandemic presented challenges to maintain employee and customer safety, while continuing to be open for business throughout 2022.  Our lobbies have reopened and many of our employees have returned to the office, however, we continue to encourage customers to use electronic and online means to conduct their banking activity.

At December 31, 2022, we employed 819 full-time equivalent employees.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, had an impact on our operations.

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

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, initially permitted banks to suspend requirements under generally accepted accounting principles (“GAAP”) for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, began to be phased in at 25% per year beginning January 1, 2022. As of December 31, 2021, this additional component added to capital had been materially reversed over the past year, as provision for credit loss reversals of $10.3 million were recorded in 2021, excluding the impact of the West Suburban acquisition and resultant PCD loan marks.  As of December 31, 2022, capital measures of the Company exclude $2.9 million, which is primarily the Day One impact of CECL adoption to retained earnings recorded in 2020 less partial runoff since January 2022.

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

As of December 31, 2022, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2022, we had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the OCC, and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.

There are many steps that must be taken by the agencies before any final changes to the framework for evaluating bank mergers can be implemented and the prospects for such action continue to be uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies.  The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.  The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.  However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. We are currently awaiting the final rules from The NASDAQ Stock Market, which are not expected to take effect until mid-2023 at the earliest.

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

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2022, the Bank paid supervisory assessments to the OCC totaling $834,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which will expire on the sooner of January 1, 2024, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

The bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size, speed and complexity of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, strategic, operational, legal and reputational risk. In particular, regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.  New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address.  The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves.  Federal Reserve regulations have historically required FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). As of March 26, 2020, the FRBC eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement as of December 31, 2021 or 2022.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements.  The Community Reinvestment Act (“CRA”) requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional branches and acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.  The Bank received an overall “outstanding” rating on its most recent CRA performance evaluation.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.”  On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. The proposed rules, among other things, seek to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

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

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2022, FATF removed Nicaragua and Pakistan from its lists of Jurisdictions under Increased Monitoring and added the Democratic Republic of the Congo, Mozambique, and Tanzania. The FATF also added Burma to the list of High-Risk Jurisdictions Subject to a Call for Action.

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

Based on the Bank’s committed loan portfolio as of December 31, 2022, concentrations in commercial real estate exceeded the 300% guideline for non-owner occupied commercial real estate loans, primarily due to additional loans acquired from the West Suburban acquisition and the resulting impact to capital from that transaction.  We continue to monitor concentration levels as we seek to manage to an acceptable level of risk with all loan portfolio segments.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that required banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule went into effect requiring financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and  periodic reports from the qualified individual to the board of directors.

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

The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. In March 2022, the CFPB announced changes to its supervisory operations to scrutinize discriminatory conduct under the CFPB’s UDAAP powers to examine financial institution’s decision-making in advertising, pricing, and other areas to ensure that companies are testing for and eliminating illegal discrimination. In this supervisory notice, the CFPB expanded its UDAAP powers to create essentially a fair-lending style discrimination test outside of ECOA that applies to non-lending products.  In October 2022, the CFPB issued Bulletin 2022-06 explaining that blanket policies of charging returned deposit item fees to consumers or all returned transactions irrespective of the circumstances or patterns of behavior on the account are likely unfair under the Consumer Financial Protection Act of 2010. The CFPB has also issued an advisory opinion prohibiting the collection of pay-to-pay fees (such as convenience fees), which are prohibited under the Fair Debt Collection Practices Act.

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

Risks Related to Economic Conditions

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

In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Climate change could have a material adverse impact on us and our customers.

We are exposed to risks of physical impacts of climate change and risks arising from the process of transitioning to a less carbon-dependent economy. Climate change-related physical risks include increased severity and frequency of adverse weather events, such as extreme storms and flooding, and longer-term shifts in climate patterns, such as rising temperatures and sea levels and changes in precipitation amount and distribution. Such physical risks may have adverse impacts on us, both directly on our business operations and as a result of impacts on our borrowers and counterparties, such as declines in the value of loans, investments, real estate and other assets, disruptions in business operations and economic activity, including supply chains, and market volatility.

Transition risks include changes in regulations, market preferences and technologies toward a less carbon-dependent economy. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating operational resiliency, disclosure and financial reporting.

We intend to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

Credit and Interest Rate Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  This risk has been exacerbated in recent years by the effects of the COVID-19 pandemic, and may be impacted by future similar events.  In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income.  Our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The level of the ACL is inherently subjective and is dependent upon a variety of factors beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  We expect economic uncertainty to continue into 2023, which may result in a significant increase to our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

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

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $2.73 billion, or approximately 70.6%, of our loan portfolio at December 31, 2022, compared to $2.45 billion, or approximately 71.6%, at December 31, 2021.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2022, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate were equal to 304.2% of our Tier 1 capital plus allowance for credit losses, a decrease from 313.4% at December 31, 2021.  It is management’s intent to manage our non-owner occupied commercial real estate loans back under 300% capital, as outlined in regulatory guidance, and are performing heightened monitoring over commercial real estate exposures, including concentration limits on commercial real estate type, sub-types and individual tenant exposure, frequent loan portfolio stress testing, as well as sensitivity analysis and using current and prospective market data during underwriting.  Executive management and the Board are actively involved in the review of our commercial real estate portfolio and the approval of individual transactions, with transactions over $5.0 million approved by a management loan committee that includes our chief executive officer, our vice chairman, our chief credit officer, and our senior lending officer.  Commercial real estate transactions over $20.0 million and a relationship credit exposure over $25.0 million require the additional approval of the Directors Loan Committee.  Commercial real estate loans rated watch or worse are actively monitored and reviewed by management and the Board no less than quarterly.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain due to our commercial real estate concentration, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%; however, due in part to rising inflation, throughout 2022 the target Federal Funds rate increased to between 4.25% and 4.50%. When short-term interest rates are low for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.  Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, a decrease in the general level of interest rates, among other things, may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Accordingly, changes in the general level of market interest rates may continue to adversely affect our net yield on interest-earning assets, loan origination volume and our overall results. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could continue to have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and restructured loans still accruing interest), were $32.9 million at December 31, 2022, a decrease of 27.5%, compared to $44.7 million at December 31, 2021. Other real estate owned, or OREO, totaled $1.6 million at December 31, 2022, a decrease of 33.7%, compared to $2.4 million at December 31, 2021.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity. Our loan administration costs also increase because of our nonperforming assets. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Local competitors continue to expand their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than us to compete for loans, acquisitions and personnel.  As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as business and consumer lending, automatic transfer and automatic payment systems.  There has also been significant advancement, as well as setbacks, in the exchange of digital assets (“cryptocurrency”) that could continue to materially impact the financial services industry. We have not entered into or considered any transactions or custodial agreements regarding cryptocurrency.  Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, the financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what we can offer.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive.  These trends have resulted in labor shortages in many of our markets, which has made attracting new employees and replacing existing employees more difficult. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

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

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, such as our acquisition of West Suburban Bank.  Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital and liquidity levels at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions.  The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed.  Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks should have ceased entering into any new contract that uses LIBOR as a reference rate by December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

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

Our available-for-sale securities are carried at estimated fair value.  The determination of fair value for securities categorized in Level 3 involves significant judgment due to the complexity of the factors contributing to the valuation, many of which are not readily observable in the market.  Recent market disruptions and the resulting fluctuations in fair value have made the valuation process even more difficult and subjective.  If the valuations are incorrect, it could harm our financial results and financial condition.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments to the discount rate and changes in banks’ reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per insured depositor category.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  As a result of recent FDIC assessment charges, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets less the sum of its average tangible equity, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate.  In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

With the new Congress taking office in 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, the net result was a split Congress, which in the past leads to less sweeping policy changes. However, Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions.  The DOJ, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2022, we had net deferred tax assets of $44.8 million, which included a $36.2 million tax effect of adjustments related to other comprehensive income.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Many aspects of the banking business involve a substantial risk of legal liability.  From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC, and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2021, the Bank experienced ample liquidity due to customer deposits received related to federal stimulus programs responding to the COVID-19 pandemic, as well as funds received as PPP loans were forgiven, and short-term borrowing facilities were not required to be significantly utilized. However, if funds were needed, we could seek to secure liquidity under the advance program provided under terms offered by the FHLBC. During the second half of 2022, we took down short-term FHLBC advances, due to loan growth and deposit attrition.  If we are unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 48 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 42 of our properties and lease six of our locations.  Our six leased locations are under agreements that end from March 31, 2023 through June 30, 2030.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2022, we had 1,258 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2022 and 2021.

	2022			2021
	High	Low	Dividend	High	Low	Dividend
First quarter	$15.48	$12.55	$0.05	$14.16	$9.75	$0.01
Second quarter	15.68	13.28	0.05	14.45	12.29	0.05
Third quarter	15.00	13.03	0.05	13.30	11.16	0.05
Fourth quarter	17.80	12.91	0.05	14.23	11.95	0.05

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

Stock Repurchases

In September 2019, our board of directors authorized the repurchase of up to 1,494,826 shares of our common stock (the “Repurchase Program”). The Repurchase Program expired on September 19, 2020 and then was extended through October 20, 2021.  The Repurchase Program expired on October 21, 2021, and no other repurchase program is in effect as of December 31, 2022. We made no repurchases in the year ended 2022.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2017, and ending December 31, 2022, a comparison of cumulative total returns for the Company, S&P 500 Index and the KBW NASDAQ Bank Index.  The information assumes that $100 was invested at the closing price at December 31, 2017, in the common stock of the Company and each index and that all dividends were reinvested.

5-Year Performance Comparison
Old Second Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Old Second Bancorp, Inc.	100.00	95.50	99.26	74.74	94.37	121.95
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2022, 2021 and 2020, and financial condition at December 31, 2022 and 2021 and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Business overview

We provide a wide range of financial services through our 48 banking locations located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to providing for the financial services needs of the communities in which we operate through our retail branch network.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  Our market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  We also offer extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

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

Summary Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2022	2021	2020
Balance sheet items at year-end
Total assets	$5,888,317	$6,212,189	$3,040,837
Total earning assets	5,488,534	5,845,972	2,859,154
Average assets	6,071,220	3,483,100	2,860,770
Loans, gross	3,869,609	3,420,804	2,034,851
Allowance for credit losses on loans	49,480	44,281	33,855
Deposits	5,110,723	5,466,232	2,537,073
Securities sold under agreement to repurchase	32,156	50,337	66,980
Other short-term borrowings	90,000	-	-
Junior subordinated debentures	25,773	25,773	25,773
Subordinated debentures	59,297	59,212	-
Senior notes	44,585	44,480	44,375
Notes payable and other borrowings	9,000	19,074	23,393
Stockholders’ equity	461,141	502,027	307,087

Results of operations for the year ended
Interest and dividend income	$216,473	$105,165	$104,215
Interest expense	10,317	8,450	12,464
Net interest and dividend income	206,156	96,715	91,751
Provision for credit losses	6,550	4,326	10,413
Noninterest income	43,116	39,260	37,487
Noninterest expense	151,173	103,782	81,417
Income before taxes	91,549	27,867	37,408
Provision for income taxes	24,144	7,823	9,583
Net income available to common stockholders	$67,405	$20,044	$27,825

Performance ratio
Return on average total assets	1.11%	0.58%	0.97%
Return on average equity	14.46%	6.04%	9.67%
Average equity to average assets	7.68%	9.53%	10.06%
Dividend payout ratio	13.25%	24.24%	4.26%

Per share data
Basic earnings	$1.51	$0.66	$0.94
Diluted earnings	$1.49	$0.65	$0.92
Common book value per share	$10.34	$11.29	$10.47
Weighted average diluted shares outstanding	45,213,088	30,737,862	30,174,072
Weighted average basic shares outstanding	44,526,655	30,208,663	29,623,333
Shares outstanding at year-end	44,582,311	44,461,045	29,328,723

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.28%	1.29%	1.66%
Provision for credit losses on loans to total loans	0.17%	0.13%	0.45%
Net loans charged-off to average total loans	0.04%	0.22%	0.05%
Nonaccrual loans to total loans at end of the year	0.82%	1.21%	1.09%
Nonperforming assets to total assets at end of the year	0.59%	0.76%	0.84%
Allowance for credit losses on loans to nonaccrual loans	156.57%	106.62%	151.95%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2022				2021
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$67,745	$58,008	$47,389	$43,331	$30,790	$24,791	$24,194	$25,390
Interest expense	3,654	2,439	2,125	2,099	2,190	2,173	2,240	1,847
Net interest income	64,091	55,569	45,264	41,232	28,600	22,618	21,954	23,543
Provision for credit losses	1,500	4,500	550	-	12,326	(1,500)	(3,500)	(3,000)
Securities (losses) gains, net	(910)	(1)	(33)	-	(14)	244	2	-
Income (loss) before taxes	31,853	26,577	16,676	16,443	(11,539)	11,329	11,972	16,105
Net income (loss)	23,615	19,523	12,247	12,020	(9,067)	8,412	8,820	11,879
Basic earnings per share	0.53	0.43	0.28	0.27	(0.27)	0.30	0.30	0.41
Diluted earnings per share	0.52	0.43	0.27	0.27	(0.26)	0.29	0.30	0.40
Dividends paid per share	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.01

2022 Financial Overview

In 2022, we recorded net income of $67.4 million, or $1.49 per fully diluted share, compared to $20.0 million, or $0.65 per fully diluted share, in 2021, and $27.8 million, or $0.92 per fully diluted share, in 2020.  Our basic earnings per share for the periods presented were $1.51 in 2022, $0.66 in 2021 and $0.94 in 2020.

Our 2022 net income increased primarily as a result of a full year accounting impact of, and the income related to, our acquisition of West Suburban. Adjusted net income, a non-GAAP financial measure that excludes both acquisition-related costs, net of gains on branch sales, and gains on the sale of the Visa and land trust portfolios, was $73.4 million in 2022. See the discussion entitled “Non-GAAP Financials Measures” on page 39 and the table below, which provides a reconciliation of this non-GAAP measure and related items, to the most comparable GAAP equivalents.

	Year Ended
	December 31,
	2022	2021	2020
Net Income
Income before income taxes (GAAP)	$91,549	$27,867	$37,408
Pre-tax income adjustments:
Provision for credit losses - Day Two	-	14,625	-
Merger-related costs, net of gains/losses on branch sales	9,144	13,190	-
Gains on the sale of Visa credit card and land trust portfolios	(923)	-	-
Adjusted net income before taxes	99,770	55,682	37,408
Taxes on adjusted net income	26,341	13,800	9,583
Adjusted net income (non-GAAP)	$73,429	$41,882	$27,825

Basic earnings per share (GAAP)	$1.51	$0.66	$0.94
Diluted earnings per share (GAAP)	1.49	0.65	0.92
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	1.65	1.39	0.94
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	1.62	1.36	0.92

Adjusted net income provides for a comparative analysis of our performance excluding those one time matters caused by the acquisition of West Suburban. Branch sales were completed to eliminate duplicative geographic locations stemming from the West Suburban acquisition, and the Visa credit card and land trust portfolio sales were executed to exit products that were not within our strategic plan.

Net interest and dividend income increased $109.4 million, or 113.2% for 2022 compared to 2021, due primarily to loan growth and the impact of market interest rate increases on loans and securities. Average loans, including loans held-for-sale, increased $1.58 billion, or 76.8%, in 2022 compared to 2021.  The acquisition of West Suburban in late 2021 contributed to this average loan growth, as well as the development of additional lending verticals in 2022.  Organic loan growth in 2022 drove increases in our commercial, leases, and commercial real estate-investor loan portfolios.  Total interest and dividend income growth in 2022, compared to 2021, resulted in a 57 basis point increase in average rates earned on interest earning assets.  Average interest bearing deposits increased $1.41 billion, or 75.9%, for 2022 compared to 2021, while average deposit rates decreased three basis points over the same period.  The decrease in deposit rates was primarily due to a decrease in the average time deposit rates which were partially offset by increased rates for NOW and money markets.  Average noninterest bearing deposits increased by $1.10 billion, or 100.6%, from 2021 to 2022, as a result of our acquisition of West Suburban.  Noninterest deposits also increased due to commercial demand deposit growth which correlated with our commercial, leases, and commercial real estate loan growth.

We continued to reposition our balance sheet in 2022 to provide appropriate funding for loan growth, ensure adequate liquidity, reduce asset quality risk, and to decrease the rising interest rate risk on our cost of funds.  In 2022, our available-for-sale securities portfolio decreased $154.3 million, compared to year-end 2021, due primarily to $310.8 million of security sales, paydowns, maturities, and calls, as well as the $138.9 million in unrealized losses recorded in 2022.  These decreases in 2022 were partially offset by security purchases of $301.6 million. The unrealized mark to market adjustment on securities was a $123.5 million unrealized loss as of December 31, 2022, compared to a $15.5 million unrealized gain at December 31, 2021, due primarily to market interest rate increases.  Average interest bearing liabilities increased $1.41 billion, to $3.46 billion in 2022 from $2.06 billion in 2021, as funding needs in 2022 were also met by an increase in average noninterest bearing deposits year over year.  Total average borrowing decreased $6.1 million to $190.5 million compared to $196.6 million in 2021.  During 2022, we paid down notes payable by $10.1 million, and increased other short-term borrowings to offset the reduction in securities sold under repurchase agreements deposit runoff and to fund loan growth.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2022, we experienced loan growth of $448.8 million, or 13.1%, over 2021.  The growth was driven primarily by originations of loans with new lending groups, such as the sponsor finance team, as well as growth in commercial, leasing, and commercial real estate loans.  Asset quality levels have remained relatively stable over the last few years relative to total assets, with nonperforming assets of $34.5 million or 0.59% of total assets for 2022, compared to $47.0 million, or 0.76% of total assets for 2021, and $25.5 million, or 0.84% of total assets, for 2020, with the total dollar decrease in 2022, compared to 2021, primarily due to the reduction in nonaccrual loans of $9.9 million.  We also continued to take steps to control operating expenses and increase noninterest income.  A decline in other real estate owned holdings of $795,000 in 2022 resulted in a decrease of $21,000 in net other real estate owned expenses for 2022 compared to 2021, and a decline in other real estate owned holdings of $118,000 in 2021 compared to 2020 resulted in a decrease in expenses of $500,000 in the like period.

As we focused on mitigating the increase of noninterest expenses, exclusive of acquisition-related activity, we were also able to maintain our profitable wealth management business, and continue profitability, though to a lesser extent, with the mortgage banking business as originations and sales were negatively impacted by the rising interest rates.

For information comparing our financial condition and results of operations for the year ended December 31, 2021, to year ended December 31, 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022.

Critical accounting estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry.  These policies require the reliance on estimates, assumptions and judgements, which may prove inaccurate or are subject to variations.  Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

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

As a result of management’s modeling, we recorded an ACL on loans of $49.5 million as of December 31, 2022; in addition, we recorded an ACL on unfunded commitments of $5.1 million as of December 31, 2022, included within other liabilities.  We recorded provision for credit losses of $6.6 million in 2022, comprised of $6.8 million of provision for credit loss expense on loans, and $200,000 release of provision on unfunded commitments.  In 2021, we recorded a provision for credit losses of $4.3 million, comprised of a $9.4 million release of provision for credit losses expense on loans, a $12.2 million Day Two non-PCD credit mark on West Suburban acquired loans, and a $1.5 million provision for credit losses on unfunded commitments, and $10.4 million of provision expense on loans recorded in 2020.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

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

Results of operations

Net interest income

Net interest income, which is our primary source of earnings, is the difference between interest income and fees earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  Our asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions.  This process is discussed in more detail in the section entitled “Interest rate risk” in “Quantitative and Qualitative Disclosures about Market Rate Risk.”

Our net interest income increased $109.4 million, or 113.2%, to $206.2 million for 2022, from $96.7 million for 2021.  The increase in 2022 was primarily driven by our December 1, 2021 acquisition of West Suburban, and the resultant full year of net interest income from loans and securities.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 3.63% for the year ended 2022, compared to 2.95% for the year ended 2021, an increase of 68 basis points.  Our net interest margin on a taxable equivalent (TE) basis, was 3.65% for the year ended 2022, compared to 3.00% for the year ended 2021, an increase of 65 basis points.  Average interest earning assets increased $2.41 billion during 2022 as both volume and rates reflected growth, impacting net interest income.  The increase in interest expense in 2022 compared to 2021 was due primarily to subordinated debenture expense increases based on a full year of interest in 2022, NOW and money market accounts, as well as a rise in our short-term funding needs, as we utilized short-term borrowings (FHLB advances) during the second half of 2022.

Our net interest income increased $5.0 million, or 5.5%, to $96.8 million for 2021, from $91.8 million for 2020.  The increase in 2021 was primarily driven by our December 1, 2021 acquisition of West Suburban, and the resultant $4.6 million in net interest income.  Our net interest margin was 2.95% for the year ended 2021, compared to 3.43% for the year ended 2020, a decrease of 48 basis points.  Our net interest margin on a taxable equivalent (TE) basis, was 3.00% for the year ended 2021, compared to 3.48% for the year ended 2020, a decrease of 48 basis points.  Although average interest earning assets increased $598.0 million during 2021, the market rate reductions were more impactful than the volume growth of lower yielding assets.  The decrease in interest expense in 2021 compared to 2020 was due primarily to lower rates paid on all interest bearing deposits, as well as a reduction of our short-term funding needs, as our excess liquidity on hand allowed us to utilize minimal short-term borrowings for the majority of 2021.

Our average earning assets increased $2.41 billion, or 73.7%, to $5.68 billion in 2022, from $3.27 billion in 2021.  The increase was primarily attributable to an increase in our securities and loan portfolios, primarily due to the West Suburban acquisition, in addition to organic commercial, lease financing, and commercial real estate loan growth. Our average earning assets increased $598.0 million, or 22.4%, to $3.27 billion in 2021, from $2.67 billion in 2020.  The increase was primarily attributable to growth in our interest earning assets with financial institutions of $312.9 million stemming from the West Suburban acquisition, as well as an increase in our loan portfolio, also primarily due to the West Suburban acquisition, in addition to organic commercial, lease financing, construction, and commercial real estate loan growth.

Our average interest bearing liabilities increased $1.41 billion, or 68.4%, to $3.46 billion for 2022, from $2.06 billion in 2021, due primarily to an increase in all deposit categories.  Interest bearing deposits increased by $1.41 billion, or 75.9%, to $3.27 billion in 2022, compared to $1.86 billion in 2021, due primarily to the West Suburban acquisition. Deposit growth was also driven by increases in commercial deposit accounts stemming from new commercial loans.  Our average other borrowings decreased $6.1 million to $190.5 million in 2022 from $196.6 million in 2021. This was mainly due to a decrease of $25.7 million in average securities sold under repurchase agreements and a decrease of $8.5 million in average notes payable as we continue to paydown the US Bank term note, which is set to be paid off in February 2023. Partially offsetting the decrease in our average other borrowings was an increase of $12.5 million in average other short-term borrowings due to obtaining FHLB advances during the second half of 2022. Our average interest bearing liabilities increased $352.4 million, or 20.7%, from $1.70 billion in 2020 to $2.06 billion in 2021, due primarily to an increase in all deposit categories, other than time deposits.  Deposit growth was driven by growth in commercial deposit accounts stemming from new commercial loans.  Our average subordinated debentures increased to $43.8 million in 2021, from no balance in 2020, due to $60.0 million of subordinated debentures that were issued in April 2021.  Our notes payable and other borrowings decreased due to the quarterly paydowns of the US Bank term note, as well as the payoff of a long-term FHLB advance of $6.1 million in 2022.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Year Ended December 31,
	2022			2021			2020
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$308,845	$2,175	0.70	$493,313	$656	0.13	$180,439	$258	0.14
Securities:
Taxable	1,537,655	31,566	2.05	522,892	8,168	1.56	265,312	6,773	2.55
Non-taxable (TE)[1]	181,496	6,692	3.69	188,951	6,464	3.42	199,386	6,926	3.47
Total securities (TE)[1]	1,719,151	38,258	2.23	711,843	14,632	2.06	464,698	13,699	2.95
Dividends from FHLBC and FRBC	19,051	936	4.91	10,201	456	4.47	9,917	484	4.88
Loans and loans held-for-sale [1,2]	3,637,815	176,532	4.85	2,057,594	90,793	4.41	2,019,903	91,241	4.52
Total interest earning assets	5,684,862	217,901	3.83	3,272,951	106,537	3.26	2,674,957	105,682	3.95
Cash and due from banks	52,333	-	-	30,621	-	-	31,143	-	-
Allowance for credit losses on loans	(45,742)	-	-	(32,183)	-	-	(29,771)	-	-
Other noninterest bearing assets	379,767	-	-	211,711	-	-	184,441	-	-
Total assets	$6,071,220			$3,483,100			$2,860,770

Liabilities and Stockholders' Equity
NOW accounts	$610,072	$564	0.09	$584,530	$380	0.07	$456,284	$564	0.12
Money market accounts	1,004,992	958	0.10	407,356	344	0.08	296,398	497	0.17
Savings accounts	1,188,771	378	0.03	502,863	237	0.05	363,331	508	0.14
Time deposits	468,476	1,448	0.31	365,167	1,510	0.41	424,831	5,033	1.18
Interest bearing deposits	3,272,311	3,348	0.10	1,859,916	2,471	0.13	1,540,844	6,602	0.43
Securities sold under repurchase agreements	35,157	40	0.11	60,895	82	0.13	53,808	202	0.38
Other short-term borrowings	12,534	480	3.83	-	-	-	11,255	179	1.59
Junior subordinated debentures	25,773	1,136	4.41	25,773	1,133	4.40	31,101	2,215	7.12
Subordinated debentures	59,255	2,185	3.69	43,820	1,610	3.67	-	-	-
Senior note	44,533	2,682	6.02	44,429	2,692	6.06	44,323	2,692	6.07
Notes payable and other borrowings	13,239	446	3.37	21,700	462	2.13	22,812	574	2.52
Total interest bearing liabilities	3,462,802	10,317	0.30	2,056,533	8,450	0.41	1,704,143	12,464	0.73
Noninterest bearing deposits	2,097,151	-	-	1,045,518	-	-	832,180	-	-
Other liabilities	44,986	-	-	49,166	-	-	36,758	-	-
Stockholders' equity	466,281	-	-	331,883	-	-	287,689	-	-
Total liabilities and stockholders' equity	$6,071,220			$3,483,100			$2,860,770
Net interest income (GAAP)		$206,156			$96,715			$91,751
Net interest margin (GAAP)			3.63			2.95			3.43

Net interest income (TE)[1]		$207,584			$98,087			$93,218
Net interest margin (TE)[1]			3.65			3.00			3.48
Interest bearing liabilities to earning assets	60.91%			62.83%			63.71%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2022, 2021 and 2020.  See the discussion entitled “Non-GAAP Presentations” below and the table on page 42 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes fees of $3.0 million for 2022, $5.8 million for 2021, and $4.3 million for 2020.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP (TE) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2022	2021	2020
Interest income (GAAP)	$216,473	$105,165	$104,215
Taxable equivalent adjustment - loans	23	15	12
Taxable equivalent adjustment - securities	1,405	1,357	1,455
Interest income (TE)	217,901	106,537	105,682
Less: interest expense (GAAP)	10,317	8,450	12,464
Net interest income (TE)	$207,584	$98,087	$93,218
Net interest income (GAAP)	$206,156	$96,715	$91,751
Average interest earning assets	$5,684,862	$3,272,951	$2,674,957
Net interest margin (GAAP)	3.63%	2.95%	3.43%
Net interest margin (TE)	3.65%	3.00%	3.48%

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

Analysis of Year-to-Year Changes in Net Interest Income1

	2022 Compared to 2021			2021 Compared to 2020
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest and dividend income
Interest earning deposits	$(145)	$1,664	$1,519	$414	$(17)	$397
Securities:
Taxable	20,138	3,260	23,398	2,344	(949)	1,395
Tax-exempt	(235)	463	228	(443)	(19)	(462)
Dividends from FHLBC and FRBC	431	49	480	14	(42)	(28)
Loans and loans held-for-sale	75,884	9,855	85,739	2,128	(2,576)	(448)
Total interest and dividend income	96,073	15,291	111,364	4,457	(3,603)	854
Interest expense
NOW accounts	17	167	184	367	(551)	(184)
Money market accounts	564	50	614	469	(622)	(153)
Savings accounts	185	(44)	141	334	(605)	(271)
Time deposits	(577)	515	(62)	(625)	(2,898)	(3,523)
Securities sold under repurchase agreements	(31)	(11)	(42)	31	(151)	(120)
Other short-term borrowings	480	-	480	(90)	(90)	(180)
Junior subordinated debentures	-	3	3	(335)	(747)	(1,082)
Subordinated debt	572	3	575	1,610	-	1,610
Senior notes	6	(16)	(10)	-	-	-
Notes payable and other borrowings	32	(48)	(16)	(27)	(85)	(112)
Total interest expense	1,248	619	1,867	1,734	(5,749)	(4,015)
Net interest and dividend income	$94,825	$14,672	$109,497	$2,723	$2,146	$4,869

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

We recorded a $6.6 million provision for credit losses in 2022, an increase of $2.3 million, from 2021. The increase in provision expense over the prior year was primarily due to loan growth of $448.8 million in 2022, partially offset by improved economic factors.  The 2021 provision for credit losses of $4.3 million compared to $10.4 million in 2020 was primarily due to the acquisition of West Suburban Bank, which was offset by improvements in economic conditions coming out of the COVID pandemic.

For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in this Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2022	2021	2020	2022-2021	2021-2020
Wealth management	$9,887	$9,408	$7,905	5.1	19.0
Service charges on deposits	9,562	5,403	5,512	77.0	(2.0)
Residential mortgage banking revenue
Secondary mortgage fees	332	1,044	1,654	(68.2)	(36.9)
Mortgage servicing rights mark to market gain (loss)	3,177	1,261	(3,999)	151.9	131.5
Mortgage servicing income	2,130	2,181	1,950	(2.3)	11.8
Net gain on sales of mortgage loans	2,022	9,300	15,519	(78.3)	(40.1)
Total residential mortgage banking revenue	7,661	13,786	15,124	(44.4)	(8.8)
Securities (losses) gains, net	(944)	232	(25)	(506.9)	N/M
Increase in cash surrender value of BOLI	718	1,390	1,233	(48.3)	12.7
Death benefit realized on bank-owned life insurance	-	-	57	-	(100.0)
Card related income	10,989	6,712	5,532	63.7	21.3
Other income	5,243	2,329	2,149	125.1	8.4
Total noninterest income	$43,116	$39,260	$37,487	9.8	4.7

N/M - Not meaningful

Our total noninterest income increased $3.9 million, or 9.8%, to $43.1 million for 2022, compared to $39.3 million for 2021.  The increase was primarily due to:

●	Mark to market gains on mortgage servicing rights (MSRs) of $3.2 million in 2022, compared to a mark to market gains on MSRs of $1.3 million recorded in 2021, primarily due to rising market interest rates in late 2022.
●	A $479,000, or 5.1%, increase in wealth management income to $9.9 million in 2022, from $9.4 million in 2021, due to growth in assets under management due to rising interest rates and an increase in wealth management clients.
●	A $4.2 million, or 77.0%, increase in service charges on deposits in 2022, compared to $5.4 million in 2021. The increase in 2022 was primarily due to the West Suburban acquisition and resultant additional fee income.
●	A $4.3 million, or 63.7%, increase in card-related income in 2022, compared to 2021, due to increased consumer spending and card-related income acquired in our acquisition of West Suburban.
●	Other income increased $2.9 million, or 125.1% in 2022, compared to 2021, primarily due to a $743,000 gain on a Visa credit card portfolio sale and a $180,000 gain on the sale of a land trust portfolio in the third quarter of 2022.

Partially offsetting these increases were reductions in secondary mortgage fees of $712,000, or 68.2%, in 2022 compared to 2021, as well as a reduction in the net gain on sales of mortgage loans of $7.3 million, or 78.3%, over the same period, each due to a reduction in secondary market mortgage loan origination volumes in 2022 due to the rising rate environment.  Finally, net securities losses of $944,000 were recorded in 2022, compared to $232,000 of net securities gains in 2021, reflecting strategic security sales in 2022 given the increasing rate environment resulting in downward pressure on the bond market during the year. We had no BOLI death benefit proceeds in 2022 or 2021.

Our total noninterest income increased $1.8 million, or 4.7%, to $39.3 million for 2021, compared to $37.5 million for 2020.  This increase was due to growth in wealth management of $1.5 million, card related income of $1.2 million, and mark to market gains on MSRs of $5.3 million.  Partially offsetting the increase of noninterest income from 2020 to 2021 was a decrease in the net gain on the sales of mortgage loans of $6.2 million, or 40.1%, year over year, due to the high level of refinancing and new mortgage originations in 2020 due to low market interest rates for the majority of 2020.  Secondary mortgage service fees also decreased in 2021 compared to 2020.  We had net gains on securities of $232,000 in 2021, primarily due to sales of $605.8 million, compared to net losses of $25,000 in 2020 on portfolio sales of $18.0 million.  Security sales in 2021 were executed shortly after our acquisition of West Suburban to reposition the portfolio based on our investment strategy.  Finally, there were no BOLI death benefit proceeds realized in 2021, compared to $57,000 of BOLI death benefit proceeds realized in 2020, and the increase in cash surrender value of BOLI rose by $157,000 for the year ended December 31, 2021, compared to the 2020 like period.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2022	2021	2020	2022-2021	2021-2020
Salaries	$64,572	$42,444	$38,058	52.1	11.5
Officers incentive	8,538	5,352	3,574	59.5	49.7
Benefits and other	13,463	9,895	7,915	36.1	25.0
Total salaries and employee benefits	86,573	57,691	49,547	50.1	16.4
Occupancy, furniture and equipment	14,992	13,548	8,498	10.7	59.4
Computer and data processing	15,795	7,936	5,143	99.0	54.3
FDIC insurance	2,401	975	597	146.3	63.3
Net teller & bill paying	3,730	874	648	326.8	34.9
General bank insurance	1,221	1,214	1,030	0.6	17.9
Amortization of core deposit intangible	2,626	644	494	307.8	30.4
Advertising expense	589	343	298	71.7	15.1
Card related expense	4,348	2,538	2,195	71.3	15.6
Legal fees	873	1,096	761	(20.3)	44.0
Consulting & management fees	2,425	5,005	760	(51.5)	558.6
Other real estate owned expense, net	130	151	651	(13.9)	(76.8)
Other expense	15,470	11,767	10,795	31.5	9.0
Total noninterest expense	$151,173	$103,782	$81,417	45.7	27.5

Our total noninterest expense increased by $47.4 million, or 45.7%, in 2022 compared to 2021.  The increase was primarily due to:

●	A $28.9 million, or 50.1%, increase in total salaries and employee benefits, comprised of a $22.1 million increase in salaries primarily due to the West Suburban acquisition and a full year of additional employees, a $3.2 million increase in officers’ incentives primarily due to higher incentive accruals in 2022, and a $3.6 million increase in benefits and other expense primarily due to increases stemming from additional employees from our acquisition of West Suburban. Our number of full-time equivalent employees was 819 as of December 31, 2022, compared to 890 as of December 31, 2021. We are currently facing challenges in achieving a fully-staffed work-force due to the current labor market conditions. Many of our staff members continue to work remotely, or have a hybrid schedule of both in-office and remote workdays.
●	A $1.4 million, or 10.7%, increase in occupancy, furniture and equipment expense primarily due to the acquisition of West Suburban related assets and a full year of corresponding depreciation.
●	A $7.9 million, or 99.0%, increase in computer and data processing expense, primarily due to merger-related costs incurred related to our acquisition of West Suburban as systems conversion was performed in April 2022.
●	A $1.4 million, or 146.3%, increase in FDIC insurance, primarily due to increased deposits related to our acquisition of West Suburban.
●	A $2.9 million, or 326.8%, increase in net teller & bill paying services, primarily due to costs of new payment platforms related to our acquisition of West Suburban.
●	A $1.8 million, or 71.3%, increase in card related expense, primarily due to the increase in consumers stemming from the acquisition of West Suburban.
●	A $3.7 million, or 31.5%, increase in other expense in 2022, compared to 2021, primarily attributable to merger-related costs incurred related to our acquisition of West Suburban, including loan subservicing fees, check card processing fees, and other employee expenses.

Partially offsetting these increases to noninterest expense was a $223,000, or 20.3%, reduction in legal fees and a $2.6 million, or 51.5% reduction in consulting & management fees as the majority of legal and consulting fees were captured during the acquisition of West Suburban in December 2021.

Our total noninterest expense increased by $22.4 million, or 27.5%, in 2021 compared to 2020.  The increase was comprised of a $4.4 million increase in salaries primarily due to the West Suburban acquisition, a $1.8 million increase in officers’ incentives primarily due to higher incentive accruals in 2021, and a $2.0 million increase in benefits and other expense primarily due to increases stemming from additional employees from our acquisition of West Suburban and increases in employee insurance costs as more employees returned to more routine medical appointments, many of which were on hold during 2020 due to the COVID-19 pandemic.  In addition, occupancy, furniture and equipment expense increased $5.1 million due to the acquisition of West Suburban related assets, which included $3.8 million of branch write-downs in the fourth quarter of 2021, based on our deployment of a branch assessment to determine overlap following the merger. Computer and data processing expense increased $2.8 million, consulting and management fees increased $4.2 million, and other expense increased $972,000, all due to merger-related costs incurred related to our acquisition of West Suburban.  Partially offsetting these increases to noninterest expense was a $500,000 reduction in other real estate owned expense, primarily due to a $278,000 reduction in valuation reserve expenses and other reductions in insurance and taxes, professional, closing costs, and other expense relating to OREO.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2022	2021	2020
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$151,173	$103,782	81,417	$151,173	$103,782	81,417
Less amortization of core deposit	2,626	644	494	2,626	644	494
Less other real estate expense, net	130	151	651	130	151	651
Less acquisition related costs, net of gain on branch sales	N/A	N/A	N/A	9,143	13,190	-
Noninterest expense less adjustments	$148,417	$102,987	$80,272	$139,274	$89,797	80,272

Net interest income	$206,156	$96,715	91,751	$206,156	$96,715	91,751
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	23	15	12
Securities	N/A	N/A	N/A	1,405	1,357	1,455
Net interest income including adjustments	206,156	96,715	91,751	207,584	98,087	93,218
Noninterest income	43,116	39,260	37,487	43,116	39,260	37,487
Less death benefit related to BOLI	-	-	57	-	-	57
Less securities (losses) gains, net	(944)	232	(25)	(944)	232	(25)
Less MSRs mark to market gains (losses)	3,177	1,261	(3,999)	3,177	1,261	(3,999)
Less gain on Visa credit card portfolio sale	N/A	N/A	N/A	743	-	-
Less gain on sale of land trust portfolio	N/A	N/A	N/A	180	-	-
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	191	370	343
Noninterest income (excluding) / including adjustments	40,883	37,767	41,454	40,151	38,137	41,797

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$247,039	$134,482	133,205	$247,735	$136,224	135,015
Efficiency ratio / Adjusted efficiency ratio	60.08%	76.58%	60.26%	56.22%	65.92	59.45%

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2022, is detailed in Note 11 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $24.1 million for December 31, 2022 compared to an income tax expense of $7.8 million for 2021 and $9.6 million for 2020.  The increase in income tax expense in 2022, compared to 2021, is commensurate with the growth in our pretax income.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 26.4% for 2022, 28.1% for 2021, and 25.6% for 2020.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $5.89 billion at December 31, 2022, a decrease of $323.9 million, or 5.2%, from December 31, 2021.  Our total cash and cash equivalents decreased $636.9 million, driven by a decrease in interest earning deposits with financial institutions, primarily to fund loan growth.

Our loans increased by $448.8 million, or 13.1%, to $3.87 billion for the year ended December 31, 2022, compared to 2021.  This increase is primarily due to organic loan growth in 2022, driven by originations of loans with new lending groups, such as the sponsor finance team, as well as growth in commercial, leasing, and commercial real estate loans.

Our total securities decreased by $154.3 million, or 9.1%, for the year ended December 31, 2022, compared to 2021, primarily due to the $310.8 million of securities paid down, matured, called, or sold, as well as the $138.9 million in unrealized losses recorded in 2022.  These decreases in 2022 were partially offset by purchases of $301.6 million of securities. We recorded pretax net security losses of $944,000 in 2022.

Our total liabilities were $5.43 billion at December 31, 2022, a decrease of $283.0 million, or 5.0%, from December 31, 2021.  Total deposits decreased by $355.5 million, or 6.5%, to $5.11 billion for the year ended December 31, 2022, compared to $5.47 billion for the year ended December 31, 2021, primarily due to customer usage of funds and the continuing historically low rate environment, which decreased customer incentive to maintain deposit balances.  Management continued to fund new lending with short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).

At December 31, 2022, total stockholders’ equity was $461.1 million, compared to $502.0 million at December 31, 2021. The decrease in stockholders’ equity primarily stems from the increase in unrealized losses in the available for sale securities portfolio due to the increase in market interest rates, but was partially offset by net income of $67.4 million recorded in 2022.

Investments

As shown below, we had minimal changes in the overall composition of our securities portfolio from 2022 to 2021. We experienced significant changes in our securities portfolio in 2021, primarily due to the $1.07 billion of securities we acquired with our West Suburban acquisition and subsequent rebalancing.

Securities Available-for-Sale Portfolio

	2022			2021			2020
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
Securities available-for-sale
U.S. Treasury	$224,054	$212,129	13.8	$202,251	$202,339	11.9	$4,014	$4,117	0.8
U.S. government agencies	61,178	56,048	3.6	62,587	61,888	3.7	6,811	6,657	1.3
U.S. government agency mortgage-backed	140,588	124,990	8.1	172,016	172,302	10.2	16,098	17,209	3.5
States and political subdivisions	239,999	226,128	14.7	241,937	257,609	15.2	229,352	249,259	50.2
Corporate bonds	10,000	9,622	0.6	10,000	9,887	0.6	-	-	0.0
Collateralized mortgage obligations	596,336	533,768	34.7	673,238	672,967	39.7	53,999	56,585	11.4
Asset-backed securities	210,388	201,928	13.1	236,293	236,877	14.0	130,959	131,818	26.6
Collateralized loan obligations	180,276	174,746	11.4	79,838	79,763	4.7	30,728	30,533	6.2
Total securities available-for-sale	$1,662,819	$1,539,359	100.0	$1,678,160	$1,693,632	100.0	$471,961	$496,178	100.0

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

Our total securities portfolio as of December 31, 2022, reflected a net decrease of $154.3 million, or 9.1%, from December 31, 2021. During 2022, we executed securities purchases and sales to rebalance the portfolio to better align with our investment strategy and overall liquidity needs. Securities purchased during 2022 focused on shorter duration, higher credit quality opportunities and were invested primarily in U.S. Treasuries, collateralized mortgage obligations, asset-backed securities and collateralized loan obligations. Of the total $310.8 million recorded in security sales, call, maturities and pay-downs in 2022, $29.2 million were related to U.S. government agency mortgage-backed securities, $180.9 million were related to collateralized mortgage obligations, and $83.2 million were related to asset-backed securities.  Net securities losses of $944,000 were realized in 2022 related to sales and calls during the year.

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

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2022.  Weighted average yield is based on amortized costs and not calculated on a tax equivalent basis. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$48,203	0.64%	$163,926	1.03%	$-	-%	$-	-%	$212,129	0.95%
U.S. government agencies	-	-	52,420	0.83	3,628	4.24	-	-	56,048	1.04
States and political subdivisions	2,454	1.47	15,579	3.36	36,157	2.61	171,938	3.04	226,128	2.97
Corporate bonds	9,622	0.75	-	-	-	-	-	-	9,622	0.75
	60,279	0.69	231,925	1.14	39,785	2.76	171,938	3.04	503,927	1.86
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	658,758	2.53
Asset-backed securities	-	-	-	-	-	-	-	-	201,928	4.77
Collateralized loan obligations									174,746	6.21
Total securities available-for-sale	$60,279	0.69%	$231,925	1.14%	$39,785	2.76%	$171,938	3.04%	$1,539,359	3.00%

As of December 31, 2022, net unrealized losses on available-for-sale securities totaled $123.5 million, which, after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $88.9 million.  As of December 31, 2021, net unrealized gains on available-for-sale securities totaled $15.5 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $11.1 million.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of
(Dollars in thousands)	2022	Total	2021	Total	2020	Total
Commercial [1]	$840,964	21.7	$771,474	22.6	$407,159	20.0
Leases	277,385	7.2	176,031	5.1	141,601	7.0
Commercial real estate – investor	987,635	25.5	799,928	23.4	582,042	28.6
Commercial real estate – owner occupied	854,879	22.1	731,845	21.4	333,070	16.4
Construction	180,535	4.7	206,132	6.0	98,486	4.8
Residential real estate – investor	57,353	1.5	63,399	1.9	56,137	2.8
Residential real estate – owner occupied	219,718	5.7	213,248	6.2	116,388	5.7
Multifamily	323,691	8.4	309,164	9.0	189,040	9.3
HELOC	109,202	2.8	126,290	3.7	100,395	5.0
Other [2]	18,247	0.4	23,293	0.7	10,533	0.4
Total loans	$3,869,609	100.0	$3,420,804	100.0	$2,034,851	100.0

1 Includes $1.6 million, $38.4 million, and $74.1 million of PPP loans outstanding at December 31, 2022, 2021 and 2020, respectively.

2 The “Other” class includes consumer loans and overdrafts.

Our total loans were $3.87 billion as of December 31, 2022, an increase of $448.8 million from $3.42 billion as of December 31, 2021. This increase was primarily due to loan growth of $187.7 million in our commercial real estate – investor and $123.0 in our commercial real estate – owner occupied portfolios. In addition, we experienced organic loan growth primarily in our commercial, leases, and multifamily loan portfolios.  We recorded total loan originations, excluding renewals, of $1.90 billion in 2022, but we also experienced accelerated paydowns in 2022 due to high levels of customer liquidity.

We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Management continues to emphasize loan portfolio quality, which is evidenced by the improved nonperforming loan metrics discussed in the “Asset Quality” section below.  As a result, we recorded net loan charge-offs of $1.6 million in 2022, $4.4 million in 2021, and $979,000 in 2020.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years.  While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate categories represented 70.6% and 71.6% of the portfolio at December 31, 2022 and 2021, respectively.  Our lending exposure is diversified across our commercial, leasing, commercial real estate, residential real estate, construction loan, multifamily and HELOC portfolios, with total loan portfolio growth in each of the three years presented above. We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2022.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2022:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		After One Year		After Five Years
		Through Five Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Commercial	$295,101	$88,842	$418,250	$11,077	$25,450	$1,711	$533	$840,964
Leases	4,907	247,487	1,372	23,619	-	-	-	277,385
Commercial real estate – investor	178,144	406,129	157,943	167,321	78,098	-	-	987,635
Commercial real estate – owner occupied	151,117	258,242	281,643	34,293	129,461	-	123	854,879
Construction	56,353	13,542	105,079	1,466	4,095	-	-	180,535
Residential real estate – investor	4,464	28,353	1,973	5,428	5,294	120	11,721	57,353
Residential real estate – owner occupied	2,318	2,230	10,179	835	69,455	4,192	130,509	219,718
Multifamily	43,486	168,179	81,399	7,794	21,479	-	1,354	323,691
HELOC	6,827	2,021	12,048	6,039	14,973	203	67,091	109,202
Other[1]	7,501	5,145	5,476	125	-	-	-	18,247
Total	$750,218	$1,220,170	$1,075,362	$257,997	$348,305	$6,226	$211,331	$3,869,609

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing troubled debt restructured loans accruing interest and loans 90 days or more past due still accruing interest.  Remediation work continues in all segments. Nonperforming loans decreased by $11.8 million to $32.9 million at December 31, 2022, from $44.7 million at December 31, 2021. Nonperforming assets, which includes nonperforming loans plus other real estate owned, totaled $34.5 million as of December 31, 2022, compared to $47.0 million as of December 31, 2021.    Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Credit metrics, excluding the impact of the West Suburban acquisition, continued to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.9% as of December 31, 2022, from 1.3% as of December 31, 2021, and 1.1% December 31, 2020.  The distribution of our nonperforming loans is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

(Dollars in thousands)	2022	2021	2020
Nonaccrual loans	$31,602	$41,531	$22,280
Performing troubled debt restructured loans accruing interest	49	25	331
Loans past due 90 days or more and still accruing interest	1,262	3,110	434
Total nonperforming loans	32,913	44,666	23,045
Other real estate owned	1,561	2,356	2,474
Total nonperforming assets	$34,474	$47,022	$25,519

Other real estate owned ("OREO") as % of nonperforming assets	4.5%	5.0%	9.7%

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $284,000, $280,000 and $70,000 was recorded and collected during 2022, 2021 and 2020, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2022, 2021 and 2020, had these loans been on an accrual basis throughout the year, was approximately $2.7 million, $1.6 million and $461,000, respectively.  There were approximately $7.4 million and $5.1 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2022 and 2021, respectively.  Additionally, the nonaccrual loans above include $3.6 million and $3.7 million in restructured loans for the years ending December 31, 2022 and 2021.

Total past due loans, including accruing and nonaccrual loans, totaled $22.2 million at year-end 2022, a $5.1 million decrease from year end 2021, resulting in the rate of past due loans to total loans decreasing to 0.6% at year-end 2022 compared to 0.8% at year-end 2021, and 1.13% at year-end 2020.  Refer to Note 5, “Loans and Allowance for Credit Losses on Loans”, in our Consolidated Financial Statements, below, for further detail of past due loans by classification for 2022 and 2021.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2022	2021	2020	2022-2021	2021-2020
Commercial	$26,485	$32,712	$2,679	(19.0)	N/M
Leases	1,876	3,754	3,222	(50.0)	16.5
Commercial real estate – investor	27,410	10,667	5,117	157.0	108.5
Commercial real estate – owner occupied	40,890	15,429	11,187	165.0	37.9
Construction	1,333	2,104	5,192	(36.6)	(59.5)
Residential real estate – investor	1,714	1,265	1,516	35.5	(16.6)
Residential real estate – owner occupied	3,854	5,099	4,040	(24.4)	26.2
Multifamily	2,954	2,278	7,558	29.7	(69.9)
HELOC	2,411	1,423	1,540	69.4	(7.6)
Other(1)	2	10	4	(80.0)	150.0
Total classified loans	108,929	74,741	42,055	45.7	77.7
Other real estate owned	1,561	2,356	2,474	(33.7)	(4.8)
Total classified assets	$110,490	$77,097	$44,529	43.3	73.1

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

Total classified loans increased in 2022 compared to 2021, and increased in 2021 compared to 2020. The growth in 2022 is primarily due to an increase of $16.7 million of Commercial real estate – investor loans, and an increase of $25.5 million of Commercial real estate – owner occupied loans, compared to 2021. In 2022, the increase to Commercial real estate – owner occupied was due to increased healthcare industry loans being categorized as substandard and the increase to Commercial real estate – investor was due to three unrelated large loans being categorized as substandard. The increase in classified loans in 2021 was primarily attributable to our acquisition of West Suburban.  Total classified assets increased in 2022 compared to both 2021 and 2020.  Classified assets, which includes classified loans and OREO, was favorably impacted by a $795,000 decrease in our OREO portfolio in 2022 from 2021, and a $118,000 decrease in our OREO portfolio in 2021 from 2020.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased to 18.36% at December 31, 2022, compared to 13.79% at December 31, 2021, from 12.64% at December 31, 2020.

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

Allowance for Credit Losses

At December 31, 2022, the ACL on loans totaled $49.5 million, and the ACL on unfunded commitments, included in other liabilities, totaled $5.1 million, compared to the ACL on loans of $44.3 million and ACL on unfunded commitments of $6.2 million at December 31, 2021. The increase was primarily due to loan growth within the loan portfolio, which was partially offset by improved economic conditions.

One measure of the adequacy of the ACL is the ratio of the ACL on loans to total loans. The ACL as a percentage of total loans was 1.3% as of December 31, 2022 and 2021. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this annual report for discussion of our ACL methodology on loans.

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses over the expected life of the loan portfolio as well as considering changes in macroeconomic conditions.

During 2022, we recorded a $6.8 million of provision for credit losses expense on loans and a $200,000 release of provision for credit losses on unfunded commitments. During 2021, we recorded a $9.4 million release of provision for credit losses expense on loans, a $12.2 million Day Two non-PCD credit mark for estimated lifetime credit losses on West Suburban acquired loans, and a $1.5 million provision for credit losses on unfunded commitments.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2022	2021	2020
Total average loans (exclusive of loans held–for–sale)	$3,634,570	$2,051,944	$2,009,774
Allowance at beginning of year	44,281	33,855	19,789
Charge–offs:
Commercial	151	963	39
Leases	371	69	206
Commercial real estate – investor	1,401	2,724	512
Commercial real estate – owner occupied	133	1,797	1,763
Construction	-	-	60
Real estate – investor	-	-	8
Real estate – owner occupied	2	-	43
Multifamily	-	183	-
HELOC	-	17	193
Other[1]	402	180	244
Total charge–offs	2,460	5,933	3,068
Recoveries:
Commercial	95	352	56
Leases	2	-	98
Commercial real estate – investor	81	78	165
Commercial real estate – owner occupied	104	235	697
Construction	-	-	172
Real estate – investor	30	291	57
Real estate – owner occupied	226	158	287
Multifamily	63	-	-
HELOC	140	234	387
Other[1]	168	141	170
Total recoveries	909	1,489	2,089
Net charge-offs	1,551	4,444	979
Adoption of ASU 326	-	-	5,879
Day 1 PCD credit evaluation	-	12,075	-
Provision for credit losses on loans	6,750	2,795	9,166
Allowance at end of year	$49,480	$44,281	$33,855

Net charge-offs to total average loans	0.0%	0.2%	0.0%
ACL on loans at year end to total average loans	1.4%	2.2%	1.7%
Nonaccrual loans to total loans outstanding	0.8%	1.2%	1.1%
Nonperforming loans to total loans outstanding	0.9%	1.5%	1.1%
ACL on loans at year end to nonaccrual loans	156.6%	106.6%	152.0%

1 The “Other” class includes consumer loans and overdrafts.

The following table summarizes, for the years indicated, net charge-offs per loan class and the percentage of total average loans per class:

		% of Total		% of Total		% of Total
		Average		Average		Average
		Loans Per		Loans Per		Loans Per
	2022	Class	2021	Class	2020	Class
Commercial	$56	0.0	$611	0.1	$(17)	(0.0)
Leases	369	0.1	69	0.1	108	0.1
Commercial real estate – investor	1,320	0.1	2,646	0.6	347	0.1
Commercial real estate – owner occupied	29	0.0	1,562	0.4	1,066	0.3
Construction	-	-	-	-	(112)	(0.1)
Residential real estate – investor	(30)	(0.1)	(291)	(0.7)	(49)	(0.1)
Residential real estate – owner occupied	(224)	(0.1)	(158)	(0.1)	(244)	(0.2)
Multifamily	(63)	(0.0)	183	0.1	-	-
HELOC	(140)	(0.1)	(217)	(0.3)	(194)	(0.2)
Other [1]	234	1.6	39	0.3	74	1.2
Net charge–offs	$1,551	0.0	$4,444	0.2	$979	0.0

1 The “Other” class includes consumer loans and overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.  Our provision for credit losses in 2022 totaled $6.6 million, compared to $4.3 million in 2021, and $10.4 million in 2020.  Net charge-offs recorded in 2022 totaled $1.6 million, compared to net charge-offs of $4.4 million recorded in 2021, and net charge-offs of $979,000 in 2020. The decrease of net charge offs in 2022 was due to ongoing credit remediation efforts. Our ACL on loans to average loans was 1.4% as of December 31, 2022, compared to 2.2% at both December 31, 2021 and 1.7% at December 31, 2020.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2022		2021		2020
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$11,968	21.7	$11,751	22.6	$2,812	20.0
Leases	2,865	7.2	3,480	5.1	3,888	7.0
Commercial real estate – investor	10,674	25.5	10,795	23.4	7,899	28.6
Commercial real estate – owner occupied	15,001	22.1	4,913	21.4	3,557	16.4
Construction	1,546	4.7	3,373	6.0	4,054	4.8
Real estate – investor	768	1.5	760	1.9	1,740	2.8
Real estate – owner occupied	2,046	5.7	2,832	6.2	2,714	5.7
Multifamily	2,453	8.4	3,675	9.0	3,625	9.3
HELOC	1,806	2.8	2,510	3.7	1,948	5.0
Other[1]	353	0.4	192	0.7	1,618	0.4
Total	$49,480	100.0	$44,281	100.0	$33,855	100.0

1 The “Other” class includes consumer loans and overdrafts for each year presented.

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

Based on these quarterly assessments, management determined that $6.8 million of provision for credit losses expense on loans was required for 2022. For 2021, excluding the impact of the West Suburban acquisition and related Day Two ACL adjustment for non-PCD loans acquired, a $9.4 million release of provision for credit losses expense on loans was required for 2021, and a $9.2 million provision for credit losses was required for 2020.  When measured as a percentage of average loans outstanding, the total ACL decreased from 2.2% of total loans as of December 31, 2021 to 1.4% of total loans at December 31, 2022. The decrease is primarily the result of increased average loans from the WSB acquisition and a stabilizing economy.

During 2022, the release of credit losses on unfunded commitments totaled $200,000, and the allowance for unfunded commitments totaled $5.1 million as of December 31, 2022.  Management reviewed the securities portfolio for credit loss exposure, and determined that no allowance for credit losses on securities was required for 2022.  See Note 4 to the Consolidated Financial Statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $1.6 million as of December 31, 2022, compared to $2.4 million as of December 31, 2021, reflecting a $795,000 decline. During 2022, we transferred one OREO property from loans with a total fair value of $87,000, and we sold five properties which had a net book value of $778,000. Net gains on the sale of OREO properties during 2022 totaled $163,000, compared to net gains on sale of $41,000 in 2021 and $204,000 in 2020. The OREO valuation reserve decreased to $856,000 in 2022 compared to $1.2 million in 2021.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2022	2021	2020	2022-2021	2021-2020
Single family residence	$-	$645	$430	(100.0)	50.0
Lots (single family and commercial)	1,261	1,411	1,387	(10.6)	1.7
Vacant land	300	300	352	-	(14.8)
Commercial property	-	-	305	-	(100.0)
Total OREO properties	$1,561	$2,356	$2,474	(33.7)	(4.8)

Other real estate assets transferred from loans are recorded at the fair value of the property when transferred, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2022 was $856,000, which was 35.4% of gross OREO, at year-end 2022.  This compares to $1.2 million, or 33.3%, of gross OREO, net of participations, at year-end 2021.

Deposits

Our total deposits contracted by $355.5 million, or 6.5%, to a total of $5.11 billion at year-end 2022, compared to year-end 2021, primarily due to a $240.8 million decrease in money market accounts. Total deposits grew by $2.93 billion, or 115.5%, to a total of $5.47 billion at year-end 2021 compared to year-end 2020, primarily due to the $2.69 billion of deposits acquired in our acquisition of West Suburban.  We had no brokered certificates of deposit as of December 31, 2022 or December 31, 2021.

Average Balances and Interest Rates

	2022		2021		2020
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$2,097,151	-	$1,045,518	-	$832,180	-
Interest bearing:
NOW and money market	1,615,064	0.09	991,886	0.07	752,682	0.14
Savings	1,188,771	0.03	502,863	0.05	363,331	0.14
Time	468,476	0.31	365,167	0.41	424,831	1.18
Total deposits	$5,369,462		$2,905,434		$2,373,024

The following table sets forth the amounts and maturities of time deposits of $250,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $250,000 or More

(Dollars in thousands)	2022	2021
3 months or less	$9,433	$17,050
Over 3 months through 6 months	6,274	10,698
Over 6 months through 12 months	13,965	22,759
Over 12 months	10,794	18,211
	$40,466	$68,718

The following table reflects the portion of deposits accounts in U.S. offices that exceed the FDIC insurance limit or similar deposit insurance regimes:

	December 31,
(Dollars in thousands)	2022	2021
Uninsured deposits	$1,435,856	$1,422,553

Borrowings

In addition to deposits, we used other liquidity sources for our funding needs in 2022, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans. We primarily use these borrowings as a source of short-term funding; however, our excess liquidity on hand during 2021 and much of 2022 allowed us to fund our short-term liquidity needs with cash on hand. During the third quarter of 2022, we began utilizing short-term borrowings from the FHLBC again. The outstanding balance of our short-term FHLBC borrowing was $90.0 million as of December 31, 2022.

In addition, we have an unused line of credit of $30.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit has not been drawn upon since January 2019.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2022, 2021 or 2020.

The average junior subordinated debentures included one issuance of trust preferred securities, Old Second Capital Trust II (“Trust II”), which totals $25.0 million as of December 31, 2022 and 2021.  On March 2, 2020, we redeemed all of the subordinated debentures due June 30, 2033, relating to the outstanding 7.80% cumulative trust preferred securities (the “Trust Securities”) issued by Old Second

Capital Trust I (“Trust I”), which was reported in junior subordinated debentures at December 31, 2019.  Also on March 2, 2020, we redeemed all of the outstanding Trust Securities at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.  In connection with the redemption, the Trust Securities were delisted from The NASDAQ Stock Market.  See Note 10 to the Consolidated Financial Statements Junior Subordinated Debentures for further discussion of Capital Trust II.   The junior subordinated debentures outstanding at December 31, 2022 consists of $25.8 million of the Trust II issuance, including both the preferred and common stock components related to this trust preferred issuance.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2022, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2022, we had $44.6 million of senior debt outstanding, net of deferred issuance costs.  At December 31, 2022, we were in compliance with all of the financial covenants contained within the senior debt agreement.

Capital

As of December 31, 2022, we had total stockholders’ equity of $461.1 million, a decrease of $40.9 million, or 8.1%, from $502.0 million as of December 31, 2021.  This decrease was largely attributable to the $100.0 million reduction in the fair value adjustments on securities available for sale and $1.9 million of fair value adjustments on swaps within accumulated other comprehensive income, net of tax, offset by net income of $67.4 million. At December 31, 2022, accumulated other comprehensive loss, net of deferred taxes, was $93.1 million, compared to $8.8 million accumulated other comprehensive income, net of tax, as of year-end 2021.  Equity in 2022 was reduced for the payment of dividends to common stockholders, which totaled $8.9 million for the year.  Our total stockholders’ equity increased in 2021, ending at $502.0 million, compared to $307.1 million at year end 2020, due primarily to the West Suburban acquisition, which resulted in consideration paid to West Suburban shareholders of $194.5 million, or 15.7 million shares, of our common stock.  In addition, we had net income of $20.0 million in 2021, less a $6.0 million reduction in the fair value adjustment on securities available for sale, net of the fair value adjustments related to swaps, within accumulated other comprehensive income.  At December 31, 2021, accumulated other comprehensive income, net of deferred taxes, was $8.8 million, compared to $14.8 million accumulated other comprehensive income, net of tax, as of year-end 2020.

We issued $32.6 million of cumulative trust preferred securities through our consolidated subsidiary, Trust I, in July 2003.  As noted above, we redeemed all of the outstanding Trust Securities on March 2, 2020, at a redemption price of $10.00 per Trust Security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions through the redemption date.

We issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to prior regulatory approval, can now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2022, and December 31, 2021, total trust preferred proceeds of $25.0 million qualified as Tier 1 regulatory capital at the bank holding company level.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with U.S. Securities and Exchange Commission rules, privately negotiated transactions, or by other means.  The stock repurchase program initially expired on September 19, 2020, but was extended through October 20, 2021 following regulatory non-objection.  The actual means and timing of any repurchases, quantity of purchased shares and prices was, subject to certain limitations, at the discretion of management and depended on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases were funded by our cash on hand.  No shares were repurchased in 2019, and during 2020, we repurchased 719,273 shares of our common stock at a weighted average price of $7.65 per share pursuant to our stock repurchase program. During 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  In total, we repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share under our stock repurchase program prior to its expiration on October 21, 2021. No other repurchase program was in effect as of December 31, 2022.

We withheld 32,524 shares for $455,000 to satisfy RSU vesting tax withholding obligations in 2022, which increased treasury stock.  This increase was offset by issuance of 153,790 shares for RSU vestings, which totaled $3.1 million. The net impact was a decrease to treasury stock of 121,266 shares, totaling $2.7 million as of December 31, 2022.  The net decrease in treasury stock increased stockholders’ equity, and also decreased earnings per share by increasing the number of shares outstanding.

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

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2022	2021	2020
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.67%	9.46%	11.94%
Total risk-based capital ratio	10.50%	N/A	12.52%	12.55%	14.26%
Tier 1 risk-based capital ratio	8.50%	N/A	10.20%	10.06%	13.01%
Tier 1 leverage ratio	4.00%	N/A	8.14%	7.81%	10.21%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	11.70%	12.41%	13.75%
Total risk-based capital ratio	10.50%	10.00%	12.75%	13.46%	15.00%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.70%	12.41%	13.75%
Tier 1 leverage ratio	4.00%	5.00%	9.32%	9.58%	10.74%

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2022, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio decreased from 8.08% to 7.83%, while our tangible common equity to tangible assets ratio (non-GAAP), decreased from 6.59% at December 31, 2021 to 6.28% at December 31, 2022.  The declines in these ratios were primarily due to a decrease in each denominator in the interest bearing balance with financial institutions and securities available-for-sale, offset by growth in loans.  In addition, the growth in accumulated other comprehensive loss on available-for-sale securities in 2022 contributed to the decline in these ratios, as the numerator was reduced.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.  The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2022		December 31, 2021
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$461,141	$461,141	$502,027	$502,027
Less: Goodwill and intangible assets	100,156	100,156	102,636	102,636
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,736	N/A	3,261
Adjusted goodwill and intangible assets	100,156	97,420	102,636	99,375
Tangible common equity	$360,985	$363,721	$399,391	$402,652
Tangible assets
Total assets	$5,888,317	$5,888,317	$6,212,189	$6,212,189
Less: Adjusted goodwill and intangible assets	100,156	97,420	102,636	99,375
Tangible assets	$5,788,161	$5,790,897	$6,109,553	$6,112,814

Common equity to total assets	7.83%	7.83%	8.08%	8.08%
Tangible common equity to tangible assets	6.24%	6.28%	6.54%	6.59%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See “Supervision and Regulation—Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2022 totaled $115.2 million, compared to $752.1 million at December 31, 2021, and $329.9 million as of December 31, 2020.  Given lower levels of cash, short-term borrowings were utilized to fund the gap between loan growth and the departure of surge deposits that came in during the pandemic.  We also sourced additional funding in the fourth quarter of 2022 by selling floating rate securities recognizing minimal losses, with the added benefit of interest rate risk mitigation.  The Bank possesses a strong liquidity profile in normal and stressed scenarios due to diverse funding sources, an outsized securities portfolio, and a stable core deposit base.

Net cash inflows from operating activities were $97.3 million during 2022, compared with inflows of $31.0 million in 2021 and inflows of $26.0 million in 2020.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2022, 2021 and 2020.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows for 2022, but a source of outflows in 2021 and 2020.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash outflows from investing activities were $432.8 million in 2022, compared to $132.9 million of inflows in 2021, and $103.8 million of outflows in 2020. Loan growth resulted in $443.9 million of cash outflows for 2022 and $103.9 million of cash outflows in 2020.  Excluding the West Suburban acquisition, loans decreased by $122.1 million in 2021, primarily due to the forgiveness or payoff of PPP loans issued in 2020 and early 2021. In 2022, security transactions resulted in net cash inflows of $9.2 million.  In 2021, securities transactions accounted for net outflows of $141.4 million, and proceeds from the sales of OREO assets accounted for inflows of $5.8 million.  In 2020, securities transactions accounted for net inflows of $831,000, and proceeds from the sale of OREO assets accounted for inflows of $3.3 million.

Net cash outflows from financing activities in 2022 were $301.5 million, compared to $258.2 million of inflows in 2021, and $357.1 million of inflows in 2020. This was primarily due to the net outflow change in deposits of $353.9 million in 2022, the net inflow change in deposits of $235.1 million in 2021, and the net inflow change in deposits of $410.3 million in 2020.  Significant cash inflows from financing activities in 2022 included growth in other short-term borrowings of $90.0 million as we obtained overnight FHLB advances throughout the latter half of 2022. Significant inflows from financing activities in 2021 included a growth in subordinated debentures, net of issuance costs, of $59.1 million as we sold and issued $60.0 million of subordinated debentures in April 2021. Significant cash outflows from financing activities in 2021 included a reduction in other short-term borrowings of $48.5 million.

Commitments and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2022, do not necessarily represent the amounts that may ultimately be paid.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2022:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$44,870	$143,030	$94,962	$3,434	$286,296
Revolving open end residential	22,817	30,889	4,210	154,147	212,063
Other unused loan commitments, including commercial and industrial	336,710	115,955	32,813	15,489	500,967
Financial standby letters of credit (borrowers)	18,679	200	-	-	18,879
Performance standby letters of credit (borrowers)	17,060	90	-	-	17,150
Performance standby letters of credit (others)	67	-	-	-	67
Total	$440,203	$290,164	$131,985	$173,070	$1,035,422

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

The Federal Reserve has slowed its pace of rate hikes to 0.50% at the December meeting, a change of pace from the 0.75% hikes over the past several meetings.  The current market expectation is a federal funds target rate to increase for a longer period of time, and peak at 5.75% in the second half of 2023.  The economy has proven to be resilient in digesting the higher rates as the unemployment rate remains at a satisfactory level, supported by a tight labor market.  The Federal Reserve’s objective of shrinking its balance sheet has been slower than initially thought due to slower prepayments on mortgage-backed securities from the lack of refinancing activity, the Federal Reserve’s balance sheet stands at $8.6 trillion in December 2022.  We manage interest rate risk within guidelines established by policy are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.

We manage various market risks in the normal course of our operations, including credit risk, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2022 and December 31, 2021 are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of December 31, 2022, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  However, we have a notably lower sensitivity profile relative to December 31, 2021 from interest rate swaps and some mix change in loan composition.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2022
Dollar change	$(46,800)	$(22,963)	$(11,327)	$11,278	$22,593	$44,482
Percent change	(18.2)%	(8.9)%	(4.4)%	4.4%	8.8%	17.3%

December 31, 2021
Dollar change	N/M	N/M	N/M	$13,404	$27,689	$54,007
Percent change	N/M	N/M	N/M	9.4%	19.5%	38.0%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual U.S. inflation rate slowed for a sixth straight month to 6.5% as of December 31, 2022, down from its peak of 9.1% in June 2022.  Management believes the inflation rate will continue to trend down in response to monetary policy, but that the inflation rate will remain higher than the Federal Reserve’s target of 2.0%.  In general, we expect higher inflation will increase borrowers’ needs for credit as a result of GDP growth.  In addition, as interest rates are expected to continue rising albeit at a slower pace, we expect our net interest margin to be favorably impacted.  The downside risks of high inflation puts upwards pressure on our expenses, which could impact profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  We believe a financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in the current volatile economic environment.  We seek to mitigate the impact of interest rate volatility on the Bank by seeking to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.  Overall, we expect the effects of higher inflation to be beneficial to us in the near term.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$56,632	$38,565
Interest earning deposits with financial institutions	58,545	713,542
Cash and cash equivalents	115,177	752,107
Securities available-for-sale, at fair value	1,539,359	1,693,632
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	20,530	13,257
Loans held-for-sale	491	4,737
Loans	3,869,609	3,420,804
Less: allowance for credit losses on loans	49,480	44,281
Net loans	3,820,129	3,376,523
Premises and equipment, net	72,355	88,005
Other real estate owned	1,561	2,356
Mortgage servicing rights, at fair value	11,189	7,097
Goodwill	86,478	86,332
Core deposit intangible	13,678	16,304
Bank-owned life insurance ("BOLI")	106,608	105,300
Deferred tax assets, net	44,750	6,100
Other assets	56,012	60,439
Total assets	$5,888,317	$6,212,189

Liabilities
Deposits:
Noninterest bearing demand	$2,051,702	$2,087,649
Interest bearing:
Savings, NOW, and money market	2,617,100	2,874,773
Time	441,921	503,810
Total deposits	5,110,723	5,466,232
Securities sold under repurchase agreements	32,156	50,337
Other short-term borrowings	90,000	-
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,297	59,212
Senior notes	44,585	44,480
Notes payable and other borrowings	9,000	19,074
Other liabilities	55,642	45,054
Total liabilities	5,427,176	5,710,162

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	202,276	202,443
Retained earnings	310,512	252,011
Accumulated other comprehensive (loss) income	(93,124)	8,768
Treasury stock	(3,228)	(5,900)
Total stockholders’ equity	461,141	502,027
Total liabilities and stockholders’ equity	$5,888,317	$6,212,189

	December 31, 2022	December 31, 2021
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,582,311	44,461,045
Treasury shares	122,839	244,105

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2022, 2021 and 2020

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income
Loans, including fees	$176,379	$90,613	$90,923
Loans held-for-sale	130	165	306
Securities:
Taxable	31,566	8,168	6,773
Tax exempt	5,287	5,107	5,471
Dividends from FHLBC and FRBC stock	936	456	484
Interest bearing deposits with financial institutions	2,175	656	258
Total interest and dividend income	216,473	105,165	104,215
Interest expense
Savings, NOW, and money market deposits	1,900	961	1,569
Time deposits	1,448	1,510	5,033
Securities sold under repurchase agreements	40	82	202
Other short-term borrowings	480	-	179
Junior subordinated debentures	1,136	1,133	2,215
Subordinated debentures	2,185	1,610	-
Senior notes	2,682	2,692	2,692
Notes payable and other borrowings	446	462	574
Total interest expense	10,317	8,450	12,464
Net interest and dividend income	206,156	96,715	91,751
Provision for credit losses	6,550	4,326	10,413
Net interest and dividend income after provision for credit losses	199,606	92,389	81,338
Noninterest income
Wealth management	9,887	9,408	7,905
Service charges on deposits	9,562	5,403	5,512
Secondary mortgage fees	332	1,044	1,654
Mortgage servicing rights mark to market gain (loss)	3,177	1,261	(3,999)
Mortgage servicing income	2,130	2,181	1,950
Net gain on sales of mortgage loans	2,022	9,300	15,519
Securities (losses) gains, net	(944)	232	(25)
Change in cash surrender value of BOLI	718	1,390	1,233
Death benefit realized on BOLI	-	-	57
Card related income	10,989	6,712	5,532
Other income	5,243	2,329	2,149
Total noninterest income	43,116	39,260	37,487
Noninterest expense
Salaries and employee benefits	86,573	57,691	49,547
Occupancy, furniture and equipment	14,992	13,548	8,498
Computer and data processing	15,795	7,936	5,143
FDIC insurance	2,401	975	597
Net teller & bill paying	3,730	874	648
General bank insurance	1,221	1,214	1,030
Amortization of core deposit intangible	2,626	644	494
Advertising expense	589	343	298
Card related expense	4,348	2,538	2,195
Legal fees	873	1,096	761
Consulting & management fees	2,425	5,005	760
Other real estate expense, net	130	151	651
Other expense	15,470	11,767	10,795
Total noninterest expense	151,173	103,782	81,417
Income before income taxes	91,549	27,867	37,408
Provision for income taxes	24,144	7,823	9,583
Net income	$67,405	$20,044	$27,825

Basic earnings per share	$1.51	$0.66	$0.94
Diluted earnings per share	1.49	0.65	0.92
Dividends declared per share	0.20	0.16	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net Income	$67,405	$20,044	$27,825

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(139,876)	(8,513)	14,690
Related tax benefit (expense)	39,166	2,406	(4,122)
Holding (losses) gains, after tax, on available-for-sale securities	(100,710)	(6,107)	10,568

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(944)	232	(25)
Related tax benefit (expense)	265	(65)	7
Net realized (losses) gains after tax	(679)	167	(18)
Other comprehensive (loss) income on available-for-sale securities	(100,031)	(6,274)	10,586

Changes in fair value of derivatives used for cash flow hedges	(2,579)	389	(533)
Related tax benefit (expense)	718	(109)	147
Other comprehensive (loss) income on cash flow hedges	(1,861)	280	(386)

Total other comprehensive (loss) income	(101,892)	(5,994)	10,200
Total comprehensive (loss) income	$(34,487)	$14,050	$38,025

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)

Balance, December 31, 2019	$6,827	$(2,265)	$4,562
Other comprehensive income (loss), net of tax	10,586	(386)	10,200
Balance, December 31, 2020	$17,413	$(2,651)	$14,762

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(6,274)	280	(5,994)
Balance, December 31, 2021	$11,139	$(2,371)	$8,768

Balance, December 31, 2021	$11,139	$(2,371)	$8,768
Other comprehensive loss, net of tax	(100,031)	(1,861)	(101,892)
Balance, December 31, 2022	$(88,892)	$(4,232)	$(93,124)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$67,405	$20,044	$27,825
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	5,217	2,932	2,329
Securities losses (gains), net	944	(232)	25
Provision for credit losses	6,550	4,326	10,413
Originations of loans held-for-sale	(76,607)	(239,175)	(384,379)
Proceeds from sales of loans held-for-sale	81,776	254,374	388,538
Net gains on sales of mortgage loans	(2,022)	(9,300)	(15,519)
Mortgage servicing rights mark to market (gain) loss	(3,177)	(1,261)	3,999
Net accretion of discount on loans and unfunded commitments	(6,339)	(1,177)	(911)
Net change in cash surrender value of BOLI	(718)	(1,390)	(1,233)
Net gains on sale of other real estate owned	(163)	(41)	(204)
Provision for other real estate owned valuation losses	104	79	357
Depreciation of fixed assets and amortization of leasehold improvements	4,085	3,152	2,798
Write-down of fixed assets	-	3,809	-
Net gains on disposal and transfer of fixed assets	(2,017)	-	-
Amortization of core deposit intangibles	2,626	644	494
Change in current income taxes receivable	12,048	(9,286)	811
Deferred tax expense (benefit)	969	6,479	(646)
Change in accrued interest receivable and other assets	(940)	6,865	(17,692)
Accretion of purchase accounting adjustment on time deposits	(1,582)	(155)	-
Change in accrued interest payable and other liabilities	6,225	(11,075)	6,893
Stock based compensation	2,960	1,435	2,089
Net cash provided by operating activities	97,344	31,047	25,987
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	279,848	138,874	48,054
Proceeds from sales of securities available-for-sale	30,981	605,846	18,006
Purchases of securities available-for-sale	(301,649)	(886,103)	(65,229)
Proceeds from redemption of FHLBC/FRBC stock	1,444	-	-
Purchases of FHLBC/FRBC stock	(8,717)	-	-
Net change in loans	(443,904)	122,102	(103,887)
Purchases of BOLI policies	(590)	(591)	(590)
Proceeds from claims on BOLI, net of claims receivable	-	-	484
Proceeds from sales of other real estate owned, net of participations and improvements	941	5,828	3,275
Proceeds from disposition of premises and equipment	13,346	-	-
Net purchases of premises and equipment	(4,332)	(2,033)	(3,921)
Cash paid for acquisition, net of cash and cash equivalents acquired	(146)	148,995	-
Net cash (used in) provided by investing activities	(432,778)	132,918	(103,808)
Cash flows from financing activities
Net change in deposits	(353,927)	235,078	410,324
Net change in securities sold under repurchase agreements	(18,181)	(16,643)	18,287
Net change in other short-term borrowings	90,000	-	(48,500)
Redemption of junior subordinated debentures	-	-	(32,604)
Issuance of subordinated debentures, net of issuance costs	-	59,148	-
Issuance of term note	-	-	20,000
Repayment of term note	(4,000)	(4,000)	(3,000)
Net change in notes payable and other borrowings, excluding term note	(6,056)	(315)	(307)
Dividends paid on common stock	(8,877)	(4,612)	(1,186)
Purchase of treasury stock	(455)	(10,417)	(5,922)
Net cash (used in) provided by financing activities	(301,496)	258,239	357,092
Net change in cash and cash equivalents	(636,930)	422,204	279,271
Cash and cash equivalents at beginning of period	752,107	329,903	50,632
Cash and cash equivalents at end of period	$115,177	$752,107	$329,903

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
Supplemental cash flow information	2022	2021	2020
Income taxes paid, net	$10,324	$10,612	$7,922
Interest paid for deposits	3,418	2,752	7,255
Interest paid for borrowings	6,777	5,366	5,093
Non-cash transfer of loans to other real estate owned	87	196	898
Non-cash transfer of fixed assets to other assets	4,568	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, January 1, 2020	$34,854	$120,657	$213,723	$4,562	$(95,932)	$277,864
Adoption of ASU 2016-13 (CECL)			(3,783)			(3,783)
Net income			27,825			27,825
Other comprehensive income, net of tax				10,200		10,200
Dividends declared on common stock, ($0.04 per share)			(1,186)			(1,186)
Vesting of restricted stock	103	(534)			431	-
Stock based compensation		2,089				2,089
Purchase of treasury stock from taxes withheld on stock awards					(423)	(423)
Purchase of treasury stock from stock repurchase program					(5,499)	(5,499)
Balance, December 31, 2020	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087

Balance, January 1, 2021	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			20,044			20,044
Other comprehensive loss, net of tax				(5,994)		(5,994)
Dividends declared on common stock, ($0.16 per share)			(4,612)			(4,612)
Acquisitions, WSB	9,748	81,154			103,582	194,484
Vesting of restricted stock		(2,358)			2,358	-
Stock based compensation		1,435				1,435
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Purchase of treasury stock from stock repurchase program					(9,812)	(9,812)
Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			67,405			67,405
Other comprehensive loss, net of tax				(101,892)		(101,892)
Dividends declared on common stock, ($0.20 per share)			(8,904)			(8,904)
Vesting of restricted stock		(3,127)			3,127	-
Stock based compensation		2,960				2,960
Purchase of treasury stock from taxes withheld on stock awards					(455)	(455)
Balance, December 31, 2022	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 50 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Melrose Holdings LLC and Station I, LLC, both of which hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2022 presentation.

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

Securities – All of the Company’s securities are classified as available-for-sale, and are carried at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity as a separate component of accumulated other comprehensive (loss) income.

Realized securities gains or losses, which are reported in securities (losses) gains, net, in the Consolidated Statements of Income, are recognized on a trade date basis and are determined using the specific identification method.  Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method.

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

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, prior to the recovery of its amortized cost basis. If either of the above criteria is met, the security’s amortized cost basis is written down to fair value through earnings. When the criteria above is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we review changes to the rating of the security by a rating agency, an increase in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income, net of taxes.

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

Home equity lines of credit (“HELOCs”)  – These are lines of credit that are extended to refinance 1-4 family residential dwellings, or to finance the borrower’s needs and collateralized by the borrower’s residence.  These lines may be fixed or variable in nature, and the home serving as collateral may also have a first lien outstanding. Prior periods HELOC segments utilized for the ACL on loans were segregated into legacy and purchased HELOCs; in 2022, these two HELOC segments were merged into one as the purchased portfolio balance remaining was minimal.  The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections.

Consumer loans – Consumer loans include loans extended primarily for consumer and household purposes.  These also include overdrafts and other items not captured by the definitions above.  The primary loss factor for this segment included the unemployment rate forecast for the next twelve months.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static analysis for construction, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining life) methodology is used for lease financing receivables and consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period. In addition, the Company applies qualitative adjustments to each different loan or lease segment, as described below.

The qualitative factors applied to each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions.  These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●	changes in international, national, regional, and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);
●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations (this characteristic requires any portfolio exceeding 25% of capital to have a factor considered unless the pool is otherwise well diversified or holds a relatively low inherent risk);
●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

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

Mortgage loans that the Company is servicing for others aggregated to $771.4 million and $801.9 million at December 31, 2022, and 2021, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Transfers of Financial Assets – The Company accounts for transfers and servicing of financial assets in accordance with FASB ASC 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company sells financial assets in the normal course of business, the majority of which are related to residential mortgage loan sales through established programs, and commercial loan sales through participation agreements. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value, with the exception of mortgage servicing rights related to sales of residential mortgage loans, which are carried at fair value.

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

The Company performed a quantitative assessment of goodwill as of November 30, 2022 which resulted in the fair value of the Company exceeding the carrying value; therefore, it was determined goodwill was not impaired at December 31, 2022.  The quantitative assessment was performed as a matter of periodic practice rather than as a response to a qualitative assessment.  On November 30, 2021, the Company performed a qualitative assessment of goodwill from which we concluded it was more likely than not that goodwill was not impaired as of December 31, 2021.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2022, CDI totaled $13.7 million compared to $16.3 million at December 31, 2021.  The total CDI amount reflects the acquisition of West Suburban in 2021 as well as ABC Bank in 2018 and the Talmer branch purchase in 2016.  Total CDI amortization expense of $2.6 million, $644,000, and $494,000 was recorded in 2022, 2021, and 2020, respectively. The expected future annual amortization expense for each of the next five years (2023-2027) is approximately $2.5 million, $2.3 million, $2.1 million, $1.8 million, and $1.6 million, respectively.

Debt Issuance Costs – Costs associated with the issuance of debt are presented in the Consolidated Balance Sheets as a direct reduction from the carrying value of that debt liability.  The deferred issuance costs are amortized over the life the related debt instrument, and included within the debt’s interest expense.

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

As of December 31, 2022 and 2021 the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2022 or 2021.  The Company is currently open to audit under the statute of limitations for Federal taxes from 2019 to 2021 and various state jurisdictions from 2017 to 2021.

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

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04, ASU 2021-01, and ASU 2022-06 – In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors.  ASU 2022-06 further defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

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

The Company is currently reviewing ASU 2022-01 for the impact to derivative measurement and disclosures, and will assess any revisions needed for reporting purposes in the next quarter.  The Company anticipates adopting ASU 2022-01 no later than January 1, 2023. The Company does not expect a material impact upon adoption.

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

The Company is currently reviewing ASU 2022-02 for the impact to TDR recognition, measurement and disclosures, and will assess any revisions needed for reporting purposes in the next quarter.  The Company anticipates adopting ASU 2022-02 as of January 1, 2023.

Subsequent Events

On January 17, 2023, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on February 6, 2023, to stockholders of record as of January 27, 2023.

Note 2: Acquisition

On December 1, 2021, the Company completed its acquisition of West Suburban Bancorp, Inc. ("West Suburban"), a bank holding company, and its wholly owned subsidiary, West Suburban Bank, based in Lombard, Illinois, with operations throughout our existing market footprint.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $2.94 billion of assets, $1.50 billion of loans, $1.07 billion of securities, and $2.69 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of West Suburban common stock was exchanged for 42.413 shares of Company common stock, plus $271.15 of cash. This resulted in merger consideration of $295.2 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 15.7 million shares of the Company’s common stock and $100.7 million of cash. Upon closing of the acquisition, goodwill of $67.7 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of West Suburban has been accounted for as a business combination. We recorded the estimate of fair value based on initial valuations available at December 1, 2021. Estimated fair values which are subject to adjustment for up to one year after December 1, 2021 were considered final as of September 30, 2022.  Adjustments and reclasses between deferred tax assets and current taxes receivable, which is reported within other assets, were identified during the quarter ended September 30, 2022 based on further analysis after West Suburban Bank tax filings were made. Deferred tax assets increased $3.7 million, which was offset by a decrease in current taxes receivable of $3.9 million, which resulted in an increase to goodwill of $146,000. None of the $67.9 million of goodwill recorded is expected to be deductible for income tax purposes.

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

Expenses related to the West Suburban acquisition totaled $9.1 million and $13.2 million during the year ended December 31, 2022 and 2021, respectively, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

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

The following table presents the carrying amount of all acquired loans as of December 31, 2022 and December 31, 2021, including loans that, as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”):

Acquired Loan Detail	As of December 31, 2022			As of December 31, 2021
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
West Suburban acquired loans	$75,396	$1,059,363	$1,134,759	$102,409	$1,418,752	$1,521,161
ABC Bank acquired loans	1,786	31,895	33,681	4,547	64,236	68,783
Talmer Bank acquired loans	-	15,693	15,693	-	45,858	45,858
Total acquired loans net book value	$77,182	$1,106,951	$1,184,133	$106,956	$1,528,846	$1,635,802
Accretion recorded on acquired loans year to date	$848	$4,726	$5,574	$401	$565	$966
Accretion recorded on acquired unfunded commitments year to date			$893			$74

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

Note 3: Cash and Due from Banks

Total cash and cash equivalents were $115.2 million and $752.1 million at December 31, 2022 and 2021, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2022 and 2021, and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,054	$-	$(11,925)	$212,129
U.S. government agencies	61,178	-	(5,130)	56,048
U.S. government agencies mortgage-backed	140,588	-	(15,598)	124,990
States and political subdivisions	239,999	363	(14,234)	226,128
Corporate bonds	10,000	-	(378)	9,622
Collateralized mortgage obligations	596,336	1	(62,569)	533,768
Asset-backed securities	210,388	6	(8,466)	201,928
Collateralized loan obligations	180,276	-	(5,530)	174,746
Total securities available-for-sale	$1,662,819	$370	$(123,830)	$1,539,359

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$202,251	$125	$(37)	$202,339
U.S. government agencies	62,587	-	(699)	61,888
U.S. government agencies mortgage-backed	172,016	856	(570)	172,302
States and political subdivisions	241,937	16,344	(672)	257,609
Corporate bonds	10,000	-	(113)	9,887
Collateralized mortgage obligations	673,238	2,014	(2,285)	672,967
Asset-backed securities	236,293	1,245	(661)	236,877
Collateralized loan obligations	79,838	3	(78)	79,763
Total securities available-for-sale	$1,678,160	$20,587	$(5,115)	$1,693,632

1 Excludes interest receivable of $6.8 million and $4.3 million at December 31, 2022 and December 31, 2021, respectively, that is recorded in other assets on the consolidated balance sheet.

FHLBC stock was $5.6 million and $7.1 million at December 31, 2022 and December 31, 2021, respectively.  FRBC stock was $14.9 million at December 31, 2022 and $6.2 million at December 31, 2021.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $547.8 million as of December 31, 2022, were pledged to secure deposits and borrowings, and for other purposes, an increase from $501.3 million at year-end 2021.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2022 by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$62,369	0.69%	$60,279
Due after one year through five years	247,711	1.14	231,925
Due after five years through ten years	43,941	2.75	39,785
Due after ten years	181,210	3.04	171,938
	535,231	1.86	503,927
Mortgage-backed and collateralized mortgage obligations	736,924	2.53	658,758
Asset-backed securities	210,388	4.77	201,928
Collateralized loan obligations	180,276	6.21	174,746
Total securities available-for-sale	$1,662,819	3.00%	$1,539,359

At December 31, 2022, the Company’s investments include asset-backed securities totaling $160.8 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2022, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2022 was less than 1.0%.

As of December 31, 2022, the Company has no securities issued from one originator, other than the U.S. Government and its agencies, that individually amounted to over 10% of the Company’s stockholders equity.

Securities with unrealized losses with no corresponding allowance for credit losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$1,025	$24,121	4	$10,900	$188,008	5	$11,925	$212,129
U.S. government agencies	-	-	-	9	5,130	56,048	9	5,130	56,048
U.S. government agencies mortgage-backed	15	975	11,369	117	14,623	113,621	132	15,598	124,990
States and political subdivisions	45	5,800	128,770	15	8,434	48,877	60	14,234	177,647
Corporate bonds	-	-	-	2	378	9,622	2	378	9,622
Collateralized mortgage obligations	80	12,895	180,624	120	49,674	348,880	200	62,569	529,504
Asset-backed securities	30	3,030	121,915	21	5,436	79,659	51	8,466	201,574
Collateralized loan obligations	23	3,579	112,772	11	1,951	61,974	34	5,530	174,746
Total securities available-for-sale	194	$27,304	$579,571	299	$96,526	$906,689	493	$123,830	$1,486,260

	Less than 12 months			12 months or more
December 31, 2021	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$37	$49,719	-	$-	$-	1	$37	$49,719
U.S. government agencies	5	592	56,879	4	107	5,008	9	699	61,887
U.S. government agencies mortgage-backed	63	505	78,711	1	65	1,663	64	570	80,374
States and political subdivisions	7	55	8,430	1	617	4,051	8	672	12,481
Corporate bonds	2	113	9,887	-	-	-	2	113	9,887
Collateralized mortgage obligations	133	2,285	381,658	-	-	-	133	2,285	381,658
Asset-backed securities	20	608	103,819	3	53	3,276	23	661	107,095
Collateralized loan obligations	10	35	45,132	2	43	10,628	12	78	55,760
Total securities available-for-sale	241	$4,230	$734,235	11	$885	$24,626	252	$5,115	$758,861

Available-for-sale debt securities in unrealized loss positions are evaluated for allowance related to credit losses at least quarterly. The analysis consists of screening all securities to determine if the bonds have market value loss exceeding 5% of book value and if that loss exceeds $200,000. Two other aspects of each security are assessed. The first is whether a security carries a government guarantee. If the security is backed by a 100% U.S. Government or U.S. Agency guarantee, then no allowance for credit loss would be considered necessary, since ultimately principal and interest of the investment would be paid. For securities that carried a U.S. Government guarantee of less than 100%, an allowance for credit loss analysis is performed. In the case of a partial government guarantee, the loss amount is assumed to be the percentage not guaranteed multiplied by the gain or loss on the position. In addition, a calculation is performed to estimate the amount of value change attributable to movements in interest rates. If the devaluation of a security is largely due to rate changes, then no allowance would be considered necessary. However, if a payment collected on a particular bond is less than the expected amount, individual credit analysis is conducted on that position. Furthermore, for positions whose market valuations are not directly attributable to movements in interest rates, even if all scheduled payments have been received, credit analysis is performed on each position.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2022	2021	2020
Proceeds from sales of securities	$30,981	$605,846	$18,006
Gross realized gains on securities	-	270	17
Gross realized losses on securities	(944)	(38)	(42)
Net realized (losses) gains	$(944)	$232	$(25)
Income tax benefit (expense) on net realized (losses) gains	$265	$(65)	$7
Effective tax rate applied	28.1%	28.0%	28.0%

Note 5: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	December 31, 2022	December 31, 2021
Commercial [1]	$840,964	$771,474
Leases	277,385	176,031
Commercial real estate – investor	987,635	799,928
Commercial real estate – owner occupied	854,879	731,845
Construction	180,535	206,132
Residential real estate – investor	57,353	63,399
Residential real estate – owner occupied	219,718	213,248
Multifamily	323,691	309,164
HELOC	109,202	126,290
Other [2]	18,247	23,293
Total loans	3,869,609	3,420,804
Allowance for credit losses on loans	(49,480)	(44,281)
Net loans [3]	$3,820,129	$3,376,523

1 Includes $1.6 million and $38.4 million of PPP loans outstanding at December 31, 2022 and 2021, respectively.

2  Unless otherwise noted, the “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 5 - Loans and Allowance for Credit Losses on Loans.

3  Excludes accrued interest receivable of $15.9 million and $9.2 million at December 31, 2022 and December 31, 2021, respectively, which is recorded in other assets on the consolidated balance sheet.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for construction, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining life) methodology is used for lease financing receivables and consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period.  The economic factors management has selected include the civilian unemployment rate and real gross domestic product supplemented with local unemployment factors. These factors are evaluated and updated quarterly. Additionally, management uses qualitative adjustments to the loss estimates in certain cases as determined necessary. These qualitative adjustments are applied by pooled loan segment and have been made for both increased and decreased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in loss estimation.  Loans that do not share risk characteristics are evaluated on an individual basis and excluded from the pooled loan evaluation.  The amount of expected loss for loans analyzed individually is determined by discounted cash flow or the fair value of the underlying collateral less applicable costs to sell.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 70.6% and 71.6% of the portfolio at December 31, 2022 and December 31, 2021, respectively, and include a mix of owner and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following table represent the activity in the ACL for loans for the year ended December 31, 2022, 2021 and 2020:

	Beginning	Provision for			Ending
	Balance	(Release of)			Balance
Allowance for credit losses	January 1, 2022	Credit Losses	Charge-offs	Recoveries	December 31, 2022

Commercial	$11,751	$273	$151	$95	$11,968
Leases	3,480	(246)	371	2	2,865
Commercial real estate – investor	10,795	1,199	1,401	81	10,674
Commercial real estate – owner occupied	4,913	10,117	133	104	15,001
Construction	3,373	(1,827)	-	-	1,546
Residential real estate – investor	760	(22)	-	30	768
Residential real estate – owner occupied	2,832	(1,010)	2	226	2,046
Multifamily	3,675	(1,285)	-	63	2,453
HELOC	2,510	(844)	-	140	1,806
Other	192	395	402	168	353
Total	$44,281	$6,750	$2,460	$909	$49,480

	Beginning	Impact of	Provision for			Ending
Allowance for credit losses	Balance	WSB Acquisition	(Release of)			Balance
	January 1, 2021	with PCD Loans	Credit Losses	Charge-offs	Recoveries	December 31, 2021
Commercial	$2,812	$7,161	$2,389	$963	$352	$11,751
Leases	3,888	-	(339)	69	-	3,480
Commercial real estate – investor	7,899	1,877	3,665	2,724	78	10,795
Commercial real estate – owner occupied	3,557	2,771	147	1,797	235	4,913
Construction	4,054	102	(783)	-	-	3,373
Residential real estate – investor	1,740	23	(1,294)	-	291	760
Residential real estate – owner occupied	2,714	136	(176)	-	158	2,832
Multifamily	3,625	-	233	183	-	3,675
HELOC	1,948	5	340	17	234	2,510
Other	1,618		(1,387)	180	141	192
Total	$33,855	$12,075	$2,795	$5,933	$1,489	$44,281

	Beginning	Impact of	Provision			Ending
	Balance	Adopting	for Loan			Balance
Allowance for loan and lease losses:	January 1, 2020	ASC 326	Losses	Charge-offs	Recoveries	December 31, 2020
Commercial	$3,015	(292)	$72	$39	$56	$2,812
Leases	1,262	501	2,233	206	98	3,888
Commercial real estate – Investor	6,218	(741)	2,769	512	165	7,899
Commercial real estate – Owner occupied	3,678	(848)	1,793	1,763	697	3,557
Construction	513	1,334	2,095	60	172	4,054
Residential real estate – Investor	601	740	350	8	57	1,740
Residential real estate – Owner occupied	1,257	1,320	(107)	43	287	2,714
Multifamily	1,444	1,732	449	-	-	3,625
HELOC	1,161	1,526	(933)	193	387	1,948
Other	640	607	445	244	170	1,618
Total	$19,789	$5,879	$9,166	$3,068	$2,089	$33,855

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31:

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$883	$5,915	$-	$364	$7,162	$569
Leases	-	-	1,248	-	1,248	1,248
Commercial real estate – investor	16,576	-	-	-	16,576	2,875
Commercial real estate – owner occupied	19,188	-	-	2,310	21,498	5,808
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,817	-	-	-	1,817	244
Multifamily	1,322	-	-	-	1,322	-
HELOC	180	-	-	-	180	-
Total	$40,641	$5,915	$1,248	$2,674	$50,478	$10,744

		Accounts				ACL
December 31, 2021	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$1,986	$9,901	$-	$-	$11,887	$2,677
Leases	-	-	3,249	505	3,754	811
Commercial real estate – investor	5,693	-	-	-	5,693	-
Commercial real estate – owner occupied	9,147	-	-	2,490	11,637	362
Construction	2,104	-	-	-	2,104	992
Residential real estate – investor	925	-	-	-	925	-
Residential real estate – owner occupied	4,271	-	-	-	4,271	276
Multifamily	1,845	-	-	-	1,845	75
HELOC	1,006	-	-	-	1,006	190
Other	-	-	-	7	7	4
Total	$26,977	$9,901	$3,249	$3,002	$43,129	$5,387

Aged analysis of past due loans by class of loans as of December 31, 2022 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3	$1,012	$825	$1,840	$839,124	$840,964	$460
Leases	447	22	614	1,083	276,302	277,385	-
Commercial real estate – investor	3,276	1,276	4,315	8,867	978,768	987,635	-
Commercial real estate – owner occupied	373	113	2,211	2,697	852,182	854,879	173
Construction	14	-	116	130	180,405	180,535	-
Residential real estate – investor	445	-	987	1,432	55,921	57,353	144
Residential real estate – owner occupied	1,191	-	2,232	3,423	216,295	219,718	485
Multifamily	267	361	1,322	1,950	321,741	323,691	-
HELOC	291	90	392	773	108,429	109,202	-
Other	19	-	-	19	18,228	18,247	-
Total	$6,326	$2,874	$13,014	$22,214	$3,847,395	$3,869,609	$1,262

Aged analysis of past due loans by class of loans as of December 31, 2021 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2021 [1]	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,407	$1,413	$1,828	$6,648	$764,826	$771,474	$1,396
Leases	125	-	1,571	1,696	174,335	176,031	-
Commercial real estate – investor	-	267	1,107	1,374	798,554	799,928	-
Commercial real estate – owner occupied	2,324	500	4,848	7,672	724,173	731,845	1,594
Construction	854	-	-	854	205,278	206,132	-
Residential real estate – investor	395	470	792	1,657	61,742	63,399	23
Residential real estate – owner occupied	1,994	591	3,077	5,662	207,586	213,248	97
Multifamily	-	1,046	-	1,046	308,118	309,164	-
HELOC	193	23	398	614	125,676	126,290	-
Other	50	46	23	119	23,174	23,293	-
Total	$9,342	$4,356	$13,644	$27,342	$3,393,462	$3,420,804	$3,110

1 Loans modified under the CARES Act are considered current if they are in compliance with the modified terms.

As of December 31, 2021, seven loans of the original 509 loans modified under the CARES act, or $7.8 million, had an active deferral request and were in compliance with modified terms; 502 loans which totaled $234.9 million had resumed payments or paid off.  As of December 31, 2021, six of the seven deferred loans, or $7.7 million, are in nonaccrual status. As of December 31, 2022, there are no loans in deferral and all 509 loans had resumed payment under original loan terms, or paid off.

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

Nonaccrual loan detail	December 31, 2022	With no ACL	December 31, 2021	With no ACL
Commercial	$7,189	$6,598	$11,894	$9,217
Leases	1,876	-	3,754	2,943
Commercial real estate – investor	4,346	4,244	5,694	5,694
Commercial real estate – owner occupied	8,050	3,813	11,637	11,205
Construction	251	-	160	160
Residential real estate – investor	1,528	675	876	876
Residential real estate – owner occupied	3,713	1,572	4,898	4,622
Multifamily	2,538	1,322	1,573	1,573
HELOC	2,109	180	1,042	852
Other	2	-	3	3
Total	$31,602	$18,404	$41,531	$37,145

The Company recognized $284,000 of interest on nonaccrual loans during the year ended December 31, 2022. The amount of accrued interest reversed against interest income totaled $108,000 for the year ended December 31, 2022.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit quality indicators by class of loans as of December 31, 2022 were as follows in the vintage table below:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$225,056	$70,608	$21,597	$12,742	$6,957	$2,651	$447,821	$-	$787,432
Special Mention	1,875	272	1,182	2,432	-	-	21,286	-	27,047
Substandard	4,958	2,447	2,981	12,176	7	-	3,916	-	26,485
Total commercial	231,889	73,327	25,760	27,350	6,964	2,651	473,023	-	840,964

Leases
Pass	161,379	64,203	$26,995	17,653	4,449	830	-	-	275,509
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	1,606	-	-	270	-	-	-	-	1,876
Total leases	162,985	64,203	26,995	17,923	4,449	830	-	-	277,385

Commercial real estate – investor
Pass	416,094	228,686	118,491	63,845	46,935	46,406	7,113	-	927,570
Special Mention	5,349	1,417	5,490	10,206	1,070	9,123	-	-	32,655
Substandard	12,332	2,018	-	10,763	-	2,297	-	-	27,410
Total commercial real estate – investor	433,775	232,121	123,981	84,814	48,005	57,826	7,113	-	987,635

Commercial real estate – owner occupied
Pass	169,703	223,731	105,669	47,351	49,367	86,660	33,745	-	716,226
Special Mention	8,430	22,242	48,184	17,668	231	1,008	-	-	97,763
Substandard	2,546	17,129	1,191	16,962	-	3,062	-	-	40,890
Total commercial real estate – owner occupied	180,679	263,102	155,044	81,981	49,598	90,730	33,745	-	854,879

Construction
Pass	53,058	65,758	39,542	2,390	226	1,408	1,523	-	163,905
Special Mention	-	-	15,297	-	-	-	-	-	15,297
Substandard	1,217	-	-	116	-	-	-	-	1,333
Total construction	54,275	65,758	54,839	2,506	226	1,408	1,523	-	180,535

Residential real estate – investor
Pass	14,737	9,910	6,945	8,585	4,853	9,548	991	-	55,569
Special Mention	-	70	-	-	-	-	-	-	70
Substandard	621	-	-	499	186	408	-	-	1,714
Total residential real estate – investor	15,358	9,980	6,945	9,084	5,039	9,956	991	-	57,353

Residential real estate – owner occupied
Pass	41,885	44,884	28,418	16,146	12,152	70,741	1,638	-	215,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	131	267	237	723	131	2,365	-	-	3,854
Total residential real estate – owner occupied	42,016	45,151	28,655	16,869	12,283	73,106	1,638	-	219,718

Multifamily
Pass	76,877	126,257	52,262	13,125	39,703	6,098	329	-	314,651
Special Mention	377	3,683	342	1,684	-	-	-	-	6,086
Substandard	2,100	-	-	-	587	267	-	-	2,954
Total multifamily	79,354	129,940	52,604	14,809	40,290	6,365	329	-	323,691

HELOC
Pass	2,760	517	1,497	1,703	657	2,288	97,258	-	106,680
Special Mention	-	-	-	-	-	-	111	-	111
Substandard	62	1	-	-	67	309	1,972	-	2,411
Total HELOC	2,822	518	1,497	1,703	724	2,597	99,341	-	109,202

Other
Pass	4,195	2,835	432	167	69	111	10,436	-	18,245
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1	-	-	-	1	-	2
Total other	4,195	2,835	433	167	69	111	10,437	-	18,247

Total loans
Pass	1,165,744	837,389	401,848	183,707	165,368	226,741	600,854	-	3,581,651
Special Mention	16,031	27,684	70,495	31,990	1,301	10,131	21,397	-	179,029
Substandard	25,573	21,862	4,410	41,509	978	8,708	5,889	-	108,929
Total loans	$1,207,348	$886,935	$476,753	$257,206	$167,647	$245,580	$628,140	$-	$3,869,609

Credit quality indicators by class of loans as of December 31, 2021 were as follows in the vintage table below:

	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$192,258	$50,638	$38,614	$28,177	$5,176	$10,945	$408,394	$30	$734,232
Special Mention	44	84	694	-	-	-	3,708	-	4,530
Substandard	9,498	4,048	14,121	326	-	75	4,644	-	32,712
Total commercial	201,800	54,770	53,429	28,503	5,176	11,020	416,746	30	771,474

Leases
Pass	83,402	44,129	$32,259	8,950	1,170	2,367	-	-	172,277
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	2,834	623	-	297	-	-	3,754
Total leases	83,402	44,129	35,093	9,573	1,170	2,664	-	-	176,031

Commercial real estate – investor
Pass	245,346	175,218	118,697	85,049	64,810	55,523	18,602	-	763,245
Special Mention	15,466	-	10,550	-	-	-	-	-	26,016
Substandard	2,238	2,378	451	181	3,612	1,807	-	-	10,667
Total commercial real estate – investor	263,050	177,596	129,698	85,230	68,422	57,330	18,602	-	799,928

Commercial real estate – owner occupied
Pass	290,225	155,353	90,325	60,915	54,236	59,887	2,522	-	713,463
Special Mention	-	-	2,953	-	-	-	-	-	2,953
Substandard	8,318	942	1,686	-	1,251	3,232	-	-	15,429
Total commercial real estate – owner occupied	298,543	156,295	94,964	60,915	55,487	63,119	2,522	-	731,845

Construction
Pass	88,620	65,629	37,169	2,727	477	1,193	1,143	-	196,958
Special Mention	-	2,138	4,932	-	-	-	-	-	7,070
Substandard	160	-	-	1,944	-	-	-	-	2,104
Total construction	88,780	67,767	42,101	4,671	477	1,193	1,143	-	206,132

Residential real estate – investor
Pass	13,371	9,758	13,084	6,392	7,059	10,602	1,868	-	62,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	121	144	-	197	385	418	-	-	1,265
Total residential real estate – investor	13,492	9,902	13,084	6,589	7,444	11,020	1,868	-	63,399

Residential real estate – owner occupied
Pass	48,009	31,912	20,990	13,304	30,562	60,661	2,052	-	207,490
Special Mention	659	-	-	-	-	-	-	-	659
Substandard	322	183	6	1,219	176	3,193	-	-	5,099
Total residential real estate – owner occupied	48,990	32,095	20,996	14,523	30,738	63,854	2,052	-	213,248

Multifamily
Pass	109,175	71,748	39,293	61,190	11,399	7,117	64	-	299,986
Special Mention	-	-	6,900	-	-	-	-	-	6,900
Substandard	433	-	-	1,543	302	-	-	-	2,278
Total multifamily	109,608	71,748	46,193	62,733	11,701	7,117	64	-	309,164

HELOC
Pass	907	2,091	2,131	805	1,667	12,315	104,843	-	124,759
Special Mention	-	-	-	-	-	-	108	-	108
Substandard	-	-	-	17	12	376	1,018	-	1,423
Total HELOC	907	2,091	2,131	822	1,679	12,691	105,969	-	126,290

Other
Pass	8,659	1,099	437	254	1,414	4,214	7,206	-	23,283
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3	-	7	-	-	-	-	10
Total other	8,659	1,102	437	261	1,414	4,214	7,206	-	23,293

Total loans
Pass	1,079,972	607,575	392,999	267,763	177,970	224,824	546,694	30	3,297,827
Special Mention	16,169	2,222	26,029	-	-	-	3,816	-	48,236
Substandard	21,090	7,698	19,098	6,057	5,738	9,398	5,662	-	74,741
Total loans	$1,117,231	$617,495	$438,126	$273,820	$183,708	$234,222	$556,172	$30	$3,420,804

The Company had $600,000 and $488,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2022 and December 31, 2021, respectively.

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

During 2022, the Company restructured four loans as TDR with an aggregate balance of $478,000, compared to one loan modified as TDR for $2.3 million during 2021. TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2022 and 2021.

As of December 31, 2022 and 2021, there were no commitments to lend additional funds to debtors whose terms have been modified in a TDR.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2022	2021
Beginning balance	$10,162	$783
New loans, including acquired related party loans	267	11,836
Repayments and other reductions	(1,946)	(2,457)
Change in related party status	-	-
Ending balance	$8,483	$10,162

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2022	2021	2020
Balance at beginning of period	$2,356	$2,474	$5,004
Property additions, net of acquisition adjustments	87	5,748	898
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	778	5,787	3,071
Period valuation write-down	104	79	357
Balance at end of period	$1,561	$2,356	$2,474

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2022	2021	2020
Balance at beginning of period	$1,179	$1,643	$6,712
Provision for unrealized losses	104	79	357
Reductions taken on sales	(427)	(543)	(5,426)
Balance at end of period	$856	$1,179	$1,643

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2022	2021	2020
Gain on sales, net	$(163)	$(41)	$(204)
Provision for unrealized losses	104	79	357
Operating expenses	193	133	535
Less:
Lease revenue	4	4	37
Net OREO expense	$130	$167	$651

Note 7: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2022			2021
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$29,741	$-	$29,741	$42,375	$-	$42,375
Buildings	54,075	24,427	29,648	59,313	26,959	32,354
Leasehold improvements	2,790	1,280	1,510	2,324	1,004	1,320
Furniture and equipment	58,183	46,727	11,456	57,533	45,577	11,956
Total Premises and Equipment	$144,789	$72,434	$72,355	$161,545	$73,540	$88,005

At December 31, 2022, the Company had $4.6 million of fixed assets held for sale reported with other assets on the Consolidated Balance Sheets; no fixed assets were held for sale as of December 31, 2021.

Note 8: Deposits

Major classifications of deposits at December 31, were as follows:

	2022	2021
Noninterest bearing demand	$2,051,702	$2,087,649
Savings	1,145,592	1,178,542
NOW accounts	609,338	593,259
Money market accounts	862,170	1,102,972
Certificates of deposit of less than $100,000	244,017	296,298
Certificates of deposit of $100,000 through $250,000	157,438	138,794
Certificates of deposit of more than $250,000	40,466	68,718
Total deposits	$5,110,723	$5,466,232

The Company had $37.0 million and $10.1 million in listing service deposits as of December 31, 2022 and 2021, respectively.  Deposits held by senior officers and directors, including their related interests, totaled $13.8 million and $26.8 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022, scheduled maturities of time deposits were as follows:

2023	$310,978
2024	71,879
2025	35,870
2026	17,191
2027	6,003
Total time deposits	$441,921

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2022 and 2021:

	2022	2021
Securities sold under repurchase agreements	$32,156	$50,337
Other short-term borrowings	90,000	-
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,297	59,212
Senior notes	44,585	44,480
Notes payable and other borrowings	9,000	19,074
Total borrowings	$260,811	$198,876

1 See Note 10: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $32.2 million and $50.3 million at December 31, 2022 and 2021, respectively.  The fair value of the pledged collateral was $71.4 million and $113.0 million at December 31, 2022 and December 31, 2021, respectively.  At December 31, 2022, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. As of December 31, 2022, the Bank had $90.0 million in short-term advances outstanding under the FHLBC. There were no short-term advances as of December 31, 2021. The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018. The remaining balance of $5.9 million at December 31, 2021 was paid off in full during the second quarter of 2022. FHLBC stock held at December 31, 2022 was valued at $5.6 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $969.1 million. As of December 31, 2021, FHLBC stock owned by the Bank was valued at $7.1 million and the principal balance of loans pledged was $572.6 million.  Based on the total amount of loans pledged, the Bank had a total borrowing capacity at the FHLBC of $603.1 million and a remaining funding availability of $513.1 million on December 31, 2022.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  The subordinated debentures outstanding, net of deferred issuance costs, totaled $59.3 million and $59.2 million as of December 31, 2022 and 2021, respectively.

The Company also had $44.6 million and $44.5 million of senior notes outstanding, net of deferred issuance costs, as of December 31, 2022 and December 31, 2021, respectively. The senior notes were issued in December 2016 with a ten year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The effective interest rate at December 31, 2022 was 8.62%.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on

December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2022 and 2021, unamortized debt issuance costs related to the senior notes were $415,000 and $520,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheets.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million term note, of which $9.0 million is outstanding as of December 31, 2022, with a correspondent bank, the proceeds of which were used in the redemption of the Company’s 7.80% cumulative trust preferred securities issued by Old Second Capital Trust I and related junior subordinated debentures.  See the discussion in Note 10 – Junior Subordinated Debentures.  The term note was issued for a three year term at one-month LIBOR plus 175 basis points, requires principal and interest payments quarterly, with no prepayment penalties; any remaining balances are due on February 24, 2023.  The effective interest rate at December 31, 2022 was 6.14%.  The balance of this note is included within Notes payable and other borrowings on the Consolidated Balance Sheets.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2022		2021
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2022	$-	-%	$58,337	0.37%
2023	131,156	2.89	9,000	1.85
2024	-	-	-	-
2025	-	-	-	-
2026	44,585	6.02	46,554	5.88
2027	-	-	-	-
Thereafter	85,070	3.91	84,985	3.89
Total borrowings	$260,811	3.76%	$198,876	3.23%

Note 10: Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.42% and 4.36% as of December 31, 2022 and 2021, respectively. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2022 and 2021, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 11: Income Taxes

Income tax expense (benefit) for the years ending December 31, were as follows:

	2022	2021	2020
Current federal	$13,241	$750	$6,269
Current state	6,209	594	3,960
Deferred federal	3,338	4,445	(135)
Deferred state	1,356	2,034	(511)
Total income tax expense	$24,144	$7,823	$9,583

The following were the components of the deferred tax assets and liabilities as of December 31:

	2022	2021
Accrued bonus	$2,700	$1,362
Allowance for credit losses	15,591	14,636
Deferred compensation	1,292	1,293
Goodwill amortization/impairment	-	919
Stock based compensation	1,257	911
Business combination adjustments	1,138	882
Federal recognized built-in loss ("RBIL") carryforward	-	493
Other assets	1,621	1,173
Total deferred tax assets	23,599	21,669

Accumulated depreciation on premises and equipment	(4,107)	(1,636)
Goodwill amortization/impairment	(229)	-
Mortgage servicing rights	(3,103)	(1,982)
Amortization of core deposit intangible	(3,673)	(4,269)
Acquired securities	(1,921)	(2,458)
Other liabilities	(2,025)	(1,814)
Total deferred tax liabilities	(15,058)	(12,159)
Net deferred tax asset before adjustments related to other comprehensive income	8,541	9,510
Tax effect of adjustments related to other comprehensive income	36,209	(3,410)
Net deferred tax asset	$44,750	$6,100

At December 31, 2022, the Company had no federal net operating loss carryforward and no state net operating loss carryforward.

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2022	2021	2020
Tax at statutory federal income tax rate	$19,225	$5,852	$7,856
Nontaxable interest income, net of disallowed interest deduction	(1,097)	(1,069)	(1,067)
BOLI income	(151)	(292)	(271)
State income taxes, net of federal benefit	6,091	2,054	2,570
Stock based compensation	(43)	54	297
Transaction costs	-	396	-
Other, net	119	828	198
Total tax at effective tax rate	$24,144	$7,823	$9,583

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, strong asset quality and an improved capital position.  No significant negative evidence was noted.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2022, 1,165,811 shares remained available for issuance under the 2019 Plan.

The Company has granted only restricted stock units under the 2019 Equity Incentive Plan.

Generally, restricted stock and restricted stock units granted under the 2019 Plan vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change the terms of particular awards including the vesting schedule.

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all stock options and SARs then held by the participant will become fully exercisable immediately, and all stock awards and cash incentive awards will become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a  termination of service without cause or for good reason following the change in control.  Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

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

Total compensation cost that has been charged for the 2019 Plan was $3.0 million, $1.4 million and $2.1 million for the years ending December 31, 2022, 2021 and 2020 respectively.

There were 279,838 and 274,881 restricted stock units granted during the years ending December 31, 2022 and December 31, 2021, respectively.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the years ending December 31, 2022, is as follows:

	December 31, 2022
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	540,306	$12.04
Granted	279,838	14.29
Vested	(153,790)	12.73
Forfeited	(17,144)	12.49
Unvested at December 31	649,210	$12.84

Total unrecognized compensation cost of restricted stock unit awards was $3.9 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.86 years.

Note 13: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2022	2021	2020
Basic earnings per share:
Weighted-average common shares outstanding	44,526,655	30,208,663	29,623,333
Net income	$67,405	$20,044	$27,825
Basic earnings per share	$1.51	$0.66	$0.94

Diluted earnings per share:
Weighted-average common shares outstanding	44,526,655	30,208,663	29,623,333
Dilutive effect of unvested restricted awards [1]	686,433	529,199	550,739
Diluted average common shares outstanding	45,213,088	30,737,862	30,174,072

Net Income	$67,405	$20,044	$27,825
Diluted earnings per share	$1.49	$0.65	$0.92

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2022			December 31, 2021
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$3,514	$15,365	$18,879	$384	$17,474	$17,858
Performance standby	3,161	13,989	17,150	456	14,907	15,363
	6,675	29,354	36,029	840	32,381	33,221
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$6,675	$29,421	$36,096	$840	$32,448	$33,288

Unused loan commitments:	$139,070	$860,255	$999,325	$84,225	$895,665	$979,890

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2022, aggregate future minimum rental income to be received under noncancelable leases totaled $572,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $396,000 in 2022, $361,000 in 2021, and $223,000 in 2020.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $1.9 million in 2022, $1.2 million in 2021, and $1.0 million in 2020.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2022:

						2028
	2023	2024	2025	2026	2027	and thereafter
Rental commitment	$1,460	$1,543	$1,792	$1,595	$1,631	$10,036

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2022, and December 31, 2021.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$457,206	9.67%	$330,966	7.00%	N/A	N/A
Old Second Bank	552,404	11.70	330,498	7.00	$306,891	6.50%
Total capital to risk weighted assets
Consolidated	592,039	12.52	496,518	10.50	N/A	N/A
Old Second Bank	602,237	12.75	495,960	10.50	472,343	10.00
Tier 1 capital to risk weighted assets
Consolidated	482,206	10.20	401,838	8.50	N/A	N/A
Old Second Bank	552,404	11.70	401,319	8.50	377,712	8.00
Tier 1 capital to average assets
Consolidated	482,206	8.14	236,956	4.00	N/A	N/A
Old Second Bank	552,404	9.32	237,083	4.00	296,354	5.00

2021
Common equity tier 1 capital to risk weighted assets
Consolidated	$394,421	9.46%	$291,855	7.00%	N/A	N/A
Old Second Bank	514,992	12.41	290,487	7.00	$269,738	6.50%
Total capital to risk weighted assets
Consolidated	522,932	12.55	437,513	10.50	N/A	N/A
Old Second Bank	558,503	13.46	435,682	10.50	414,935	10.00
Tier 1 capital to risk weighted assets
Consolidated	419,421	10.06	354,382	8.50	N/A	N/A
Old Second Bank	514,992	12.41	352,734	8.50	331,985	8.00
Tier 1 capital to average assets
Consolidated	419,421	7.81	214,812	4.00	N/A	N/A
Old Second Bank	514,992	9.58	215,028	4.00	268,785	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2022, the capital measures of the Company exclude $2.9 million, which is the Day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses during 2020 and 2021, excluding PCD loans and acquisition related adjustments.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of December 31, 2022, the Company had total dividend availability of $18.5 million from the Bank, per regulatory guidelines.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

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

	2022	2021
Forward contracts:
Notional amount	$2,750	$20,000
Fair value	20	17

Rate lock commitments:
Notional amount	$2,548	$14,414
Fair value	56	491

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $76.6 million in loans to investors receiving proceeds of $81.8 million and resulting in a gain on sale of $2.0 million for the year ended December 31, 2022.  Sales to investors included $62.4 million, or 76.5% to FNMA and $7.9 million, or 9.7%, to FHLMC for the year ended December 31, 2022.  No other individual investor was sold more than 10% of the total loans sold.

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

At December 31, 2022, $15.0 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 3 from Level 2. There were no transfers between levels at December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, 2022 measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$212,129	$-	$-	$212,129
U.S. government agencies	-	56,048	-	56,048
U.S. government agencies mortgage-backed	-	124,990	-	124,990
States and political subdivisions	-	211,899	14,229	226,128
Corporate bonds	-	9,622	-	9,622
Collateralized mortgage obligations	-	526,998	6,770	533,768
Asset-backed securities	-	186,916	15,012	201,928
Collateralized loan obligations	-	174,746	-	174,746
Loans held-for-sale	-	491	-	491
Mortgage servicing rights	-	-	11,189	11,189
Interest rate swap agreements, including risk participation agreement	-	6,516	-	6,516
Mortgage banking derivatives	-	76	-	76
Total	$212,129	$1,298,302	$47,200	$1,557,631

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,265	$-	$12,265
Total	$-	$12,265	$-	$12,265

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$202,339	$-	$-	$202,339
U.S. government agencies	-	61,888	-	61,888
U.S. government agencies mortgage-backed	-	172,302	-	172,302
States and political subdivisions	-	242,373	15,236	257,609
Corporate bonds	-	9,887	-	9,887
Collateralized mortgage obligations	-	672,967	-	672,967
Asset-backed securities	-	236,877	-	236,877
Collateralized loan obligations	-	79,763	-	79,763
Loans held-for-sale	-	4,737	-	4,737
Mortgage servicing rights	-	-	7,097	7,097
Interest rate swap agreements	-	3,494	-	3,494
Mortgage banking derivatives	-	508	-	508
Total	$202,339	$1,484,796	$22,333	$1,709,468

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$6,809	$-	$6,809
Total	$-	$6,809	$-	$6,809

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

worked
	Year Ended December 31, 2022
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2022	$-	$-	$15,236	$7,097
Transfers into Level 3	15,012	6,770	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings	-	-	(136)	4,106
Included in other comprehensive loss	-	-	(86)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	519	-
Issuances	-	-	-	915
Settlements	-	-	(1,304)	(929)
Ending balance December 31, 2022	$15,012	$6,770	$14,229	$11,189

	Year Ended December 31, 2021
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2021	$-	$-	$4,319	$4,224
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings	-	-	(20)	2,420
Included in other comprehensive income	-	-	801	-
Purchases, issuances, sales, and settlements
Purchases	-	-	11,063	-
Issuances	-	-	-	1,612
Settlements	-	-	(927)	(1,159)
Ending balance December 31, 2021	$-	$-	$15,236	$7,097

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,229	Discounted Cash Flow	Discount Rate	2.3 - 5.8%	4.4%
			Liquidity Premium	0.3 - 0.5%	0.5%

Collateralized mortgage obligations	$6,770	Discounted Cash Flow	Discount Rate	7.0 - 7.0%	7.0%

Asset-backed securities	$15,012	Discounted Cash Flow	Discount Rate	6.2 - 6.5%	6.3%

Mortgage servicing rights	$11,189	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	3.6 - 27.3%	6.2%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2021:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$15,236	Discounted Cash Flow	Discount Rate	0.6 - 3.5%	2.8%
			Liquidity Premium	0.3 - 2.4%	0.6%

Mortgage servicing rights	$7,097	Discounted Cash Flow	Discount Rate	11.0 - 15.0%	11.0%
			Prepayment Speed	0.0 - 36.6%	11.9%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2022 the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$47,700	$47,700
Other real estate owned, net[2]	-	-	1,561	1,561
Total	$-	$-	$49,261	$49,261

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $65.3 million and a valuation allowance of $17.6 million, resulting in an increase of specific allocations within the provision for credit losses of $12.2 million for the year ending December 31, 2022.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $1.6 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $856,000 and purchase accounting adjustments of $131,000 at December 31, 2022.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$13,138	$13,138
Other real estate owned, net[2]	-	-	2,356	2,356
Total	$-	$-	$15,494	$15,494

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $18.5 million and a valuation allowance of $5.4 million, resulting in an increase of specific allocations within the provision for loan and lease losses of $2.7 million for the year ending December 31, 2021.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $2.4 million, which is made up of the outstanding balance of $3.7 million, net of a valuation allowance of $1.2 million and purchase accounting adjustments of $131,000 at December 31, 2021.

These OREO and impaired loan valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

Note 18: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2022 and 2021, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 16: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$56,632	$56,632	$56,632	$-	$-
Interest earning deposits with financial institutions	58,545	58,545	58,545	-	-
Securities available-for-sale	1,539,359	1,539,359	212,129	1,291,219	36,011
FHLBC and FRBC stock	20,530	20,530	-	20,530	-
Loans held-for-sale	491	491	-	491	-
Net loans	3,820,129	3,681,387	-	-	3,681,387
Mortgage servicing rights	11,189	11,189	-	-	11,189
Interest rate swap agreements	6,391	6,391	-	6,391	-
Interest rate lock commitments and forward contracts	76	76	-	76	-
Interest receivable on securities and loans	22,661	22,661	-	22,661	-

Financial liabilities:
Noninterest bearing deposits	$2,051,702	$2,051,702	$2,051,702	$-	$-
Interest bearing deposits	3,059,021	3,042,740	-	3,042,740	-
Securities sold under repurchase agreements	32,156	32,156	-	32,156	-
Other short-term borrowings	90,000	90,000	-	90,000	-
Junior subordinated debentures	25,773	21,907	-	21,907	-
Subordinated debentures	59,297	52,322	-	52,322	-
Senior notes	44,585	44,248	44,248	-	-
Note payable and other borrowings	9,000	8,984	-	8,984	-
Interest rate swap agreements	12,264	12,264	-	12,264	-
Interest payable on deposits and borrowings	1,657	1,657	-	1,657	-

	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,565	$38,565	$38,565	$-	$-
Interest earning deposits with financial institutions	713,542	713,542	713,542	-	-
Securities available-for-sale	1,693,632	1,693,632	202,339	1,476,057	15,236
FHLBC and FRBC stock	13,257	13,257	-	13,257	-
Loans held-for-sale	4,737	4,737	-	4,737	-
Net loans	3,376,523	3,407,596	-	-	3,407,596
Mortgage servicing rights	7,097	7,097	-	-	7,097
Interest rate swap agreements	3,494	3,494	-	3,494	-
Interest rate lock commitments and forward contracts	508	508	-	508	-
Interest receivable on securities and loans	13,431	13,431	-	13,431	-

Financial liabilities:
Noninterest bearing deposits	$2,087,649	$2,087,649	$2,087,649	$-	$-
Interest bearing deposits	3,378,583	3,375,930	-	3,375,930	-
Securities sold under repurchase agreements	50,337	50,337	-	50,337	-
Other short-term borrowings	-	-	-	-	-
Junior subordinated debentures	25,773	18,557	-	18,557	-
Subordinated debentures	59,212	60,111		60,111
Senior notes	44,480	44,480	44,480	-	-
Note payable and other borrowings	19,074	19,411	-	19,411	-
Interest rate swap agreements	6,788	6,788	-	6,788	-
Interest payable on deposits and borrowings	1,706	1,706	-	1,706	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The aggregate fair value of the swaps are recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income or interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received on the variable rate loan pools or paid on the Company’s fixed-rate borrowings.

Interest rate swaps with notional amounts totaling $250.0 million and $50.0 million as of December 31, 2022 and 2021, respectively, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools.  Each of these hedges were executed to pay variable and receive fixed rate cash flows.  Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of December 31, 2022 and 2021, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows.  The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $5.2 million will be reclassified as an increase to interest income and an additional $563,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of December 31, 2022 and 2021 were $110.6 million and $165.0 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At December 31, 2022 and 2021, the Company had $11.2 million of cash collateral pledged with two correspondent financial institutions and $17.2 million of cash collateral pledged with one correspondent financial institution, respectively.  The Company held $5.3 million and $180,000 of cash pledged from one correspondent financial institution to support the interest rate swap activity during the years presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2022 or 2021. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The notional amount of these commitments at December 31, 2022 and 2021 were $5.3 million and $34.4 million.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,737	Other Liabilities	8,610
Total derivatives designated as hedging instruments				2,737		8,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	21	110,647	Other Assets	3,654	Other Liabilities	3,654
Interest rate lock commitments and forward contracts	28	5,298	Other Assets	76	Other Liabilities	-
Other contracts	4	43,699	Other Assets	125	Other Liabilities	1
Total derivatives not designated as hedging instruments				3,855		3,655

			December 31, 2021
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	2	75,774	Other Assets	808	Other Liabilities	4,102
Total derivatives designated as hedging instruments				808		4,102

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	26	165,005	Other Assets	2,686	Other Liabilities	2,686
Interest rate lock commitments and forward contracts	87	34,414	Other Assets	508	Other Liabilities	-
Other contracts	3	17,173	Other Assets	-	Other Liabilities	21
Total derivatives not designated as hedging instruments				3,194		2,707

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $4.2 million, $2.4 million, and $2.7 million as of December 31, 2022, 2021, and 2020, respectively.  The amount of the loss reclassified from AOCI to interest expense on the income statement totaled $373,000 for the year ended December 31, 2022 and the gain reclassified from AOCI to interest income was $56,000 and $57,000 for the years ended December 31, 2021 and 2020, respectively.

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

Note 20: Preferred Stock

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2022 and 2021.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2022	2021
Assets
Noninterest bearing deposit with bank subsidiary	$39,167	$25,112
Investment in subsidiaries	555,140	626,325
Other assets	6,526	1,111
Total assets	$600,833	$652,548

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,773	$25,773
Subordinated debt	59,297	59,212
Senior notes	44,585	44,480
Notes payable	9,000	13,000
Other liabilities	1,037	8,056
Stockholders’ equity	461,141	502,027
Total liabilities and stockholders' equity	$600,833	$652,548

Condensed Statements of Income for the years ended December 31 were as follows:

	2022	2021	2020
Operating Income
Cash dividends received from subsidiaries	$40,000	$40,000	$41,300
Other income	29	15	32
Total operating income	40,029	40,015	41,332
Operating Expenses
Junior subordinated debentures	1,136	1,133	2,216
Subordinated debt	2,185	1,610	-
Senior notes	2,682	2,692	2,693
Notes payable	385	291	362
Other expenses	5,086	6,918	3,669
Total operating expense	11,474	12,644	8,940
Income before income taxes and equity in undistributed net income of subsidiaries	28,555	27,371	32,392
Income tax benefit	(3,216)	(2,986)	(2,215)
Income before equity in undistributed net income of subsidiaries	31,771	30,357	34,607
Equity in undistributed net income of subsidiaries	35,634	(10,313)	(6,782)
Net income available to common stockholders	$67,405	$20,044	$27,825

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2022	2021	2020
Cash Flows from Operating Activities
Net Income	$67,405	$20,044	$27,825
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(35,634)	10,313	6,782
Provision for deferred tax expense (benefit)	91	(248)	(514)
Change in taxes payable	(4,694)	(695)	5,933
Change in other assets	12	(12)	954
Stock-based compensation	2,960	1,435	2,089
Other, net	(2,753)	961	682
Net cash provided by operating activities	27,387	31,798	43,751

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	-	(94,406)	-
Net cash used in investing activities	-	(94,406)	-

Cash Flows from Financing Activities
Dividend paid on common stock	(8,877)	(4,612)	(1,186)
Purchases of treasury stock	(455)	(10,417)	(5,922)
Redemption of junior subordinated debentures	-	-	(32,604)
Issuance of term note	-	-	20,000
Issuance of sub debt	-	59,148	-
Repayment of term note	(4,000)	(4,000)	(3,000)
Net cash (used in) provided by financing activities	(13,332)	40,119	(22,712)
Net change in cash and cash equivalents	14,055	(22,489)	21,039
Cash and cash equivalents at beginning of year	25,112	47,601	26,562
Cash and cash equivalents at end of year	$39,167	$25,112	$47,601

Note 22: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements. Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2022, 2021 and 2020, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2022, 2021 and 2020.

The total expense relating to the 401(k) Plan was approximately $2.0 million in 2022, $1.4 million in 2021 and $1.2 million in 2020.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2022, 2021 and 2020 are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Old Second Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Old Second Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO framework.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, management’s estimate of the allowance for credit losses at December 31, 2022, includes a reserve on collectively evaluated loans. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the length of the reasonable and supportable forecast period, (ii) the estimated remaining life of each segment, (iii) the estimated funding rate of unfunded commitments, and (iv) qualitative factor adjustments. In evaluating whether qualitative adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the consolidated financial statements.

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

March 9, 2023

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report, included herein, on the Company’s internal control over financial reporting as of December 31, 2022.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022, on form DEF 14A (the “Proxy Statement”), under the following captions:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2022, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	649,210	$12.84	1,165,811
Equity compensation plans not approved by security holders	-	-	-
Total	649,210	$12.84	1,165,811

1 Reflects the outstanding awards and the total remaining share reserve under our 2019 Equity Incentive Plan, as Amended and Restated.

The Company incorporates by reference the other information that is required by this Item 12 that is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in our Proxy Statement under the captions “Corporate Governance and the Board of Directors - Director Independence” and “- Certain Relationships and Related Party Transactions.”

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
10.24*

Old Second Bancorp, Inc. 2019 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 16, 2021).

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

21.1#	A list of all subsidiaries of the Company.
23.1#	Consent of Plante & Moran, PLLC.
24.1#	Power of Attorney (contained herein as part of the signature pages).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets dated December 31, 2022, and December 31, 2021; (ii) Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020; (v) Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2022, formatted in inline XBRL and contained in Exhibit 101.

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

DATE: March 9, 2023

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

Signature	Title	Date

Chairman of the Board, President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 9, 2023
James L. Eccher
Executive Vice President and Chief Financial Officer
/s/ Bradley S. Adams	(principal financial and accounting officer)	March 9, 2023
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 9, 2023
Gary Collins

/s/ Edward Bonifas	Director	March 9, 2023
Edward Bonifas

/s/ Barry Finn	Director	March 9, 2023
Barry Finn

/s/ William Kane	Director	March 9, 2023
William Kane

/s/ Dennis Klaeser	Director	March 9, 2023
Dennis Klaeser

/s/ Keith Kotche	Director	March 9, 2023
Keith Kotche

/s/ John Ladowicz	Director	March 9, 2023
John Ladowicz

/s/ Billy J. Lyons	Director	March 9, 2023
Billy J. Lyons

/s/ Hugh McLean	Director	March 9, 2023
Hugh McLean

/s/ William B. Skoglund	Director	March 9, 2023
William B. Skoglund

/s/ James F. Tapscott	Director	March 9, 2023
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 9, 2023
Patti Temple Rocks

/s/ John Williams, Jr.	Director	March 9, 2023
John Williams, Jr.

/s/ Jill E. York	Director	March 9, 2023
Jill E. York