Form 10-Q
period 2023-03-31
OLD SECOND BANCORP INC
filed 2023-05-09
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐        No ☒

As of May 5, 2023, the Registrant has 44,665,127 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “should,” “anticipate,” “expect,” “estimate,” “intend,” “believe,” “may,” “likely,” “will,” “forecast,” “project,” “looking forward,” “optimistic,” “hopeful,” “potential,” “progress,” “prospect,” “remain,” “continue,” “trend,” “momentum” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions, including inflation, that may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	any increases in FDIC assessment which will increase our cost of doing business;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, labor shortages, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$50,860	$56,632
Interest earning deposits with financial institutions	52,162	58,545
Cash and cash equivalents	103,022	115,177
Securities available-for-sale, at fair value	1,455,068	1,539,359
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	30,205	20,530
Loans held-for-sale	946	491
Loans	4,003,354	3,869,609
Less: allowance for credit losses on loans	53,392	49,480
Net loans	3,949,962	3,820,129
Premises and equipment, net	72,547	72,355
Other real estate owned	1,255	1,561
Mortgage servicing rights, at fair value	10,784	11,189
Goodwill	86,478	86,478
Core deposit intangible	13,054	13,678
Bank-owned life insurance ("BOLI")	106,850	106,608
Deferred tax assets, net	37,845	44,750
Other assets	52,267	56,012
Total assets	$5,920,283	$5,888,317

Liabilities
Deposits:
Noninterest bearing demand	$1,950,144	$2,051,702
Interest bearing:
Savings, NOW, and money market	2,516,170	2,617,100
Time	430,906	441,921
Total deposits	4,897,220	5,110,723
Securities sold under repurchase agreements	27,897	32,156
Other short-term borrowings	315,000	90,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,318	59,297
Senior notes	44,611	44,585
Notes payable and other borrowings	-	9,000
Other liabilities	53,594	55,642
Total liabilities	5,423,413	5,427,176

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	200,121	202,276
Retained earnings	331,890	310,512
Accumulated other comprehensive loss	(79,100)	(93,124)
Treasury stock	(746)	(3,228)
Total stockholders’ equity	496,870	461,141
Total liabilities and stockholders’ equity	$5,920,283	$5,888,317

	March 31, 2023	December 31, 2022
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,665,127	44,582,311
Treasury shares	40,023	122,839

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$57,210	$36,366
Loans held-for-sale	12	57
Securities:
Taxable	10,735	5,169
Tax exempt	1,337	1,317
Dividends from FHLBC and FRBC stock	280	153
Interest bearing deposits with financial institutions	585	269
Total interest and dividend income	70,159	43,331
Interest expense
Savings, NOW, and money market deposits	1,149	397
Time deposits	664	277
Securities sold under repurchase agreements	9	11
Other short-term borrowings	2,345	-
Junior subordinated debentures	279	280
Subordinated debentures	546	546
Senior notes	994	485
Notes payable and other borrowings	87	103
Total interest expense	6,073	2,099
Net interest and dividend income	64,086	41,232
Provision for credit losses	3,501	-
Net interest and dividend income after provision for credit losses	60,585	41,232
Noninterest income
Wealth management	2,270	2,698
Service charges on deposits	2,424	2,074
Secondary mortgage fees	59	139
Mortgage servicing rights mark to market (loss) gain	(525)	2,978
Mortgage servicing income	516	519
Net gain on sales of mortgage loans	306	1,495
Securities losses, net	(1,675)	-
Change in cash surrender value of BOLI	242	124
Card related income	2,244	2,574
Other income	1,489	862
Total noninterest income	7,350	13,463
Noninterest expense
Salaries and employee benefits	22,248	19,967
Occupancy, furniture and equipment	3,475	3,699
Computer and data processing	1,774	6,268
FDIC insurance	584	410
Net teller & bill paying	502	1,907
General bank insurance	305	315
Amortization of core deposit intangible	624	665
Advertising expense	142	182
Card related expense	1,216	534
Legal fees	319	257
Consulting & management fees	790	616
Other real estate expense, net	306	(12)
Other expense	3,637	3,444
Total noninterest expense	35,922	38,252
Income before income taxes	32,013	16,443
Provision for income taxes	8,406	4,423
Net income	$23,607	$12,020

Basic earnings per share	$0.53	$0.27
Diluted earnings per share	0.52	0.27
Dividends declared per share	0.05	0.05

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2023	2022
Net Income	$23,607	$12,020

Unrealized holding gains (losses) on available-for-sale securities arising during the period	16,210	(64,829)
Related tax (expense) benefit	(4,536)	18,153
Holding gains (losses), after tax, on available-for-sale securities	11,674	(46,676)

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	(1,675)	-
Related tax benefit	471	-
Net realized losses after tax	(1,204)	-
Other comprehensive income (loss) on available-for-sale securities	12,878	(46,676)

Changes in fair value of derivatives used for cash flow hedges	1,602	589
Related tax expense	(456)	(165)
Other comprehensive income on cash flow hedges	1,146	424

Total other comprehensive income (loss)	14,024	(46,252)
Total comprehensive income (loss)	$37,631	$(34,232)

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, January 1, 2022	$11,139	$(2,371)	$8,768
Other comprehensive (loss) income, net of tax	(46,676)	424	(46,252)
Balance, March 31, 2022	$(35,537)	$(1,947)	$(37,484)

Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	12,878	1,146	14,024
Balance, March 31, 2023	$(76,014)	$(3,086)	$(79,100)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$23,607	$12,020
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	799	1,809
Securities losses, net	1,675	-
Provision for credit losses	3,501	-
Originations of loans held-for-sale	(10,206)	(32,739)
Proceeds from sales of loans held-for-sale	9,957	30,791
Net gains on sales of mortgage loans	(306)	(1,495)
Mortgage servicing rights mark to market loss (gain)	525	(2,978)
Net accretion of discount on loans and unfunded commitments	(1,180)	(2,382)
Net change in cash surrender value of BOLI	(242)	(124)
Net losses (gains) on sale of other real estate owned	28	(49)
Provision for other real estate owned valuation losses	269	-
Depreciation of fixed assets and amortization of leasehold improvements	1,046	1,086
Net gains on disposal and transfer of fixed assets	(434)	-
Amortization of core deposit intangibles	624	665
Change in current income taxes receivable	7,043	2,955
Deferred tax expense	1,442	1,458
Change in accrued interest receivable and other assets	2,635	893
Accretion of purchase accounting adjustment on time deposits	(367)	(424)
Change in accrued interest payable and other liabilities	(6,344)	(11,739)
Stock based compensation	932	747
Net cash provided by operating activities	35,004	494
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	37,718	75,650
Proceeds from sales of securities available-for-sale	66,170	-
Purchases of securities available-for-sale	(4,186)	(266,250)
Purchases of FHLBC/FRBC stock	(9,675)	(8,717)
Net change in loans	(132,445)	21,900
Proceeds from sales of other real estate owned, net of participations and improvements	300	118
Proceeds from disposition of premises and equipment	756	1,250
Net purchases of premises and equipment	(1,560)	(487)
Net cash used in investing activities	(42,922)	(176,536)
Cash flows from financing activities
Net change in deposits	(213,136)	78,737
Net change in securities sold under repurchase agreements	(4,259)	(16,816)
Net change in other short-term borrowings	225,000	-
Repayment of term note	(9,000)	(1,000)
Net change in notes payable and other borrowings, excluding term note	-	(81)
Dividends paid on common stock	(2,237)	(2,192)
Purchase of treasury stock	(605)	-
Net cash (used in) provided by financing activities	(4,237)	58,648
Net change in cash and cash equivalents	(12,155)	(117,394)
Cash and cash equivalents at beginning of period	115,177	752,107
Cash and cash equivalents at end of period	$103,022	$634,713

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			12,020			12,020
Other comprehensive loss, net of tax				(46,252)		(46,252)
Dividends declared on common stock, ($0.05 per share)			(2,224)			(2,224)
Stock based compensation		747				747
Balance, March 31, 2022	$44,705	$203,190	$261,807	$(37,484)	$(5,900)	$466,318

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			23,607			23,607
Other comprehensive income, net of tax				14,024		14,024
Dividends declared on common stock, ($0.05 per share)			(2,229)			(2,229)
Vesting of restricted stock		(3,087)			3,087	-
Stock based compensation		932				932
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, March 31, 2023	$44,705	$200,121	$331,890	$(79,100)	$(746)	$496,870

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2022.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04, ASU 2021-01, and ASU 2022-06 – In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance was effective for annual and interim periods beginning after December 15, 2018, and did not have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors. ASU 2022-06 further defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

The Company formed a LIBOR transition team in 2019 and developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, met with its commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by Old Second National Bank (the “Bank”) for new loans to ensure appropriate fallback language is included.  We discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems were updated to handle multiple SOFR-based indexes and we continue to meet regularly to plan for the transition of existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2022-01 – On March 28, 2022, the FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.”  The goal of this new hedging standard is to better align the economic results of risk management activities with hedge accounting, by allowing multiple layers of a single closed portfolio to be hedged, as compared to the single-layer, or last of layer method, allowed with the adoption of ASU 2017-12.  ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and was adopted by the Company as of January 1, 2023.  There was no material impact of the pronouncement to the financial statements of the Company.

ASU 2022-02 – On March 31, 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate certain troubled debt restructuring (“TDR”) recognition and measurement guidance previously in effect, and consideration of the TDRs similar to other modified loans under CECL is now required.  ASU 2022-02 also requires enhancements to vintage loan disclosures, requiring detail be provided on current-period gross write-offs and disclosure of the amortized cost basis of financing receivables by credit quality indicators and by loan portfolio class of the gross charge-off based on year of origination.  ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those years, and was adopted prospectively by the Company as of January 1, 2023.  There was no material impact of the pronouncement to the financial statements of the Company.  As of March 31, 2023, the Company has not modified the terms of any loans that are experiencing financial difficulty.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the first quarter of 2023, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On April 18, 2023, our Board of Directors declared a cash dividend of $0.05 per share payable on May 8, 2023, to stockholders of record as of April 28, 2023; dividends of $2.2 million are scheduled to be paid to stockholders on May 8, 2023.

Note 2 – Acquisition

On December 1, 2021, the Company completed its acquisition of West Suburban Bancorp, Inc. (“West Suburban”), a bank holding company, and its wholly owned subsidiary, West Suburban Bank, based in Lombard, Illinois, with operations throughout our existing market footprint.  At closing, the Company acquired $2.94 billion of assets, $1.50 billion of loans, $1.07 billion of securities, and $2.69 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of West Suburban common stock was exchanged for 42.413 shares of Company common stock, plus $271.15 of cash. This resulted in merger consideration of $295.2 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 15.7 million shares of the Company’s common stock and $100.7 million of cash.  Goodwill of $67.9 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.  The acquisition of West Suburban was accounted for as a business combination, and none of the $67.9 million of goodwill recorded is expected to be deductible for income tax purposes.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $15.3 million at March 31, 2023, and $5.6 million at December 31, 2022.  FRBC stock was recorded at $14.9 million at March 31, 2023 and December 31, 2022.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2023, and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,195	$-	$(9,461)	$214,734
U.S. government agencies	60,952	-	(4,249)	56,703
U.S. government agencies mortgage-backed	135,504	-	(13,566)	121,938
States and political subdivisions	243,131	1,329	(10,954)	233,506
Corporate bonds	10,000	-	(238)	9,762
Collateralized mortgage obligations	510,992	-	(56,886)	454,106
Asset-backed securities	196,966	4	(7,217)	189,753
Collateralized loan obligations	178,903	-	(4,337)	174,566
Total securities available-for-sale	$1,560,643	$1,333	$(106,908)	$1,455,068

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,054	$-	$(11,925)	$212,129
U.S. government agencies	61,178	-	(5,130)	56,048
U.S. government agencies mortgage-backed	140,588	-	(15,598)	124,990
States and political subdivisions	239,999	363	(14,234)	226,128
Corporate bonds	10,000	-	(378)	9,622
Collateralized mortgage obligations	596,336	1	(62,569)	533,768
Asset-backed securities	210,388	6	(8,466)	201,928
Collateralized loan obligations	180,276	-	(5,530)	174,746
Total securities available-for-sale	$1,662,819	$370	$(123,830)	$1,539,359

1 Excludes accrued interest receivable of $7.2 million and $6.8 million at March 31, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2023, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$64,076	0.72%	$62,639
Due after one year through five years	245,837	1.14	233,060
Due after five years through ten years	48,750	3.02	45,537
Due after ten years	179,615	3.06	173,469
	538,278	1.90	514,705
Mortgage-backed and collateralized mortgage obligations	646,496	2.41	576,044
Asset-backed securities	196,966	5.12	189,753
Collateralized loan obligations	178,903	6.45	174,566
Total securities available-for-sale	$1,560,643	3.04%	$1,455,068

At March 31, 2023, the Company’s investments included $148.9 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $20.3 million, or 9.29%, of outstanding principal.

At March 31, 2023, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	5	$9,461	$214,734	5	$9,461	$214,734
U.S. government agencies	-	-	-	9	4,249	56,703	9	4,249	56,703
U.S. government agencies mortgage-backed	3	143	2,235	127	13,423	119,703	130	13,566	121,938
States and political subdivisions	14	434	47,760	24	10,520	82,401	38	10,954	130,161
Corporate bonds	-	-	-	2	238	9,762	2	238	9,762
Collateralized mortgage obligations	13	794	23,540	157	56,092	430,566	170	56,886	454,106
Asset-backed securities	11	745	45,309	39	6,472	144,132	50	7,217	189,441
Collateralized loan obligations	5	222	13,632	29	4,115	160,934	34	4,337	174,566
Total securities available-for-sale	46	$2,338	$132,476	392	$104,570	$1,218,935	438	$106,908	$1,351,411

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Less than 12 months			12 months or more
December 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$1,025	$24,121	4	$10,900	$188,008	5	$11,925	$212,129
U.S. government agencies	-	-	-	9	5,130	56,048	9	5,130	56,048
U.S. government agencies mortgage-backed	15	975	11,369	117	14,623	113,621	132	15,598	124,990
States and political subdivisions	45	5,800	128,770	15	8,434	48,877	60	14,234	177,647
Corporate bonds	-	-	-	2	378	9,622	2	378	9,622
Collateralized mortgage obligations	80	12,895	180,624	120	49,674	348,880	200	62,569	529,504
Asset-backed securities	30	3,030	121,915	21	5,436	79,659	51	8,466	201,574
Collateralized loan obligations	23	3,579	112,772	11	1,951	61,974	34	5,530	174,746
Total securities available-for-sale	194	$27,304	$579,571	299	$96,526	$906,689	493	$123,830	$1,486,260

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  The portfolio continues to consist of a mix of fixed- and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.2 years.  No credit losses were determined to be present as of March 31, 2023, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the first quarter of 2023.

	Three Months Ended
	March 31,
Securities available-for-sale	2023	2022
Proceeds from sales of securities	$66,170	$-
Gross realized losses on securities	(1,675)	-
Net realized losses	$(1,675)	$-
Income tax benefit on net realized losses	$471	$-
Effective tax rate applied	28.1%	N/M

N/M - Not meaningful

As of March 31, 2023, securities valued at $995.3 million were pledged for borrowings, and for other purposes, an increase from $547.8 million of securities pledged at year-end 2022.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2023	December 31, 2022
Commercial [1]	$851,737	$840,964
Leases	285,831	277,385
Commercial real estate – investor	1,056,787	987,635
Commercial real estate – owner occupied	870,115	854,879
Construction	174,683	180,535
Residential real estate – investor	56,720	57,353
Residential real estate – owner occupied	217,855	219,718
Multifamily	358,991	323,691
HELOC	104,941	109,202
Other [2]	25,694	18,247
Total loans	4,003,354	3,869,609
Allowance for credit losses on loans	(53,392)	(49,480)
Net loans [3]	$3,949,962	$3,820,129

1 Includes $1.3 million and $1.6 million of Paycheck Protection Program (“PPP”) loans at March 31, 2023 and December 31, 2022, respectively.

2 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 - Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $17.0 million and $15.9 million at March 31, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 70.9% and 70.6% of the portfolio at March 31, 2023, and December 31, 2022, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2023 and 2022:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2023
Commercial	$11,968	$(581)	$27	$151	$11,511
Leases	2,865	774	882	9	2,766
Commercial real estate – investor	10,674	4,569	-	17	15,260
Commercial real estate – owner occupied	15,001	573	-	2	15,576
Construction	1,546	(501)	-	-	1,045
Residential real estate – investor	768	(41)	-	19	746
Residential real estate – owner occupied	2,046	(334)	-	10	1,722
Multifamily	2,453	212	-	-	2,665
HELOC	1,806	(47)	-	29	1,788
Other	353	28	113	45	313
	$49,480	$4,652	$1,022	$282	$53,392

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2022
Commercial	$11,751	$825	$30	$30	$12,576
Leases	3,480	(907)	-	-	2,573
Commercial real estate – investor	10,795	108	236	23	10,690
Commercial real estate – owner occupied	4,913	3,339	121	8	8,139
Construction	3,373	(515)	-	-	2,858
Residential real estate – investor	760	(67)	-	10	703
Residential real estate – owner occupied	2,832	(965)	-	83	1,950
Multifamily	3,675	(698)	-	-	2,977
HELOC	2,510	(870)	-	35	1,675
Other	192	70	127	32	167
	$44,281	$320	$514	$221	$44,308

At March 31, 2023, our allowance for credit losses (“ACL”) on loans totaled $53.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $3.8 million including related purchase accounting adjustments.  In the first quarter of 2023, we recorded net provision expense of $3.5 million based on historical loss rate updates, loan growth, our assessment of nonperforming loan metrics and trends, and estimated future credit losses. The ACL on loans excludes $3.2 million, $4.3 million and $4.2 million of allowance for unfunded commitments as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of March 31, 2023, December 31, 2022, and March 31, 2022 excludes the purchase accounting adjustment of $596,000, $819,000 and $1.5 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2023 and December 31, 2022:

		Accounts				ACL
March 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$871	$729	$-	$364	$1,964	$480
Leases	-	-	683	-	683	683
Commercial real estate – investor	30,368	-	-	-	30,368	7,654
Commercial real estate – owner occupied	16,000	-	-	2,293	18,293	5,510
Construction	116	-	-	-	116	-
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,541	-	-	-	1,541	-
Multifamily	1,308	-	-	-	1,308	-
HELOC	231	-	-	-	231	47
Total	$51,110	$729	$683	$2,657	$55,179	$14,374

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$883	$5,915	$-	$364	$7,162	$569
Leases	-	-	1,248	-	1,248	1,248
Commercial real estate – investor	16,576	-	-	-	16,576	2,875
Commercial real estate – owner occupied	19,188	-	-	2,310	21,498	5,808
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,817	-	-	-	1,817	244
Multifamily	1,322	-	-	-	1,322	-
HELOC	180	-	-	-	180	-
Total	$40,641	$5,915	$1,248	$2,674	$50,478	$10,744

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$2,640	$-	$1,422	$4,062	$847,675	$851,737	$460
Leases	789	51	-	840	284,991	285,831	-
Commercial real estate – investor	5,395	22,966	2,018	30,379	1,026,408	1,056,787	-
Commercial real estate – owner occupied	2,914	9,162	1,833	13,909	856,206	870,115	-
Construction	873	-	116	989	173,694	174,683	-
Residential real estate – investor	322	-	1,233	1,555	55,165	56,720	-
Residential real estate – owner occupied	3,044	177	2,622	5,843	212,012	217,855	420
Multifamily	217	-	1,662	1,879	357,112	358,991	-
HELOC	303	182	409	894	104,047	104,941	86
Other	558	1	-	559	25,135	25,694	-
Total	$17,055	$32,539	$11,315	$60,909	$3,942,445	$4,003,354	$966

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3	$1,012	$825	$1,840	$839,124	$840,964	$460
Leases	447	22	614	1,083	276,302	277,385	-
Commercial real estate – investor	3,276	1,276	4,315	8,867	978,768	987,635	-
Commercial real estate – owner occupied	373	113	2,211	2,697	852,182	854,879	173
Construction	14	-	116	130	180,405	180,535	-
Residential real estate – investor	445	-	987	1,432	55,921	57,353	144
Residential real estate – owner occupied	1,191	-	2,232	3,423	216,295	219,718	485
Multifamily	267	361	1,322	1,950	321,741	323,691	-
HELOC	291	90	392	773	108,429	109,202	-
Other	19	-	-	19	18,228	18,247	-
Total	$6,326	$2,874	$13,014	$22,214	$3,847,395	$3,869,609	$1,262

The table presents all nonaccrual loans as of March 31, 2023, and December 31, 2022:

Nonaccrual loan detail	March 31, 2023	With no ACL	December 31, 2022	With no ACL
Commercial	$2,351	$1,892	$7,189	$6,598
Leases	856	173	1,876	-
Commercial real estate – investor	30,397	11,210	4,346	4,244
Commercial real estate – owner occupied	19,691	4,560	8,050	3,813
Construction	241	241	251	-
Residential real estate – investor	1,555	1,379	1,528	675
Residential real estate – owner occupied	3,618	3,618	3,713	1,572
Multifamily	2,495	2,495	2,538	1,322
HELOC	2,355	2,177	2,109	180
Other	2	2	2	-
Total	$63,561	$27,747	$31,602	$18,404

The Company recognized $86,000 of interest on nonaccrual loans during the three months ended March 31, 2023.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit quality indicators by loan segment and loan origination date at March 31, 2023 were as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$46,701	$216,848	$51,096	$18,747	$9,511	$8,144	$452,217	$378	$803,642
Special Mention	-	582	265	1,088	2,335	-	21,163	-	25,433
Substandard	-	4,770	1,880	2,897	11,570	2	1,543	-	22,662
Total commercial	46,701	222,200	53,241	22,732	23,416	8,146	474,923	378	851,737
Current Period Gross charge-offs	-	-	-	-	-	27			27

Leases
Pass	34,473	150,347	$58,708	23,236	14,741	3,420	-	-	284,925
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	684	-	-	222	-	-	-	906
Total leases	34,473	151,031	58,708	23,236	14,963	3,420	-	-	285,831
Current Period Gross charge-offs	-	870	-	-	12	-			882

Commercial real estate – investor
Pass	117,682	382,638	230,965	114,537	63,123	76,867	7,822	-	993,634
Special Mention	-	3,575	-	5,904	-	1,059	-	-	10,538
Substandard	-	14,106	3,388	5,124	20,878	9,119	-	-	52,615
Total commercial real estate – investor	117,682	400,319	234,353	125,565	84,001	87,045	7,822	-	1,056,787
Current Period Gross charge-offs	-	-	-	-	-	-			-

Commercial real estate – owner occupied
Pass	46,394	160,497	211,124	102,743	46,193	122,535	31,491	-	720,977
Special Mention	-	21,199	22,244	49,072	17,552	1,526	-	-	111,593
Substandard	-	2,524	16,460	1,177	16,822	562	-	-	37,545
Total commercial real estate – owner occupied	46,394	184,220	249,828	152,992	80,567	124,623	31,491	-	870,115
Current Period Gross charge-offs	-	-	-	-	-	-			-

Construction
Pass	1,837	65,640	52,420	31,388	1,895	1,298	1,895	-	156,373
Special Mention	307	7,577	-	10,185	-	-	-	-	18,069
Substandard	-	125	-	-	116	-	-	-	241
Total construction	2,144	73,342	52,420	41,573	2,011	1,298	1,895	-	174,683
Current Period Gross charge-offs	-	-	-	-	-	-			-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – investor
Pass	1,314	14,371	9,806	6,790	8,147	12,739	1,782	-	54,949
Special Mention	-	-	69	-	-	-	-	-	69
Substandard	-	617	-	-	499	586	-	-	1,702
Total residential real estate – investor	1,314	14,988	9,875	6,790	8,646	13,325	1,782	-	56,720
Current Period Gross charge-offs	-	-	-	-	-	-			-

Residential real estate – owner occupied
Pass	2,876	42,607	43,687	27,668	15,777	80,086	1,536	-	214,237
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	46	128	203	94	708	2,439	-	-	3,618
Total residential real estate – owner occupied	2,922	42,735	43,890	27,762	16,485	82,525	1,536	-	217,855
Current Period Gross charge-offs	-	-	-	-	-	-			-

Multifamily
Pass	32,158	83,074	116,721	59,094	12,976	44,737	294	-	349,054
Special Mention	-	375	3,632	341	1,683	558	-	-	6,589
Substandard	-	2,777	-	-	-	571	-	-	3,348
Total multifamily	32,158	86,226	120,353	59,435	14,659	45,866	294	-	358,991
Current Period Gross charge-offs	-	-	-	-	-	-			-

HELOC
Pass	438	2,891	490	1,480	1,667	2,937	92,403	-	102,306
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	29	1	-	1	339	2,265	-	2,635
Total HELOC	438	2,920	491	1,480	1,668	3,276	94,668	-	104,941
Current Period Gross charge-offs	-	-	-	-	-	-			-

Other
Pass	1,914	3,434	1,955	346	120	144	17,779	-	25,692
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1	-	-	1	-	2
Total other	1,914	3,434	1,955	347	120	144	17,780	-	25,694
Current Period Gross charge-offs	-	3	16	-	-	94			113

Total loans
Pass	285,787	1,122,347	776,972	386,029	174,150	352,907	607,219	378	3,705,789
Special Mention	307	33,308	26,210	66,590	21,570	3,143	21,163	-	172,291
Substandard	46	25,760	21,932	9,293	50,816	13,618	3,809	-	125,274
Total loans	$286,140	$1,181,415	$825,114	$461,912	$246,536	$369,668	$632,191	$378	$4,003,354
Total Current Period Gross charge-offs	$-	$873	$16	$-	$12	$121			$1,022

Credit quality indicators by loan segment and loan origination date at December 31, 2022, were as follows:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$225,056	$70,608	$21,597	$12,742	$6,957	$2,651	$447,821	$-	$787,432
Special Mention	1,875	272	1,182	2,432	-	-	21,286	-	27,047
Substandard	4,958	2,447	2,981	12,176	7	-	3,916	-	26,485
Total commercial	231,889	73,327	25,760	27,350	6,964	2,651	473,023	-	840,964

Leases
Pass	161,379	64,203	$26,995	17,653	4,449	830	-	-	275,509
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	1,606	-	-	270	-	-	-	-	1,876
Total leases	162,985	64,203	26,995	17,923	4,449	830	-	-	277,385

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial real estate – investor
Pass	416,094	228,686	118,491	63,845	46,935	46,406	7,113	-	927,570
Special Mention	5,349	1,417	5,490	10,206	1,070	9,123	-	-	32,655
Substandard	12,332	2,018	-	10,763	-	2,297	-	-	27,410
Total commercial real estate – investor	433,775	232,121	123,981	84,814	48,005	57,826	7,113	-	987,635

Commercial real estate – owner occupied
Pass	169,703	223,731	105,669	47,351	49,367	86,660	33,745	-	716,226
Special Mention	8,430	22,242	48,184	17,668	231	1,008	-	-	97,763
Substandard	2,546	17,129	1,191	16,962	-	3,062	-	-	40,890
Total commercial real estate – owner occupied	180,679	263,102	155,044	81,981	49,598	90,730	33,745	-	854,879

Construction
Pass	53,058	65,758	39,542	2,390	226	1,408	1,523	-	163,905
Special Mention	-	-	15,297	-	-	-	-	-	15,297
Substandard	1,217	-	-	116	-	-	-	-	1,333
Total construction	54,275	65,758	54,839	2,506	226	1,408	1,523	-	180,535

Residential real estate – investor
Pass	14,737	9,910	6,945	8,585	4,853	9,548	991	-	55,569
Special Mention	-	70	-	-	-	-	-	-	70
Substandard	621	-	-	499	186	408	-	-	1,714
Total residential real estate – investor	15,358	9,980	6,945	9,084	5,039	9,956	991	-	57,353

Residential real estate – owner occupied
Pass	41,885	44,884	28,418	16,146	12,152	70,741	1,638	-	215,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	131	267	237	723	131	2,365	-	-	3,854
Total residential real estate – owner occupied	42,016	45,151	28,655	16,869	12,283	73,106	1,638	-	219,718

Multifamily
Pass	76,877	126,257	52,262	13,125	39,703	6,098	329	-	314,651
Special Mention	377	3,683	342	1,684	-	-	-	-	6,086
Substandard	2,100	-	-	-	587	267	-	-	2,954
Total multifamily	79,354	129,940	52,604	14,809	40,290	6,365	329	-	323,691

HELOC
Pass	2,760	517	1,497	1,703	657	2,288	97,258	-	106,680
Special Mention	-	-	-	-	-	-	111	-	111
Substandard	62	1	-	-	67	309	1,972	-	2,411
Total HELOC	2,822	518	1,497	1,703	724	2,597	99,341	-	109,202

Other
Pass	4,195	2,835	432	167	69	111	10,436	-	18,245
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1	-	-	-	1	-	2
Total other	4,195	2,835	433	167	69	111	10,437	-	18,247

Total loans
Pass	1,165,744	837,389	401,848	183,707	165,368	226,741	600,854	-	3,581,651
Special Mention	16,031	27,684	70,495	31,990	1,301	10,131	21,397	-	179,029
Substandard	25,573	21,862	4,410	41,509	978	8,708	5,889	-	108,929
Total loans	$1,207,348	$886,935	$476,753	$257,206	$167,647	$245,580	$628,140	$-	$3,869,609

The Company had $547,000 and $600,000 in residential real estate loans in the process of foreclosure as of March 31, 2023, and December 31, 2022, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

As of January 1, 2023, the Company adopted ASU 2022-02, Topic 326 “Troubled Debt Restructuring (“TDRs”) and Vintage Disclosures”, see Note 1. No loans were modified that were in financial difficulty during the three-month period ending March 31, 2023.  There was no TDR activity for the three months ended March 31, 2022.  TDRs were classified as being in default on a case-by-case basis when they failed to be in compliance with the modified terms.  There was no TDR default activity for the period ended March 31, 2022, for loans that were restructured within the prior 12-month period.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation allowance, for the periods presented are itemized in the following tables:

	Three Months Ended
	March 31,
Other real estate owned	2023	2022
Balance at beginning of period	$1,561	$2,356
Property additions, net of acquisition adjustments	291	87
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	328	69
Period valuation write-down	269	-
Balance at end of period	$1,255	$2,374

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$856	$1,179
Provision for unrealized losses	269	-
Reductions taken on sales	(272)	-
Balance at end of period	$853	$1,179

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2023	2022
Loss (Gain) on sales, net	$28	$(49)
Provision for unrealized losses	269	-
Operating expenses	9	37
Less:
Lease revenue	-	-
Net OREO expense	$306	$(12)

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2023	December 31, 2022
Noninterest bearing demand	$1,950,144	$2,051,702
Savings	1,108,610	1,145,592
NOW accounts	608,260	609,338
Money market accounts	799,300	862,170
Certificates of deposit of less than $100,000	238,257	244,017
Certificates of deposit of $100,000 through $250,000	147,887	157,438
Certificates of deposit of more than $250,000	44,762	40,466
Total deposits	$4,897,220	$5,110,723

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2023, and December 31, 2022.  Junior subordinated debentures are discussed in more detail in Note 8.

	March 31, 2023	December 31, 2022
Securities sold under repurchase agreements	$27,897	$32,156
Other short-term borrowings	315,000	90,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,318	59,297
Senior notes	44,611	44,585
Notes payable and other borrowings	-	9,000
Total borrowings	$472,599	$260,811

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $27.9 million at March 31, 2023, and $32.2 million at December 31, 2022.  The fair value of the pledged collateral was $65.9 million at March 31, 2023, and $71.4 million at December 31, 2022.  At March 31, 2023, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2023, the Bank had $315.0 million in short-term advances outstanding under the FHLBC.  There were $90.0 million in short-term advances as of December 31, 2022. The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018, which were recorded in notes payable and other borrowings.  The remaining balance of $5.9 million was paid off in full during the second quarter of 2022. FHLBC stock held at March 31, 2023 was valued at $15.3 million, and any potential FHLBC advances were collateralized by loans with a principal balance of $1.50 billion, which carried a FHLBC-calculated combined collateral value of $1.06 billion.  The Company had excess collateral of $743.6 million available to secure borrowings at March 31, 2023.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company used the net proceeds from the offering for general corporate purposes.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

quarterly in arrears. As of March 31, 2023 and December 31, 2022, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

The Company also had $44.6 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2023 and December 31, 2022.  The senior notes were issued in December 2016 with a ten-year maturity, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points. The interest rate at March 31, 2023 and December 31, 2022 was 9.01% and 8.62%, respectively. The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2023, and December 31, 2022, unamortized debt issuance costs related to the senior notes were $389,000 and $415,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheets.  These deferred issuance costs will be amortized to interest expense over the ten-year term of the notes and are included in the Consolidated Statements of Income.

On February 24, 2020, the Company originated a $20.0 million three-year term note with a correspondent bank. The term note was issued at one-month LIBOR plus 175 basis points, and required principal payments quarterly and interest payments monthly.  This note was included within Notes Payable and Other Borrowings on the Consolidated Balance Sheets, and the remaining $9.0 million balance of the note was paid off as of February 24, 2023.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.39% and 4.41% for the quarters ended March 31, 2023 and March 31, 2022, respectively.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2023, 970,271 shares remained available for issuance under the 2019 Plan.  The Company has granted only restricted stock units under the 2019 Equity Plan.

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

There were 230,399 and 251,055 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2023 and March 31, 2022, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2019 Plan was $948,000 in the first three months of 2023 and $795,000 for the first three months of 2022.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2023, is as follows:

	March 31, 2023
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	649,210	$12.84
Granted	230,399	17.21
Vested	(117,674)	12.26
Unvested at March 31	761,935	$14.25

Total unrecognized compensation cost of restricted awards was $6.8 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 2.25 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2023	2022
Basic earnings per share:
Weighted-average common shares outstanding	44,619,118	44,461,045
Net income	$23,607	$12,020
Basic earnings per share	$0.53	$0.27

Diluted earnings per share:
Weighted-average common shares outstanding	44,619,118	44,461,045
Dilutive effect of unvested restricted awards [1]	697,480	700,670
Diluted average common shares outstanding	45,316,598	45,161,715

Net Income	$23,607	$12,020
Diluted earnings per share	$0.52	$0.27

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2023, the Bank exceeded those thresholds.

At March 31, 2023, the Bank’s Tier 1 capital leverage ratio was 9.83%, an increase of 51 basis points from December 31, 2022, and is above the 8.00% objective.  The Bank’s total capital ratio was 13.10%, an increase of 35 basis points from December 31, 2022, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2023, and December 31, 2022.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies”, which are generally holding companies with consolidated assets of less than $3.0 billion.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2022, under the heading “Supervision and Regulation.”

At March 31, 2023 and December 31, 2022, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$478,610	9.91%	$338,070	7.00%	N/A	N/A
Old Second Bank	577,986	11.98	337,721	7.00	$313,598	6.50%
Total capital to risk weighted assets
Consolidated	617,527	12.79	506,961	10.50	N/A	N/A
Old Second Bank	631,903	13.10	506,487	10.50	482,369	10.00
Tier 1 capital to risk weighted assets
Consolidated	503,610	10.43	410,420	8.50	N/A	N/A
Old Second Bank	577,986	11.98	410,090	8.50	385,967	8.00
Tier 1 capital to average assets
Consolidated	503,610	8.56	235,332	4.00	N/A	N/A
Old Second Bank	577,986	9.83	235,193	4.00	293,991	5.00

December 31, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$457,206	9.67%	$330,966	7.00%	N/A	N/A
Old Second Bank	552,404	11.70	330,498	7.00	$306,891	6.50%
Total capital to risk weighted assets
Consolidated	592,039	12.52	496,518	10.50	N/A	N/A
Old Second Bank	602,237	12.75	495,960	10.50	472,343	10.00
Tier 1 capital to risk weighted assets
Consolidated	482,206	10.20	401,838	8.50	N/A	N/A
Old Second Bank	552,404	11.70	401,319	8.50	377,712	8.00
Tier 1 capital to average assets
Consolidated	482,206	8.14	236,956	4.00	N/A	N/A
Old Second Bank	552,404	9.32	237,083	4.00	296,354	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2023, the capital measures of the Company exclude $1.9 million, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of March 31, 2023, the Bank had capacity to pay dividends of $51.2 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

At March 31, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3. There were no transfers between levels at March 31, 2022.

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.
●	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2023, and December 31, 2022, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$214,734	$-	$-	$214,734
U.S. government agencies	-	56,703	-	56,703
U.S. government agencies mortgage-backed	-	121,938	-	121,938
States and political subdivisions	-	218,527	14,979	233,506
Corporate bonds	-	9,762	-	9,762
Collateralized mortgage obligations	-	454,106	-	454,106
Asset-backed securities	-	189,753	-	189,753
Collateralized loan obligations	-	174,566	-	174,566
Loans held-for-sale	-	946	-	946
Mortgage servicing rights	-	-	10,784	10,784
Interest rate swap agreements, including risk participation agreement	-	5,885	-	5,885
Mortgage banking derivatives	-	28	-	28
Total	$214,734	$1,232,214	$25,763	$1,472,711

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$10,007	$-	$10,007
Total	$-	$10,007	$-	$10,007

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$212,129	$-	$-	$212,129
U.S. government agencies	-	56,048	-	56,048
U.S. government agencies mortgage-backed	-	124,990	-	124,990
States and political subdivisions	-	211,899	14,229	226,128
Corporate bonds	-	9,622	-	9,622
Collateralized mortgage obligations	-	526,998	6,770	533,768
Asset-backed securities	-	186,916	15,012	201,928
Collateralized loan obligations	-	174,746	-	174,746
Loans held-for-sale	-	491	-	491
Mortgage servicing rights	-	-	11,189	11,189
Interest rate swap agreements	-	6,516	-	6,516
Mortgage banking derivatives	-	76	-	76
Total	$212,129	$1,298,302	$47,200	$1,557,631

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,265	$-	$12,265
Total	$-	$12,265	$-	$12,265

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$15,012	$6,770	$14,229	$11,189
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(33)	(471)
Included in other comprehensive income	226	(6)	423	-
Purchases, issuances, sales, and settlements
Purchases	-	-	406	-
Issuances	-	-	-	120
Settlements	(342)	-	(46)	(54)
Ending balance March 31, 2023	$-	$-	$14,979	$10,784

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$14,092	$7,097
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or losses
Included in earnings	(33)	3,228
Included in other comprehensive income	(938)	-
Purchases, issuances, sales, and settlements
Purchases	1,076	-
Issuances	-	301
Settlements	(364)	(250)
Ending balance March 31, 2022	$13,833	$10,376

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,979	Discounted Cash Flow	Discount Rate	2.8 - 4.8%	4.4%
			Liquidity Premium	0.3 - 0.5%	0.5%

Mortgage servicing rights	$10,784	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	4.2 - 29.1%	6.3%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,229	Discounted Cash Flow	Discount Rate	2.3 - 5.8%	4.4%
			Liquidity Premium	0.3 - 0.5%	0.5%

Collateralized mortgage obligations	$6,770	Discounted Cash Flow	Discount Rate	7.0 - 7.0%	7.0%

Asset-backed securities	$15,012	Discounted Cash Flow	Discount Rate	6.2 - 6.5%	6.3%

Mortgage servicing rights	$11,189	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	9.0%
			Prepayment Speed	3.6 - 27.3%	6.2%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2023, and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$48,285	$48,285
Other real estate owned, net[2]	-	-	1,255	1,255
Total	$-	$-	$49,540	$49,540

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $69.6 million and a valuation allowance of $21.4 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $3.8 million for the three months ended March 31, 2023.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.3 million at March 31, 2023, which is made up of the outstanding balance of $2.2 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $853,000.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$47,700	$47,700
Other real estate owned, net[2]	-	-	1,561	1,561
Total	$-	$-	$49,261	$49,261

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $65.3 million and a valuation allowance of $17.6 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $12.2 million for the year December 31, 2022.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $1.6 million at December 31, 2022, which is made up of the outstanding balance of $2.5 million, net of a purchase accounting adjustment of $131,000 and a valuation allowance of $856,000.

The Company has estimated the fair values of these assets based primarily on Level 3 inputs.  OREO and individually evaluated loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical ranges of unobservable inputs for these valuation assumptions are not meaningful.

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value. For March 31, 2023 and December 31, 2022, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$50,860	$50,860	$50,860	$-	$-
Interest earning deposits with financial institutions	52,162	52,162	52,162	-	-
Securities available-for-sale	1,455,068	1,455,068	214,734	1,225,355	14,979
FHLBC and FRBC stock	30,205	30,205	-	30,205	-
Loans held-for-sale	946	946	-	946	-
Net loans	4,003,354	3,842,384	-	-	3,842,384
Mortgage servicing rights	10,784	10,784	-	-	10,784
Interest rate swap agreements	5,735	5,735	-	5,735	-
Interest rate lock commitments and forward contracts	28	28	-	28	-
Interest receivable on securities and loans	24,214	24,214	-	24,214	-

Financial liabilities:
Noninterest bearing deposits	$1,950,144	$1,950,144	$1,950,144	$-	$-
Interest bearing deposits	2,947,076	2,932,989	-	2,932,989	-
Securities sold under repurchase agreements	27,897	27,897	-	27,897	-
Other short-term borrowings	315,000	315,000	-	315,000	-
Junior subordinated debentures	25,773	19,330	-	19,330	-
Subordinated debentures	59,318	46,118	-	46,118	-
Senior notes	44,611	41,011	41,011	-	-
Interest rate swap agreements	10,006	10,006	-	10,006	-
Interest payable on deposits and borrowings	2,029	2,029	-	2,029	-

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

Interest rate swaps with notional amounts totaling $300.0 million and $250.0 million as of March 31, 2023 and December 31, 2022, respectively, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of March 31, 2023 and December 31, 2022, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $5.0 million will be reclassified as an increase to interest income and an additional $511,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of March 31, 2023 and December 31, 2022 were $108.2 million and $110.6 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At March 31, 2023 and December 31, 2022, the Company had $8.1 million of cash collateral pledged with two correspondent financial institutions and $11.2 million of cash collateral pledged with two correspondent financial institution, respectively. The Company held $2.8 million and $5.3 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the years presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during first quarter of 2023 and in year of 2022. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at March 31, 2023 and December 31, 2022 were $10.9 million and $5.3 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of March 31, 2023 and December 31, 2022.

Fair Value of Derivative Instruments

			March 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	1,824	Other Liabilities	6,095
Total derivatives designated as hedging instruments				1,824		6,095

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	19	108,150	Other Assets	3,911	Other Liabilities	3,911
Interest rate lock commitments and forward contracts	41	10,930	Other Assets	28	Other Liabilities	-
Other contracts	4	44,097	Other Assets	150	Other Liabilities	1
Total derivatives not designated as hedging instruments				4,089		3,912

			December 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,737	Other Liabilities	8,610
Total derivatives designated as hedging instruments				2,737		8,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	21	110,647	Other Assets	3,654	Other Liabilities	3,654
Interest rate lock commitments and forward contracts	28	5,298	Other Assets	76	Other Liabilities	-
Other contracts	4	43,699	Other Assets	125	Other Liabilities	1
Total derivatives not designated as hedging instruments				3,855		3,655

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $3.1 million as of March 31, 2023, and $1.9 million as of March 31, 2022.  The amount of the loss reclassified from AOCI to interest income on the income statement was $1.0 million for the three months ended March 31, 2023 and $16,000 of gain for three months ended March 31, 2022.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2023, and December 31, 2022.

The following table is a summary of letter of credit commitments:

	March 31, 2023			December 31, 2022
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$3,456	$15,390	$18,846	$3,514	$15,365	$18,879
Performance standby	1,913	11,799	13,712	3,161	13,989	17,150
	5,369	27,189	32,558	6,675	29,354	36,029
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$5,369	$27,256	$32,625	$6,675	$29,421	$36,096

Unused loan commitments:	$138,829	$800,693	$939,522	$139,070	$860,255	$999,325

As of March 31, 2023, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first quarter of 2023, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $3.2 million, excluding a $596,000 purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant decrease in the ACL for unfunded commitments of $1.4 million for the first quarter of 2023, compared to the prior quarter end, is primarily related to a $1.2 million decrease in construction unfunded commitment levels as well as the loss rate associated with those commitments, a commercial substandard portfolio reduction primarily due to two upgraded credits, and a $224,000 decrease by accretion to interest income of the purchase accounting adjustment.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, and our financial condition at March 31, 2023, compared to December 31, 2022.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2022.  The results of operations for the three months ended March 31, 2023, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and March 31, 2023 and 2022 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 48 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses and provision for credit losses.

We are significantly impacted by prevailing economic conditions, including federal monetary and fiscal policies, and federal regulations of financial institutions. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

As of March 31, 2023, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Recent Banking Events

There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessment. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Financial Overview

Net income for the first quarter of 2023 was $23.6 million, or $0.52 per diluted share, compared to $12.0 million, or $0.27 per diluted share, for the first quarter of 2022. The increase was primarily due to growth in our loan portfolio and higher loan and security yields, which resulted in growth in net interest income, partially offset by lower noninterest income from reductions in mortgage banking revenues primarily due to higher market interest rates, and losses recognized on securities sold. Also contributing to the increase in net income in the first quarter of 2023 compared to the first quarter of 2022, were acquisition costs, net of gains on branch sales, of $5.3 million incurred in the prior year like quarter, compared to $306,000 of net gains on branch sales in the first quarter of 2023.  Adjusted net income, a non-GAAP financial measure that excludes merger-related costs, net of (gains)/losses on branch sales, was $23.4 million for the first quarter of 2023, compared to $24.1 million for the fourth quarter of 2022, and $15.9 million for the first quarter of 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 38, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Net Income
Income before income taxes (GAAP)	$32,013	$31,853	$16,443
Pre-tax income adjustments:
Merger-related costs, net of gains/losses on branch sales	(306)	617	5,335
Adjusted net income before taxes	31,707	32,470	21,778
Taxes on adjusted net income	8,326	8,398	5,858
Adjusted net income (non-GAAP)	$23,381	$24,072	$15,920

Basic earnings per share (GAAP)	$0.53	$0.53	$0.27
Diluted earnings per share (GAAP)	0.52	0.52	0.27
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.52	0.54	0.36
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.52	0.53	0.36

The following provides an overview of some of the factors impacting our financial performance for the three month period ended March 31, 2023, compared to the like period ended March 31, 2022:

●	Net interest and dividend income was $64.1 million for the first quarter of 2023, compared to $41.2 million for the first quarter of 2022. Growth in interest and dividend income in the first quarter of 2023 was primarily due to loan growth and higher yields on loans and securities, partially offset by higher funding costs.

●	We recorded a net provision for credit losses of $3.5 million in the first quarter of 2023, driven by a $4.7 million increase in the allowance for credit losses on loans based on historical loss rate updates, loan growth, our assessment of nonperforming loan metrics and trends, and estimated future credit losses, net of a reversal of $1.2 million in our allowance for unfunded commitments based on a slight reduction in construction unfunded commitments combined with changes in the construction loss rate. We recorded no net provision for credit loss expense in the first quarter of 2022.

●	Noninterest income was $7.4 million for the first quarter of 2023, compared to $13.5 million for the first quarter of 2022. Contributing to the decrease was a $3.5 million decline in mortgage servicing rights mark to market gains, a $1.2 million decrease of net gain on sales of mortgage loans, and security losses of $1.7 million due to strategic sales in 2023. These decreases were partially offset by an increase of $350,000 of service charges on deposits and a $627,000 increase in other income.

●	Noninterest expense was $36.0 million for the first quarter of 2023, compared to $38.3 million for the first quarter of 2022, a decrease of $2.3 million, or 6.09%. Contributing to the decrease was a reduction in computer and data processing and net teller & bill paying expenses in the first quarter of 2023, primarily stemming from acquisition costs incurred in the first quarter of 2022 from our West Suburban acquisition in the fourth quarter of 2021. In addition, we recorded net gains on branch sales of $306,000 in the first quarter of 2023, compared to $5.3 million of acquisition-related cost, net of gains on branch sales, in the first quarter of 2022, primarily from $4.9 million of computer and data processing and net teller & bill paying expenses related to the West Suburban acquisition.

●	We had a provision for income tax expense of $8.4 million for the first quarter of 2023, compared to a provision for income tax expense of $4.4 million for the first quarter of 2022. The increase in tax expense for the first quarter of 2023 was due to the increase in pre-tax income, compared to the year over year quarter.

●	Our community-focused banking franchise experienced growth of $133.7 million in total loans in the first quarter of 2023, compared to the year ended December 31, 2022, and an increase of $601.0 million in total loans compared to the first quarter of 2022. We believe we are positioned for continued loan growth, though likely at a slower pace, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans increased $32.0 million as of March 31, 2023, compared to December 31, 2022, primarily due to a few larger credits moved from substandard accrual to substandard nonaccrual in the first quarter of 2023, which include two office buildings and one health care facility. Nonperforming loans as a percent of total loans was 1.6% as of March 31, 2023, compared to 0.9% as of December 31, 2022, and 1.1% as of March 31, 2022. Classified assets increased to $126.5 million as of March 31, 2023, which is $16.0 million, or 14.5% more than December 31, 2022, and $57.5 million, or 83.4%, more than March 31, 2022.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2022 Annual Report in Form 10-K.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest margin on a tax equivalent (“TE”) basis, adjusted net income, adjusted basic and diluted earnings per share, our adjusted efficiency ratio, and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation of our performance to investors.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Overview

Three months ended March 31, 2023 and 2022

Our income before taxes was $32.0 million in the first quarter of 2023 compared to $16.4 million in the first quarter of 2022.  This increase in pretax income was primarily due to a $26.8 million increase in interest and dividend income and a $2.3 million decrease in noninterest expenses. The increase in pretax income was partially offset by a $4.0 million increase in interest expense, a $3.5 million increase in provision for credit losses, and a $6.1 million decrease in noninterest income, mainly due to $1.7 million of security losses in the first quarter of 2023 and a $4.8 million decrease in mortgage banking revenues. Our net income was $23.6 million, or $0.52 per diluted share, for the first quarter of 2023, compared to net income of $12.0 million, or $0.27 per diluted share, for the first quarter of 2022. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, tightened expenses in a recessionary environment, and actively managed daily liquidity.  Furthermore, we continue to possess strong liquidity metrics and an outsized securities portfolio for funding needs.

Net interest and dividend income was $64.1 million in the first quarter of 2023, compared to $41.2 million in the first quarter of 2022.  The $22.9 million increase was primarily driven by significant growth in our loan portfolio as well as the effect of higher market interest rates on our loan and securities portfolios.  Higher interest and dividend income was partially offset by an increase in interest expense in the first quarter of 2023, compared to the first quarter of 2022, primarily due to a rise in deposit interest rates, an increase in other short-term borrowing expense due to additional FHLB advances, and an increase in the rate paid on our senior notes during the first quarter of 2023, as the senior debt issuance is at LIBOR plus 385 basis points, and the floating interest rate of the three month LIBOR increased 462 basis points since the first quarter of 2022.

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

Three months ended March 31, 2023 and 2022

The increased yield of 30 basis points on interest earning assets compared to the linked period was driven by new higher yield originations than those in previous periods as well as repricing within the existing variable rate portfolio. Average balances of interest earning assets totaled $5.51 billion for the quarter ended March 31, 2023, compared to $5.86 billion for the quarter ended March 31, 2022.  The increase in interest income for the current quarter, as compared to the prior year like quarter, was the result of replacing older, lower yielding securities with higher rate securities through a mix of maturities, and strategic purchases and sales, as well as loan growth year over year. Changes in the market interest rate environment impact the portfolio at varying intervals depending on the repricing timeline of loans, as well as the securities maturity and purchase activity.

The year over year increase of 217 basis points on interest earning assets was driven by significant increases to benchmark interest rates as well as strong loan growth throughout the period specifically within the commercial and commercial real estate portfolios.  The increases in benchmark interest rates impacted yields on the securities portfolio through the inverse relationship between interest rates and market value coupled with maturities and strategic sales of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio.  Average securities available-for-sale decreased $304.3 million in the first quarter of 2023, compared to the first quarter of 2022, due to paydowns and strategic sales.  Due to market interest rate increases year over year, securities available-for-sale interest income was $12.4 million in the first quarter of 2023, compared to $6.8 million for the like 2022 quarter.  Average loans, including loans held for sale, increased $528.0 million in the first quarter of 2023, compared to the first quarter of 2022, primarily driven by the growth in commercial, commercial real estate-investor, and multifamily portfolios.  Growth in the loan portfolio, as well as the rising interest rate environment, resulted in $57.2 million of loan interest income in the first quarter of 2023, compared to $36.4 million in the first quarter of 2022.

Average balances of interest bearing deposit accounts have decreased steadily since the first quarter of 2022 through the first quarter of 2023 from $3.40 billion to $3.00 billion, with these decreases reflected in all categories aside from NOW accounts which increased nominally. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing by 17 basis points to 25 basis points from eight basis points as of March 31, 2022. A 19 basis point increase in the cost of money market funds as of March 31, 2023 compared to December 31, 2022, and 34 basis points increase compared to March 31, 2022 were both due to select exception pricing and drove a significant portion of the overall increase.  Time deposits saw the next largest increase of 12 basis points and 39 basis points in the quarter to date and year over year periods ending March 31, 2023, respectively, primarily due to CD rate specials we offered.

Borrowing costs increased in the first quarter of 2023 primarily due to the increase in average short term borrowings stemming from average FHLB advance growth of $156.5 million since year end 2022, and average growth of $201.0 million year over year based on daily liquidity needs. Subordinated and junior subordinated debt interest expense remained flat over each of the periods presented. Senior notes interest expense had the most significant interest expense increase, as this issuance references three month LIBOR, and rising market interest rates resulted in a 111 basis point increase to 9.04%, from 7.93% as of December 31, 2022, and a 462 basis point increase from 4.42% as of March 31, 2022. In the first quarter of 2023, we paid off the remaining balance of $9.0 million on the original $20.0 term note issued in 2020, recorded within notes payable and other borrowings.

Our net interest margin (GAAP) increased 12 basis points to 4.72% for the first quarter of 2023, compared to 4.60% for the fourth quarter of 2022, and increased 187 basis points compared to 2.85% for the first quarter of 2022.  Our net interest margin (TE) increased 11 basis points to 4.74% for the first quarter of 2023, compared to 4.63% for the fourth quarter of 2022 and increased 186 basis points compared to 2.88% for the first quarter of 2022.  The increase in the current quarter, compared to both prior quarters, is primarily due to an increase in market interest rates, and the related rate resets on loans and securities during the past year, as well as continuing loan growth relative to a more modest increase in the cost of interest bearing liabilities.

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

The following tables set forth certain information relating to our average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2023 and 2022 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,310	$585	4.81	$50,377	$461	3.63	$635,302	$269	0.17
Securities:
Taxable	1,330,295	10,735	3.27	1,404,437	10,495	2.96	1,612,635	5,169	1.30
Non-taxable (TE)[1]	173,324	1,693	3.96	171,567	1,697	3.92	195,240	1,667	3.47
Total securities (TE)[1]	1,503,619	12,428	3.35	1,576,004	12,192	3.07	1,807,875	6,836	1.53
FHLBC and FRBC Stock	24,905	280	4.56	19,534	259	5.26	16,066	153	3.86
Loans and loans held-for-sale[1,2]	3,932,492	57,228	5.90	3,878,228	55,195	5.65	3,404,534	36,428	4.34
Total interest earning assets	5,510,326	70,521	5.19	5,524,143	68,107	4.89	5,863,777	43,686	3.02
Cash and due from banks	55,140	-	-	56,531	-	-	42,972	-	-
Allowance for credit losses on loans	(49,398)	-	-	(48,778)	-	-	(44,341)	-	-
Other noninterest bearing assets	382,579	-	-	395,726	-	-	370,987	-	-
Total assets	$5,898,647			$5,927,622			$6,233,395

Liabilities and Stockholders' Equity
NOW accounts	$601,030	$242	0.16	$623,408	$225	0.14	$599,481	$89	0.06
Money market accounts	833,823	828	0.40	901,950	477	0.21	1,098,941	170	0.06
Savings accounts	1,126,040	79	0.03	1,155,409	74	0.03	1,201,075	138	0.05
Time deposits	434,655	664	0.62	450,111	571	0.50	495,452	277	0.23
Interest bearing deposits	2,995,548	1,813	0.25	3,130,878	1,347	0.17	3,394,949	674	0.08
Securities sold under repurchase agreements	31,080	9	0.12	33,275	10	0.12	39,204	11	0.11
Other short-term borrowings	200,833	2,345	4.74	44,293	436	3.91	-	-	-
Junior subordinated debentures	25,773	279	4.39	25,773	287	4.42	25,773	280	4.41
Subordinated debentures	59,308	546	3.73	59,286	546	3.65	59,222	546	3.74
Senior notes	44,599	994	9.04	44,572	891	7.93	44,494	485	4.42
Notes payable and other borrowings	5,400	87	6.53	9,978	137	5.45	19,009	103	2.20
Total interest bearing liabilities	3,362,541	6,073	0.73	3,348,055	3,654	0.43	3,582,651	2,099	0.24
Noninterest bearing deposits	2,002,801	-	-	2,083,503	-	-	2,093,293	-	-
Other liabilities	51,279	-	-	51,753	-	-	60,819	-	-
Stockholders' equity	482,026	-	-	444,311	-	-	496,632	-	-
Total liabilities and stockholders' equity	$5,898,647			$5,927,622			$6,233,395
Net interest income (GAAP)		$64,086			$64,091			$41,232
Net interest margin (GAAP)			4.72			4.60			2.85

Net interest income (TE)[1]		$64,448			$64,453			$41,587
Net interest margin (TE)[1]			4.74			4.63			2.88
Interest bearing liabilities to earning assets	61.02%			60.61%			61.10%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023 and 2022.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 42, and includes fee expense of $730,000 for the first quarter of 2023, and loan fee income of $917,000 for the fourth quarter of 2022, and $1.6 million for the first quarter of 2022, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2023 and 2022 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2023	2022	2022

Interest income (GAAP)	$70,159	$67,745	$43,331
Taxable-equivalent adjustment:
Loans	6	6	5
Securities	356	356	350
Interest and dividend income (TE)	70,521	68,107	43,686
Interest expense (GAAP)	6,073	3,654	2,099
Net interest income (TE)	$64,448	$64,453	$41,587
Net interest income (GAAP)	$64,086	$64,091	$41,232
Average interest earning assets	$5,510,326	$5,524,143	$5,863,777
Net interest margin (GAAP)	4.72%	4.60%	2.85%
Net interest margin (TE)	4.74%	4.63%	2.88%

Noninterest Income

Three months ended March 31, 2023 and 2022

The following table details the major components of noninterest income for the periods presented:

				First Quarter 2023
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Wealth management	$2,270	$2,403	$2,698	(5.5)	(15.9)
Service charges on deposits	2,424	2,499	2,074	(3.0)	16.9
Residential mortgage banking revenue
Secondary mortgage fees	59	62	139	(4.8)	(57.6)
MSRs mark to market (loss) gain	(525)	(431)	2,978	21.8	(117.6)
Mortgage servicing income	516	518	519	(0.4)	(0.6)
Net gain on sales of mortgage loans	306	340	1,495	(10.0)	(79.5)
Total residential mortgage banking revenue	356	489	5,131	(27.2)	(93.1)
Securities losses, net	(1,675)	(910)	-	84.1	N/M
Change in cash surrender value of BOLI	242	376	124	(35.6)	95.2
Card related income	2,244	2,795	2,574	(19.7)	(12.8)
Other income	1,489	1,294	862	15.1	72.7
Total noninterest income	$7,350	$8,946	$13,463	(17.8)	(45.4)

N/M - Not meaningful

Noninterest income decreased $1.6 million, or 17.8%, in the first quarter of 2023, compared to the fourth quarter of 2022, and decreased $6.1 million, or 45.4%, compared to the first quarter of 2022.  The decrease from the fourth quarter of 2022 was primarily driven by a

$765,000 increase in securities losses, net, based on strategic sales and a $551,000 decline in card related income primarily due to decreased activity.  These decreases in noninterest income in the first quarter of 2023, compared to the fourth quarter of 2022, were partially offset by a $195,000 increase in other income driven by credits received from a few vendors related to prior year service discounts.

The decrease in noninterest income of $6.1 million in the first quarter of 2023, compared to the first quarter of 2022, is primarily due to a decrease of $4.8 million in residential mortgage banking revenue due to increases in market interest rates in the year over year period, reducing mortgage banking origination volume and related derivative revenue, as well as an increase in security losses of $1.7 million based on strategic sales in the quarter ended March 31, 2023. These decreases were partially offset by a $350,000 increase in service charges on deposits, and a $627,000 increase in other income driven by a few vendor credits related to prior year billings and volumes of activity.

Noninterest Expense

Three months ended March 31, 2023 and 2022

The following table details the major components of noninterest expense for the periods presented:

				First Quarter 2023
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Salaries	$16,087	$17,487	$15,598	(8.0)	3.1
Officers incentive	1,827	3,876	994	(52.9)	83.8
Benefits and other	4,334	2,900	3,375	49.4	28.4
Total salaries and employee benefits	22,248	24,263	19,967	(8.3)	11.4
Occupancy, furniture and equipment expense	3,475	4,128	3,699	(15.8)	(6.1)
Computer and data processing	1,774	2,978	6,268	(40.4)	(71.7)
FDIC insurance	584	630	410	(7.3)	42.4
Net teller & bill paying	502	485	1,907	3.5	(73.7)
General bank insurance	305	298	315	2.3	(3.2)
Amortization of core deposit intangible asset	624	645	665	(3.3)	(6.2)
Advertising expense	142	130	182	9.2	(22.0)
Card related expense	1,216	1,304	534	(6.7)	127.7
Legal fees	319	225	257	41.8	24.1
Consulting & management fees	790	679	616	16.3	28.2
Other real estate owned expense, net	306	34	(12)	N/M	N/M
Other expense	3,637	3,885	3,444	(6.4)	5.6
Total noninterest expense	$35,922	$39,684	$38,252	(9.5)	(6.1)
Efficiency ratio (GAAP)[1]	47.52%	52.44%	72.70%
Adjusted efficiency ratio (non-GAAP)[2]	47.66%	51.29%	61.92%

N/M - Not meaningful

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 44 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2023 decreased $3.8 million, or 9.5%, compared to the fourth quarter of 2022, and decreased $2.3 million, or 6.1%, compared to the first quarter of 2022.  The decrease in the first quarter of 2023 compared to the fourth quarter of

2022 was attributable to a $2.0 million decrease in salaries and employee benefits, primarily due to reductions in the officer incentive accrual, partially offset by an increase in employee benefits and other stemming from payroll taxes and 401k matching expense related to annual bonus payments made in the first quarter of 2023.  In addition, a $1.2 million decrease in computer and data processing costs was recorded in the first quarter of 2023, compared to the linked quarter, primarily due to the timing of software contracts and incentives. Noninterest expense was further increased by a $269,000 OREO valuation reserve recorded on two properties in the first quarter of 2023; no OREO valuation reserve was recorded in the fourth quarter of 2022.

The year over year decrease in noninterest expense is primarily attributable to a $4.5 million decrease in computer and data processing expenses and a $1.4 million decrease in net teller & bill paying expense, both stemming from acquisition related costs in the first quarter of 2022 from our West Suburban acquisition. Partially offsetting the decrease in noninterest expense in the first quarter of 2023, compared to the first quarter of 2022, was a $2.3 million increase in salaries and employee benefits and a $682,000 increase in card related expenses. Officer incentive compensation increased $833,000 in the first quarter of 2023, compared to the first quarter of 2022, as incentive accruals increased in the current year due to growth in our commercial and sponsored finance lending teams year over year.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2023	2022	2022
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$35,922	$39,684	$38,252	$35,922	$39,684	$38,252
Less amortization of core deposit	624	645	665	624	645	665
Less other real estate expense, net	306	34	(12)	306	34	(12)
Less acquisition related costs, net of gain on branch sales	N/A	N/A	N/A	(306)	617	5,335
Noninterest expense less adjustments	$34,992	$39,005	$37,599	$35,298	$38,388	$32,264

Net interest income	$64,086	$64,091	$41,232	$64,086	$64,091	$41,232
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	6	6	5
Securities	N/A	N/A	N/A	356	356	350
Net interest income including adjustments	64,086	64,091	41,232	64,448	64,453	41,587
Noninterest income	7,350	8,946	13,463	7,350	8,946	13,463
Less securities losses	(1,675)	(910)	-	(1,675)	(910)	-
Less MSRs mark to market (loss) gain	(525)	(431)	2,978	(525)	(431)	2,978
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	64	100	33
Noninterest income (excluding) / including adjustments	9,550	10,287	10,485	9,614	10,387	10,518

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$73,636	$74,378	$51,717	$74,062	$74,840	$52,105
Efficiency ratio / Adjusted efficiency ratio	47.52%	52.44%	72.70%	47.66%	51.29%	61.92%

N/A - not applicable

Income Taxes

We recorded income tax expense of $8.4 million for the first quarter of 2023 on $32.0 million of pretax income, compared to income tax expense of $8.2 million on $31.9 million of pretax income in the fourth quarter of 2022, and income tax expense of $4.4 million on $16.4 million of pretax income in the first quarter of 2022. Our effective tax rate was 26.3% in the first quarter of 2023, 25.9% for the fourth quarter of 2022, and 26.9% for the first quarter of 2022.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2023.  We had no valuation reserve on the deferred tax assets as of March 31, 2023.

Financial Condition

Total assets increased $32.0 million to $5.92 billion at March 31, 2023, from $5.89 billion at December 31, 2022, due primarily to an increase in net loans of $129.8 million and FHLB and FRB stock held of $9.7 million, partially offset by decreases of $12.2 million in cash and cash equivalents, $84.3 million in securities available-for-sale, and $6.9 million in deferred tax assets.  The decrease in cash and cash equivalents was primarily due to the use of cash for loan growth, as well as the decrease in customer deposits.  We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.90 billion at March 31, 2023, a decrease of $213.5 million from December 31, 2022, primarily due to seasonal decreases of municipal deposits, and to a lesser extent declines in interest bearing demand accounts, savings, money market, NOW, and time deposits in the first quarter of 2023.

				March 31, 2023
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Securities available-for-sale, at fair value
U.S. Treasuries	$214,734	$212,129	$220,563	1.2	(2.6)
U.S. government agencies	56,703	56,048	59,036	1.2	(4.0)
U.S. government agencies mortgage-backed	121,938	124,990	153,148	(2.4)	(20.4)
States and political subdivisions	233,506	226,128	236,408	3.3	(1.2)
Corporate bonds	9,762	9,622	9,683	1.5	0.8
Collateralized mortgage obligations	454,106	533,768	696,513	(14.9)	(34.8)
Asset-backed securities	189,753	201,928	274,941	(6.0)	(31.0)
Collateralized loan obligations	174,566	174,746	166,158	(0.1)	5.1
Total securities	$1,455,068	$1,539,359	$1,816,450	(5.5)	(19.9)

Securities available-for-sale decreased $84.3 million as of March 31, 2023, compared to December 31, 2022, and decreased $361.4 million compared to March 31, 2022. The decrease in the portfolio during 2023 was driven by securities sales totaling $66.2 million and paydowns totaling $37.4 million, partially offset by $4.0 million in purchases and a $17.9 million increase in market value. We continue to seek to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				March 31, 2023
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Commercial [1]	$851,737	$840,964	$695,545	1.3	22.5
Leases	285,831	277,385	211,132	3.0	35.4
Commercial real estate – investor	1,056,787	987,635	748,267	7.0	41.2
Commercial real estate – owner occupied	870,115	854,879	873,292	1.8	(0.4)
Construction	174,683	180,535	165,558	(3.2)	5.5
Residential real estate – investor	56,720	57,353	62,846	(1.1)	(9.7)
Residential real estate – owner occupied	217,855	219,718	203,118	(0.8)	7.3
Multifamily	358,991	323,691	298,686	10.9	20.2
HELOC	104,941	109,202	120,241	(3.9)	(12.7)
Other [2]	25,694	18,247	23,685	40.8	8.5
Total loans	$4,003,354	$3,869,609	$3,402,370	3.5	17.7

1 Includes $1.3 million, $1.6 million, and $11.2 million of Paycheck Protection Program (“PPP”) loans at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

2 The “Other” segment includes consumer loans and overdrafts

Total loans were $4.0 billion as of March 31, 2023, an increase of $133.7 million from December 31, 2022.  The increase in total loans in the first three months of 2023, compared to December 31, 2022, was due primarily to growth in loan originations within commercial real estate – investor of $69.2 million, multifamily of $35.3 million, and commercial real estate – owner occupied of $15.2 million from December 31, 2022. Total loans increased $601.0 million from March 31, 2022 to March 31, 2023, primarily due to growth in loan originations within commercial real estate – investor of $308.5 million, commercial of $156.2 million, leases of $74.7 million, and multifamily of $60.3 million. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 70.9% of the portfolio as of March 31, 2023, compared to 70.6% of the portfolio as of December 31, 2022.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, and loans 90 days or greater past due.  Prior to January 1, 2023, nonperforming loans also included performing troubled debt restructured loans accruing interest. Nonperforming loans increased by $31.6 million to $64.5 million at March 31, 2023 from $32.9 million at December 31, 2022, and increased $26.6 million from $38.0 million at March 31, 2022. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.6% as of March 31, 2023, 0.9% as of December 31, 2022, and 1.1% as of March 31, 2022.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2023
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Commercial	$2,811	$7,649	$9,029	(63.3)	(68.9)
Leases	856	1,876	2,641	(54.4)	(67.6)
Commercial real estate – investor	30,397	4,346	6,335	599.4	379.8
Commercial real estate – owner occupied	19,691	8,223	9,871	139.5	99.5
Construction	241	251	1,250	(4.0)	(80.7)
Residential real estate – investor	1,555	1,672	1,393	(7.0)	11.6
Residential real estate – owner occupied	4,038	4,198	4,470	(3.8)	(9.7)
Multifamily	2,495	2,538	1,629	(1.7)	53.2
HELOC	2,441	2,158	1,337	13.1	82.6
Other [1]	2	2	3	-	(33.3)
Total nonperforming loans	$64,527	$32,913	$37,958	96.1	70.0

1 The “Other” segment includes consumer loans and overdrafts.

The components of our nonperforming assets are shown in the following table.

				March 31, 2023
Nonperforming Assets	As of			Percent Change From
(Dollars in Thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Nonaccrual loans	$63,561	$31,602	$35,973	101.1	76.7
Performing troubled debt restructured loans accruing interest [1]	N/A	49	1,242	N/A	N/A
Loans past due 90 days or more and still accruing interest	966	1,262	743	(23.5)	30.0
Total nonperforming loans	64,527	32,913	37,958	96.1	70.0
Other real estate owned	1,255	1,561	2,374	(19.6)	(47.1)
Total nonperforming assets	$65,782	$34,474	$40,332	90.8	63.1

30-89 days past due loans and still accruing interest	$24,770	$7,508	$20,835
Nonaccrual loans to total loans	1.6%	0.8%	1.1%
Nonperforming loans to total loans	1.6%	0.9%	1.1%
Nonperforming assets to total loans plus OREO	1.6%	0.9%	1.2%

Allowance for credit losses	$53,392	$49,480	$44,308
Allowance for credit losses to total loans	1.3%	1.3%	1.3%
Allowance for credit losses to nonaccrual loans	84.0%	156.6%	123.2%

N/A – Not applicable

1 As of January 1, 2023, the Company prospectively adopted ASU 2022-02 Topic 326 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”, which eliminated the need for recognition, measurement and disclosure of TDRs going forward.  See Note 1 for further details of ASU 2022-02 adoption.

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2023	Total[1]	2022	Total[1]	2022	Total[1]
Commercial	$(124)	(16.8)	$(8)	(0.9)	$-	-
Leases	873	118.00	191	20.3	-	-
Commercial real estate – investor	(17)	(2.3)	776	82.6	213	72.7
Commercial real estate – owner occupied	(2)	(0.3)	(2)	(0.2)	113	38.6
Residential real estate – investor	(19)	(2.6)	(7)	(0.7)	(10)	(3.4)
Residential real estate – owner occupied	(10)	(1.4)	-	-	(83)	(28.3)
Multifamily	-	-	(6)	(0.6)	-	-
HELOC	(29)	(3.9)	(38)	(4.0)	(35)	(11.9)
Other [2]	68	9.3	34	3.5	95	32.3
Net charge–offs	$740	100.0	$940	100.0	$293	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $740,000 were recorded for the first quarter of 2023, compared to net charge-offs of $940,000 for the fourth quarter of 2022, and net charge-offs of $293,000 for the first quarter of 2022, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the first quarter of 2023 were primarily due to six lease charge offs of $882,000 in aggregate.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

Classified loans include nonaccrual loans and all other loans considered substandard. Classified assets include both classified loans and OREO.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected.

The following table shows classified assets by segment for the following periods.

				March 31, 2023
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Commercial	$22,662	$26,485	$29,267	(14.4)	(22.6)
Leases	906	1,876	2,641	(51.7)	(65.7)
Commercial real estate – investor	52,615	27,410	8,809	92.0	497.3
Commercial real estate – owner occupied	37,545	40,890	13,259	(8.2)	183.2
Construction	241	1,333	3,185	(81.9)	(92.4)
Residential real estate – investor	1,702	1,714	1,544	(0.7)	10.2
Residential real estate – owner occupied	3,618	3,854	4,862	(6.1)	(25.6)
Multifamily	3,348	2,954	1,369	13.3	144.6
HELOC	2,635	2,411	1,669	9.3	57.9
Other [1]	2	2	3	-	(33.3)
Total classified loans	125,274	108,929	66,608	15.0	88.1
Other real estate owned	1,255	1,561	2,374	(19.6)	(47.1)
Total classified assets	$126,529	$110,490	$68,982	14.5	83.4

1 The “Other” segment includes consumer loans and overdrafts.

Total classified loans and classified assets increased $16.0 million as of March 31, 2023, from the levels at December 31, 2022. The increase is due to the addition of $25.2 million classified loans in commercial real estate – investor, primarily due to three large credits, two of which are office buildings and one is an assisted living facility in the first quarter of 2023. The increase from March 31, 2022 is primarily due to additions to commercial real estate – investor and commercial real estate – owner occupied, increases of $43.8 million driven by six larger credits and $24.3 million primarily from the addition of two large credits, respectively. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 20.04% for the period ended March 31, 2023, compared to 18.36% as of December 31, 2022, and 12.04% as of March 31, 2022.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheets date.

At March 31, 2023, our ACL on loans totaled $53.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $3.8 million. In the first quarter of 2023, we recorded provision expense on loans of $4.7 million, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, and a $1.2 million decrease in our reserve on unfunded commitments, primarily due to a reduction in construction unfunded commitments and the construction historical loss rates, as well as a reduction in the commercial substandard portfolio due to two large upgraded credits.  These two entries resulted in a $3.5 million net impact to the provision for credit losses for the first quarter of 2023.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  The ACL on loans totaled $53.4 million as of March 31, 2023, $49.5 million as of December 31, 2022, and $44.3 million as of March 31, 2022.  Our ACL on loans to total loans was 1.3% as of March 31, 2023, December 31, 2022 and March 31, 2022.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2022 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Allowance at beginning of period	$49,480	$48,847	$44,281
Charge–offs:
Commercial	27	2	30
Leases	882	193	-
Commercial real estate – investor	-	797	236
Commercial real estate – owner occupied	-	-	121
Construction	-	-	-
Residential real estate – investor	-	-	-
Residential real estate – owner occupied	-	-	-
Multifamily	-	2	-
HELOC	-	-	-
Other [1]	113	82	127
Total charge–offs	1,022	1,076	514
Recoveries:
Commercial	151	10	30
Leases	9	2	-
Commercial real estate – investor	17	21	23
Commercial real estate – owner occupied	2	2	8
Construction	-	-	-
Residential real estate – investor	19	7	10
Residential real estate – owner occupied	10	-	83
Multifamily	-	8	-
HELOC	29	38	35
Other [1]	45	48	32
Total recoveries	282	136	221
Net charge-offs	740	940	293
Provision for credit losses on loans	4,652	1,573	320
Allowance at end of period	$53,392	$49,480	$44,308

Average total loans (exclusive of loans held–for–sale)	$3,931,679	$3,877,004	$3,397,827
Net charge–offs to average loans	0.08%	0.10%	0.04%
Allowance at period end to average loans	1.36%	1.28%	1.30%

1 The “Other” segment includes consumer loans and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 82.7% March 31, 2023, which was a decrease from the coverage ratio of 150.3% as of December 31, 2022 and a decrease from 116.7% as of March 31, 2022.  When measured as a percentage of average loans, our total ACL on loans was 1.36% for the three months ended 2023 and 1.30% for the like period of March 31, 2022.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2023, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Continued volatility in the economic environment stemming from the impacts of and response to inflation, potential recession, and the war in Ukraine, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2023, OREO totaled $1.3 million, reflecting a $306,000 decrease from the $1.6 million at December 31, 2022, and a $1.1 million decrease from the $2.4 million at March 31, 2022.  In the first quarter of 2023, we disposed of one property totaling $328,000 in net book value, which resulted in a loss on sale of OREO of $28,000. We transferred in two properties which increased total OREO net book value by $291,000. In the first quarter of 2023, we recorded two write-downs totaling $273,000 as well as a write-up for $4,000, totaling a $269,000 increase in valuation reserve, compared to no valuation reserve adjustments recorded in the fourth quarter of 2022 and the first quarter of 2022.

				March 31, 2023
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Balance at beginning of period	$1,561	$1,561	$2,356	-	(33.7)
Property additions, net of acquisition adjustments	291	-	87	N/M	234.5
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	328	-	69	N/M	375.4
Period valuation write-down	269	-	-	N/M	N/M
Balance at end of period	$1,255	$1,561	$2,374	(19.6)	(47.1)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $431,000, or approximately 34.3% of total OREO at March 31, 2023, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(Dollars in thousands)	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$291	23%	$-	-%	$576	24%
Lots (single family and commercial)	767	61%	1,261	81%	1,411	59%
Vacant land	197	16%	300	19%	387	17%
Total other real estate owned	$1,255	100%	$1,561	100%	$2,374	100%

Deposits and Borrowings

88
				March 31, 2023
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Noninterest bearing demand	$1,950,144	$2,051,702	$2,132,606	(4.9)	(8.6)
Savings	1,108,610	1,145,592	1,228,783	(3.2)	(9.8)
NOW accounts	608,260	609,338	607,019	(0.2)	0.2
Money market accounts	799,300	862,170	1,098,581	(7.3)	(27.2)
Certificates of deposit of less than $100,000	238,257	244,017	286,116	(2.4)	(16.7)
Certificates of deposit of $100,000 through $250,000	147,887	157,438	135,682	(6.1)	9.0
Certificates of deposit of more than $250,000	44,762	40,466	55,758	10.6	(19.7)
Total deposits	$4,897,220	$5,110,723	$5,544,545	(4.2)	(11.7)

Total deposits were $4.90 billion at March 31, 2023, which reflects a $213.5 million decrease from total deposits of $5.11 billion at December 31, 2022, and a decrease of $647.3 million from total deposits of $5.54 billion at March 31, 2022.  The decrease in deposits at March 31, 2023, compared to December 31, 2022, was primarily due to decreases in non-interest bearing deposits of $101.6 million, savings accounts of $37.0 million and money market accounts of $62.9 million. The decrease in deposits at March 31, 2023, compared to March 31, 2022 was primarily due to decreases in non-interest bearing deposits of $182.5 million, savings accounts of $120.2 million, and money market accounts of $299.3 million.  The bulk of the linked quarter decline in deposit balances occurred in January 2023 and is consistent with seasonal historical trends. Deposit trends in February and March were essentially unchanged and net account growth improved significantly in the first quarter relative to trends throughout 2022 following the close of the West Suburban acquisition. Total average deposits decreased $489.9 million, or 8.9%, in the year over year period, driven by declines in our average demand deposits of $90.5 million, and savings, NOW and money markets combined of $338.6 million. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive account attrition with significant flows and transfers into investing activities following significant expansion in those same accounts in the immediate aftermath of the pandemic.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $27.9 million at March 31, 2023, a $4.3 million, or 13.2%, decrease from $32.2 million at December 31, 2022. Our excess liquidity on hand during much of 2022 allowed us to fund our short-term liquidity needs with cash on hand. During the third quarter of 2022, we began utilizing short-term borrowings from the FHLBC again. The outstanding balance of our short-term FHLBC borrowings was $315.0 million as of March 31, 2023 and $90.0 million as of December 31, 2022; there were no short-term borrowings outstanding as of March 31, 2022.

We are also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.39% as of March 31, 2023, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017 rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of March 31, 2023, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed a $45.0 million senior note issuance. The notes have a ten-year term, and include interest payable semiannually at 5.75% for five years. Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points. As of March 31, 2023, we had $44.6 million of senior debt outstanding, net of deferred issuance costs. At March 31, 2023, we were in compliance with all of the financial covenants outlined within the senior debt agreement.

On February 24, 2023, we paid off the $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of March 31, 2023, compared to $9.0 million as of December 31, 2022, and $18.0 million as of March 31, 2022. The balance in notes payable was related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of March 31, 2023, total stockholders’ equity was $496.9 million, which was an increase of $35.7 million from $461.1 million as of December 31, 2022.  This increase is primarily attributable to an increase in retained earnings of $21.4 million due to net income of $23.6 million in the first quarter of 2023, partially offset by $2.2 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of March 31, 2023 increased over December 31, 2022, due to a reduction in unrealized net losses on available-for-sale securities, which increased accumulated other comprehensive income by $14.0 million in the first three months of 2023, due to changes in market interest rates. Total stockholders’ equity as of March 31, 2023 increased $30.6 million compared to March 31, 2022 net income year over year, less the reduction in accumulated other comprehensive income of $41.6 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2023	2022	2022
The Company
Common equity tier 1 capital ratio	7.00%	N/A	9.91%	9.67%	9.73%
Total risk-based capital ratio	10.50%	N/A	12.79%	12.52%	12.85%
Tier 1 risk-based capital ratio	8.50%	N/A	10.43%	10.20%	10.33%
Tier 1 leverage ratio	4.00%	N/A	8.56%	8.14%	7.00%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	11.98%	11.70%	12.74%
Total risk-based capital ratio	10.50%	10.00%	13.10%	12.75%	13.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.98%	11.70%	12.74%
Tier 1 leverage ratio	4.00%	5.00%	9.83%	9.32%	8.61%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2023, the capital measures of the Company exclude $1.9 million, which is the modified CECL transition adjustment.

As of March 31, 2023, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the now fully phased-in capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 7.83% at December 31, 2022, to 8.39% at March 31, 2023. Our GAAP tangible common equity to tangible assets ratio was 6.83% at March 31, 2023, compared to 6.24% as of December 31, 2022.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 6.28% at December 31, 2022, to 6.87% at March 31, 2023, primarily due to an increase in tangible common equity in the first quarter of 2023.  The increase in tangible common equity was due to an increase in retained earnings of $21.4 million and an increase in accumulated other comprehensive income of $14.0 million primarily related to a decline in unrealized losses on available-for-sale securities stemming from the changes in market interest rates.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2023		December 31, 2022
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$496,870	$496,870	$461,141	$461,141
Less: Goodwill and intangible assets	99,532	99,532	100,156	100,156
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,611	N/A	2,736
Adjusted goodwill and intangible assets	99,532	96,921	100,156	97,420
Tangible common equity	$397,338	$399,949	$360,985	$363,721
Tangible assets
Total assets	$5,920,283	$5,920,283	$5,888,317	$5,888,317
Less: Adjusted goodwill and intangible assets	99,532	96,921	100,156	97,420
Tangible assets	$5,820,751	$5,823,362	$5,788,161	$5,790,897

Common equity to total assets	8.39%	8.39%	7.83%	7.83%
Tangible common equity to tangible assets	6.83%	6.87%	6.24%	6.28%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the first quarter of 2023, we experienced strong loan growth, while deposits have trended down as clients moved balances to pursue higher yields as well as due to seasonal declines.  We managed the change in our funding through borrowing from the Federal Home Loan Bank of Chicago (“FHLBC”) and sale of securities, which resulted in minimal losses and mitigated our interest rate risk profile.  The bank failures in the first five months of 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of March 31, 2023, our cash on hand liquidity totaled $103.0 million, a decrease of $12.2 million over cash balances held as of December 31, 2022.

Net cash inflows from operating activities were $35.0 million during the first three months of 2023, compared with net cash inflows of $494,000 in the same period of 2022.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first three months of 2023 though to a lesser extent than the like period of 2022.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the three months ended March 31, 2023 and for the like period of 2022. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $42.9 million in the three months ended March 31, 2023, compared to net cash outflows of $176.5 million in the same period in 2022.  In the first three months of 2023, securities transactions accounted for net inflows of $90.0 million, and the principal change on loans accounted for net outflows of $132.4 million.  In the first three months of 2022, securities transactions accounted for net outflows of $199.3 million, and principal on loans funded, net of paydowns, accounted for net inflows of $21.9 million.  Proceeds from sales of OREO accounted for $300,000 and $118,000 in investing cash inflows for the three months ended March 31, 2023 and 2022, respectively.

Net cash outflows from financing activities in the three months ended March 31, 2023, were $4.2 million, compared with net cash inflows of $58.6 million in the three months ended March 31, 2022.  Net deposit outflows in the first three months of 2023 were $213.1 million compared to net deposit inflows of $78.7 million in the first three months of 2022.  Other short-term borrowings had $225.0 million of net cash inflows in the first three months of 2023, compared to no cash inflows or outflows in the first three months of 2022.  Changes in securities sold under repurchase agreements accounted for outflows of $4.3 million and outflows of $16.8 million for the three months ended March 31, 2023 and 2022, respectively.  Dividends paid on our common stock totaled $2.2 million in the three months ended March 31, 2023, and March 31, 2022.  The purchase of treasury stock in the first three months of 2023 due to shares acquired with restricted stock award vestings resulted in outflows of $605,000, compared to no cash inflows or outflows in the first three months of 2022.

Cash and cash equivalents for the three months ended March 31, 2023, totaled $103.0 million, as compared to $115.2 million as of December 31, 2022 and $634.7 million as of March 31, 2022.  The decrease in cash and cash equivalents for the three months ended March 31, 2023 was mainly attributable to loan growth and the payoff of the remaining balance of the term note, as well as seasonal deposit outflows, partially offset by security sales during the first quarter of 2023. The year over year decrease is again driven by loan growth, as well as increased customer use of deposits. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve has slowed its pace of rate hikes to 0.25% at the March meeting – resulting in a federal funds rate target from 4.75% to 5.00%.  We believe the current market expectation is one 25 basis points rate hike at the May meeting and the federal funds target rate to level off at 5.25%. The market has priced in rate cuts near the end of 2023. The Federal Reserve’s objective of shrinking its balance sheet has been slower than planned due to slower prepayments on mortgage-backed securities from the lack of refinancing activity. The Federal Reserve also provided additional liquidity facilities to financial institutions in March 2023, as a result its balance sheet remains at $8.6 trillion.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2023 and December 31, 2022 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2022.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of March 31, 2023, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  However, we continue to have a lower sensitivity profile relative to December 31, 2022 from interest rate swaps and increase in variable rate funding.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2023
Dollar change	$(42,566)	$(21,044)	$(10,322)	$10,476	$21,117	$41,629
Percent change	(16.3)%	(8.1)%	(4.0)%	4.0%	8.1%	15.9%

December 31, 2022
Dollar change	$(46,800)	$(22,963)	$(11,327)	$11,278	$22,593	$44,482
Percent change	(18.2)%	(8.9)%	(4.4)%	4.4%	8.8%	17.3%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual US inflation rate continues to slow to 5.0% from its peak of 9.1% in June 2022.  Management believes the inflation rate will continue to trend down in response to monetary policy.  In general, we expect higher inflation to increase borrowers’ needs for credit which drives GDP growth.  As interest rates are expected to continue to move up modestly, we expect our net interest margin to correlate in this direction.  The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. We seek to mitigate the impact of interest rate volatility on the Bank by seeking to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. Overall, we expect the effects of higher inflation to be beneficial to us in the near term.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to the recent bank failures and the resulting market reaction, in March 2023 the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which will increase our FDIC insurance assessment and will increase our costs of doing business. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Rapidly rising interest rates will impact the value of our investment securities and the cost of our funding sources, including deposits.

Our profitability is highly dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We may elect to use the Bank Term Funding Program on an as needed basis. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.

Inflationary pressures present a potential threat to our results of operation and financial condition.

The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items.  Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time.  Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation.

Inflationary pressures have caused the Federal Reserve to recently increase interest rates. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

•	an increase in our deposit and funding costs;
•	a decrease in the demand for loans, mortgage banking products and services and other products and services we offer;
•	a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
•	a decrease in the value of the collateral securing our residential or commercial real estate loans;
•	a permanent impairment of our assets; or
•	an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for loan losses.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
Chairman and Chief Executive Officer
(principal executive officer)

	BY:	/s/ Bradley S. Adams
Bradley S. Adams
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

DATE: May 9, 2023