Form 10-Q
period 2023-06-30
OLD SECOND BANCORP INC
filed 2023-08-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐        No ☒

As of August 4, 2023, the Registrant has 44,675,057 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “should,” “anticipate,” “expect,” “estimate,” “intend,” “believe,” “may,” “likely,” “will,” “forecast,” “project,” “looking forward,” “optimistic,” “hopeful,” “potential,” “progress,” “prospect,” “remain,” “continue,” “trend,” “momentum” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions, including inflation, that may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	our ability to raise cost-effective funding to support business plans when needed;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	the transition away from LIBOR to an alternative reference rate;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	continued increases in FDIC assessment which will continue to increase our cost of doing business;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to the Company’s operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, essential utility outages, deterioration in the global economy, instability in the credit markets, labor shortages, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$59,466	$56,632
Interest earning deposits with financial institutions	53,144	58,545
Cash and cash equivalents	112,610	115,177
Securities available-for-sale, at fair value	1,335,622	1,539,359
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	36,730	20,530
Loans held-for-sale	1,218	491
Loans	4,015,525	3,869,609
Less: allowance for credit losses on loans	55,314	49,480
Net loans	3,960,211	3,820,129
Premises and equipment, net	72,797	72,355
Other real estate owned	761	1,561
Mortgage servicing rights, at fair value	11,041	11,189
Goodwill	86,478	86,478
Core deposit intangible	12,436	13,678
Bank-owned life insurance (“BOLI”)	107,268	106,608
Deferred tax assets, net	39,827	44,750
Other assets	106,943	56,012
Total assets	$5,883,942	$5,888,317

Liabilities
Deposits:
Noninterest bearing demand	$1,897,694	$2,051,702
Interest bearing:
Savings, NOW, and money market	2,368,033	2,617,100
Time	451,855	441,921
Total deposits	4,717,582	5,110,723
Securities sold under repurchase agreements	31,532	32,156
Other short-term borrowings	485,000	90,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,339	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Other liabilities	50,761	55,642
Total liabilities	5,369,987	5,427,176

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	200,963	202,276
Retained earnings	355,219	310,512
Accumulated other comprehensive loss	(86,186)	(93,124)
Treasury stock	(746)	(3,228)
Total stockholders’ equity	513,955	461,141
Total liabilities and stockholders’ equity	$5,883,942	$5,888,317

	June 30, 2023	December 31, 2022
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,665,127	44,582,311
Treasury shares	40,023	122,839

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$61,561	$38,229	$118,771	$74,595
Loans held-for-sale	19	32	31	89
Securities:
Taxable	9,930	6,786	20,665	11,954
Tax exempt	1,337	1,297	2,674	2,615
Dividends from FHLBC and FRBC stock	396	263	676	416
Interest bearing deposits with financial institutions	643	782	1,228	1,051
Total interest and dividend income	73,886	47,389	144,045	90,720
Interest expense
Savings, NOW, and money market deposits	1,742	347	2,891	744
Time deposits	1,156	265	1,820	542
Securities sold under repurchase agreements	7	9	16	20
Other short-term borrowings	5,160	-	7,505	-
Junior subordinated debentures	281	284	560	564
Subordinated debentures	546	547	1,092	1,093
Senior notes	1,414	578	2,408	1,063
Notes payable and other borrowings	-	95	87	198
Total interest expense	10,306	2,125	16,379	4,224
Net interest and dividend income	63,580	45,264	127,666	86,496
Provision for credit losses	2,000	550	5,501	550
Net interest and dividend income after provision for credit losses	61,580	44,714	122,165	85,946
Noninterest income
Wealth management	2,458	2,506	4,728	5,204
Service charges on deposits	2,362	2,328	4,786	4,402
Secondary mortgage fees	76	50	135	189
Mortgage servicing rights mark to market gain (loss)	96	82	(429)	3,060
Mortgage servicing income	499	579	1,015	1,098
Net gain (loss) on sales of mortgage loans	398	(262)	704	1,233
Securities losses, net	(1,547)	(33)	(3,222)	(33)
Change in cash surrender value of BOLI	418	72	660	196
Card related income	2,690	2,965	4,934	5,532
Other income	773	924	2,262	1,793
Total noninterest income	8,223	9,211	15,573	22,674
Noninterest expense
Salaries and employee benefits	21,798	21,332	44,046	41,299
Occupancy, furniture and equipment	3,639	3,046	7,114	6,745
Computer and data processing	1,290	4,006	3,064	10,274
FDIC insurance	794	702	1,378	1,112
Net teller & bill paying	515	834	1,017	2,741
General bank insurance	306	351	611	666
Amortization of core deposit intangible	618	659	1,242	1,324
Advertising expense	103	194	245	376
Card related expense	1,222	1,057	2,438	1,591
Legal fees	283	179	602	436
Consulting & management fees	520	523	1,310	1,139
Other real estate expense, net	(98)	87	208	75
Other expense	3,840	4,279	7,477	7,723
Total noninterest expense	34,830	37,249	70,752	75,501
Income before income taxes	34,973	16,676	66,986	33,119
Provision for income taxes	9,411	4,429	17,817	8,852
Net income	$25,562	$12,247	$49,169	$24,267

Basic earnings per share	$0.57	$0.28	$1.10	$0.55
Diluted earnings per share	0.56	0.27	1.08	0.54
Dividends declared per share	0.05	0.05	0.10	0.10

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$25,562	$12,247	$49,169	$24,267

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(8,360)	(40,485)	7,850	(105,314)
Related tax benefit (expense)	2,342	11,335	(2,194)	29,488
Holding (losses) gains, after tax, on available-for-sale securities	(6,018)	(29,150)	5,656	(75,826)

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	(1,547)	(33)	(3,222)	(33)
Related tax benefit	434	9	905	9
Net realized losses after tax	(1,113)	(24)	(2,317)	(24)
Other comprehensive (loss) income on available-for-sale securities	(4,905)	(29,126)	7,973	(75,802)

Changes in fair value of derivatives used for cash flow hedges	(3,017)	1,898	(1,415)	2,487
Related tax benefit (expense)	836	(532)	380	(697)
Other comprehensive (loss) income on cash flow hedges	(2,181)	1,366	(1,035)	1,790

Total other comprehensive (loss) income	(7,086)	(27,760)	6,938	(74,012)
Total comprehensive income (loss)	$18,476	$(15,513)	$56,107	$(49,745)

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, April 1, 2022	$(35,537)	$(1,947)	$(37,484)
Other comprehensive (loss) income, net of tax	(29,126)	1,366	(27,760)
Balance, June 30, 2022	$(64,663)	$(581)	$(65,244)

Balance, April 1, 2023	$(76,014)	$(3,086)	$(79,100)
Other comprehensive loss, net of tax	(4,905)	(2,181)	(7,086)
Balance, June 30, 2023	$(80,919)	$(5,267)	$(86,186)

For the Six Months Ended
Balance, January 1, 2022	$11,139	$(2,371)	$8,768
Other comprehensive (loss) income, net of tax	(75,802)	1,790	(74,012)
Balance, June 30, 2022	$(64,663)	$(581)	$(65,244)

Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income (loss), net of tax	7,973	(1,035)	6,938
Balance, June 30, 2023	$(80,919)	$(5,267)	$(86,186)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$49,169	$24,267
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,626	3,300
Securities losses, net	3,222	33
Provision for credit losses	5,501	550
Originations of loans held-for-sale	(24,570)	(49,648)
Proceeds from sales of loans held-for-sale	24,271	53,204
Net gains on sales of mortgage loans	(704)	(1,233)
Mortgage servicing rights mark to market loss (gain)	429	(3,060)
Net accretion of discount on loans and unfunded commitments	(2,093)	(3,841)
Net change in cash surrender value of BOLI	(660)	(196)
Net gains on sale of other real estate owned	(158)	(130)
Provision for other real estate owned valuation losses	269	104
Depreciation of fixed assets and amortization of leasehold improvements	2,135	2,101
Net gains on disposal and transfer of fixed assets	(635)	(1,961)
Amortization of core deposit intangibles	1,242	1,324
Change in current income taxes receivable	(456)	(729)
Deferred tax expense	2,204	2,400
Change in accrued interest receivable and other assets	(50,594)	7,000
Accretion of purchase accounting adjustment on time deposits	(701)	(821)
Change in accrued interest payable and other liabilities	(5,709)	(7,033)
Stock based compensation	1,774	1,469
Net cash provided by operating activities	5,562	27,100
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	73,981	148,429
Proceeds from sales of securities available-for-sale	140,166	3,303
Purchases of securities available-for-sale	(4,186)	(301,129)
Net purchases of FHLBC/FRBC stock	(16,200)	(7,156)
Net change in loans	(143,966)	(199,955)
Proceeds from sales of other real estate owned, net of participations and improvements	1,165	845
Proceeds from disposition of premises and equipment	1,105	7,490
Net purchases of premises and equipment	(3,047)	(1,526)
Net cash provided by (used in) investing activities	49,018	(349,699)
Cash flows from financing activities
Net change in deposits	(392,440)	(122,556)
Net change in securities sold under repurchase agreements	(624)	(12,738)
Net change in other short-term borrowings	395,000	-
Repayment of term note	(9,000)	(2,000)
Net change in notes payable and other borrowings, excluding term note	-	(6,056)
Repayment of senior notes	(45,000)	-
Dividends paid on common stock	(4,478)	(4,423)
Purchase of treasury stock	(605)	(400)
Net cash used in financing activities	(57,147)	(148,173)
Net change in cash and cash equivalents	(2,567)	(470,772)
Cash and cash equivalents at beginning of period	115,177	752,107
Cash and cash equivalents at end of period	$112,610	$281,335

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, April 1, 2022	$44,705	$203,190	$261,807	$(37,484)	$(5,900)	$466,318
Net income			12,247			12,247
Other comprehensive loss, net of tax				(27,760)		(27,760)
Dividends declared on common stock, ($0.05 per share)			(2,223)			(2,223)
Vesting of restricted stock		(2,630)			2,630	-
Stock based compensation		722				722
Purchase of treasury stock from taxes withheld on stock awards					(400)	(400)
Balance, June 30, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904

Balance, April 1, 2023	$44,705	$200,121	$331,890	$(79,100)	$(746)	$496,870
Net income			25,562			25,562
Other comprehensive loss, net of tax				(7,086)		(7,086)
Dividends declared on common stock, ($0.05 per share)			(2,233)			(2,233)
Stock based compensation		842				842
Balance, June 30, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955

For the Six Months Ended

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			24,267			24,267
Other comprehensive loss, net of tax				(74,012)		(74,012)
Dividends declared on common stock, ($0.10 per share)			(4,447)			(4,447)
Vesting of restricted stock		(2,630)			2,630	-
Stock based compensation		1,469				1,469
Purchase of treasury stock from taxes withheld on stock awards					(400)	(400)
Balance, June 30, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			49,169			49,169
Other comprehensive income, net of tax				6,938		6,938
Dividends declared on common stock, ($0.10 per share)			(4,462)			(4,462)
Vesting of restricted stock		(3,087)			3,087	-
Stock based compensation		1,774				1,774
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, June 30, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2022.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

The Company formed a LIBOR transition team in 2019 and developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, met with its commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by Old Second National Bank (the “Bank”) for new loans to ensure appropriate fallback language is included.  We discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems were updated to handle multiple SOFR-based indexes and we have planned accordingly for the transition of existing LIBOR exposures as the final LIBOR cessation date was June 30, 2023.

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

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the second quarter of 2023, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On July 18, 2023, our Board of Directors declared a cash dividend of $0.05 per share payable on August 7, 2023, to stockholders of record as of July 28, 2023; dividends of $2.2 million are scheduled to be paid to stockholders on August 7, 2023.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $21.8 million at June 30, 2023, and $5.6 million at December 31, 2022.  FRBC stock was recorded at $14.9 million at June 30, 2023 and December 31, 2022.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2023, and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,337	$-	$(9,724)	$214,613
U.S. government agencies	60,593	-	(4,612)	55,981
U.S. government agencies mortgage-backed	129,973	-	(14,833)	115,140
States and political subdivisions	241,764	557	(12,787)	229,534
Corporate bonds	5,000	-	(118)	4,882
Collateralized mortgage obligations	468,029	-	(60,534)	407,495
Asset-backed securities	140,791	-	(6,472)	134,319
Collateralized loan obligations	177,523	-	(3,865)	173,658
Total securities available-for-sale	$1,448,010	$557	$(112,945)	$1,335,622

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,054	$-	$(11,925)	$212,129
U.S. government agencies	61,178	-	(5,130)	56,048
U.S. government agencies mortgage-backed	140,588	-	(15,598)	124,990
States and political subdivisions	239,999	363	(14,234)	226,128
Corporate bonds	10,000	-	(378)	9,622
Collateralized mortgage obligations	596,336	1	(62,569)	533,768
Asset-backed securities	210,388	6	(8,466)	201,928
Collateralized loan obligations	180,276	-	(5,530)	174,746
Total securities available-for-sale	$1,662,819	$370	$(123,830)	$1,539,359

1 Excludes accrued interest receivable of $6.9 million and $6.8 million at June 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2023, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$153,576	0.93%	$149,066
Due after one year through five years	151,098	1.19	140,669
Due after five years through ten years	52,232	3.03	48,401
Due after ten years	174,788	3.07	166,874
	531,694	1.91	505,010
Mortgage-backed and collateralized mortgage obligations	598,002	2.29	522,635
Asset-backed securities	140,791	5.15	134,319
Collateralized loan obligations	177,523	6.92	173,658
Total securities available-for-sale	$1,448,010	3.00%	$1,335,622

At June 30, 2023, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	5	$9,724	$214,613	5	$9,724	$214,613
U.S. government agencies	-	-	-	9	4,612	55,981	9	4,612	55,981
U.S. government agencies mortgage-backed	3	177	2,188	127	14,656	112,952	130	14,833	115,140
States and political subdivisions	31	1,178	92,606	26	11,609	83,930	57	12,787	176,536
Corporate bonds	-	-	-	1	118	4,882	1	118	4,882
Collateralized mortgage obligations	3	381	7,817	149	60,153	399,678	152	60,534	407,495
Asset-backed securities	4	536	29,088	27	5,936	105,231	31	6,472	134,319
Collateralized loan obligations	1	8	2,970	33	3,857	170,688	34	3,865	173,658
Total securities available-for-sale	42	$2,280	$134,669	377	$110,665	$1,147,955	419	$112,945	$1,282,624

	Less than 12 months			12 months or more
December 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$1,025	$24,121	4	$10,900	$188,008	5	$11,925	$212,129
U.S. government agencies	-	-	-	9	5,130	56,048	9	5,130	56,048
U.S. government agencies mortgage-backed	15	975	11,369	117	14,623	113,621	132	15,598	124,990
States and political subdivisions	45	5,800	128,770	15	8,434	48,877	60	14,234	177,647
Corporate bonds	-	-	-	2	378	9,622	2	378	9,622
Collateralized mortgage obligations	80	12,895	180,624	120	49,674	348,880	200	62,569	529,504
Asset-backed securities	30	3,030	121,915	21	5,436	79,659	51	8,466	201,574
Collateralized loan obligations	23	3,579	112,772	11	1,951	61,974	34	5,530	174,746
Total securities available-for-sale	194	$27,304	$579,571	299	$96,526	$906,689	493	$123,830	$1,486,260

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years.  No credit losses were determined to be present as of June 30, 2023, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the second quarter of 2023.

The following table presents net realized losses on securities available-for-sale for three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2023	2022	2023	2022
Proceeds from sales of securities	$73,996	$3,303	$140,166	$3,303
Gross realized losses on securities	(1,547)	(33)	(3,222)	(33)
Net realized losses	$(1,547)	$(33)	$(3,222)	$(33)
Income tax benefit on net realized losses	$434	$9	$905	$9
Effective tax rate applied	28.1%	27.3%	28.1%	27.3%

As of June 30, 2023, securities valued at $938.5 million were pledged for borrowings, and for other purposes, an increase from $547.8 million of securities pledged at year-end 2022.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2023	December 31, 2022
Commercial [1]	$820,027	$840,964
Leases	314,919	277,385
Commercial real estate – investor	1,080,073	987,635
Commercial real estate – owner occupied	824,277	854,879
Construction	189,058	180,535
Residential real estate – investor	55,935	57,353
Residential real estate – owner occupied	218,205	219,718
Multifamily	383,184	323,691
HELOC	102,058	109,202
Other [2]	27,789	18,247
Total loans	4,015,525	3,869,609
Allowance for credit losses on loans	(55,314)	(49,480)
Net loans [3]	$3,960,211	$3,820,129

1 Includes $1.2 million and $1.6 million of Paycheck Protection Program (“PPP”) loans at June 30, 2023 and December 31, 2022, respectively.

2 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

3 Excludes accrued interest receivable of $17.8 million and $15.9 million at June 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 71.0% and 70.6% of the portfolio at June 30, 2023, and December 31, 2022, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and six months ended June 30, 2023 and 2022:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2023
Commercial	$11,511	$319	$380	$82	$11,532
Leases	2,766	(83)	-	7	2,690
Commercial real estate – investor	15,260	4,822	71	20	20,031
Commercial real estate – owner occupied	15,576	(2,816)	201	3	12,562
Construction	1,045	134	-	-	1,179
Residential real estate – investor	746	(8)	-	5	743
Residential real estate – owner occupied	1,722	110	-	36	1,868
Multifamily	2,665	72	-	-	2,737
HELOC	1,788	(118)	-	24	1,694
Other	313	(5)	81	51	278
Total	$53,392	$2,427	$733	$228	$55,314

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Six months ended June 30, 2023
Commercial	$11,968	$(262)	$407	$233	$11,532
Leases	2,865	691	882	16	2,690
Commercial real estate – investor	10,674	9,391	71	37	20,031
Commercial real estate – owner occupied	15,001	(2,243)	201	5	12,562
Construction	1,546	(367)	-	-	1,179
Residential real estate – investor	768	(49)	-	24	743
Residential real estate – owner occupied	2,046	(224)	-	46	1,868
Multifamily	2,453	284	-	-	2,737
HELOC	1,806	(165)	-	53	1,694
Other	353	23	194	96	278
Total	$49,480	$7,079	$1,755	$510	$55,314

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2022
Commercial	$12,576	$1,582	$52	$8	$14,114
Leases	2,573	(837)	-	-	1,736
Commercial real estate – investor	10,690	(1,029)	243	18	9,436
Commercial real estate – owner occupied	8,139	3,332	-	7	11,478
Construction	2,858	(1,323)	-	-	1,535
Residential real estate – investor	703	(47)	-	5	661
Residential real estate – owner occupied	1,950	(103)	-	22	1,869
Multifamily	2,977	(543)	-	-	2,434
HELOC	1,675	(164)	-	31	1,542
Other	167	462	91	45	583
Total	$44,308	$1,330	$386	$136	$45,388

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
Allowance for credit losses	Beginning	(Release of)			Ending
Six months ended June 30, 2022	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$11,751	$2,407	$82	$38	$14,114
Leases	3,480	(1,744)	-	-	1,736
Commercial real estate – investor	10,795	(920)	480	41	9,436
Commercial real estate – owner occupied	4,913	6,671	121	15	11,478
Construction	3,373	(1,838)	-	-	1,535
Residential real estate – investor	760	(114)	-	15	661
Residential real estate – owner occupied	2,832	(1,068)	-	105	1,869
Multifamily	3,675	(1,241)	-	-	2,434
HELOC	2,510	(1,035)	-	67	1,542
Other	192	532	217	76	583
Total	$44,281	$1,650	$900	$357	$45,388

At June 30, 2023, our allowance for credit losses (“ACL”) on loans totaled $55.3 million, and our ACL on unfunded commitments, included in other liabilities, totaled $3.1 million including related purchase accounting adjustments.  During the first six months of 2023, we recorded net provision expense of $5.5 million based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, loan growth in the reserve of approximately $247.3 million, risk rating migration including an increased reserve on loans individually analyzed, and our assessment of estimated future credit losses. The ACL on loans excludes $2.7 million, $4.3 million and $3.4 million of allowance for unfunded commitments as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of June 30, 2023, December 31, 2022, and June 30, 2022 excludes the purchase accounting adjustment of $372,000, $819,000 and $1.3 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

The following tables presents the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2023 and December 31, 2022:

		Accounts				ACL
June 30, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$859	$91	$-	$-	$950	$20
Leases	-	-	637	-	637	637
Commercial real estate – investor	31,464	-	-	-	31,464	9,159
Commercial real estate – owner occupied	17,691	-	-	-	17,691	4,586
Construction	116	-	-	-	116	-
Residential real estate – investor	38	-	-	-	38	-
Residential real estate – owner occupied	1,486	-	-	-	1,486	-
Multifamily	591	-	-	-	591	-
HELOC	39	-	-	-	39	33
Total	$52,284	$91	$637	$-	$53,012	$14,435

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$883	$5,915	$-	$364	$7,162	$569
Leases	-	-	1,248	-	1,248	1,248
Commercial real estate – investor	16,576	-	-	-	16,576	2,875
Commercial real estate – owner occupied	19,188	-	-	2,310	21,498	5,808
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,817	-	-	-	1,817	244
Multifamily	1,322	-	-	-	1,322	-
HELOC	180	-	-	-	180	-
Total	$40,641	$5,915	$1,248	$2,674	$50,478	$10,744

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$-	$879	$91	$970	$819,057	$820,027	$-
Leases	453	37	-	490	314,429	314,919	-
Commercial real estate – investor	132	21	26,579	26,732	1,053,341	1,080,073	149
Commercial real estate – owner occupied	1,120	2,037	4,317	7,474	816,803	824,277	-
Construction	-	-	116	116	188,942	189,058	-
Residential real estate – investor	447	460	292	1,199	54,736	55,935	-
Residential real estate – owner occupied	179	731	2,248	3,158	215,047	218,205	-
Multifamily	6,386	326	-	6,712	376,472	383,184	-
HELOC	549	11	231	791	101,267	102,058	159
Other	1	2	-	3	27,786	27,789	-
Total	$9,267	$4,504	$33,874	$47,645	$3,967,880	$4,015,525	$308

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3	$1,012	$825	$1,840	$839,124	$840,964	$460
Leases	447	22	614	1,083	276,302	277,385	-
Commercial real estate – investor	3,276	1,276	4,315	8,867	978,768	987,635	-
Commercial real estate – owner occupied	373	113	2,211	2,697	852,182	854,879	173
Construction	14	-	116	130	180,405	180,535	-
Residential real estate – investor	445	-	987	1,432	55,921	57,353	144
Residential real estate – owner occupied	1,191	-	2,232	3,423	216,295	219,718	485
Multifamily	267	361	1,322	1,950	321,741	323,691	-
HELOC	291	90	392	773	108,429	109,202	-
Other	19	-	-	19	18,228	18,247	-
Total	$6,326	$2,874	$13,014	$22,214	$3,847,395	$3,869,609	$1,262

The table presents all nonaccrual loans as of June 30, 2023, and December 31, 2022:

Nonaccrual loan detail	June 30, 2023	With no ACL	December 31, 2022	With no ACL
Commercial	$1,544	$1,453	$7,189	$6,598
Leases	758	121	1,876	-
Commercial real estate – investor	31,464	12,368	4,346	4,244
Commercial real estate – owner occupied	18,857	4,329	8,050	3,813
Construction	116	116	251	-
Residential real estate – investor	1,445	1,445	1,528	675
Residential real estate – owner occupied	3,660	3,027	3,713	1,572
Multifamily	1,191	1,191	2,538	1,322
HELOC	1,890	1,890	2,109	180
Other	-	-	2	-
Total	$60,925	$25,940	$31,602	$18,404

The Company recognized $29,000 of interest on nonaccrual loans during the three months ended June 30, 2023.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at June 30, 2023 were as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$127,530	$226,048	$45,876	$16,103	$9,914	$5,986	$335,806	$1,379	$768,642
Special Mention	-	-	260	-	43	-	28,837	-	29,140
Substandard	-	3,010	1,432	2,815	11,354	-	3,634	-	22,245
Total commercial	127,530	229,058	47,568	18,918	21,311	5,986	368,277	1,379	820,027

Leases
Pass	86,364	138,055	$53,672	20,558	12,036	3,260	-	-	313,945
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	637	-	-	337	-	-	-	974
Total leases	86,364	138,692	53,672	20,558	12,373	3,260	-	-	314,919

Commercial real estate – investor
Pass	175,445	363,460	213,303	112,372	60,729	71,447	7,982	-	1,004,738
Special Mention	-	12,885	-	5,409	-	-	-	-	18,294
Substandard	351	17,681	1,947	5,033	10,597	9,119	12,313	-	57,041
Total commercial real estate – investor	175,796	394,026	215,250	122,814	71,326	80,566	20,295	-	1,080,073

Commercial real estate – owner occupied
Pass	94,424	145,156	185,929	83,503	57,794	111,532	33,885	-	712,223
Special Mention	-	13,538	22,245	35,427	226	2,123	-	-	73,559
Substandard	-	2,494	15,333	1,164	18,943	561	-	-	38,495
Total commercial real estate – owner occupied	94,424	161,188	223,507	120,094	76,963	114,216	33,885	-	824,277

Construction
Pass	10,078	73,533	56,855	25,249	1,865	1,216	2,144	-	170,940
Special Mention	307	7,574	-	10,121	-	-	-	-	18,002
Substandard	-	-	-	-	116	-	-	-	116
Total construction	10,385	81,107	56,855	35,370	1,981	1,216	2,144	-	189,058

Residential real estate – investor
Pass	2,101	14,624	9,201	6,702	8,029	11,616	1,880	-	54,153
Special Mention	-	-	68	-	-	-	-	-	68
Substandard	-	591	-	-	421	702	-	-	1,714
Total residential real estate – investor	2,101	15,215	9,269	6,702	8,450	12,318	1,880	-	55,935

Residential real estate – owner occupied
Pass	9,856	42,915	42,368	27,072	15,462	76,144	728	-	214,545
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	125	-	92	696	2,747	-	-	3,660
Total residential real estate – owner occupied	9,856	43,040	42,368	27,164	16,158	78,891	728	-	218,205

Multifamily
Pass	51,855	81,441	117,460	68,474	12,666	43,224	343	-	375,463
Special Mention	-	373	3,596	337	1,675	549	-	-	6,530
Substandard	-	924	-	-	-	267	-	-	1,191
Total multifamily	51,855	82,738	121,056	68,811	14,341	44,040	343	-	383,184

HELOC
Pass	1,057	2,810	229	1,462	1,648	2,393	90,307	-	99,906
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	41	28	1	-	-	209	1,873	-	2,152
Total HELOC	1,098	2,838	230	1,462	1,648	2,602	92,180	-	102,058

Other
Pass	4,463	2,405	1,577	267	91	103	18,883		27,789
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	-	-	-	-	-	-		-
Total other	4,463	2,405	1,577	267	91	103	18,883	-	27,789

Total loans
Pass	563,173	1,090,447	726,470	361,762	180,234	326,921	491,958	1,379	3,742,344
Special Mention	307	34,370	26,169	51,294	1,944	2,672	28,837	-	145,593
Substandard	392	25,490	18,713	9,104	42,464	13,605	17,820	-	127,588
Total loans	$563,872	$1,150,307	$771,352	$422,160	$224,642	$343,198	$538,615	$1,379	$4,015,525

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination at June 30, 2023 were as follows:

Current period gross charge-offs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	$-	$-	$364	$-	$43	$-	$-	$407
Leases	-	870	-	-	12	-	-	-	882
Commercial real estate – investor	-	-	71	-	-	-	-	-	71
Commercial real estate – owner occupied	-	22	179	-	-	-	-	-	201
Construction	-	-	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-	-	-
Other	-	3	24	8	-	159	-	-	194
Total	$-	$895	$274	$372	$12	$202	-	-	$1,755

The Company had $215,000 and $600,000 in residential real estate loans in the process of foreclosure as of June 30, 2023 and December 31, 2022, respectively.

As of January 1, 2023, the Company prospectively adopted ASU 2022-02, Topic 326 “Troubled Debt Restructuring (“TDRs”) and Vintage Disclosures”, see Note 1. Eleven loans, $32.7 million in aggregate, were modified and were experiencing financial difficulty during the six-month period ending June 30, 2023.  There were two TDR loan modifications for an aggregate of $41,000 for the three months ended June 30, 2022 and three TDR loan modifications for an aggregate of $1.1 million for the six months ended June 30, 2022.  TDRs were classified as being in default on a case-by-case basis when they failed to be in compliance with the modified terms.  There were no financial difficulty loans modified in payment default as of June 30, 2023 and was no TDR default activity for the period ended June 30, 2022, for loans that were restructured within the prior 12-month period.

The following table presents the amortized costs basis of loans at June 30, 2023 that were both experiencing financial difficulty and  modified during the period ended June 30, 2023 by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to amortized costs basis of each class of financing receivable is also presented below.

June 30, 2023	Term Extension	Combination - Term Extension and Interest Rate Reduction	Combination - Term Extension and Payment Delay	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$859	$979	$-	$1,838	0.2%
Commercial real estate – investor	12,664	-	1,774	14,438	1.3%
Commercial real estate – owner occupied	16,318	-	-	16,318	2.0%
HELOC	60	-	-	60	0.1%
Total	$29,901	$979	$1,774	$32,654	0.8%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following table presents the performance of loans that have been modified as of June 30, 2023.

June 30, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loan Modified
Commercial	$-	$-	$-	$-	$1,838	$1,838
Commercial real estate – investor	-	-	1,774	1,774	12,664	14,438
Commercial real estate – owner occupied	-	-	-	-	16,318	16,318
HELOC	-	-	-	-	60	60
Total	$-	$-	$1,774	$1,774	$30,880	$32,654

The following table summarizes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended June 30, 2023. The Company had one Commercial real estate – investor loan that had a payment modification, change to a single payment at maturity.

June 30, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.90	5.00%	-
Commercial real estate – investor	11.50	-	7.00
Commercial real estate – owner occupied	12.00	-	-
HELOC	24.00	-	-
Total	11.40	5.00%	7.00

Note 5 – Deposits

Major classifications of deposits were as follows:

	June 30, 2023	December 31, 2022
Noninterest bearing demand	$1,897,694	$2,051,702
Savings	1,050,453	1,145,592
NOW accounts	586,121	609,338
Money market accounts	731,459	862,170
Certificates of deposit of less than $100,000	240,848	244,017
Certificates of deposit of $100,000 through $250,000	148,070	157,438
Certificates of deposit of more than $250,000	62,937	40,466
Total deposits	$4,717,582	$5,110,723

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Borrowings

The following table is a summary of borrowings as of June 30, 2023 and December 31, 2022.  Junior subordinated debentures are discussed in more detail in Note 7.

	June 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$31,532	$32,156
Other short-term borrowings	485,000	90,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,339	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Total borrowings	$601,644	$260,811
[1] See Note 7: Junior Subordinated Debentures

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $31.5 million at June 30, 2023, and $32.2 million at December 31, 2022.  The fair value of the pledged collateral was $65.0 million at June 30, 2023, and $71.4 million at December 31, 2022.  At June 30, 2023, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2023, the Bank had $485.0 million in short-term advances outstanding under the FHLBC.  There were $90.0 million in short-term advances as of December 31, 2022. The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018, which were recorded in notes payable and other borrowings.  The remaining balance of $5.9 million was paid off in full during the second quarter of 2022.  FHLBC stock held at June 30, 2023 was valued at $21.8 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.48 billion, which carried a FHLBC-calculated combined collateral value of $1.04 billion.  The Company had excess collateral of $551.3 million available to secure borrowings at June 30, 2023.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Notes were offered and sold to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder. The Company used the net proceeds from the offering for general corporate purposes.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of June 30, 2023 and December 31, 2022, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

The Company issued senior notes in December 2016 with a ten-year maturity, and terms included interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points. The interest rate at June 30, 2023 and December 31, 2022 was 9.39% and 8.62%, respectively. The notes were redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  On June 30, 2023, we redeemed all of the $45.0 million senior notes.  Upon redemption, the related deferred debt issuance costs of $362,000 was also recorded as interest expense, resulting in an effective cost of this debt issuance of 12.85% for the second quarter of 2023.

On February 24, 2020, the Company originated a $20.0 million three-year term note with a correspondent bank. The term note was issued at one-month LIBOR plus 175 basis points, and required principal payments quarterly and interest payments monthly.  This note was

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

included within Notes Payable and Other Borrowings on the Consolidated Balance Sheets, and the remaining $9.0 million balance of the note was paid off on February 24, 2023.  The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Note 7 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.37% and 4.42% for the quarters ended June 30, 2023 and June 30, 2022, respectively.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 8 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”).  The 2019 Plan was originally approved at the May 2019 annual stockholders’ meeting and authorized 600,000 shares, and at the May 2021 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the 2019 Plan by 1,200,000 shares, from 600,000 shares to 1,800,000 shares.  Following the approval of the 2019 Plan, no further awards will be granted under any other prior plan.

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2023, 967,600 shares remained available for issuance under the 2019 Plan.  The Company has granted only restricted stock units under the 2019 Equity Plan.

Generally, restricted stock units granted under the 2019 Plan vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change the terms of particular awards including the vesting schedule.

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all equity awards then held by the participant will become fully exercisable immediately if, and all stock awards and cash incentive awards will become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a termination of service without cause or for good reason following the change in control.  Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

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

There were 238,149 and 264,589 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2023 and June 30, 2022, respectively.  Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2019 Plan was $1.8 million for the six months ended June 30, 2023 and $1.5 million for the six months ended June 30, 2022.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2023, is as follows:

	June 30, 2023
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	649,210	$12.84
Granted	238,149	17.05
Vested	(117,674)	12.26
Forfeited	(5,079)	13.55
Unvested at June 30	764,606	$14.23

Total unrecognized compensation cost of restricted awards was $6.1 million as of June 30, 2023, which is expected to be recognized over a weighted-average period of 2.06 years.

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Weighted-average common shares outstanding	44,665,127	44,499,395	44,642,250	44,480,326
Net income	$25,562	$12,247	$49,169	$24,267
Basic earnings per share	$0.57	$0.28	$1.10	$0.55

Diluted earnings per share:
Weighted-average common shares outstanding	44,665,127	44,499,395	44,642,250	44,480,326
Dilutive effect of unvested restricted awards [1]	759,291	747,341	728,556	724,134
Diluted average common shares outstanding	45,424,418	45,246,736	45,370,806	45,204,460

Net Income	$25,562	$12,247	$49,169	$24,267
Diluted earnings per share	$0.56	$0.27	$1.08	$0.54

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2023, the Bank exceeded those thresholds.

At June 30, 2023, the Bank’s Tier 1 capital leverage ratio was 9.70%, an increase of 38 basis points from December 31, 2022, and is above the 8.00% objective.  The Bank’s total capital ratio was 12.83%, an increase of 8 basis points from December 31, 2022, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$503,459	10.29%	$342,489	7.00%	N/A	N/A
Old Second Bank	571,923	11.70	342,176	7.00	$317,735	6.50%
Total capital to risk weighted assets
Consolidated	643,871	13.16	513,727	10.50	N/A	N/A
Old Second Bank	627,335	12.83	513,407	10.50	488,959	10.00
Tier 1 capital to risk weighted assets
Consolidated	528,459	10.80	415,917	8.50	N/A	N/A
Old Second Bank	571,923	11.70	415,500	8.50	391,058	8.00
Tier 1 capital to average assets
Consolidated	528,459	8.96	235,919	4.00	N/A	N/A
Old Second Bank	571,923	9.70	235,845	4.00	294,806	5.00

December 31, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$457,206	9.67%	$330,966	7.00%	N/A	N/A
Old Second Bank	552,404	11.70	330,498	7.00	$306,891	6.50%
Total capital to risk weighted assets
Consolidated	592,039	12.52	496,518	10.50	N/A	N/A
Old Second Bank	602,237	12.75	495,960	10.50	472,343	10.00
Tier 1 capital to risk weighted assets
Consolidated	482,206	10.20	401,838	8.50	N/A	N/A
Old Second Bank	552,404	11.70	401,319	8.50	377,712	8.00
Tier 1 capital to average assets
Consolidated	482,206	8.14	236,956	4.00	N/A	N/A
Old Second Bank	552,404	9.32	237,083	4.00	296,354	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of June 30, 2023, the capital measures of the Company exclude $1.9 million, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of June 30, 2023, the Bank had capacity to pay dividends of $39.5 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

During the six-month period ended June 30, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3. There were no transfers between levels at June 30, 2022.

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.
●	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2023 and December 31, 2022, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$214,613	$-	$-	$214,613
U.S. government agencies	-	55,981	-	55,981
U.S. government agencies mortgage-backed	-	115,140	-	115,140
States and political subdivisions	-	214,596	14,938	229,534
Corporate bonds	-	4,882	-	4,882
Collateralized mortgage obligations	-	407,495	-	407,495
Asset-backed securities	-	134,319	-	134,319
Collateralized loan obligations	-	173,658	-	173,658
Loans held-for-sale	-	1,218	-	1,218
Mortgage servicing rights	-	-	11,041	11,041
Interest rate swap agreements, including risk participation agreement	-	6,560	-	6,560
Mortgage banking derivatives	-	77	-	77
Total	$214,613	$1,113,926	$25,979	$1,354,518

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$13,740	$-	$13,740
Total	$-	$13,740	$-	$13,740

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$212,129	$-	$-	$212,129
U.S. government agencies	-	56,048	-	56,048
U.S. government agencies mortgage-backed	-	124,990	-	124,990
States and political subdivisions	-	211,899	14,229	226,128
Corporate bonds	-	9,622	-	9,622
Collateralized mortgage obligations	-	526,998	6,770	533,768
Asset-backed securities	-	186,916	15,012	201,928
Collateralized loan obligations	-	174,746	-	174,746
Loans held-for-sale	-	491	-	491
Mortgage servicing rights	-	-	11,189	11,189
Interest rate swap agreements	-	6,516	-	6,516
Mortgage banking derivatives	-	76	-	76
Total	$212,129	$1,298,302	$47,200	$1,557,631

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,265	$-	$12,265
Total	$-	$12,265	$-	$12,265

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$15,012	$6,770	$14,229	$11,189
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(66)	6,155
Included in other comprehensive income	226	(6)	622	-
Purchases, issuances, sales, and settlements
Purchases	-	-	406	-
Issuances	-	-	-	281
Settlements	(342)	-	(253)	(6,584)
Ending balance June 30, 2023	$-	$-	$14,938	$11,041

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Six Months Ended June 30, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$15,236	$7,097
Total gains or losses
Included in earnings	(65)	3,630
Included in other comprehensive income	(1,562)	-
Purchases, issuances, sales, and settlements
Issuances	-	565
Settlements	(521)	(570)
Ending balance June 30, 2022	$13,088	$10,722

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,938	Discounted Cash Flow	Discount Rate	3.1 – 5.2%	4.5%
			Liquidity Premium	0.3 – 0.5%	0.5%

Mortgage servicing rights	$11,041	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	3.0 – 22.3%	6.3%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,229	Discounted Cash Flow	Discount Rate	2.3 – 5.8%	4.4%
			Liquidity Premium	0.3 – 0.5%	0.5%

Collateralized mortgage obligations	$6,770	Discounted Cash Flow	Discount Rate	7.0 – 7.0%	7.0%

Asset-backed securities	$15,012	Discounted Cash Flow	Discount Rate	6.2 – 6.5%	6.3%

Mortgage servicing rights	$11,189	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	3.6 – 27.3%	6.2%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated loans and OREO.  For assets measured at fair value on a nonrecurring basis at

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

June 30, 2023 and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$56,361	$56,361
Other real estate owned, net[2]	-	-	761	761
Total	$-	$-	$57,122	$57,122

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $81.1 million and a valuation allowance of $24.7 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $7.1 million for the six months ended June 30, 2023.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $761,000 at June 30, 2023, which is made up of the outstanding balance of $1.0 million, net of a purchase accounting adjustment of $130,000 and a valuation allowance of $114,000.

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

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value. For June 30, 2023 and December 31, 2022, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$59,466	$59,466	$59,466	$-	$-
Interest earning deposits with financial institutions	53,144	53,144	53,144	-	-
Securities available-for-sale	1,335,622	1,335,622	214,613	1,106,071	14,938
FHLBC and FRBC stock	36,730	36,730	-	36,730	-
Loans held-for-sale	1,218	1,218	-	1,218	-
Net loans	3,960,211	3,833,624	-	-	3,833,624
Mortgage servicing rights	11,041	11,041			11,041
Interest rate swap agreements	6,452	6,452	-	6,452	-
Interest rate lock commitments and forward contracts	77	77	-	77	-
Interest receivable on securities and loans	24,708	24,708	-	24,708	-

Financial liabilities:
Noninterest bearing deposits	$1,897,694	$1,897,694	$1,897,694	$-	$-
Interest bearing deposits	2,819,888	2,805,372	-	2,805,372	-
Securities sold under repurchase agreements	31,532	31,532	-	31,532	-
Other short-term borrowings	485,000	485,000	-	485,000	-
Junior subordinated debentures	25,773	19,588	-	19,588	-
Subordinated debentures	59,339	47,339	-	47,339	-
Senior notes	-	-	-	-	-
Note payable and other borrowings	-	-	-	-	-
Interest rate swap agreements	13,740	13,740	-	13,740	-
Interest payable on deposits and borrowings	1,950	1,950	-	1,950	-

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

Interest rate swaps with notional amounts totaling $300.0 million and $250.0 million as of June 30, 2023 and December 31, 2022, respectively, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of June 30, 2023 and December 31, 2022, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $6.8 million will be reclassified as an increase to interest income and an additional $688,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of June 30, 2023 and December 31, 2022 were $106.4 million and $110.6 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At June 30, 2023 and December 31, 2022, the Company had $10.4 million and $11.2 million of cash collateral pledged with two correspondent financial institutions, respectively. The Company held $5.7 million and $5.3 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the years presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during second quarter of 2023 and in the year of 2022. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at June 30, 2023 and December 31, 2022 were $10.0 million and $5.3 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of June 30, 2023 and December 31, 2022.

Fair Value of Derivative Instruments

			June 30, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,623	Other Liabilities	9,911
Total derivatives designated as hedging instruments				2,623		9,911

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	18	106,379	Other Assets	3,829	Other Liabilities	3,829
Interest rate lock commitments and forward contracts	40	10,029	Other Assets	77	Other Liabilities	-
Other contracts	4	43,994	Other Assets	108	Other Liabilities	-
Total derivatives not designated as hedging instruments				4,014		3,829

			December 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,737	Other Liabilities	8,610
Total derivatives designated as hedging instruments				2,737		8,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	21	110,647	Other Assets	3,654	Other Liabilities	3,654
Interest rate lock commitments and forward contracts	28	5,298	Other Assets	76	Other Liabilities	-
Other contracts	4	43,699	Other Assets	125	Other Liabilities	1
Total derivatives not designated as hedging instruments				3,855		3,655

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $5.3 million as of June 30, 2023, and $581,000 as of June 30, 2022.  The amount of the loss reclassified from AOCI to interest income on the income statement was $2.4 million for the six months ended June 30, 2023 and $16,000 for the six months ended June 30, 2022, respectively.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2023, and December 31, 2022.

The following table is a summary of letter of credit commitments:

	June 30, 2023			December 31, 2022
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$2,116	$16,370	$18,486	$3,514	$15,365	$18,879
Performance standby	1,513	12,511	14,024	3,161	13,989	17,150
	3,629	28,881	32,510	6,675	29,354	36,029
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$3,629	$28,948	$32,577	$6,675	$29,421	$36,096

Unused loan commitments:	$139,654	$765,693	$905,347	$139,070	$860,255	$999,325

As of June 30, 2023, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the second quarter of 2023, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.7 million, excluding a $372,000 purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant decrease in the ACL for unfunded commitments of $650,000 for the second quarter of 2023, compared to the prior quarter end, is primarily related to adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation, resulting in a $427,000 reduction, as well as a $223,000 decrease by accretion to interest income of the purchase accounting adjustment.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, and our financial condition at June 30, 2023, compared to December 31, 2022.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2022.  The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2023 and 2022 amounts are unaudited.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, wealth management fees, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses and provision for credit losses.

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

As of June 30, 2023, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Merger with West Suburban Bancorp, Inc.

On December 1, 2021, we completed our merger with West Suburban Bancorp, Inc. (“West Suburban”), the holding company for West Suburban Bank.  Under the terms of the merger agreement, each share of West Suburban common stock was converted into 42.413 shares of our common stock and $271.15 in cash. Total cash and stock consideration paid was approximately $295.2 million. With the acquisition of West Suburban, we acquired 34 branches in DuPage, Kane, Kendall and Will counties in Illinois. The transaction is discussed in more detail in Note 2 to our Consolidated Financial Statements included in this report and in Note 2 of our Annual Report in Form 10-K.

Recent Banking Events

There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the bank closures during 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessment. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We have access but have not received or requested funds from this Program and though we do have access to the Federal Reserve Discount Window we have not accessed these funds and have an unused capacity of $17.4 million at June 30, 2023. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Financial Overview

Net income for the second quarter of 2023 was $25.6 million, or $0.56 per diluted share, compared to $12.2 million, or $0.27 per diluted share, for the second quarter of 2022. The increase was primarily due to growth in our loan portfolio and higher loan and security yields, which resulted in growth in net interest income, partially offset by lower noninterest income primarily due to losses recognized on securities sold. Also contributing to the increase in net income in the second quarter of 2023, compared to the second quarter of 2022, were reduced acquisition costs, net of gains on branch sales, of $2.1 million incurred in the prior year like quarter, compared to $29,000 of net losses on branch sales in the second quarter of 2023.  Adjusted net income, a non-GAAP financial measure that excludes merger-related costs, net of losses/(gains) on branch sales, was $25.6 million for the second quarter of 2023, compared to $23.4 million for the first quarter of 2023, and $13.8 million for the second quarter of 2022. Adjusted net income, net of losses/(gains) on branch sales, was $49.0 million for the six months ended June 30, 2023, compared to $29.7 million for the six months ended June 30, 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 39, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2022	2023	2022
Net Income
Income before income taxes (GAAP)	$34,973	$32,013	$16,676	$66,986	$33,119
Pre-tax income adjustments:
Merger-related costs, net of losses/(gains) on branch sales	29	(306)	2,131	(277)	7,466
Adjusted net income before taxes	35,002	31,707	18,807	66,709	40,585
Taxes on adjusted net income	9,419	8,326	4,995	17,745	10,853
Adjusted net income (non-GAAP)	$25,583	$23,381	$13,812	$48,964	$29,732

Basic earnings per share (GAAP)	$0.57	$0.53	$0.28	$1.10	$0.55
Diluted earnings per share (GAAP)	0.56	0.52	0.27	1.08	0.54
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.58	0.52	0.31	1.10	0.67
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.56	0.52	0.31	1.08	0.66

The following provides an overview of some of the factors impacting our financial performance for the three month period ended June 30, 2023, compared to the like period ended June 30, 2022:

●	Net interest and dividend income was $63.6 million for the second quarter of 2023, compared to $45.3 million for the second quarter of 2022. Growth in interest and dividend income in the second quarter of 2023 was primarily due to loan growth and higher yields on loans and securities, partially offset by higher funding and borrowing costs.

●	We recorded a net provision for credit losses of $2.0 million in the second quarter of 2023, driven by a $2.4 million increase in the allowance for credit losses on loans based on historical loss rate updates, loan growth, our assessment of nonperforming loan metrics and trends, and estimated future credit losses, net of a reversal of $427,000 in our allowance for unfunded commitments based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit loss of $550,000 in the second quarter of 2022.

●	Noninterest income was $8.2 million for the second quarter of 2023, compared to $9.2 million for the second quarter of 2022. Contributing to the decrease were security losses of $1.5 million due to strategic sales in the second quarter of 2023 compared to security losses of $33,000 in the second quarter of 2022. These decreases were partially offset by an increase of $620,000 in mortgage banking related income and a $346,000 increase in the cash surrender value of BOLI.

●	Noninterest expense was $34.8 million for the second quarter of 2023, compared to $37.2 million for the second quarter of 2022, a decrease of $2.4 million, or 6.5%. Contributing to the decrease was a reduction in computer and data processing and net teller & bill paying expenses in the second quarter of 2023, primarily stemming from acquisition costs incurred in the second quarter of 2022 from our West Suburban acquisition in the fourth quarter of 2021. We recorded net losses on branch sales of $29,000 in the second quarter of 2023, compared to $2.1 million of acquisition-related cost, net of gains on branch sales, in the second quarter of 2022, primarily within computer and data processing, salaries and employee benefits, and other expense related to the West Suburban acquisition.

●	We had a provision for income tax expense of $9.4 million for the second quarter of 2023, compared to a provision for income tax expense of $4.4 million for the second quarter of 2022. The effective tax rate was 26.9% and 26.6%, respectively.

●	Our community-focused banking franchise experienced growth of $145.9 million in total loans in the second quarter of 2023, compared to the year ended December 31, 2022, and an increase of $390.5 million in total loans compared to the second quarter of 2022. We believe we are positioned for continued loan growth, though likely at a slower pace, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans increased $29.3 million as of June 30, 2023, compared to December 31, 2022, primarily due to a few larger credits that moved from substandard accrual to substandard nonaccrual in the first quarter of 2023 and remain at June 30, 2023, which include two office buildings and one health care facility. Nonperforming loans as a percent of total loans was 1.5% as of June 30, 2023, compared to 0.9% as of December 31, 2022, and 1.2% as of June 30, 2022. Classified assets increased to $128.3 million as of June 30, 2023, which is $17.9 million, or 16.2% more than December 31, 2022, and $23.6 million, or 22.5%, more than June 30, 2022.

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

Results of Operations

Overview

Three months ended June 30, 2023 and 2022

Our income before taxes was $35.0 million in the second quarter of 2023 compared to $16.7 million in the second quarter of 2022.  This increase in pretax income was primarily due to a $26.5 million increase in interest and dividend income and a $2.4 million decrease in noninterest expenses. The increase in pretax income was partially offset by an $8.2 million increase in interest expense, a $1.5 million increase in provision for credit losses, and a $988,000 decrease in noninterest income, mainly due to $1.5 million of security losses in the second quarter of 2023. Our net income was $25.6 million, or $0.56 per diluted share, for the second quarter of 2023, compared to net income of $12.2 million, or $0.27 per diluted share, for the second quarter of 2022. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, tightened expenses in a recessionary environment, and actively managed daily liquidity.  Furthermore, we continue to possess strong liquidity metrics and an outsized securities portfolio for funding needs.

Net interest and dividend income was $63.6 million in the second quarter of 2023, compared to $45.3 million in the second quarter of 2022.  The $18.3 million increase was primarily driven by significant growth in our loan portfolio as well as the effect of higher market interest rates on our loan and securities portfolios.  Higher interest and dividend income was partially offset by an increase in interest expense in the second quarter of 2023, compared to the second quarter of 2022, primarily due to a rise in deposit interest rates, an increase in other short-term borrowing expense due to additional FHLB advances, and an increase in the rate paid on our senior notes during the second quarter of 2023, as the senior debt issuance is at LIBOR plus 385 basis points and carried an interest rate of 9.39% at June 30, 2023. As of June 30, 2023, we redeemed the $45.0 million senior debt issuance that was due in 2026, and the related deferred debt issuance costs of $362,000 were also recorded as interest expense, resulting in an effective cost of this debt issuance of 12.85% for the second quarter of 2023.

Six months ended June 30, 2023 and 2022

Our income before taxes was $67.0 million for the six months ended June 30, 2023 compared to $33.1 million for the six months ended June 30, 2022.  This increase in pretax income was primarily due to a $53.3 million increase in interest and dividend income and a $4.7 million decrease in noninterest expenses. These changes were partially offset by a $12.2 million increase in interest expense, a $5.0 million increase in provision for credit losses, and a $7.1 million decrease in noninterest income, mainly due to $3.2 million of security losses recorded in the first six months of 2023 and a $4.2 million decrease in mortgage banking revenues. Our net income was $49.2 million, or $1.08 per diluted share, for the six months ended June 30, 2023, compared to net income of $24.3 million, or $0.54 per diluted share, for the same period of 2022.

Net interest and dividend income was $127.7 million for the six months ended June 30, 2023, compared to $86.5 million for the same period of 2022.  The $41.2 million increase was primarily driven by significant growth in our loan portfolio as well as the effect of higher market interest rates on our loan and securities portfolios.  Higher interest and dividend income was partially offset by an increase in interest expense in the first six months of 2023, compared to the first six months of 2022, primarily due to a rise in deposit interest rates, an increase in other short-term borrowing expense due to FHLB advances, and an increase in the rate paid on our senior notes during the first six months of 2023. The senior notes redeemed on June 30, 2023 had an effective cost of 10.95% for the six months ending June 30, 2023.

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

Three months ended June 30, 2023 and 2022

The increased yield of 20 basis points on interest earning assets for the quarter ended June 30, 2023, compared to the prior linked period was driven by higher yields on loan originations than those in the previous period as well as repricing within the existing variable rate portfolios for securities available-for-sale and loans. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of 206 basis points on interest earning assets for the quarters ended June 30, 2023 and 2022 was driven by significant increases to benchmark interest rates as well as strong loan growth throughout the period, specifically within the commercial, leases, and commercial real estate portfolios, as these loan segments generally produce the greatest yield. The increases in benchmark interest rates impacted yields on the securities portfolio through the inverse relationship between interest rates and market value coupled with maturities and strategic sales of lower yielding assets and timely purchases of higher yielding securities, as we work to increase the weighted average yield in the portfolio.

Average balances of interest bearing deposit accounts have decreased steadily since the second quarter of 2022 through the second quarter of 2023, from $3.34 billion to $2.87 billion, with these decreases reflected in all deposit categories. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing to 40 basis points for the quarter ended June 30, 2023, compared to 25 basis points for the quarter ended March 31, 2023, and seven basis points for the quarter ended June 30, 2022. A 25 basis point increase in the cost of money market funds for the quarter ended June 30, 2023, compared to prior linked quarter and a 59 basis point increase compared to the prior year like quarter, were both due to select deposit account exception pricing, and drove a significant portion of the overall increase.  Average rates paid on time deposits for the quarter ended June 30, 2023 also increased by 44 basis points and 83 basis points in the quarter over linked quarter and year over year quarters, respectively, primarily due to CD rate specials we offered.

Borrowing costs increased in the second quarter of 2023, primarily due to the increase in average short term borrowings of $201.7 million stemming from growth in average FHLB advances over the prior linked quarter, and an average increase of $402.5 million in the year over year quarters based on daily liquidity needs. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented. Senior notes had the most significant interest expense increase, as this issuance references three month LIBOR, and rising market interest rates as well as recognition of $362,000 of deferred debt issuance costs upon redemption resulted in a 381 basis point increase to 12.85% for the quarter ended June 30, 2023, from 9.04% for the quarter ended March 31, 2023, and a 764 basis point increase from 5.21% for the quarter ended June 30, 2022. On June 30, 2023 we redeemed the $45.0 million senior notes, net of deferred issuance costs, which were originally due in 2026. In February 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, resulting in notes payable and other borrowings having no balance after that time.

Our net interest margin (GAAP) decreased eleven basis points to 4.61% for the second quarter of 2023, compared to 4.72% for the first quarter of 2023, but increased 145 basis points compared to 3.16% for the second quarter of 2022.  Our net interest margin (TE) decreased 10 basis points to 4.64% for the second quarter of 2023, compared to 4.74% for the first quarter of 2023, but increased 146 basis points compared to 3.18% for the second quarter of 2022.  The decrease in the current quarter, compared to the prior linked quarter, is primarily due to increases in interest expense from FHLB advances and redemption of the senior notes. The increase in the current quarter, compared to the prior year like quarter, is primarily due to an increase in market interest rates, and the related rate resets on loans and securities during the past year, as well as continuing loan growth relative to a more modest increase in costs of interest bearing liabilities. See the discussion entitled “Non-GAAP Presentations” and the table on page 45 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Six months ended June 30, 2023 and 2022

The year over year increase of 211 basis points on interest earning assets was driven by significant increases to benchmark interest rates as well as strong loan growth throughout the period specifically within the leases, commercial real estate-investor and multi-family portfolios.  The increases in benchmark interest rates impacted yields on the securities portfolio through the inverse relationship between interest rates and market value coupled with maturities and strategic sales of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio.  Average securities available-for-sale decreased $346.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to paydowns, changes in market value, and strategic sales.  Due to market interest rate increases year over year, securities available-for-sale interest income was $24.1 million for the six months ended June 30, 2023, compared to $15.3 million for the like 2022 period.  Average loans, including loans held for sale, increased $529.7 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily driven by the growth in commercial, leases, commercial real estate-investor, and multi-family portfolios.  Growth in the loan portfolio, as well as the rising interest rate environment, resulted in $118.8 million of loan interest income in the six months ended June 30, 2023, compared to $74.7 million in the like 2022 period.

Average balances of interest bearing deposit accounts have decreased steadily since June 30, 2022 through the six months ended June 30, 2023 from $3.37 billion to $2.93 billion, with these decreases reflected in all categories. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing by 24 basis points to 32 basis points from eight basis points as of June 30, 2022. A 46 basis point increase in the cost of money market funds as of June 30, 2023, compared to June 30, 2022, was due to select deposit account exception pricing and drove a significant portion of the overall increase.  Interest expense paid on time deposits also contributed to the growth in cost of deposits year over year, as the cost of average time deposits increased 61 basis points to 84 basis points for the six months ended June 30, 2023, compared to 23 basis points for the six months ended June 30,  2022, primarily due to CD rate specials we offered.

Borrowing costs increased in the six months ended June 30, 2023 primarily due to the increase in short term borrowings stemming from average FHLB advance growth of $302.2 million since the six months ended June 30, 2022 based on daily liquidity needs. Subordinated and junior subordinated debt interest expense remained flat over the periods presented. Senior notes interest expense had the most significant interest expense increase, as this issuance references three month LIBOR, and rising market interest rates resulted in a 613 basis point increase to 10.95%, from 4.82% for the six months ended June 30, 2022. Also contributing to the significant basis point increase on senior notes was the $362,000 in deferred issuance costs that were recognized as interest expense due to the early redemption of the debt on June 30, 2023. In the first quarter of 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, recorded within notes payable and other borrowings.

Our net interest margin (GAAP) increased 166 basis points to 4.66% for the six months ended June 30, 2023, compared to 3.00% for the six months ended June 30, 2022.  Our net interest margin (TE) increased 166 basis points to 4.69% for the six months ended June 30, 2023, compared to 3.03% for the six months ended June 30, 2022.  The increase in the current period, compared to the prior year like period, is primarily due to an increase in market interest rates, and the related rate resets on loans and securities during the past year, as well as continuing loan growth relative to a more modest increase in the cost of interest bearing liabilities.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$50,309	$643	5.13	$49,310	$585	4.81	$426,820	$782	0.73
Securities:
Taxable	1,231,994	9,930	3.23	1,330,295	10,735	3.27	1,610,713	6,786	1.69
Non-taxable (TE)[1]	172,670	1,692	3.93	173,324	1,693	3.96	181,386	1,642	3.63
Total securities (TE)[1]	1,404,664	11,622	3.32	1,503,619	12,428	3.35	1,792,099	8,428	1.89
FHLBC and FRBC Stock	34,029	396	4.67	24,905	280	4.56	20,994	263	5.02
Loans and loans held-for-sale[1,2]	4,040,202	61,591	6.11	3,932,492	57,228	5.90	3,508,856	38,267	4.37
Total interest earning assets	5,529,204	74,252	5.39	5,510,326	70,521	5.19	5,748,769	47,740	3.33
Cash and due from banks	56,191	-	-	55,140	-	-	53,371	-	-
Allowance for credit losses on loans	(53,480)	-	-	(49,398)	-	-	(44,354)	-	-
Other noninterest bearing assets	379,576	-	-	382,579	-	-	374,309	-	-
Total assets	$5,911,491			$5,898,647			$6,132,095

Liabilities and Stockholders' Equity
NOW accounts	$600,957	$312	0.21	$601,030	$242	0.16	$604,937	$102	0.07
Money market accounts	762,967	1,245	0.65	833,823	828	0.40	1,054,552	155	0.06
Savings accounts	1,073,172	185	0.07	1,126,040	79	0.03	1,213,133	90	0.03
Time deposits	436,524	1,156	1.06	434,655	664	0.62	469,009	265	0.23
Interest bearing deposits	2,873,620	2,898	0.40	2,995,548	1,813	0.25	3,341,631	612	0.07
Securities sold under repurchase agreements	25,575	7	0.11	31,080	9	0.12	34,496	9	0.10
Other short-term borrowings	402,527	5,160	5.14	200,833	2,345	4.74	-	-	-
Junior subordinated debentures	25,773	281	4.37	25,773	279	4.39	25,773	284	4.42
Subordinated debentures	59,329	546	3.69	59,308	546	3.73	59,244	547	3.70
Senior notes	44,134	1,414	12.85	44,599	994	9.04	44,520	578	5.21
Notes payable and other borrowings	-	-	-	5,400	87	6.53	13,103	95	2.91
Total interest bearing liabilities	3,430,958	10,306	1.20	3,362,541	6,073	0.73	3,518,767	2,125	0.24
Noninterest bearing deposits	1,920,448	-	-	2,002,801	-	-	2,119,667	-	-
Other liabilities	48,434	-	-	51,279	-	-	32,636	-	-
Stockholders' equity	511,651	-	-	482,026	-	-	461,025	-	-
Total liabilities and stockholders' equity	$5,911,491			$5,898,647			$6,132,095
Net interest income (GAAP)		$63,580			$64,086			$45,264
Net interest margin (GAAP)			4.61			4.72			3.16

Net interest income (TE)[1]		$63,946			$64,448			$45,615
Net interest margin (TE)[1]			4.64			4.74			3.18
Interest bearing liabilities to earning assets	62.05%			61.02%			61.21%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023 and 2022.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes loan fee expense of $242,000 for the second quarter of 2023, $730,000 for the first quarter of 2023, and $588,000 for the second quarter of 2022.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2023			2022
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,812	$1,228	4.97	$530,485	$1,051	0.40
Securities:
Taxable	1,280,873	20,665	3.25	1,611,669	11,954	1.50
Non-taxable (TE)[1]	172,995	3,385	3.95	188,275	3,310	3.55
Total securities (TE)[1]	1,453,868	24,050	3.34	1,799,944	15,264	1.71
Dividends from FHLBC and FRBC	29,492	676	4.62	18,543	416	4.52
Loans and loans held-for-sale [1,2]	3,986,644	118,819	6.01	3,456,984	74,695	4.36
Total interest earning assets	5,519,816	144,773	5.29	5,805,956	91,426	3.18
Cash and due from banks	55,668	-	-	48,200	-	-
Allowance for credit losses on loans	(51,450)	-	-	(44,348)	-	-
Other noninterest bearing assets	381,070	-	-	372,657	-	-
Total assets	$5,905,104			$6,182,465

Liabilities and Stockholders' Equity
NOW accounts	$600,993	$555	0.19	$602,225	$191	0.06
Money market accounts	798,199	2,073	0.52	1,076,624	325	0.06
Savings accounts	1,099,460	263	0.05	1,207,137	228	0.04
Time deposits	435,595	1,820	0.84	482,157	542	0.23
Interest bearing deposits	2,934,247	4,711	0.32	3,368,143	1,286	0.08
Securities sold under repurchase agreements	28,312	16	0.11	36,837	20	0.11
Other short-term borrowings	302,238	7,505	5.01	-	-	-
Junior subordinated debentures	25,773	560	4.38	25,773	564	4.41
Subordinated debentures	59,318	1,092	3.71	59,233	1,093	3.72
Senior note	44,365	2,408	10.95	44,507	1,063	4.82
Notes payable and other borrowings	2,685	87	6.53	16,040	198	2.49
Total interest bearing liabilities	3,396,938	16,379	0.97	3,550,533	4,224	0.24
Noninterest bearing deposits	1,961,397	-	-	2,106,553	-	-
Other liabilities	49,849	-	-	46,648	-	-
Stockholders' equity	496,920	-	-	478,731	-	-
Total liabilities and stockholders' equity	$5,905,104			$6,182,465
Net interest income (GAAP)		$127,666			$86,496
Net interest margin (GAAP)			4.66			3.00

Net interest income (TE)[1]		$128,394			$87,202
Net interest margin (TE)[1]			4.69			3.03
Interest bearing liabilities to earning assets	61.54%			61.15%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023 and 2022.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fee expense of $972,000 and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2023	2023	2022	2023	2022

Interest income (GAAP)	$73,886	$70,159	$47,389	$144,045	$90,720
Taxable-equivalent adjustment:
Loans	11	6	6	17	11
Securities	355	356	345	711	695
Interest and dividend income (TE)	74,252	70,521	47,740	144,773	91,426
Interest expense (GAAP)	10,306	6,073	2,125	16,379	4,224
Net interest income (TE)	$63,946	$64,448	$45,615	$128,394	$87,202
Net interest income (GAAP)	$63,580	$64,086	$45,264	$127,666	$86,496
Average interest earning assets	$5,529,204	$5,510,326	$5,748,769	$5,519,816	$5,805,956
Net interest margin (GAAP)	4.61%	4.72%	3.16%	4.66%	3.00%
Net interest margin (TE)	4.64%	4.74%	3.18%	4.69%	3.03%

Noninterest Income

Three months ended June 30, 2023 and 2022

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2023
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2023	2023	2022	2023	2022
Wealth management	$2,458	$2,270	$2,506	8.3	(1.9)
Service charges on deposits	2,362	2,424	2,328	(2.6)	1.5
Residential mortgage banking revenue
Secondary mortgage fees	76	59	50	28.8	52.0
MSRs mark to market gain (loss)	96	(525)	82	118.3	17.1
Mortgage servicing income	499	516	579	(3.3)	(13.8)
Net gain (loss) on sales of mortgage loans	398	306	(262)	30.1	251.9
Total residential mortgage banking revenue	1,069	356	449	200.3	138.1
Securities losses, net	(1,547)	(1,675)	(33)	(7.6)	N/M
Change in cash surrender value of BOLI	418	242	72	72.7	480.6
Card related income	2,690	2,244	2,965	19.9	(9.3)
Other income	773	1,489	924	(48.1)	(16.3)
Total noninterest income	$8,223	$7,350	$9,211	11.9	(10.7)

N/M - Not meaningful

Noninterest income increased $873,000, or 11.9%, in the second quarter of 2023, compared to the first quarter of 2023, and decreased $988,000, or 10.7%, compared to the second quarter of 2022.  The increase from the first quarter of 2023 was primarily driven by a $621,000 increase in mortgage servicing rights (“MSR”) mark to market gains, a $188,000 increase in wealth management income, a

$128,000 decrease in securities losses, net, based on strategic sales, and a $446,000 increase in card related income primarily due to increased activity.  These increases in noninterest income in the second quarter of 2023, compared to the first quarter of 2023, were partially offset by a $716,000 decrease in other income driven by credits received in the first quarter of 2023 from a few vendors related to prior year service discounts.

The decrease in noninterest income of $988,000 in the second quarter of 2023, compared to the second quarter of 2022, is primarily due to an increase in security losses of $1.5 million on strategic sales for the quarter ended June 30, 2023. These decreases were partially offset by a $660,000 increase in net gains on sales of mortgage loans and a $346,000 increase in the cash surrender value of BOLI due to market interest rate changes.

Six months ended June 30, 2023 and 2022

Noninterest Income	Six Months Ended		YTD through June 30, 2023
(Dollars in thousands)	June 30,	June 30,	Percent
	2023	2022	Change
Wealth management	$4,728	$5,204	(9.1)
Service charges on deposits	4,786	4,402	8.7
Residential mortgage banking revenue
Secondary mortgage fees	135	189	(28.6)
MSRs mark to market (loss) gain	(429)	3,060	(114.0)
Mortgage servicing income	1,015	1,098	(7.6)
Net gain on sales of mortgage loans	704	1,233	(42.9)
Total residential mortgage banking revenue	1,425	5,580	(74.5)
Securities losses, net	(3,222)	(33)	N/M
Change in cash surrender value of BOLI	660	196	236.7
Card related income	4,934	5,532	(10.8)
Other income	2,262	1,793	26.2
Total noninterest income	$15,573	$22,674	(31.3)

N/M - Not meaningful

Noninterest income decreased $7.1 million, or 31.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.  This decrease was primarily driven by a $4.2 million decline in mortgage banking revenue, comprised mostly of a $3.5 million decrease in MSRs mark to market gains and a $529,000 decrease in net gain on sales of mortgage loans.  In addition, the current six month period decreased due to a $3.2 million increase in net losses on the sale of securities for the year over year period. Partially offsetting these decreases was a $384,000 increase in service charges on deposits, a $464,000 increase in the cash surrender value of BOLI, and a $469,000 increase in other income.

Noninterest Expense

Three months ended June 30, 2023 and 2022

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2023
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2023	2023	2022	2023	2022
Salaries	$16,310	$16,087	$15,995	1.4	2.0
Officers incentive	2,397	1,827	1,662	31.2	44.2
Benefits and other	3,091	4,334	3,675	(28.7)	(15.9)
Total salaries and employee benefits	21,798	22,248	21,332	(2.0)	2.2
Occupancy, furniture and equipment expense	3,639	3,475	3,046	4.7	19.5
Computer and data processing	1,290	1,774	4,006	(27.3)	(67.8)
FDIC insurance	794	584	702	36.0	13.1
Net teller & bill paying	515	502	834	2.6	(38.2)
General bank insurance	306	305	351	0.3	(12.8)
Amortization of core deposit intangible asset	618	624	659	(1.0)	(6.2)
Advertising expense	103	142	194	(27.5)	(46.9)
Card related expense	1,222	1,216	1,057	0.5	15.6
Legal fees	283	319	179	(11.3)	58.1
Consulting & management fees	520	790	523	(34.2)	(0.6)
Other real estate owned expense, net	(98)	306	87	(132.0)	(212.6)
Other expense	3,840	3,637	4,279	5.6	(10.3)
Total noninterest expense	$34,830	$35,922	$37,249	(3.0)	(6.5)
Efficiency ratio (GAAP)[1]	46.84%	47.52%	67.07%
Adjusted efficiency ratio (non-GAAP)[2]	46.49%	47.66%	62.73%

N/M - Not meaningful

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 49 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2023 decreased $1.1 million, or 3.0%, compared to the first quarter of 2023, and decreased $2.4 million, or 6.5%, compared to the second quarter of 2022.  The decrease in the second quarter of 2023 compared to the first quarter of 2023 was attributable to a $450,000 decrease in salaries and employee benefits, primarily due to reductions in employee benefits expense related to a decline in group insurance premiums and payroll taxes, partially offset by an increase in salaries and the officer incentive accrual.  Also contributing to the decrease in the second quarter of 2023 was a $484,000 decrease in computer and data processing costs as the first quarter of 2023 including additional costs due to timing of software contracts and incentives.   Noninterest expense was further decreased in the second quarter of 2023 as there were no OREO valuation adjustments recorded compared to a $269,000 OREO valuation reserve recorded on two properties in the first quarter of 2023, reflected in other real estate owned expense, net.

The year over year decrease in noninterest expense is primarily attributable to a $2.7 million decrease in computer and data processing expenses and a $319,000 decrease in net teller & bill paying expense, both stemming from acquisition related costs in the second quarter of 2022 from our West Suburban acquisition. Partially offsetting the decrease in noninterest expense in the second quarter of 2023, compared to the second quarter of 2022, was a $466,000 increase in salaries and employee benefits and a $593,000 increase in occupancy, furniture and equipment expenses. Officer incentive compensation increased $735,000 in the second quarter of 2023, compared to the second quarter of 2022, as incentive accruals increased in the current year due to growth in our commercial and sponsored finance lending team staffing year over year, as well as loan growth in the year over year periods.

Six months ended June 30, 2023 and 2022

Noninterest Expense	Six Months Ended		YTD through June 30, 2023
(Dollars in thousands)	June 30,	June 30,	Percent
	2023	2022	Change
Salaries	$32,397	$31,593	2.5
Officers incentive	4,224	2,656	59.0
Benefits and other	7,425	7,050	5.3
Total salaries and employee benefits	44,046	41,299	6.7
Occupancy, furniture and equipment expense	7,114	6,745	5.5
Computer and data processing	3,064	10,274	(70.2)
FDIC insurance	1,378	1,112	23.9
Net teller & bill paying	1,017	2,741	(62.9)
General bank insurance	611	666	(8.3)
Amortization of core deposit intangible asset	1,242	1,324	(6.2)
Advertising expense	245	376	(34.8)
Card related expense	2,438	1,591	53.2
Legal fees	602	436	38.1
Consulting & management fees	1,310	1,139	15.0
Other real estate owned expense, net	208	75	177.3
Other expense	7,477	7,723	(3.2)
Total noninterest expense	$70,752	$75,501	(6.3)
Efficiency ratio (GAAP)[1]	47.18%	69.81%
Adjusted efficiency ratio (non-GAAP)[2]	47.08%	62.33%

N/M - Not meaningful

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less any BOLI death benefit recorded, net gains or losses on securities and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses and merger-related costs, net of gain on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” starting on page 49 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2023, decreased $4.7 million, or 6.3%, compared to the six months ended June 30, 2022, primarily due to a $7.2 million decrease in computer and data processing due to acquisition related costs incurred during the six months ended June 30, 2022 as the result of our acquisition of West Suburban in December 2021. Salaries and employee benefits increased $2.7 million largely from incentives and merit increases effective during the six months ended June 30, 2023. Occupancy, furniture and equipment increased $369,000, or 5.5%. Net teller & bill paying decreased $1.7 million largely due to acquisition related costs that were incurred during the six months ended June 30, 2022. In addition, FDIC insurance increased $266,000 due to growth in our asset size, a scheduled increase in rates used by the FDIC for assessments, as well as the absence of assessment credits fully utilized in the 2022 year to date period. Finally, card related expense increased $847,000 due to the growth in customer transactions and related volume changes.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2023	2023	2022	2023	2023	2022
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$34,830	$35,922	$37,249	$34,830	$35,922	$37,249
Less amortization of core deposit	618	624	659	618	624	659
Less other real estate expense, net	(98)	306	87	(98)	306	87
Less acquisition related costs, net of losses/(gains) on branch sales	N/A	N/A	N/A	29	(306)	2,132
Noninterest expense less adjustments	$34,310	$34,992	$36,503	$34,281	$35,298	$34,371

Net interest income	$63,580	$64,086	$45,264	$63,580	$64,086	$45,264
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	11	6	6
Securities	N/A	N/A	N/A	355	356	345
Net interest income including adjustments	63,580	64,086	45,264	63,946	64,448	45,615
Noninterest income	8,223	7,350	9,211	8,223	7,350	9,211
Less securities losses	(1,547)	(1,675)	(33)	(1,547)	(1,675)	(33)
Less MSRs mark to market gain (loss)	96	(525)	82	96	(525)	82
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	111	64	19
Noninterest income (excluding) / including adjustments	9,674	9,550	9,162	9,785	9,614	9,181

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$73,254	$73,636	$54,426	$73,731	$74,062	$54,796
Efficiency ratio / Adjusted efficiency ratio	46.84%	47.52%	67.07%	46.49%	47.66%	62.73%

N/A - not applicable

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$70,752	$75,501	$70,752	$75,501
Less amortization of core deposit	1,242	1,324	1,242	1,324
Less other real estate expense, net	208	75	208	75
Less acquisition related costs, net of (gains)/losses on branch sales	N/A	N/A	(277)	7,466
Noninterest expense less adjustments	$69,302	$74,102	$69,579	$66,636

Net interest income	$127,666	$86,496	$127,666	$86,496
Taxable-equivalent adjustment:
Loans	N/A	N/A	17	11
Securities	N/A	N/A	711	695
Net interest income including adjustments	127,666	86,496	128,394	87,202
Noninterest income	15,573	22,674	15,573	22,674
Less securities losses, net	(3,222)	(33)	(3,222)	(33)
Less MSRs mark to market (losses) gains	(429)	3,060	(429)	3,060
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	175	52
Noninterest income (excluding) / including adjustments	19,224	19,647	19,399	19,699

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$146,890	$106,143	$147,793	$106,901
Efficiency ratio / Adjusted efficiency ratio	47.18%	69.81%	47.08%	62.33%

N/A - not applicable

Income Taxes

We recorded income tax expense of $9.4 million for the second quarter of 2023 on $35.0 million of pretax income, compared to income tax expense of $8.4 million on $32.0 million of pretax income in the first quarter of 2023, and income tax expense of $4.4 million on $16.7 million of pretax income in the second quarter of 2022. Our effective tax rate was 26.9% in the second quarter of 2023, 26.3% for the first quarter of 2023, and 26.6% for the second quarter of 2022.

We recorded income tax expense of $17.8 million on $67.0 million of pretax income for the six months ended June 30, 2023, compared to income tax expense of $8.9 million on $33.1 million of pretax income in the like 2022 period. The effective tax rate was 26.6% and 26.7% for the six months ended June 30, 2023 and 2022, respectively.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended June 30, 2023.  We had no valuation reserve on the deferred tax assets as of June 30, 2023.

Financial Condition

Total assets decreased $4.4 million to $5.88 billion at June 30, 2023, from $5.89 billion at December 31, 2022, due primarily to decreases of $2.6 million in cash and cash equivalents, $203.7 million in securities available-for-sale, and $4.9 million in deferred tax assets.  The decrease in securities available-for-sale was primarily due to strategic sales. These decreases were partially offset by increases in net loans of $140.1 million, FHLB and FRB stock held of $16.2 million, and other assets of $50.9 million.  The increase in other assets is due to a timing difference related to a clients transactions effected by overnight sweeps. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.72 billion at June 30, 2023, a decrease of $393.1 million from December 31, 2022, primarily due to seasonal decreases of municipal deposits, and to a lesser extent declines in interest bearing demand accounts, savings, money market, and NOW accounts in 2023.

				June 30, 2023
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Securities available-for-sale, at fair value
U.S. Treasuries	$214,613	$212,129	$214,820	1.2	(0.1)
U.S. government agencies	55,981	56,048	57,896	(0.1)	(3.3)
U.S. government agencies mortgage-backed	115,140	124,990	141,836	(7.9)	(18.8)
States and political subdivisions	229,534	226,128	233,652	1.5	(1.8)
Corporate bonds	4,882	9,622	9,543	(49.3)	(48.8)
Collateralized mortgage obligations	407,495	533,768	641,498	(23.7)	(36.5)
Asset-backed securities	134,319	201,928	259,622	(33.5)	(48.3)
Collateralized loan obligations	173,658	174,746	175,549	(0.6)	(1.1)
Total securities	$1,335,622	$1,539,359	$1,734,416	(13.2)	(23.0)

Securities available-for-sale decreased $203.7 million as of June 30, 2023 compared to December 31, 2022, and decreased $398.8 million compared to June 30, 2022. The decrease in the portfolio during the second quarter of 2023 was driven by securities sales totaling $74.0 million and paydowns totaling $30.9 million. We continue to seek to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				June 30, 2023
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Commercial	$820,027	$840,964	$806,725	(2.5)	1.6
Leases	314,919	277,385	230,677	13.5	36.5
Commercial real estate – investor	1,080,073	987,635	834,395	9.4	29.4
Commercial real estate – owner occupied	824,277	854,879	870,181	(3.6)	(5.3)
Construction	189,058	180,535	170,037	4.7	11.2
Residential real estate – investor	55,935	57,353	61,220	(2.5)	(8.6)
Residential real estate – owner occupied	218,205	219,718	207,836	(0.7)	5.0
Multifamily	383,184	323,691	310,706	18.4	23.3
HELOC	102,058	109,202	120,138	(6.5)	(15.0)
Other [1]	27,789	18,247	13,155	52.3	111.2
Total loans	$4,015,525	$3,869,609	$3,625,070	3.8	10.8

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $4.02 billion as of June 30, 2023, an increase of $145.9 million from December 31, 2022.  The increase in total loans in the first six months of 2023, compared to December 31, 2022, was due primarily to growth in loan originations, net of paydowns, within commercial real estate – investor of $92.4 million, multifamily of $59.5 million and leases of $37.5 million offset by net reductions in commercial real estate – owner occupied of $30.6 million from December 31, 2022.  Total loans increased $390.5 million from June 30, 2022 to June 30, 2023, primarily due to growth in loan originations, net of paydowns, within commercial real estate – investor of $245.7 million, leases of $84.2 million and multifamily of $72.5 million, offset by net reductions in commercial real estate – owner occupied of $45.9 million.  As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 71.0% of the portfolio as of June 30, 2023, compared to 70.6% of the portfolio as of December 31, 2022.  At June 30, 2023, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate were equal to 311.0% of our Tier 1 capital plus allowance for credit losses, an increase from 304.2% at December 31, 2022.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans, and loans 90 days or greater past due.  Prior to January 1, 2023, nonperforming loans also included performing troubled debt restructured loans accruing interest. Nonperforming loans increased by $28.3 million to $61.2 million at June 30, 2023 from $32.9 million at December 31, 2022 and increased $19.1 million from $42.1 million at June 30, 2022. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.5% as of June 30, 2023, 0.9% as of December 31, 2022, and 1.2% as of June 30, 2022.  The distribution of our nonperforming loans is shown in the following table.

				June 30, 2023
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Commercial	$1,544	$7,649	$11,600	(79.8)	(86.7)
Leases	758	1,876	2,005	(59.6)	(62.2)
Commercial real estate – investor	31,613	4,346	8,324	627.4	279.8
Commercial real estate – owner occupied	18,857	8,223	10,670	129.3	76.7
Construction	116	251	1,238	(53.8)	(90.6)
Residential real estate – investor	1,445	1,672	1,092	(13.6)	32.3
Residential real estate – owner occupied	3,660	4,198	3,642	(12.8)	0.5
Multifamily	1,191	2,538	907	(53.1)	31.3
HELOC	2,049	2,158	2,613	(5.1)	(21.6)
Other [1]	-	2	3	(100.0)	(100.0)
Total nonperforming loans	$61,233	$32,913	$42,094	86.0	45.5

1 The “Other” segment includes consumer loans and overdrafts.

The components of our nonperforming assets are shown in the following table.

				June 30, 2023
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Nonaccrual loans	$60,925	$31,602	$35,712	92.8	70.6
Performing troubled debt restructured loans accruing interest [1]	N/A	49	1,108	N/A	N/A
Loans past due 90 days or more and still accruing interest	308	1,262	5,274	(75.6)	(94.2)
Total nonperforming loans	61,233	32,913	42,094	86.0	45.5
Other real estate owned	761	1,561	1,624	(51.2)	(53.1)
Total nonperforming assets	$61,994	$34,474	$43,718	79.8	41.8

30-89 days past due loans and still accruing interest	$12,449	$7,508	$24,681
Nonaccrual loans to total loans	1.5%	0.8%	1.0%
Nonperforming loans to total loans	1.5%	0.9%	1.2%
Nonperforming assets to total loans plus OREO	1.5%	0.9%	1.2%

Allowance for credit losses	$55,314	$49,480	$45,388
Allowance for credit losses to total loans	1.4%	1.3%	1.3%
Allowance for credit losses to nonaccrual loans	90.8%	156.6%	127.1%

N/A – Not applicable

1 As of January 1, 2023, the Company prospectively adopted ASU 2022-02 Topic 326 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”, which eliminated the need for recognition, measurement and disclosure of TDRs going forward.  See Note 1 for further details of ASU 2022-02 adoption.

Loan charge-offs, net of recoveries, for the current quarter, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2023	Total[1]	2023	Total[1]	2022	Total[1]
Commercial	$298	59.0	$(124)	(16.8)	$44	17.6
Leases	(7)	(1.4)	873	118.0	-	-
Commercial real estate – investor	51	10.1	(17)	(2.3)	225	90.0
Commercial real estate – owner occupied	198	39.2	(2)	(0.3)	(7)	(2.8)
Residential real estate – investor	(5)	(1.0)	(19)	(2.6)	(5)	(2.0)
Residential real estate – owner occupied	(36)	(7.1)	(10)	(1.4)	(22)	(8.8)
HELOC	(24)	(4.8)	(29)	(3.9)	(31)	(12.4)
Other [2]	30	6.0	68	9.3	46	18.4
Net charge–offs	$505	100.0	$740	100.0	$250	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $505,000 were recorded for the second quarter of 2023, compared to net charge-offs of $740,000 for the first quarter of 2023, and net charge-offs of $250,000 for the second quarter of 2022, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the second quarter of 2023 were primarily due to charge offs of one commercial real estate-owner occupied loan and one commercial loan totaling $598,000 in aggregate.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				June 30, 2023
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Commercial	$22,245	$26,485	$31,577	(16.0)	(29.6)
Leases	974	1,876	2,005	(48.1)	(51.4)
Commercial real estate – investor	57,041	27,410	30,407	108.1	87.6
Commercial real estate – owner occupied	38,495	40,890	28,715	(5.9)	34.1
Construction	116	1,333	1,238	(91.3)	(90.6)
Residential real estate – investor	1,714	1,714	1,246	-	37.6
Residential real estate – owner occupied	3,660	3,854	3,785	(5.0)	(3.3)
Multifamily	1,191	2,954	1,336	(59.7)	(10.9)
HELOC	2,152	2,411	2,853	(10.7)	(24.6)
Other [1]	-	2	2	(100.0)	(100.0)
Total classified loans	127,588	108,929	103,164	17.1	23.7
Other real estate owned	761	1,561	1,624	(51.2)	(53.1)
Total classified assets	$128,349	$110,490	$104,788	16.2	22.5

1 The “Other” segment includes consumer loans and overdrafts.

Total classified loans increased $18.7 million and classified assets increased $17.9 million as of June 30, 2023 from December 31, 2022. The increase is due to the addition of $29.6 million of classified loans in commercial real estate – investor, primarily due to three large credits, two of which are office buildings and one is an assisted living facility in the first six months of 2023. The increase from June 30, 2022 is primarily due to the same loan additions to commercial real estate – investor. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 20.46% for the period ended June 30, 2023, compared to 18.36% as of December 31, 2022, and 17.79% as of June 30, 2022.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At June 30, 2023, our ACL on loans totaled $55.3 million, and our ACL on unfunded commitments, included in other liabilities, totaled $3.1 million. In the second quarter of 2023, we recorded provision expense on loans of $2.4 million, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, and a $427,000 release of provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation.  These adjustments resulted in a $2.0 million net impact to the provision for credit losses for the second quarter of 2023.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  The ACL on loans totaled $55.3 million as of June 30, 2023, $49.5 million as of December 31, 2022, and $45.4 million as of June 30, 2022.  Our ACL on loans to total loans was 1.4% as of June 30, 2023, compared to 1.3% as of December 31, 2022 and June 30, 2022.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2022 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2023	2023	2022	2023	2022
Allowance at beginning of period	$53,392	$49,480	$44,308	$49,480	$44,281
Charge–offs:
Commercial	380	27	52	407	82
Leases	-	882	-	882	-
Commercial real estate – investor	71	-	243	71	480
Commercial real estate – owner occupied	201	-	-	201	121
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other [1]	81	113	91	194	217
Total charge–offs	733	1,022	386	1,755	900
Recoveries:
Commercial	82	151	8	233	38
Leases	7	9	-	16	-
Commercial real estate – investor	20	17	18	37	41
Commercial real estate – owner occupied	3	2	7	5	15
Construction	-	-	-	-	-
Residential real estate – investor	5	19	5	24	15
Residential real estate – owner occupied	36	10	22	46	105
Multifamily	-	-	-	-	-
HELOC	24	29	31	53	67
Other [1]	51	45	45	96	76
Total recoveries	228	282	136	510	357
Net charge-offs	505	740	250	1,245	543
Provision for credit losses on loans	2,427	4,652	1,330	7,079	1,650
Allowance at end of period	$55,314	$53,392	$45,388	$55,314	$45,388

Average total loans (exclusive of loans held–for–sale)	$4,039,052	$3,931,679	$3,505,806	$3,985,662	$3,452,115
Net charge–offs to average loans	0.05%	0.08%	0.03%	0.06%	0.03%
Allowance at period end to average loans	1.37%	1.36%	1.29%	1.39%	1.31%

1 The “Other” segment includes consumer loans and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 90.3% June 30, 2023, which was a decrease from the coverage ratio of 162.2% as of March 31, 2023 and a decrease from 107.8% as of June 30, 2022.  When measured as a percentage of average loans, our total ACL on loans was 1.39% at June 30, 2023 and 1.31% for the like period of June 30, 2022.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2023, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Continued volatility in the economic environment stemming from the impacts of and response to inflation, potential recession, and the war in Ukraine, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Deposits and Borrowings

				June 30, 2023
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Noninterest bearing demand	$1,897,694	$2,051,702	$2,078,272	(7.5)	(8.7)
Savings	1,050,453	1,145,592	1,199,027	(8.3)	(12.4)
NOW accounts	586,121	609,338	609,558	(3.8)	(3.8)
Money market accounts	731,459	862,170	994,616	(15.2)	(26.5)
Certificates of deposit of less than $100,000	240,848	244,017	268,723	(1.3)	(10.4)
Certificates of deposit of $100,000 through $250,000	148,070	157,438	140,266	(6.0)	5.6
Certificates of deposit of more than $250,000	62,937	40,466	52,393	55.5	20.1
Total deposits	$4,717,582	$5,110,723	$5,342,855	(7.7)	(11.7)

Total deposits were $4.72 billion at June 30, 2023, which reflects a $393.1 million decrease from total deposits of $5.11 billion at December 31, 2022, and a decrease of $625.3 million from total deposits of $5.34 billion at June 30, 2022.  The decrease in deposits at June 30, 2023, compared to December 31, 2022, was primarily due to decreases in non-interest bearing deposits of $154.0 million, savings accounts of $95.1 million and money market accounts of $130.7 million. The decrease in deposits at June 30, 2023, compared to June 30, 2022 was primarily due to decreases in non-interest bearing deposits of $180.6 million, savings accounts of $148.6 million, and money market accounts of $263.2 million.  Total quarterly average deposits decreased $667.2 million, or 12.2%, in the year over year period, driven by declines in our average demand deposits of $199.2 million, and savings, NOW and money markets combined of $435.5 million. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive with significant flows and transfers into investing activities, materially offsetting the significant expansion in those same accounts in the immediate aftermath of the pandemic.

The following table presents estimated insured and uninsured deposits at June 30, 2023 and December 31, 2022 by deposit type, as well as the weighted average rates for each quarter to date ending period.

(Dollars in thousands)	June 30, 2023				December 31, 2022
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,897,694	$1,250,055	$647,639	-%	$2,051,702	$1,327,379	$724,323	-%
Savings	1,050,453	980,137	70,316	0.05	1,145,592	1,065,153	80,439	0.03
NOW accounts	586,121	424,084	162,037	0.19	609,338	453,799	155,539	0.09
Money market accounts	731,459	511,142	220,317	0.52	862,170	588,923	273,247	0.10
Time deposits	451,855	380,312	71,543	0.84	441,921	381,980	59,941	0.31
Total	$4,717,582	$3,545,730	$1,171,852	0.19%	$5,110,723	$3,817,234	$1,293,489	0.06%

Collateralized public funds	$279,360	$15,841	$263,519		$262,318	$15,880	$246,439

Deposits declined 7.7% for the six months ended June 30, 2023, primarily due to retail run off, partially  offset by a seasonal pick up in public fund deposits.  Deposit run off year to date has been very granular, and not necessarily attributable to a few large deposit accounts.  The largest component of deposit increases were seasonal funds from our public fund clients, while the largest reduction in total deposits was driven by retail customers stemming from tax payments, including personal income as well as real estate taxes, and real estate transactions.  In terms of product mix, we observed some migration into time deposits, which was expected due to CD rate specials offered.  Overall, our deposit level has been stable from observation of recent trends and we expect that to continue going forward.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $31.5 million at June 30, 2023, a

$624,000, or 1.9%, decrease from $32.2 million at December 31, 2022. Our excess liquidity on hand during much of 2022 allowed us to fund our short-term liquidity needs with cash on hand. During the third quarter of 2022, we began utilizing short-term borrowings from the FHLBC again. The outstanding balance of our short-term FHLBC borrowings was $485.0 million as of June 30, 2023 and $90.0 million as of December 31, 2022; there were no short-term borrowings outstanding as of June 30, 2022.

We are also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.38% as of June 30, 2023, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017 rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of June 30, 2023, we had $59.3 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed a $45.0 million senior note issuance. The notes had a ten-year term, and included interest payable semiannually at 5.75% for five years. Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points. On June 30, 2023 the senior notes were redeemed in full.  The remaining balance of deferred debt issuance costs of $362,000 related to these senior notes was recognized as interest expense as of June 30, 2023.

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of June 30, 2023, compared to $9.0 million as of December 31, 2022, and $11.0 million as of June 30, 2022. The balance in notes payable was related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of June 30, 2023, total stockholders’ equity was $514.0 million, which was an increase of $52.9 million from $461.1 million as of December 31, 2022.  This increase is primarily attributable to an increase in retained earnings of $44.7 million due to net income of $49.2 million in the first six months of 2023, partially offset by $4.5 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of June 30, 2023 increased over December 31, 2022, due to a reduction in unrealized net losses on available-for-sale securities, which decreased accumulated other comprehensive loss by $6.9 million in the first six months of 2023, due to changes in market interest rates.  Total stockholders’ equity as of June 30, 2023 increased $65.1 million compared to June 30, 2022 due to net income year over year, less the increase in accumulated other comprehensive loss of $20.9 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2023	2022	2022
The Company
Common equity tier 1 capital ratio	7.00%	N/A	10.29%	9.67%	9.35%
Total risk-based capital ratio	10.50%	N/A	13.16%	12.52%	12.27%
Tier 1 risk-based capital ratio	8.50%	N/A	10.80%	10.20%	9.91%
Tier 1 leverage ratio	4.00%	N/A	8.96%	8.14%	7.24%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	11.70%	11.70%	12.24%
Total risk-based capital ratio	10.50%	10.00%	12.83%	12.75%	13.25%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.70%	11.70%	12.24%
Tier 1 leverage ratio	4.00%	5.00%	9.70%	9.32%	8.94%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of June 30, 2023, our capital measures exclude $1.9 million, which is the modified CECL transition adjustment.

As of June 30, 2023, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 7.83% at December 31, 2022, to 8.73% at June 30, 2023. Our GAAP tangible common equity to tangible assets ratio was 7.17% at June 30, 2023, compared to 6.24% as of December 31, 2022.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 6.28% at December 31, 2022, to 7.21% at June 30, 2023, primarily due to an increase in tangible common equity in the second quarter of 2023.  The increase in tangible common equity was due to an increase in retained earnings of $44.7 million and a decrease in accumulated other comprehensive loss of $6.9 million primarily related to a decline in unrealized losses on available-for-sale securities stemming from the changes in market interest rates.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2023		December 31, 2022
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$513,955	$513,955	$461,141	$461,141
Less: Goodwill and intangible assets	98,914	98,914	100,156	100,156
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,487	N/A	2,736
Adjusted goodwill and intangible assets	98,914	96,427	100,156	97,420
Tangible common equity	$415,041	$417,528	$360,985	$363,721
Tangible assets
Total assets	$5,883,942	$5,883,942	$5,888,317	$5,888,317
Less: Adjusted goodwill and intangible assets	98,914	96,427	100,156	97,420
Tangible assets	$5,785,028	$5,787,515	$5,788,161	$5,790,897

Common equity to total assets	8.73%	8.73%	7.83%	7.83%
Tangible common equity to tangible assets	7.17%	7.21%	6.24%	6.28%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the second quarter of 2023, we continued to experience loan growth, while deposits have trended down as clients moved balances to pursue higher yields as well as due to seasonal declines.  We managed the change in our funding through borrowing from the Federal Home Loan Bank of Chicago (“FHLBC”) and sales of securities, which resulted in minimal losses and mitigated our interest rate risk profile.  The bank failures in the first five months of 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of June 30, 2023, our cash on hand liquidity totaled $112.6 million, a decrease of $2.6 million over cash balances held as of December 31, 2022.

Net cash inflows from operating activities were $5.6 million during the first six months of 2023, compared with net cash inflows of $27.1 million in the same period of 2022.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first six months of 2023 compared to a source of inflows for the like period of 2022.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the six months ended June 30, 2023 and for the like period of 2022. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $49.0 million in the six months ended June 30, 2023, compared to net cash outflows of $349.7 million in the same period in 2022.  In the first six months of 2023, securities transactions accounted for net inflows of $210.0 million, and the principal change on loans accounted for net outflows of $144.0 million.  In the first six months of 2022, securities transactions accounted for net outflows of $149.4 million, and principal on loans funded, net of paydowns, accounted for net outflows of $200.0 million.

Net cash outflows from financing activities in the six months ended June 30, 2023, were $57.1 million, compared with net cash outflows of $148.2 million in the six months ended June 30, 2022.  Net deposit outflows in the first six months of 2023 were $392.4 million compared to net deposit outflows of $122.6 million in the first six months of 2022.  Other short-term borrowings had $395.0 million of net cash inflows in the first six months of 2023, compared to no cash inflows or outflows for other short-term borrowings in the first six months of 2022.  Changes in securities sold under repurchase agreements accounted for outflows of $624,000 and outflows of $12.7 million for the six months ended June 30, 2023 and 2022, respectively.  Dividends paid on our common stock totaled $4.5 million in the six months ended June 30, 2023, compared to dividends paid of $4.4 million for the like 2022 period.  The purchase of treasury stock in the first six months of 2023 due to shares acquired with equity award vestings resulted in outflows of $605,000, compared to cash outflows of $400,000 in the first six months of 2022.

Cash and cash equivalents for the six months ended June 30, 2023, totaled $112.6 million, as compared to $115.2 million as of December 31, 2022 and $281.3 million as of June 30, 2022.  The decrease in cash and cash equivalents for the six months ended June 30, 2023 was mainly attributable to loan growth and the payoffs of the remaining balance of the term note and senior notes, as well as seasonal deposit outflows, partially offset by security sales and FHLB advances during the first six months of 2023. The year over year decrease is again driven by loan growth, as well as increased customer use of deposits. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve slowed its pace of aggressive rate hikes in the second quarter of 2023.  The Federal Reserve took a pause at its June 2023 meeting and have implemented a 0.25% hike at the July 2023 meeting, reaching a federal funds rate of 5.25%.  The forward curve has shifted out from prior quarter expectations, as current indications reach a peak in July with flat rates through the remainder of 2023.  The curve also priced in interest rate cuts in 2024, in anticipation of an economic slowdown.  The Federal Reserve’s objective of shrinking its balance sheet has been slower than planned due to slower prepayments on mortgage-backed securities from the lack of refinancing activity, its balance sheet remains large at $8.3 trillion.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.  We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at June 30, 2023 and December 31, 2022 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2022.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.  Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. The presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet mix, and the impact of interest rate movements on earnings and equity.  Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. Recent market events of failed liquidity management at other banks have been reviewed by the asset-liability committee. The committee concluded that we continue to possess a strong liquidity profile and no new liquidity risks were identified.  Prudently, we added new measures to assess liquidity risk and enhanced our reports to segment deposits by insured, uninsured, and collateralized deposits.  Additionally, we monitor the bank’s funding sources and uses on a regular basis.

We also have a Risk Committee, chaired by our Chief Risk Officer, which reports no less than quarterly to senior management as well as our Board of Directors regarding compliance with risk tolerance limits, key risk factor changes, both internally and externally, due to portfolio changes as well as market conditions.  Our enterprise risk management framework is governed by this committee, with input being provided by line of business managers, senior management and the Board.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of June 30, 2023, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  However, we continue to have a less sensitive profile relative to December 31, 2022 due to the impact of interest rate swaps and sales of variable rate securities.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2023
Dollar change	$(37,532)	$(18,699)	$(9,266)	$9,366	$18,873	$37,228
Percent change	(15.0)%	(7.5)%	(3.7)%	3.7%	7.5%	14.9%

December 31, 2022
Dollar change	$(46,800)	$(22,963)	$(11,327)	$11,278	$22,593	$44,482
Percent change	(18.2)%	(8.9)%	(4.4)%	4.4%	8.8%	17.3%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both.  The annual US inflation rate slowed to 3.0% relative to a peak of 9.1% in the year-over-year period ended June 30, 2022.  Management believes the inflation rate will continue to notch down, albeit at a much slower rate than the first half of 2023.  The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile rate environment.  We seek to mitigate the impact of interest rate volatility to the Bank by managing rate sensitive of both assets and liabilities respond to changes in interest rates in a similar time frame and to a similar degree.  Overall, we expect the risk of high inflation has been contained with minimal impact to our results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and (ii) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: August 8, 2023