Form 10-Q
period 2023-09-30
OLD SECOND BANCORP INC
filed 2023-11-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐        No ☒

As of November 3, 2023, the Registrant has 44,697,917 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “should,” “anticipate,” “expect,” “estimate,” “intend,” “believe,” “may,” “likely,” “will,” “forecast,” “project,” “looking forward,” “optimistic,” “hopeful,” “potential,” “progress,” “prospect,” “remain,” “continue,” “trend,” “momentum” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions, including inflation, which may adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	our ability to raise cost-effective funding to support business plans when needed;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	continued increases in FDIC assessment which will continue to increase our cost of doing business;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to the Company’s operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine and the Middle East conflict, essential utility outages, deterioration in the global economy, instability in the credit markets, labor shortages, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$55,548	$56,632
Interest earning deposits with financial institutions	53,485	58,545
Cash and cash equivalents	109,033	115,177
Securities available-for-sale, at fair value	1,229,618	1,539,359
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	35,830	20,530
Loans held-for-sale	2,297	491
Loans	4,029,543	3,869,609
Less: allowance for credit losses on loans	51,729	49,480
Net loans	3,977,814	3,820,129
Premises and equipment, net	76,472	72,355
Other real estate owned	407	1,561
Mortgage servicing rights, at fair value	11,461	11,189
Goodwill	86,478	86,478
Core deposit intangible	11,820	13,678
Bank-owned life insurance (“BOLI”)	108,187	106,608
Deferred tax assets, net	44,051	44,750
Other assets	64,688	56,012
Total assets	$5,758,156	$5,888,317

Liabilities
Deposits:
Noninterest bearing demand	$1,862,659	$2,051,702
Interest bearing:
Savings, NOW, and money market	2,273,671	2,617,100
Time	477,990	441,921
Total deposits	4,614,320	5,110,723
Securities sold under repurchase agreements	25,894	32,156
Other short-term borrowings	435,000	90,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,361	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Other liabilities	65,250	55,642
Total liabilities	5,225,598	5,427,176

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	201,553	202,276
Retained earnings	377,320	310,512
Accumulated other comprehensive loss	(90,619)	(93,124)
Treasury stock	(401)	(3,228)
Total stockholders’ equity	532,558	461,141
Total liabilities and stockholders’ equity	$5,758,156	$5,888,317

	September 30, 2023	December 31, 2022
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,684,987	44,582,311
Treasury shares	20,163	122,839

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$62,665	$46,614	$181,436	$121,209
Loans held-for-sale	29	22	60	111
Securities:
Taxable	8,946	9,116	29,611	21,071
Tax exempt	1,333	1,332	4,007	3,946
Dividends from FHLBC and FRBC stock	597	261	1,273	677
Interest bearing deposits with financial institutions	659	663	1,887	1,714
Total interest and dividend income	74,229	58,008	218,274	148,728
Interest expense
Savings, NOW, and money market deposits	2,558	380	5,449	1,124
Time deposits	1,982	335	3,802	877
Securities sold under repurchase agreements	27	10	43	30
Other short-term borrowings	5,840	44	13,345	44
Junior subordinated debentures	245	285	805	849
Subordinated debentures	547	546	1,639	1,639
Senior notes	-	728	2,408	1,791
Notes payable and other borrowings	-	111	87	309
Total interest expense	11,199	2,439	27,578	6,663
Net interest and dividend income	63,030	55,569	190,696	142,065
Provision for credit losses	3,000	4,500	8,501	5,050
Net interest and dividend income after provision for credit losses	60,030	51,069	182,195	137,015
Noninterest income
Wealth management	2,475	2,280	7,203	7,484
Service charges on deposits	2,504	2,661	7,290	7,063
Secondary mortgage fees	66	81	201	270
Mortgage servicing rights mark to market gain (loss)	281	548	(148)	3,608
Mortgage servicing income	519	514	1,534	1,612
Net gain on sales of mortgage loans	407	449	1,111	1,682
Securities losses, net	(924)	(1)	(4,146)	(34)
Change in cash surrender value of BOLI	919	146	1,579	342
Card related income	2,606	2,653	7,540	8,194
Other income	1,024	2,165	3,286	3,949
Total noninterest income	9,877	11,496	25,450	34,170
Noninterest expense
Salaries and employee benefits	23,115	21,011	67,161	62,310
Occupancy, furniture and equipment	3,506	4,119	10,620	10,864
Computer and data processing	1,922	2,543	4,986	12,817
FDIC insurance	744	659	2,122	1,771
Net teller & bill paying	534	504	1,551	3,245
General bank insurance	300	257	911	923
Amortization of core deposit intangible	616	657	1,858	1,981
Advertising expense	93	83	338	459
Card related expense	1,347	1,453	3,785	3,044
Legal fees	97	212	699	648
Consulting & management fees	549	607	1,859	1,746
Other real estate (income) expense, net	(27)	21	181	96
Other expense	4,627	3,862	12,104	11,585
Total noninterest expense	37,423	35,988	108,175	111,489
Income before income taxes	32,484	26,577	99,470	59,696
Provision for income taxes	8,149	7,054	25,966	15,906
Net income	$24,335	$19,523	$73,504	$43,790

Basic earnings per share	$0.55	$0.43	$1.65	$0.98
Diluted earnings per share	0.54	0.43	1.62	0.97
Dividends declared per share	0.05	0.05	0.15	0.15

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$24,335	$19,523	$73,504	$43,790

Unrealized holding losses on available-for-sale securities arising during the period	(9,062)	(41,163)	(1,212)	(146,477)
Related tax benefit	2,538	11,526	344	41,014
Holding losses, after tax, on available-for-sale securities	(6,524)	(29,637)	(868)	(105,463)

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	(924)	(1)	(4,146)	(34)
Related tax benefit	260	1	1,165	10
Net realized losses after tax	(664)	-	(2,981)	(24)
Other comprehensive (loss) income on available-for-sale securities	(5,860)	(29,637)	2,113	(105,439)

Changes in fair value of derivatives used for cash flow hedges	1,975	(4,868)	560	(2,381)
Related tax (expense) benefit	(548)	1,360	(168)	663
Other comprehensive income (loss) on cash flow hedges	1,427	(3,508)	392	(1,718)

Total other comprehensive (loss) income	(4,433)	(33,145)	2,505	(107,157)
Total comprehensive income (loss)	$19,902	$(13,622)	$76,009	$(63,367)

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, July 1, 2022	$(64,663)	$(581)	$(65,244)
Other comprehensive loss, net of tax	(29,637)	(3,508)	(33,145)
Balance, September 30, 2022	$(94,300)	$(4,089)	$(98,389)

Balance, July 1, 2023	$(80,919)	$(5,267)	$(86,186)
Other comprehensive (loss) income, net of tax	(5,860)	1,427	(4,433)
Balance, September 30, 2023	$(86,779)	$(3,840)	$(90,619)

For the Nine Months Ended
Balance, January 1, 2022	$11,139	$(2,371)	$8,768
Other comprehensive loss, net of tax	(105,439)	(1,718)	(107,157)
Balance, September 30, 2022	$(94,300)	$(4,089)	$(98,389)

Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	2,113	392	2,505
Balance, September 30, 2023	$(86,779)	$(3,840)	$(90,619)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$73,504	$43,790
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	2,506	4,259
Securities losses, net	4,146	34
Provision for credit losses	8,501	5,050
Originations of loans held-for-sale	(39,068)	(65,103)
Proceeds from sales of loans held-for-sale	37,962	69,263
Net gains on sales of mortgage loans	(1,111)	(1,682)
Mortgage servicing rights mark to market loss (gain)	148	(3,608)
Net accretion of discount on loans and unfunded commitments	(2,620)	(5,473)
Net change in cash surrender value of BOLI	(1,579)	(342)
Net gains on sale of other real estate owned	(229)	(163)
Provision for other real estate owned valuation losses	269	104
Depreciation of fixed assets and amortization of leasehold improvements	3,246	3,079
Net gains on disposal and transfer of fixed assets	(636)	(1,872)
Amortization of core deposit intangibles	1,858	1,981
Change in current income taxes receivable	1,070	7,279
Deferred tax expense	(289)	(1,854)
Change in accrued interest receivable and other assets	(10,053)	1,036
Accretion of purchase accounting adjustment on time deposits	(1,004)	(1,207)
Change in accrued interest payable and other liabilities	7,991	3,314
Stock based compensation	2,709	2,176
Net cash provided by operating activities	87,321	60,061
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	104,471	231,483
Proceeds from sales of securities available-for-sale	205,738	3,303
Purchases of securities available-for-sale	(4,186)	(301,649)
Net purchases of FHLBC/FRBC stock	(15,300)	(6,156)
Net change in loans	(164,252)	(443,628)
Proceeds from sales of other real estate owned, net of participations and improvements	1,800	941
Proceeds from disposition of premises and equipment	4,460	12,167
Net purchases of premises and equipment	(8,217)	(2,670)
Cash paid for acquisition, net of cash and cash equivalents acquired	-	(146)
Net cash provided by (used in) investing activities	124,514	(506,355)
Cash flows from financing activities
Net change in deposits	(495,399)	(183,666)
Net change in securities sold under repurchase agreements	(6,262)	(14,840)
Net change in other short-term borrowings	345,000	25,000
Repayment of term note	(9,000)	(3,000)
Net change in notes payable and other borrowings, excluding term note	-	(6,056)
Repayment of senior notes	(45,000)	-
Dividends paid on common stock	(6,713)	(6,650)
Purchase of treasury stock	(605)	(447)
Net cash used in financing activities	(217,979)	(189,659)
Net change in cash and cash equivalents	(6,144)	(635,953)
Cash and cash equivalents at beginning of period	115,177	752,107
Cash and cash equivalents at end of period	$109,033	$116,154

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Three Months Ended

Balance, July 1, 2022	$44,705	$201,282	$271,831	$(65,244)	$(3,670)	$448,904
Net income			19,523			19,523
Other comprehensive loss, net of tax				(33,145)		(33,145)
Dividends declared on common stock, ($0.05 per share)			(2,228)			(2,228)
Vesting of restricted stock		(304)			304	-
Stock based compensation		722				722
Purchase of treasury stock from taxes withheld on stock awards					(62)	(62)
Balance, September 30, 2022	$44,705	$201,700	$289,126	$(98,389)	$(3,428)	$433,714

Balance, July 1, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955
Net income			24,335			24,335
Other comprehensive loss, net of tax				(4,433)		(4,433)
Dividends declared on common stock, ($0.05 per share)			(2,234)			(2,234)
Vesting of restricted stock		(345)			345	-
Stock based compensation		935				935
Balance, September 30, 2023	$44,705	$201,553	$377,320	$(90,619)	$(401)	$532,558

For the Nine Months Ended

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			43,790			43,790
Other comprehensive loss, net of tax				(107,157)		(107,157)
Dividends declared on common stock, ($0.15 per share)			(6,675)			(6,675)
Vesting of restricted stock		(2,919)			2,919	-
Stock based compensation		2,176				2,176
Purchase of treasury stock from taxes withheld on stock awards					(447)	(447)
Balance, September 30, 2022	$44,705	$201,700	$289,126	$(98,389)	$(3,428)	$433,714

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			73,504			73,504
Other comprehensive income, net of tax				2,505		2,505
Dividends declared on common stock, ($0.15 per share)			(6,696)			(6,696)
Vesting of restricted stock		(3,432)			3,432	-
Stock based compensation		2,709				2,709
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, September 30, 2023	$44,705	$201,553	$377,320	$(90,619)	$(401)	$532,558

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.  These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2022.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

The Company formed a LIBOR transition team in 2019 and developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR are identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, met with its commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by Old Second National Bank (the “Bank”) for new loans to ensure appropriate fallback language was included.  We discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems were updated to handle multiple SOFR-based indexes and we planned accordingly for the transition of existing LIBOR exposures as the final LIBOR cessation date was June 30, 2023.  As of September 30, 2023, the Company’s LIBOR transition processes were determined to be completed and alternative index rates are in place.

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

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the third quarter of 2023, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On October 17, 2023, our Board of Directors declared a cash dividend of $0.05 per share payable on November 6, 2023, to stockholders of record as of October 27, 2023; dividends of $2.2 million are scheduled to be paid to stockholders on November 6, 2023.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $20.9 million at September 30, 2023, and $5.6 million at December 31, 2022.  FRBC stock was recorded at $14.9 million at September 30, 2023 and December 31, 2022.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2023, and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,481	$-	$(7,704)	$216,777
U.S. government agencies	60,197	-	(4,376)	55,821
U.S. government agencies mortgage-backed	122,653	-	(18,084)	104,569
States and political subdivisions	240,107	142	(20,149)	220,100
Corporate bonds	5,000	-	(39)	4,961
Collateralized mortgage obligations	450,470	54	(63,845)	386,679
Asset-backed securities	71,241	-	(4,325)	66,916
Collateralized loan obligations	175,995	10	(2,210)	173,795
Total securities available-for-sale	$1,350,144	$206	$(120,732)	$1,229,618

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,054	$-	$(11,925)	$212,129
U.S. government agencies	61,178	-	(5,130)	56,048
U.S. government agencies mortgage-backed	140,588	-	(15,598)	124,990
States and political subdivisions	239,999	363	(14,234)	226,128
Corporate bonds	10,000	-	(378)	9,622
Collateralized mortgage obligations	596,336	1	(62,569)	533,768
Asset-backed securities	210,388	6	(8,466)	201,928
Collateralized loan obligations	180,276	-	(5,530)	174,746
Total securities available-for-sale	$1,662,819	$370	$(123,830)	$1,539,359

1 Excludes accrued interest receivable of $6.7 million and $6.8 million at September 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2023, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$49,989	0.64%	$49,804
Due after one year through five years	253,955	1.17	241,430
Due after five years through ten years	60,975	2.92	53,882
Due after ten years	164,866	3.11	152,543
	529,785	1.92	497,659
Mortgage-backed and collateralized mortgage obligations	573,123	2.29	491,248
Asset-backed securities	71,241	4.24	66,916
Collateralized loan obligations	175,995	7.21	173,795
Total securities available-for-sale	$1,350,144	3.00%	$1,229,618

At September 30, 2023, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	5	$7,704	$216,777	5	$7,704	$216,777
U.S. government agencies	-	-	-	9	4,376	55,821	9	4,376	55,821
U.S. government agencies mortgage-backed	-	-	-	128	18,084	104,569	128	18,084	104,569
States and political subdivisions	44	3,232	110,511	30	16,917	104,582	74	20,149	215,093
Corporate bonds	-	-	-	1	39	4,961	1	39	4,961
Collateralized mortgage obligations	2	14	756	146	63,831	379,159	148	63,845	379,915
Asset-backed securities	-	-	-	19	4,325	66,916	19	4,325	66,916
Collateralized loan obligations	-	-	-	33	2,210	170,803	33	2,210	170,803
Total securities available-for-sale	46	$3,246	$111,267	371	$117,486	$1,103,588	417	$120,732	$1,214,855

	Less than 12 months			12 months or more
December 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$1,025	$24,121	4	$10,900	$188,008	5	$11,925	$212,129
U.S. government agencies	-	-	-	9	5,130	56,048	9	5,130	56,048
U.S. government agencies mortgage-backed	15	975	11,369	117	14,623	113,621	132	15,598	124,990
States and political subdivisions	45	5,800	128,770	15	8,434	48,877	60	14,234	177,647
Corporate bonds	-	-	-	2	378	9,622	2	378	9,622
Collateralized mortgage obligations	80	12,895	180,624	120	49,674	348,880	200	62,569	529,504
Asset-backed securities	30	3,030	121,915	21	5,436	79,659	51	8,466	201,574
Collateralized loan obligations	23	3,579	112,772	11	1,951	61,974	34	5,530	174,746
Total securities available-for-sale	194	$27,304	$579,571	299	$96,526	$906,689	493	$123,830	$1,486,260

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value.  We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years.  No credit losses were determined to be present as of September 30, 2023, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the third quarter of 2023.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents net realized losses on securities available-for-sale for three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2023	2022	2023	2022
Proceeds from sales of securities	$65,572	$-	$205,738	$3,303
Gross realized losses on securities	(924)	(1)	(4,146)	(34)
Net realized losses	$(924)	$(1)	$(4,146)	$(34)
Income tax benefit on net realized losses	$260	$1	$1,165	$10
Effective tax rate applied	28.1%	N/M	28.1%	29.4%

N/M - Not meaningful

As of September 30, 2023, securities valued at $808.7 million were pledged for borrowings, and for other purposes, an increase from $547.8 million of securities pledged at year-end 2022.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	September 30, 2023	December 31, 2022
Commercial	$834,877	$840,964
Leases	354,827	277,385
Commercial real estate – investor	1,047,122	987,635
Commercial real estate – owner occupied	809,050	854,879
Construction	202,546	180,535
Residential real estate – investor	53,762	57,353
Residential real estate – owner occupied	227,446	219,718
Multifamily	372,020	323,691
HELOC	102,055	109,202
Other [1]	25,838	18,247
Total loans	4,029,543	3,869,609
Allowance for credit losses on loans	(51,729)	(49,480)
Net loans [2]	$3,977,814	$3,820,129

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $19.2 million and $15.9 million at September 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 69.8% and 70.6% of the portfolio at September 30, 2023, and December 31, 2022, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2023 and 2022:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2023
Commercial	$11,532	$(1,025)	$20	$12	$10,499
Leases	2,690	(193)	-	95	2,592
Commercial real estate – investor	20,031	4,726	6,774	20	18,003
Commercial real estate – owner occupied	12,562	(154)	35	12	12,385
Construction	1,179	(39)	-	100	1,240
Residential real estate – investor	743	(55)	-	3	691
Residential real estate – owner occupied	1,868	(36)	-	25	1,857
Multifamily	2,737	(165)	-	-	2,572
HELOC	1,694	(77)	-	35	1,652
Other	278	30	107	37	238
Total	$55,314	$3,012	$6,936	$339	$51,729

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2023
Commercial	$11,968	$(1,287)	$427	$245	$10,499
Leases	2,865	498	882	111	2,592
Commercial real estate – investor	10,674	14,117	6,845	57	18,003
Commercial real estate – owner occupied	15,001	(2,397)	236	17	12,385
Construction	1,546	(406)	-	100	1,240
Residential real estate – investor	768	(104)	-	27	691
Residential real estate – owner occupied	2,046	(260)	-	71	1,857
Multifamily	2,453	119	-	-	2,572
HELOC	1,806	(242)	-	88	1,652
Other	353	53	301	133	238
Total	$49,480	$10,091	$8,691	$849	$51,729

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2022
Commercial	$14,114	$(919)	$67	$47	$13,175
Leases	1,736	(24)	178	-	1,534
Commercial real estate – investor	9,436	256	124	19	9,587
Commercial real estate – owner occupied	11,478	3,618	12	87	15,171
Construction	1,535	9	-	-	1,544
Residential real estate – investor	661	147	-	8	816
Residential real estate – owner occupied	1,869	149	-	113	2,131
Multifamily	2,434	33	-	63	2,530
HELOC	1,542	386	-	35	1,963
Other	583	(128)	103	44	396
Total	$45,388	$3,527	$484	$416	$48,847

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
Allowance for credit losses	Beginning	(Release of)			Ending
Nine months ended September 30, 2022	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$11,751	$1,488	$149	$85	$13,175
Leases	3,480	(1,768)	178	-	1,534
Commercial real estate – investor	10,795	(664)	604	60	9,587
Commercial real estate – owner occupied	4,913	10,289	133	102	15,171
Construction	3,373	(1,829)	-	-	1,544
Residential real estate – investor	760	33	-	23	816
Residential real estate – owner occupied	2,832	(919)	-	218	2,131
Multifamily	3,675	(1,208)	-	63	2,530
HELOC	2,510	(649)	-	102	1,963
Other	192	404	320	120	396
Total	$44,281	$5,177	$1,384	$773	$48,847

At September 30, 2023, our allowance for credit losses (“ACL”) on loans totaled $51.7 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.9 million including related purchase accounting adjustments.  During the first nine months of 2023, we recorded net provision expense of $8.5 million based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, loan growth of approximately $160.0 million, downward risk rating migration including an increased reserve on loans individually analyzed, and our assessment of estimated future credit losses. The ACL on loans excludes $2.7 million, $4.3 million and $4.4 million of allowance for unfunded commitments as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively, recorded within Other Liabilities.  The total ACL on unfunded commitments listed as of September 30, 2023, December 31, 2022, and September 30, 2022 excludes the purchase accounting adjustment of $149,000, $819,000, and $1.0 million, respectively, recorded due to our acquisition of West Suburban, which is also recorded within Other Liabilities, and is being accreted in interest income over the estimated life of the unused commitments.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure will be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-values. Exceptions to this policy would include loans with guarantors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $55.8 million and $50.5 million of collateral dependent loans secured by real estate or business assets as of September 30, 2023, and December 31, 2022, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of September 30, 2023 and December 31, 2022:

		Accounts				ACL
September 30, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$849	$679	$-	$-	$1,528	$2
Leases	-	-	339	-	339	339
Commercial real estate – investor	26,724	-	-	-	26,724	4,848
Commercial real estate – owner occupied	17,636	-	-	-	17,636	4,201
Construction	7,206	-	-	-	7,206	-
Residential real estate – investor	32	-	-	-	32	-
Residential real estate – owner occupied	1,679	-	-	-	1,679	-
Multifamily	568	-	-	-	568	-
HELOC	39	-	-	-	39	-
Total	$54,733	$679	$339	$-	$55,751	$9,390

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$883	$5,915	$-	$364	$7,162	$569
Leases	-	-	1,248	-	1,248	1,248
Commercial real estate – investor	16,576	-	-	-	16,576	2,875
Commercial real estate – owner occupied	19,188	-	-	2,310	21,498	5,808
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,817	-	-	-	1,817	244
Multifamily	1,322	-	-	-	1,322	-
HELOC	180	-	-	-	180	-
Total	$40,641	$5,915	$1,248	$2,674	$50,478	$10,744

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,829	$1,874	$1,052	$4,755	$830,122	$834,877	$979
Leases	2,502	-	157	2,659	352,168	354,827	-
Commercial real estate – investor	2,205	16,728	16,116	35,049	1,012,073	1,047,122	-
Commercial real estate – owner occupied	15,232	120	1,879	17,231	791,819	809,050	-
Construction	118	200	7,206	7,524	195,022	202,546	-
Residential real estate – investor	252	-	277	529	53,233	53,762	140
Residential real estate – owner occupied	735	419	1,820	2,974	224,472	227,446	-
Multifamily	713	127	-	840	371,180	372,020	-
HELOC	646	88	259	993	101,062	102,055	90
Other	-	-	-	-	25,838	25,838	-
Total	$24,232	$19,556	$28,766	$72,554	$3,956,989	$4,029,543	$1,209

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3	$1,012	$825	$1,840	$839,124	$840,964	$460
Leases	447	22	614	1,083	276,302	277,385	-
Commercial real estate – investor	3,276	1,276	4,315	8,867	978,768	987,635	-
Commercial real estate – owner occupied	373	113	2,211	2,697	852,182	854,879	173
Construction	14	-	116	130	180,405	180,535	-
Residential real estate – investor	445	-	987	1,432	55,921	57,353	144
Residential real estate – owner occupied	1,191	-	2,232	3,423	216,295	219,718	485
Multifamily	267	361	1,322	1,950	321,741	323,691	-
HELOC	291	90	392	773	108,429	109,202	-
Other	19	-	-	19	18,228	18,247	-
Total	$6,326	$2,874	$13,014	$22,214	$3,847,395	$3,869,609	$1,262

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table presents all nonaccrual loans as of September 30, 2023, and December 31, 2022:

Nonaccrual loan detail	September 30, 2023	With no ACL	December 31, 2022	With no ACL
Commercial	$2,167	$2,167	$7,189	$6,598
Leases	377	38	1,876	-
Commercial real estate – investor	26,724	11,786	4,346	4,244
Commercial real estate – owner occupied	18,290	3,833	8,050	3,813
Construction	7,206	7,206	251	-
Residential real estate – investor	1,362	1,362	1,528	675
Residential real estate – owner occupied	3,627	3,627	3,713	1,572
Multifamily	1,141	1,141	2,538	1,322
HELOC	1,222	1,222	2,109	180
Other	-	-	2	-
Total	$62,116	$32,382	$31,602	$18,404

The Company recognized $189,000 and $304,000 of interest on nonaccrual loans during the three months and nine months ended September 30, 2023, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at September 30, 2023 were as follows:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$215,492	$187,682	$41,464	$13,359	$10,676	$4,315	$311,562	$1,379	$785,929
Special Mention	-	500	244	-	51	-	29,855	-	30,650
Substandard	-	79	1,381	2,735	9,689	-	4,414	-	18,298
Total commercial	215,492	188,261	43,089	16,094	20,416	4,315	345,831	1,379	834,877

Leases
Pass	151,691	125,092	$47,808	17,522	9,545	2,595	-	-	354,253
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	339	-	-	235	-	-	-	574
Total leases	151,691	125,431	47,808	17,522	9,780	2,595	-	-	354,827

Commercial real estate – investor
Pass	176,779	341,597	203,972	111,333	59,770	67,264	8,148	-	968,863
Special Mention	-	12,866	11,267	-	-	-	-	-	24,133
Substandard	10,964	11,787	1,950	7,748	9,278	-	12,399	-	54,126
Total commercial real estate – investor	187,743	366,250	217,189	119,081	69,048	67,264	20,547	-	1,047,122

Commercial real estate – owner occupied
Pass	105,963	139,223	181,543	78,750	54,909	101,396	33,258	-	695,042
Special Mention	1,758	11,722	18,180	26,480	222	354	-	-	58,716
Substandard	-	14,994	19,926	1,142	18,811	419	-	-	55,292
Total commercial real estate – owner occupied	107,721	165,939	219,649	106,372	73,942	102,169	33,258	-	809,050

Construction
Pass	26,529	75,698	56,217	19,531	1,837	1,155	3,699	-	184,666
Special Mention	305	312	-	-	-	-	-	-	617
Substandard	-	7,206	-	10,057	-	-	-	-	17,263
Total construction	26,834	83,216	56,217	29,588	1,837	1,155	3,699	-	202,546

Residential real estate – investor
Pass	3,310	14,560	8,954	6,317	7,116	10,519	1,417	-	52,193
Special Mention	-	-	67	-	-	-	-	-	67
Substandard	-	398	-	-	418	686	-	-	1,502
Total residential real estate – investor	3,310	14,958	9,021	6,317	7,534	11,205	1,417	-	53,762

Residential real estate – owner occupied
Pass	26,371	41,915	41,439	26,544	15,147	71,637	766	-	223,819
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	122	-	90	686	2,729	-	-	3,627
Total residential real estate – owner occupied	26,371	42,037	41,439	26,634	15,833	74,366	766	-	227,446

Multifamily
Pass	69,947	79,689	101,878	57,792	12,391	42,603	382	-	364,682
Special Mention	-	170	3,505	326	1,656	540	-	-	6,197
Substandard	-	887	-	-	-	254	-	-	1,141
Total multifamily	69,947	80,746	105,383	58,118	14,047	43,397	382	-	372,020

HELOC
Pass	1,765	2,760	211	1,443	1,631	2,494	90,317	-	100,621
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	39	27	1	1	-	106	1,260	-	1,434
Total HELOC	1,804	2,787	212	1,444	1,631	2,600	91,577	-	102,055

Other
Pass	4,461	2,068	1,415	223	151	88	17,432		25,838
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	-	-	-	-	-	-		-
Total other	4,461	2,068	1,415	223	151	88	17,432	-	25,838

Total loans
Pass	782,308	1,010,284	684,901	332,814	173,173	304,066	466,981	1,379	3,755,906
Special Mention	2,063	25,570	33,263	26,806	1,929	894	29,855	-	120,380
Substandard	11,003	35,839	23,258	21,773	39,117	4,194	18,073	-	153,257
Total loans	$795,374	$1,071,693	$741,422	$381,393	$214,219	$309,154	$514,909	$1,379	$4,029,543

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the nine months ended September 30, 2023 were as follows:

Current period gross charge-offs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial	$-	-	17	364	-	46	$-	$-	$427
Leases	-	870	-	-	12	-	-	-	882
Commercial real estate – investor	-	4,121	71	2,653	-	-	-	-	6,845
Commercial real estate – owner occupied	-	22	178	4	-	32	-	-	236
Construction	-	-	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-	-	-
Other	-	3	26	7	-	265	-	-	301
Total	$-	$5,016	$292	$3,028	$12	$343	-	-	$8,691

The Company had $176,000 and $600,000 in residential real estate loans in the process of foreclosure as of September 30, 2023 and December 31, 2022, respectively.

As of January 1, 2023, the Company prospectively adopted ASU 2022-02, Topic 326 “Troubled Debt Restructuring (“TDRs”) and Vintage Disclosures”, see Note 1. Fifteen loans, totaling $43.0 million in aggregate, were modified which were experiencing financial difficulty during the nine-month period ending September 30, 2023.  There were no TDR loan modifications for the three months ended September 30, 2022, and there were two TDR loan modifications for an aggregate of $39,000 for the nine months ended September 30, 2022.  TDRs were classified as being in default on a case-by-case basis when they failed to be in compliance with the modified terms.  There were no financial difficulty loans modified in payment default as of September 30, 2023 and was no TDR default activity for the period ended September 30, 2023, for loans that were restructured within the prior 12-month period.

The following table presents the amortized costs basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the period ended September 30, 2023 by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to amortized costs basis of each class of financing receivable is also presented below.

September 30, 2023	Term Extension	Combination - Term Extension and Interest Rate Reduction	Combination - Term Extension and Payment Delay	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$1,713	$979	$-	$2,692	0.3%
Commercial real estate – investor	12,755	-	10,608	23,363	2.2%
Commercial real estate – owner occupied	16,218	-	-	16,218	2.0%
Residential real estate – owner occupied	437	-	-	437	0.2%
Multifamily	254	-	-	254	0.1%
HELOC	39	-	-	39	0.0%
Total	$31,416	$979	$10,608	$43,003	1.1%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following table presents the performance of loans that have been modified as of September 30, 2023.

September 30, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loan Modified
Commercial	$-	$-	$979	$979	$1,713	$2,692
Commercial real estate – investor	-	-	-	-	23,363	23,363
Commercial real estate – owner occupied	-	-	-	-	16,218	16,218
Residential real estate – owner occupied	-	-	-	-	437	437
Multifamily	-	-	-	-	254	254
HELOC	-	-	-	-	39	39
Total	$-	$-	$979	$979	$42,024	$43,003

The following table summarizes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended September 30, 2023. The Company had two Commercial real estate – investor loans that had a payment modification, one changed to a single payment at maturity and the other changed from principal and interest to interest only until maturity.

September 30, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.74	5.00%	-
Commercial real estate – investor	9.81	-	7.17
Commercial real estate – owner occupied	14.00	-	-
Residential real estate – owner occupied	2.00	-	-
Multifamily	16.00	-	-
HELOC	24.00	-	-
Total	11.17	5.00%	7.17

Note 5 – Deposits

Major classifications of deposits were as follows:

	September 30, 2023	December 31, 2022
Noninterest bearing demand	$1,862,659	$2,051,702
Savings	1,003,498	1,145,592
NOW accounts	567,997	609,338
Money market accounts	702,176	862,170
Certificates of deposit of less than $100,000	248,272	244,017
Certificates of deposit of $100,000 through $250,000	162,901	157,438
Certificates of deposit of more than $250,000	66,817	40,466
Total deposits	$4,614,320	$5,110,723

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Borrowings

The following table is a summary of borrowings as of September 30, 2023 and December 31, 2022.  Junior subordinated debentures are discussed in more detail in Note 7.

	September 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$25,894	$32,156
Other short-term borrowings	435,000	90,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,361	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Total borrowings	$546,028	$260,811
[1] See Note 7: Junior Subordinated Debentures

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $25.9 million at September 30, 2023, and $32.2 million at December 31, 2022.  The fair value of the pledged collateral was $43.8 million at September 30, 2023, and $71.4 million at December 31, 2022.  At September 30, 2023, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2023, the Bank had $435.0 million in short-term advances outstanding under the FHLBC.  There were $90.0 million in short-term advances as of December 31, 2022. FHLBC stock held at September 30, 2023 was valued at $20.9 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.47 billion, which carried a FHLBC-calculated combined collateral value of $1.02 billion.  The Company had excess collateral of $581.7 million available to secure borrowings at September 30, 2023.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of September 30, 2023 and December 31, 2022, we had $59.4 million and $59.3 million of subordinated debentures outstanding, net of deferred issuance costs, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 3.77% and 4.39% for the quarters ended September 30, 2023 and September 30, 2022, respectively.  The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the junior subordinated debentures were $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2023, 975,712 shares remained available for issuance under the 2019 Plan.  The Company has granted only restricted stock units under the 2019 Equity Plan.

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

Awards of restricted stock under the 2019 Plan generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the 2019 Plan are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were 240,149 and 268,160 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2023 and September 30, 2022, respectively.  Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2019 Plan was $2.7 million for the nine months ended September 30, 2023 and $2.3 million for the nine months ended September 30, 2022.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2023, is as follows:

	September 30, 2023
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	649,210	$12.84
Granted	240,149	17.02
Vested	(137,534)	12.53
Forfeited	(15,191)	14.25
Unvested at September 30	736,634	$14.23

Total unrecognized compensation cost of restricted awards was $5.0 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.87 years.

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Weighted-average common shares outstanding	44,675,489	44,565,626	44,653,451	44,509,072
Net income	$24,335	$19,523	$73,504	$43,790
Basic earnings per share	$0.55	$0.43	$1.65	$0.98

Diluted earnings per share:
Weighted-average common shares outstanding	44,675,489	44,565,626	44,653,451	44,509,072
Dilutive effect of unvested restricted awards [1]	752,920	655,915	736,767	698,920
Diluted average common shares outstanding	45,428,409	45,221,541	45,390,218	45,207,992

Net Income	$24,335	$19,523	$73,504	$43,790
Diluted earnings per share	$0.54	$0.43	$1.62	$0.97

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2023, the Bank exceeded those thresholds.

At September 30, 2023, the Bank’s Tier 1 capital leverage ratio was 10.43%, an increase of 111 basis points from December 31, 2022, and is above the 8.00% objective.  The Bank’s total capital ratio was 13.57%, an increase of 82 basis points from December 31, 2022, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$530,368	11.00%	$337,507	7.00%	N/A	N/A
Old Second Bank	601,999	12.49	337,389	7.00	$313,290	6.50%
Total capital to risk weighted assets
Consolidated	667,182	13.84	506,171	10.50	N/A	N/A
Old Second Bank	653,813	13.57	505,898	10.50	481,808	10.00
Tier 1 capital to risk weighted assets
Consolidated	555,368	11.52	409,777	8.50	N/A	N/A
Old Second Bank	601,999	12.49	409,687	8.50	385,588	8.00
Tier 1 capital to average assets
Consolidated	555,368	9.62	230,922	4.00	N/A	N/A
Old Second Bank	601,999	10.43	230,872	4.00	288,590	5.00

December 31, 2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$457,206	9.67%	$330,966	7.00%	N/A	N/A
Old Second Bank	552,404	11.70	330,498	7.00	$306,891	6.50%
Total capital to risk weighted assets
Consolidated	592,039	12.52	496,518	10.50	N/A	N/A
Old Second Bank	602,237	12.75	495,960	10.50	472,343	10.00
Tier 1 capital to risk weighted assets
Consolidated	482,206	10.20	401,838	8.50	N/A	N/A
Old Second Bank	552,404	11.70	401,319	8.50	377,712	8.00
Tier 1 capital to average assets
Consolidated	482,206	8.14	236,956	4.00	N/A	N/A
Old Second Bank	552,404	9.32	237,083	4.00	296,354	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of September 30, 2023, the capital measures of the Company exclude $1.9 million, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of September 30, 2023, the Bank had capacity to pay dividends of $70.4 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

During the nine-month period ended September 30, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3. There were no transfers between levels at September 30, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2023 and December 31, 2022, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$216,777	$-	$-	$216,777
U.S. government agencies	-	55,821	-	55,821
U.S. government agencies mortgage-backed	-	104,569	-	104,569
States and political subdivisions	-	206,034	14,066	220,100
Corporate bonds	-	4,961	-	4,961
Collateralized mortgage obligations	-	386,679	-	386,679
Asset-backed securities	-	66,916	-	66,916
Collateralized loan obligations	-	173,795	-	173,795
Loans held-for-sale	-	2,297	-	2,297
Mortgage servicing rights	-	-	11,461	11,461
Interest rate swap agreements, including risk participation agreement	-	9,028	-	9,028
Mortgage banking derivatives	-	37	-	37
Total	$216,777	$1,010,137	$25,527	$1,252,441

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$14,293	$-	$14,293
Total	$-	$14,293	$-	$14,293

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$212,129	$-	$-	$212,129
U.S. government agencies	-	56,048	-	56,048
U.S. government agencies mortgage-backed	-	124,990	-	124,990
States and political subdivisions	-	211,899	14,229	226,128
Corporate bonds	-	9,622	-	9,622
Collateralized mortgage obligations	-	526,998	6,770	533,768
Asset-backed securities	-	186,916	15,012	201,928
Collateralized loan obligations	-	174,746	-	174,746
Loans held-for-sale	-	491	-	491
Mortgage servicing rights	-	-	11,189	11,189
Interest rate swap agreements	-	6,516	-	6,516
Mortgage banking derivatives	-	76	-	76
Total	$212,129	$1,298,302	$47,200	$1,557,631

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,265	$-	$12,265
Total	$-	$12,265	$-	$12,265

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$15,012	$6,770	$14,229	$11,189
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(99)	232
Included in other comprehensive income	226	(6)	(132)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	406	-
Issuances	-	-	-	420
Settlements	(342)	-	(338)	(380)
Ending balance September 30, 2023	$-	$-	$14,066	$11,461

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Nine Months Ended September 30, 2022
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2022	$15,236	$7,097
Total gains or losses
Included in earnings	(98)	4,384
Included in other comprehensive income	(1,333)	-
Purchases, issuances, sales, and settlements
Issuances	519	756
Settlements	(1,015)	(776)
Ending balance September 30, 2022	$13,309	$11,461

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,066	Discounted Cash Flow	Discount Rate	3.5 – 5.9%	4.3%
			Liquidity Premium	0.3 – 0.5%	0.5%

Mortgage servicing rights	$11,461	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 16.4%	6.2%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,229	Discounted Cash Flow	Discount Rate	2.3 – 5.8%	4.4%
			Liquidity Premium	0.3 – 0.5%	0.5%

Collateralized mortgage obligations	$6,770	Discounted Cash Flow	Discount Rate	7.0 – 7.0%	7.0%

Asset-backed securities	$15,012	Discounted Cash Flow	Discount Rate	6.2 – 6.5%	6.3%

Mortgage servicing rights	$11,189	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	3.6 – 27.3%	6.2%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated loans and OREO.  For assets measured at fair value on a nonrecurring basis at

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

September 30, 2023 and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$63,322	$63,322
Other real estate owned, net[2]	-	-	407	407
Total	$-	$-	$63,729	$63,729

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $82.0 million and a valuation allowance of $18.7 million resulting in an increase of specific allocations within the allowance for credit losses on loans of $1.0 million for the nine months ended September 30, 2023.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $407,000 at September 30, 2023, which is made up of the outstanding balance of $525,000, and a valuation allowance of $118,000.

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

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. At September 30, 2023 and December 31, 2022, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,548	$55,548	$55,548	$-	$-
Interest earning deposits with financial institutions	53,485	53,485	53,485	-	-
Securities available-for-sale	1,229,618	1,229,618	216,777	998,775	14,066
FHLBC and FRBC stock	35,830	35,830	-	35,830	-
Loans held-for-sale	2,297	2,297	-	2,297	-
Net loans	3,977,814	3,855,774	-	-	3,855,774
Mortgage servicing rights	11,641	11,641	-	-	11,641
Interest rate swap agreements	8,980	8,980	-	8,980	-
Interest rate lock commitments and forward contracts	37	37	-	37	-
Interest receivable on securities and loans	25,921	25,921	-	25,921	-

Financial liabilities:
Noninterest bearing deposits	$1,862,659	$1,862,659	$1,862,659	$-	$-
Interest bearing deposits	2,751,661	2,738,632	-	2,738,632	-
Securities sold under repurchase agreements	25,894	25,894	-	25,894	-
Other short-term borrowings	435,000	435,000	-	435,000	-
Junior subordinated debentures	25,773	19,072	-	19,072	-
Subordinated debentures	59,361	46,161	-	46,161	-
Senior notes	-	-	-	-	-
Note payable and other borrowings	-	-	-	-	-
Interest rate swap agreements	14,293	14,293	-	14,293	-
Interest payable on deposits and borrowings	3,066	3,066	-	3,066	-

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income, net of tax. The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income or interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received on the variable rate loan pools or paid on the Company’s fixed-rate borrowings.

Interest rate swaps with notional amounts totaling $300.0 million and $250.0 million as of September 30, 2023 and December 31, 2022, respectively, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of September 30, 2023 and December 31, 2022, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $7.0 million will be reclassified as an increase to interest income and an additional $708,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of September 30, 2023 and December 31, 2022 were $105.6 million and $110.6 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At September 30, 2023 and December 31, 2022, the Company had $9.2 million and $11.2 million of cash collateral pledged with two correspondent financial institutions, respectively. The Company held $8.1 million and $5.3 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the years presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2023 through September 30, 2023, or during 2022. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at September 30, 2023 and December 31, 2022 was $7.6 million and $5.3 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of September 30, 2023 and December 31, 2022.

Fair Value of Derivative Instruments

			September 30, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	4,517	Other Liabilities	9,830
Total derivatives designated as hedging instruments				4,517		9,830

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	105,558	Other Assets	4,463	Other Liabilities	4,463
Interest rate lock commitments and forward contracts	28	7,613	Other Assets	37	Other Liabilities	-
Other contracts	4	44,892	Other Assets	48	Other Liabilities	-
Total derivatives not designated as hedging instruments				4,548		4,463

			December 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,737	Other Liabilities	8,610
Total derivatives designated as hedging instruments				2,737		8,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	21	110,647	Other Assets	3,654	Other Liabilities	3,654
Interest rate lock commitments and forward contracts	28	5,298	Other Assets	76	Other Liabilities	-
Other contracts	4	43,699	Other Assets	125	Other Liabilities	1
Total derivatives not designated as hedging instruments				3,855		3,655

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $3.8 million as of September 30, 2023, and $4.1 million as of September 30, 2022.  The amount of the loss reclassified from AOCI to net interest income on the income statement was $3.9 million for the nine months ended September 30, 2023 and $15,000 of gain for the nine months ended September 30, 2022.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2023, and December 31, 2022.

The following table is a summary of letter of credit commitments:

	September 30, 2023			December 31, 2022
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$173	$16,543	$16,716	$3,514	$15,365	$18,879
Performance standby	353	15,733	16,086	3,161	13,989	17,150
	526	32,276	32,802	6,675	29,354	36,029
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$526	$32,343	$32,869	$6,675	$29,421	$36,096

Unused loan commitments:	$146,201	$710,271	$856,472	$139,070	$860,255	$999,325

As of September 30, 2023, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the second quarter of 2023, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.7 million, excluding a $149,000 purchase accounting adjustment on unfunded commitments recorded from our West Suburban acquisition, which is being accreted to interest income over the estimated life of the unused commitments.  The resultant decrease in the ACL for unfunded commitments of $235,000 for the third quarter of 2023, compared to the prior quarter end, is primarily related to a $223,000 decrease by accretion to interest income of the purchase accounting adjustment, as well as adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation, resulting in a $12,000 reduction.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, and our financial condition at September 30, 2023, compared to December 31, 2022.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2022.  The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2023 and 2022 amounts are unaudited.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by noninterest income, such as service charges, wealth management fees, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other noninterest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses and provision for credit losses.

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

As of September 30, 2023, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

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

Recent Banking Events

There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the bank closures during 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessment. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We have access but have not received or requested funds from this Program and, though we do have access to the Federal Reserve Discount Window, we have not accessed these funds and have an unused capacity of $18.7 million at September 30, 2023. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Financial Overview

Net income for the third quarter of 2023 was $24.3 million, or $0.54 per diluted share, compared to $19.5 million, or $0.43 per diluted share, for the third quarter of 2022. The increase was primarily due to growth in our loan portfolio and higher loan and security yields, partially offset by increased funding costs and increased other short-term borrowing, which resulted in growth in net interest income.  Noninterest income decreased in the third quarter of 2023, compared to the like quarter of 2022, as a result of net losses on security sales and a reduction in mortgage banking revenues.  An increase was also noted in noninterest expense for the current quarter, primarily due to higher salaries and employee benefits and $629,000 of liquidation and deconversion costs incurred in the third quarter of 2023 related to the 2022 sale of our Visa credit card portfolio. Also contributing to the increase in net income in the third quarter of 2023, compared to the third quarter of 2022, were acquisition costs, net of gains on branch sales, of $2.0 million incurred in the prior year like quarter, compared to no acquisition related costs or branch sales in the third quarter of 2023.  Adjusted net income, a non-GAAP financial measure that excludes Visa portfolio and land trust portfolio gains on sale, Visa portfolio liquidation and deconversion costs, and any merger related costs, as applicable, was $24.8 million for the third quarter of 2023, compared to $25.6 million for the second quarter of 2023, and $19.6 million for the third quarter of 2022. Adjusted net income was $73.8 million for the nine months ended September 30, 2023, compared to $49.4 million for the nine months ended September 30, 2022. See the discussion entitled “Non-GAAP Financial Measures” on page 40, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
Net Income
Income before income taxes (GAAP)	$32,484	$34,973	$26,577	$99,470	$59,696
Pre-tax income adjustments:
Merger-related costs, net of losses/(gains) on branch sales	-	29	1,061	(277)	8,527
Liquidation and deconversion costs on Visa credit card portfolio	629	-	-	629	-
Gains on the sale of Visa credit card and land trust portfolios	-	-	(923)	-	(923)
Adjusted net income before taxes	33,113	35,002	26,715	99,822	67,300
Taxes on adjusted net income	8,307	9,419	7,091	26,051	17,944
Adjusted net income (non-GAAP)	$24,806	$25,583	$19,624	$73,771	$49,356

Basic earnings per share (GAAP)	$0.55	$0.57	$0.43	$1.65	$0.98
Diluted earnings per share (GAAP)	0.54	0.56	0.43	1.62	0.97
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	0.55	0.58	0.44	1.65	1.11
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	0.55	0.56	0.43	1.63	1.09

The following provides an overview of some of the factors impacting our financial performance for the three month period ended September 30, 2023, compared to the like period ended September 30, 2022:

●	Net interest and dividend income was $63.0 million for the third quarter of 2023, compared to $55.6 million for the third quarter of 2022. Growth in interest and dividend income in the third quarter of 2023 was primarily due to loan growth and higher yields on loans, partially offset by higher funding and borrowing costs, as well as increased other short-term borrowings.

●	We recorded a net provision for credit losses of $3.0 million in the third quarter of 2023, driven by a $3.0 million increase in the allowance for credit losses on loans based on increased historical loss rates, loan growth, our assessment of nonperforming loan metrics and trends, and estimated future credit losses, net of a reversal of $12,000 in our allowance for unfunded commitments based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit loss of $4.5 million in the third quarter of 2022.

●	Noninterest income was $9.9 million for the third quarter of 2023, compared to $11.5 million for the third quarter of 2022. Contributing to the decrease were security losses of $924,000 due to strategic sales in the third quarter of 2023, compared to losses on the call of securities of $1,000 in the third quarter of 2022. Also contributing to the reduction in noninterest income was a $1.1 million decrease in other income, primarily due to the gain on sale of both our Visa credit card portfolio and the land trust portfolio in 2022. These decreases were partially offset by an increase of $195,000 in wealth management income and a $773,000 increase in the cash surrender value of BOLI.

●	Noninterest expense was $37.4 million for the third quarter of 2023, compared to $36.0 million for the third quarter of 2022, an increase of $1.4 million, or 4.0%. Contributing to the increase in noninterest expense in the third quarter of 2023 was higher salaries and employee benefits, as well as $629,000 of net liquidation and deconversion costs from the 2022 sale of our Visa credit card portfolio. Partially offsetting the increase in noninterest expense was a reduction of occupancy, furniture and equipment and computer and data processing expenses, primarily from acquisition costs, net of gains on branch sales, incurred in the third quarter of 2022 stemming from our West Suburban acquisition in the fourth quarter of 2021.

●	We had a provision for income tax expense of $8.1 million for the third quarter of 2023, compared to a provision for income tax expense of $7.1 million for the third quarter of 2022. The effective tax rate for these two periods was 25.1% and 26.5%, respectively.

●	Our community-focused banking franchise experienced growth of $159.9 million in total loans in the first nine months of 2023, compared to the year ended December 31, 2022, and an increase of $160.2 million in total loans compared to the third quarter of 2022. We believe we are positioned for continued loan growth, though likely at a slower pace, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans increased $30.5 million as of September 30, 2023, compared to December 31, 2022, primarily due to a few larger credits that moved from substandard accrual to nonaccrual in the first nine months of 2023. There were additions of two office buildings and one health care facility credit as of March 31, 2023, and additions of one medical office development and one office building as of September 30, 2023. The additions are partially offset by three charge offs totaling $6.8 million, recorded in the third quarter of 2023. Nonperforming loans as a percent of total loans was 1.6% as of September 30, 2023, compared to 0.9% as of December 31, 2022, and 1.4% as of September 30, 2022. Classified assets increased to $153.7 million as of September 30, 2023, which is $43.2 million, or 39.1% more than December 31, 2022, and $38.4 million, or 33.3%, more than September 30, 2022.

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

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest margin on a tax equivalent (“TE”) basis, adjusted net income, adjusted basic and diluted earnings per share, our adjusted efficiency ratio, and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation of our performance to investors.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These measures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Overview

Three months ended September 30, 2023 and 2022

Our income before taxes was $32.5 million in the third quarter of 2023 compared to $26.6 million in the third quarter of 2022.  This increase in pretax income was primarily due to a $7.5 million increase in net interest and dividend income, and a $1.5 million decrease in provision for credit losses. Income before taxes was negatively impacted by a $1.6 million decrease in noninterest income, primarily due to $924,000 of security losses and a $1.1 million decrease in other income in the third quarter of 2023, as well as a $1.4 million increase in noninterest expense. Our net income was $24.3 million, or $0.54 per diluted share, for the third quarter of 2023, compared to net income of $19.5 million, or $0.43 per diluted share, for the third quarter of 2022. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, controlled expenses in an inflationary environment, and actively managed daily liquidity.  Furthermore, we continue to possess strong liquidity metrics and an outsized securities portfolio for funding needs.

Net interest and dividend income was $63.0 million in the third quarter of 2023, compared to $55.6 million in the third quarter of 2022.  The $7.4 million increase was primarily driven by significant growth in our loan portfolio as well as the effect of higher market interest rates on our loan portfolios.  Higher interest income was partially offset by an increase in interest expense in the third quarter of 2023, compared to the third quarter of 2022, primarily due to a rise in deposit interest rates, and an increase in other short-term borrowing expense due to additional FHLB advances. As of June 30, 2023, we redeemed the $45.0 million senior debt issuance that was due in 2026, which resulted in no senior debt interest expense recorded for the third quarter of 2023.

Nine months ended September 30, 2023 and 2022

Our income before taxes was $99.5 million for the nine months ended September 30, 2023 compared to $59.7 million for the nine months ended September 30, 2022.  This increase in pretax income was primarily due to a $48.6 million increase in net interest and dividend income and a $3.3 million decrease in noninterest expenses. These changes were partially offset by a $3.5 million increase in provision for credit losses, and a $8.7 million decrease in noninterest income, mainly due to $4.1 million of security losses recorded in the first nine months of 2023 and a $4.5 million decrease in mortgage banking revenues. Our net income was $73.5 million, or $1.62 per diluted share, for the nine months ended September 30, 2023, compared to net income of $43.8 million, or $0.97 per diluted share, for the same period of 2022.

Net interest and dividend income was $190.7 million for the nine months ended September 30, 2023, compared to $142.1 million for the same period of 2022.  The $48.6 million increase was primarily driven by significant growth in our loan portfolio as well as the effect of higher market interest rates on our loan and securities portfolios.  Higher interest and dividend income was partially offset by an increase in interest expense in the first nine months of 2023, compared to the first nine months of 2022, primarily due to a rise in deposit interest rates, an increase in other short-term borrowing expense due to FHLB advances, and an increase in the rate paid on our senior notes. The senior notes redeemed on June 30, 2023 had an effective cost of 10.95% for the nine months ending September 30, 2023.

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

Three months ended September 30, 2023 and 2022

The increased yield of 10 basis points on interest earning assets compared to the linked period was driven by higher yields on loan originations than those in the previous period as well as repricing within the existing variable rate portfolios for securities available-for-sale and loans. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of 136 basis points on interest earning assets was driven by significant increases to benchmark interest rates as well as strong loan growth throughout the period, specifically within the leases, commercial real estate and multifamily portfolios, as these loan segments generally produce the greatest yield. The increases in benchmark interest rates impacted yields on the securities portfolio through the inverse relationship between interest rates and market value coupled with maturities and strategic sales of lower yielding assets, as we work to increase the weighted average yield in the portfolio.

Average balances of interest-bearing deposit accounts have decreased steadily since the third quarter of 2022 through the third quarter of 2023, from $3.23 billion to $2.79 billion, with decreases reflected in all deposit categories excluding time deposits. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest-bearing deposits increasing to 65 basis points for the quarter ended September 30, 2023, from 40 basis points for the quarter ended June 30, 2023, and from nine basis points for the quarter ended September 30, 2022. A 32 basis point increase in the cost of money market funds for the quarter ended September 30, 2023 compared to prior linked quarter, and a 91 basis point increase compared to the prior year like quarter were both due to select deposit account exception pricing, and drove a significant portion of the overall increase.  Average rates paid on time deposits for the quarter ended September 30, 2023 increased by 63 basis points and 140 basis points in the quarter over linked quarter and year over year quarters, respectively, primarily due to CD rate specials we offered.

Borrowing costs decreased in the third quarter of 2023 compared to the second quarter of 2023, primarily due to the redemption of the senior notes as of June 30, 2023, partially offset by an increase in average short-term borrowings of $24.6 million stemming from increased average FHLB advances over the prior quarter. The increase of $421.7 million year over year of average FHLB advances was based on daily liquidity needs. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented. We redeemed all of the $45.0 million senior notes, net of deferred issuance costs, on June 30, 2023, resulting in senior notes having no balance or related interest expense in the third quarter of 2023. In February 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, resulting in notes payable and other borrowings having no balance after that time.

Our net interest margin (GAAP) increased three basis points to 4.64% for the third quarter of 2023 compared to 4.61% for the second quarter of 2023, and increased 71 basis points compared to 3.93% for the third quarter of 2022.  Our net interest margin (TE) increased two basis points to 4.66% for the third quarter of 2023, compared to 4.64% for the second quarter of 2023, and increased 70 basis points compared to 3.96% for the third quarter of 2022.  The increase in the current quarter, compared to the prior quarter, is primarily due to the growth in loan interest income due to the rising interest rate environment, and a decrease in borrowing interest expense due to the redemption of the senior notes in June 2023. The increase in the current quarter, compared to the prior year like quarter, is primarily due to an increase in market interest rates, and the related rate resets on loans and securities during the past year, as well as continuing loan growth relative to a more modest increase in costs of interest-bearing liabilities. See the discussion entitled “Non-GAAP Financial Measures” and the tables on page 45 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Nine months ended September 30, 2023 and 2022

The year over year increase of 187 basis points on interest earning assets was driven by significant increases to benchmark interest rates as well as strong loan growth throughout the period, specifically within the leases, commercial real estate-investor, construction and multi-family portfolios.  The increases in benchmark interest rates impacted yields on the securities portfolio through the inverse relationship between interest rates and market value coupled with maturities and strategic sales of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio.  Average securities available-for-sale decreased $367.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to paydowns, changes in market value, and strategic sales.  Due to market interest rate increases year over year, securities available-for-sale interest income was $34.7 million for the nine months ended September 30, 2023, compared to $26.1 million for the like 2022 period, reflecting an increase in yield of 134 basis points.  Average loans, including loans held for sale, increased $438.0 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily driven by the growth in leases, commercial real estate-investor, construction, and multi-family portfolios.  Growth in the loan portfolio, as well as the rising interest rate environment, resulted in $181.5 million of loan interest income in the nine months ended September 30, 2023, compared to $121.3 million in the like 2022 period, reflecting an increase in yield of 152 basis points.

Average balances of interest-bearing deposit accounts have decreased steadily since September 30, 2022 through the nine months ended September 30, 2023, from $3.32 billion to $2.89 billion, with such decreases reflected in all categories. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest-bearing deposits increasing by 35 basis points to 43 basis points from eight basis points as of September 30, 2022. A 61 basis point increase in the cost of money market funds as of September 30, 2023, compared to September 30, 2022, was due to select deposit account exception pricing and drove a significant portion of the overall increase.  Interest expense paid on time deposits also contributed to the increased cost of deposits year over year, as the cost of average time deposits increased 89 basis points to 114 basis points for the nine months ended September 30, 2023, compared to 25 basis points for the nine months ended September 30, 2022, primarily due to CD rate specials we offered.

Borrowing costs increased in the nine months ended September 30, 2023 primarily due to the increase in short term borrowings from higher average FHLB advance growth of $342.5 million since the nine months ended September 30, 2022, based on daily liquidity needs. Subordinated and junior subordinated debt interest expense remained flat over the periods presented. Senior notes interest expense had the most significant interest expense increase, as this issuance referenced three-month LIBOR, and rising market interest rates resulted in a 557 basis point increase to 10.95%, from 5.38% for the nine months ended September 30, 2022. We redeemed these notes on June 30, 2023, which contributed to the significant basis point increase due to the $362,000 in deferred issuance costs that were recognized as interest expense due to the early redemption. In the first quarter of 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, recorded within notes payable and other borrowings.

Our net interest margin (GAAP) increased 135 basis points to 4.66% for the nine months ended September 30, 2023, compared to 3.31% for the nine months ended September 30, 2022.  Our net interest margin (TE) increased 135 basis points to 4.68% for the nine months ended September 30, 2023, compared to 3.33% for the nine months ended September 30, 2022.  The increase in the current period, compared to the prior year like period, is primarily due to an increase in market interest rates, and the related rate resets on loans and securities during the past year, as well as continuing loan growth relative to a more modest increase in the cost of interest-bearing liabilities.

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

The following tables set forth certain information relating to our average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest-bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2023 and 2022 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,737	$659	5.26	$50,309	$643	5.13	$131,260	$663	2.00
Securities:
Taxable	1,125,688	8,946	3.15	1,231,994	9,930	3.23	1,525,258	9,116	2.37
Non-taxable (TE)[1]	169,523	1,687	3.95	172,670	1,692	3.93	178,090	1,686	3.76
Total securities (TE)[1]	1,295,211	10,633	3.26	1,404,664	11,622	3.32	1,703,348	10,802	2.52
FHLBC and FRBC Stock	35,954	597	6.59	34,029	396	4.67	19,565	261	5.29
Loans and loans held-for-sale[1,2]	4,010,859	62,705	6.20	4,040,202	61,591	6.11	3,753,117	46,642	4.93
Total interest earning assets	5,391,761	74,594	5.49	5,529,204	74,252	5.39	5,607,290	58,368	4.13
Cash and due from banks	57,279	-	-	56,191	-	-	56,265	-	-
Allowance for credit losses on loans	(54,581)	-	-	(53,480)	-	-	(45,449)	-	-
Other noninterest bearing assets	384,059	-	-	379,576	-	-	377,850	-	-
Total assets	$5,778,518			$5,911,491			$5,995,956

Liabilities and Stockholders' Equity
NOW accounts	$576,138	$440	0.30	$600,957	$312	0.21	$612,174	$148	0.10
Money market accounts	720,488	1,767	0.97	762,967	1,245	0.65	967,106	157	0.06
Savings accounts	1,027,987	351	0.14	1,073,172	185	0.07	1,186,001	75	0.03
Time deposits	466,250	1,982	1.69	436,524	1,156	1.06	459,925	335	0.29
Interest bearing deposits	2,790,863	4,540	0.65	2,873,620	2,898	0.40	3,225,206	715	0.09
Securities sold under repurchase agreements	24,945	27	0.43	25,575	7	0.11	33,733	10	0.12
Other short-term borrowings	427,174	5,840	5.42	402,527	5,160	5.14	5,435	44	3.21
Junior subordinated debentures	25,773	245	3.77	25,773	281	4.37	25,773	285	4.39
Subordinated debentures	59,350	547	3.66	59,329	546	3.69	59,265	546	3.66
Senior notes	-	-	-	44,134	1,414	12.85	44,546	728	6.48
Notes payable and other borrowings	-	-	-	-	-	-	10,989	111	4.01
Total interest bearing liabilities	3,328,105	11,199	1.34	3,430,958	10,306	1.20	3,404,947	2,439	0.28
Noninterest bearing deposits	1,867,201	-	-	1,920,448	-	-	2,092,301	-	-
Other liabilities	53,164	-	-	48,434	-	-	34,949	-	-
Stockholders' equity	530,048	-	-	511,651	-	-	463,759	-	-
Total liabilities and stockholders' equity	$5,778,518			$5,911,491			$5,995,956
Net interest income (GAAP)		$63,030			$63,580			$55,569
Net interest margin (GAAP)			4.64			4.61			3.93

Net interest income (TE)[1]		$63,395			$63,946			$55,929
Net interest margin (TE)[1]			4.66			4.64			3.96
Interest bearing liabilities to earning assets	61.73%			62.05%			60.72%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023 and 2022.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes loan fee expense of $780,000 for the third quarter of 2023, $242,000 for the second quarter of 2023, and $750,000 of loan fee income for the third quarter of 2022.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2023			2022
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,787	$1,887	5.07	$395,948	$1,714	0.58
Securities:
Taxable	1,228,576	29,611	3.22	1,582,549	21,071	1.78
Non-taxable (TE)[1]	171,825	5,072	3.95	184,842	4,995	3.61
Total securities (TE)[1]	1,400,401	34,683	3.31	1,767,391	26,066	1.97
Dividends from FHLBC and FRBC	31,670	1,273	5.37	18,888	677	4.79
Loans and loans held-for-sale [1,2]	3,994,804	181,524	6.08	3,556,798	121,337	4.56
Total interest earning assets	5,476,662	219,367	5.36	5,739,025	149,794	3.49
Cash and due from banks	56,211	-	-	50,918	-	-
Allowance for credit losses on loans	(52,505)	-	-	(44,719)	-	-
Other noninterest bearing assets	382,077	-	-	374,388	-	-
Total assets	$5,862,445			$6,119,612

Liabilities and Stockholders' Equity
NOW accounts	$592,617	$995	0.22	$605,578	$339	0.07
Money market accounts	772,011	3,840	0.67	1,039,717	482	0.06
Savings accounts	1,075,374	614	0.08	1,200,014	303	0.03
Time deposits	445,926	3,802	1.14	474,665	877	0.25
Interest bearing deposits	2,885,928	9,251	0.43	3,319,974	2,001	0.08
Securities sold under repurchase agreements	27,178	43	0.21	35,791	30	0.11
Other short-term borrowings	344,341	13,345	5.18	1,832	44	3.21
Junior subordinated debentures	25,773	805	4.18	25,773	849	4.40
Subordinated debentures	59,329	1,639	3.69	59,244	1,639	3.70
Senior note	29,414	2,408	10.95	44,520	1,791	5.38
Notes payable and other borrowings	1,780	87	6.53	14,338	309	2.88
Total interest bearing liabilities	3,373,743	27,578	1.09	3,501,472	6,663	0.25
Noninterest bearing deposits	1,929,653	-	-	2,101,749	-	-
Other liabilities	50,965	-	-	42,706	-	-
Stockholders' equity	508,084	-	-	473,685	-	-
Total liabilities and stockholders' equity	$5,862,445			$6,119,612
Net interest income (GAAP)		$190,696			$142,065
Net interest margin (GAAP)			4.66			3.31

Net interest income (TE)[1]		$191,789			$143,131
Net interest margin (TE)[1]			4.68			3.33
Interest bearing liabilities to earning assets	61.60%			61.01%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023 and 2022.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fee expense of $1.8 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.  Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2023	2023	2022	2023	2022

Interest income (GAAP)	$74,229	$73,886	$58,008	$218,274	$148,728
Taxable-equivalent adjustment:
Loans	11	11	6	28	17
Securities	354	355	354	1,065	1,049
Interest and dividend income (TE)	74,594	74,252	58,368	219,367	149,794
Interest expense (GAAP)	11,199	10,306	2,439	27,578	6,663
Net interest income (TE)	$63,395	$63,946	$55,929	$191,789	$143,131
Net interest income (GAAP)	$63,030	$63,580	$55,569	$190,696	$142,065
Average interest earning assets	$5,391,761	$5,529,204	$5,607,290	$5,476,662	$5,739,025
Net interest margin (TE)	4.66%	4.64%	3.96%	4.68%	3.33%
Net interest margin (GAAP)	4.64%	4.61%	3.93%	4.66%	3.31%

Noninterest Income

Three months ended September 30, 2023 and 2022

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2023
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2023	2023	2022	2023	2022
Wealth management	$2,475	$2,458	$2,280	0.7	8.6
Service charges on deposits	2,504	2,362	2,661	6.0	(5.9)
Residential mortgage banking revenue
Secondary mortgage fees	66	76	81	(13.2)	(18.5)
MSRs mark to market gain	281	96	548	192.7	(48.7)
Mortgage servicing income	519	499	514	4.0	1.0
Net gain on sales of mortgage loans	407	398	449	2.3	(9.4)
Total residential mortgage banking revenue	1,273	1,069	1,592	19.1	(20.0)
Securities losses, net	(924)	(1,547)	(1)	40.3	N/M
Change in cash surrender value of BOLI	919	418	146	119.9	529.5
Card related income	2,606	2,690	2,653	(3.1)	(1.8)
Other income	1,024	773	2,165	32.5	(52.7)
Total noninterest income	$9,877	$8,223	$11,496	20.1	(14.1)

N/M - Not meaningful

Noninterest income increased $1.7 million, or 20.1%, in the third quarter of 2023, compared to the second quarter of 2023, and decreased $1.6 million, or 14.1%, compared to the third quarter of 2022.  The increase from the second quarter of 2023 was primarily driven by a $204,000 increase in residential mortgage banking revenue, a $623,000 decrease in securities losses, net, based on strategic sales, a $501,000 increase in the cash surrender value of BOLI, and a $251,000 increase in other income primarily due to contract incentives achieved on brokerage activities, as well as various recoveries on prior year sold mortgage claims.

The decrease in noninterest income of $1.6 million in the third quarter of 2023, compared to the third quarter of 2022, is primarily due to an increase in security losses, net, of $923,000 on strategic sales for the quarter ended September 30, 2023, a decrease of $267,000 on mortgage servicing rights mark to market gains, and a $1.1 million decrease in other income due to a $743,000 pretax gain on a Visa credit card portfolio sale and a $180,000 pretax gain on the sale of a land trust portfolio recorded in the third quarter of 2022. These decreases were partially offset by a $773,000 increase in the cash surrender value of BOLI due to market interest rate changes.

Nine months ended September 30, 2023 and 2022

Noninterest Income	Nine Months Ended		YTD through September 30, 2023
(Dollars in thousands)	September 30,	September 30,	Percent
	2023	2022	Change
Wealth management	$7,203	$7,484	(3.8)
Service charges on deposits	7,290	7,063	3.2
Residential mortgage banking revenue
Secondary mortgage fees	201	270	(25.6)
MSRs mark to market (loss) gain	(148)	3,608	(104.1)
Mortgage servicing income	1,534	1,612	(4.8)
Net gain on sales of mortgage loans	1,111	1,682	(33.9)
Total residential mortgage banking revenue	2,698	7,172	(62.4)
Securities losses, net	(4,146)	(34)	N/M
Change in cash surrender value of BOLI	1,579	342	361.7
Card related income	7,540	8,194	(8.0)
Other income	3,286	3,949	(16.8)
Total noninterest income	$25,450	$34,170	(25.5)

N/M - Not meaningful

Noninterest income decreased $8.7 million, or 25.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.  This decrease was primarily driven by a $4.5 million decline in mortgage banking revenue, comprised mostly of a $3.8 million decrease in MSRs mark to market gains and a $571,000 decrease in net gain on sales of mortgage loans.  In addition, the current nine month period decreased due to a $4.1 million increase in net losses on the sale of securities for the year over year period. Partially offsetting these decreases was a $227,000 increase in service charges on deposits and a $1.2 million increase in the cash surrender value of BOLI.

Noninterest Expense

Three months ended September 30, 2023 and 2022

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2023
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2023	2023	2022	2023	2022
Salaries	$17,279	$16,310	$14,711	5.9	17.5
Officers incentive	2,773	2,397	2,787	15.7	(0.5)
Benefits and other	3,063	3,091	3,513	(0.9)	(12.8)
Total salaries and employee benefits	23,115	21,798	21,011	6.0	10.0
Occupancy, furniture and equipment expense	3,506	3,639	4,119	(3.7)	(14.9)
Computer and data processing	1,922	1,290	2,543	49.0	(24.4)
FDIC insurance	744	794	659	(6.3)	12.9
Net teller & bill paying	534	515	504	3.7	6.0
General bank insurance	300	306	257	(2.0)	16.7
Amortization of core deposit intangible asset	616	618	657	(0.3)	(6.2)
Advertising expense	93	103	83	(9.7)	12.0
Card related expense	1,347	1,222	1,453	10.2	(7.3)
Legal fees	97	283	212	(65.7)	(54.2)
Consulting & management fees	549	520	607	5.6	(9.6)
Other real estate owned expense, net	(27)	(98)	21	72.4	(228.6)
Other expense	4,627	3,840	3,862	20.5	19.8
Total noninterest expense	$37,423	$34,830	$35,988	7.4	4.0
Efficiency ratio (GAAP)[1]	50.08%	46.84%	53.08%
Adjusted efficiency ratio (non-GAAP)[2]	48.82%	46.49%	51.90%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, and acquisition-related costs, net of gains on branch sales, Visa credit card portfolio liquidation and related deconversion costs, as well as any merger related costs, if applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, gain on the sale of our Visa credit card and land trust portfolios, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 49 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2023 increased $2.6 million, or 7.4%, compared to the second quarter of 2023, and increased $1.4 million, or 4.0%, compared to the third quarter of 2022.  The increase in the third quarter of 2023 compared to the second quarter of 2023 was attributable to a $1.3 million increase in salaries and employee benefits, primarily due to an increase in salaries and the officer incentive accrual.  Also contributing to the increase in the third quarter of 2023 was a $632,000 increase in computer and data processing costs as the second quarter reflects software contract incentives, and a $787,000 increase in other expenses primarily due to $629,000 of liquidation costs recorded from the September 2023 Visa credit card portfolio deconversion, which was sold in the third quarter of 2022 and we continued to service through the third quarter of 2023.  Partially offsetting the increase in noninterest expense in the third quarter of 2023 was a $186,000 decrease in legal fees, as the second quarter of 2023 experienced higher legal costs due to senior debt redemption, the proxy filing, and benefit plan reviews.

The year over year increase in noninterest expense is primarily attributable to a $2.1 million increase in salaries and employee benefits, primarily due to an increase in salaries due to higher wage rates and an increase in full-time equivalent employees in the current year. Also contributing to the increase was a $765,000 growth in other expense, which was primarily due to $629,000 of liquidation and deconversion costs recorded on the Visa credit card portfolio liquidation in the third quarter of 2023. Partially offsetting the increase in noninterest expense in the third quarter of 2023, compared to the third quarter of 2022, was a $613,000 decrease in furniture and equipment expenses, a $621,000 decrease in computer and data processing expenses, and a $115,000 decrease in legal fees, all stemming from acquisition related costs that were recorded in the third quarter of 2022.

Nine months ended September 30, 2023 and 2022

Noninterest Expense	Nine Months Ended		YTD through September 30, 2023
(Dollars in thousands)	September 30,	September 30,	Percent
	2023	2022	Change
Salaries	$49,676	$46,304	7.3
Officers incentive	6,997	5,443	28.6
Benefits and other	10,488	10,563	(0.7)
Total salaries and employee benefits	67,161	62,310	7.8
Occupancy, furniture and equipment expense	10,620	10,864	(2.2)
Computer and data processing	4,986	12,817	(61.1)
FDIC insurance	2,122	1,771	19.8
Net teller & bill paying	1,551	3,245	(52.2)
General bank insurance	911	923	(1.3)
Amortization of core deposit intangible asset	1,858	1,981	(6.2)
Advertising expense	338	459	(26.4)
Card related expense	3,785	3,044	24.3
Legal fees	699	648	7.9
Consulting & management fees	1,859	1,746	6.5
Other real estate owned expense, net	181	96	88.5
Other expense	12,104	11,585	4.5
Total noninterest expense	$108,175	$111,489	(3.0)
Efficiency ratio (GAAP)[1]	48.15%	63.37%
Adjusted efficiency ratio (non-GAAP)[2]	47.66%	58.35%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, and acquisition-related costs, net of gains on branch sales, Visa credit card portfolio liquidation and related deconversion costs, as well as any merger related costs, if applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, gain on the sale of our Visa credit card and land trust portfolios, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 49 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2023, decreased $3.3 million, or 3.0%, compared to the nine months ended September 30, 2022, primarily due to a $7.8 million decrease in computer and data processing due to acquisition related costs incurred during the nine months ended September 30, 2022 as the result of our acquisition of West Suburban in December 2021. Salaries and employee benefits increased $4.9 million largely from incentives and merit increases effective during the nine months ended September 30, 2023. Net teller & bill paying decreased $1.7 million largely due to acquisition related costs that were incurred during the nine months ended September 30, 2022. In addition, FDIC insurance increased $351,000 due to growth in our asset size, a scheduled increase in rates used by the FDIC for assessments, as well as the absence of assessment credits fully utilized in the nine months ended September 30, 2022. Finally, card related expense increased $741,000 due to the growth in customer transactions and related volume changes.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2023	2023	2022	2023	2023	2022
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$37,423	$34,830	$35,988	$37,423	$34,830	$35,988
Less amortization of core deposit	616	618	657	616	618	657
Less other real estate (income) expense, net	(27)	(98)	21	(27)	(98)	21
Less acquisition related costs, net of losses/(gains) on branch sales	N/A	N/A	N/A	-	29	1,061
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	N/A	629	-	-
Noninterest expense less adjustments	$36,834	$34,310	$35,310	$36,205	$34,281	$34,249

Net interest income	$63,030	$63,580	$55,569	$63,030	$63,580	$55,569
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	11	11	6
Securities	N/A	N/A	N/A	354	355	354
Net interest income including adjustments	63,030	63,580	55,569	63,395	63,946	55,929
Noninterest income	9,877	8,223	11,496	9,877	8,223	11,496
Less securities losses	(924)	(1,547)	(1)	(924)	(1,547)	(1)
Less MSRs mark to market gains	281	96	548	281	96	548
Less gain on Visa credit card portfolio sale	N/A	N/A	N/A	-	-	743
Less gain on sale of land trust portfolio	N/A	N/A	N/A	-	-	180
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	245	111	39
Noninterest income (excluding) / including adjustments	10,520	9,674	10,949	10,765	9,785	10,065

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$73,550	$73,254	$66,518	$74,160	$73,731	$65,994
Efficiency ratio / Adjusted efficiency ratio	50.08%	46.84%	53.08%	48.82%	46.49%	51.90%

N/A - not applicable

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$108,175	$111,489	$108,175	$111,489
Less amortization of core deposit	1,858	1,981	1,858	1,981
Less other real estate expense, net	181	96	181	96
Less acquisition related costs, net of (gains)/losses on branch sales	N/A	N/A	(277)	8,527
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	629	-
Noninterest expense less adjustments	$106,136	$109,412	$105,784	$100,885

Net interest income	$190,696	$142,065	$190,696	$142,065
Taxable-equivalent adjustment:
Loans	N/A	N/A	28	17
Securities	N/A	N/A	1,065	1,049
Net interest income including adjustments	190,696	142,065	191,789	143,131
Noninterest income	25,450	34,170	25,450	34,170
Less securities losses, net	(4,146)	(34)	(4,146)	(34)
Less MSRs mark to market (losses) gains	(148)	3,608	(148)	3,608
Less gain on Visa credit card portfolio sale	N/A	N/A	-	743

Less gain on sale of land trust portfolio	N/A	N/A	-	180
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	420	91
Noninterest income (excluding) / including adjustments	29,744	30,596	30,164	29,764

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$220,440	$172,661	$221,953	$172,895
Efficiency ratio / Adjusted efficiency ratio	48.15%	63.37%	47.66%	58.35%

N/A - not applicable

Income Taxes

We recorded income tax expense of $8.1 million for the third quarter of 2023 on $32.5 million of pretax income, compared to income tax expense of $9.4 million on $35.0 million of pretax income in the second quarter of 2023, and income tax expense of $7.1 million on $26.6 million of pretax income in the third quarter of 2022. Our effective tax rate was 25.1% in the third quarter of 2023, 26.9% for the second quarter of 2023, and 26.6% for the third quarter of 2022.  The slight reduction in the effective tax rate for the third quarter of 2023 reflects the finalization of the 2022 income tax return, and related adjustments due to state apportionment factor changes and deferred tax allocations within the current period.

We recorded income tax expense of $26.0 million on $99.5 million of pretax income for the nine months ended September 30, 2023, compared to income tax expense of $15.9 million on $59.7 million of pretax income in the like 2022 period. The effective tax rate was 26.1% and 26.7% for the nine months ended September 30, 2023 and 2022, respectively.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended September 30, 2023.  We had no valuation reserve on the deferred tax assets as of September 30, 2023.

Financial Condition

Total assets decreased $130.2 million to $5.76 billion at September 30, 2023, from $5.89 billion at December 31, 2022, due primarily to the decrease of $309.7 million in securities available-for-sale.  The decrease in securities available-for-sale was primarily due to strategic sales. These decreases were partially offset by increases in net loans of $157.7 million, FHLB and FRB stock held of $15.3 million, and other assets of $8.7 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.61 billion at September 30, 2023, a decrease of $496.4 million from December 31, 2022, through a combination of seasonal activity as well as leakage from excess savings stemming from COVID-related government payments and opportunities for alternative investments.

				September 30, 2023
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Securities available-for-sale, at fair value
U.S. Treasuries	$216,777	$212,129	$211,097	2.2	2.7
U.S. government agencies	55,821	56,048	55,963	(0.4)	(0.3)
U.S. government agencies mortgage-backed	104,569	124,990	127,626	(16.3)	(18.1)
States and political subdivisions	220,100	226,128	224,259	(2.7)	(1.9)
Corporate bonds	4,961	9,622	9,544	(48.4)	(48.0)
Collateralized mortgage obligations	386,679	533,768	587,846	(27.6)	(34.2)
Asset-backed securities	66,916	201,928	219,587	(66.9)	(69.5)
Collateralized loan obligations	173,795	174,746	173,837	(0.5)	(0.0)
Total securities	$1,229,618	$1,539,359	$1,609,759	(20.1)	(23.6)

Securities available-for-sale decreased $309.7 million as of September 30, 2023 compared to December 31, 2022, and decreased $380.1 million compared to September 30, 2022. The decrease in the portfolio during the third quarter of 2023 was driven by securities sales totaling $65.6 million and paydowns totaling $29.6 million, in addition to growth in unrealized losses of $8.1 million. We continue to seek to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				September 30, 2023
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Commercial	$834,877	$840,964	$888,081	(0.7)	(6.0)
Leases	354,827	277,385	251,603	27.9	41.0
Commercial real estate – investor	1,047,122	987,635	941,910	6.0	11.2
Commercial real estate – owner occupied	809,050	854,879	876,951	(5.4)	(7.7)
Construction	202,546	180,535	176,700	12.2	14.6
Residential real estate – investor	53,762	57,353	59,580	(6.3)	(9.8)
Residential real estate – owner occupied	227,446	219,718	220,969	3.5	2.9
Multifamily	372,020	323,691	322,856	14.9	15.2
HELOC	102,055	109,202	116,108	(6.5)	(12.1)
Other [1]	25,838	18,247	14,576	41.6	77.3
Total loans	$4,029,543	$3,869,609	$3,869,334	4.1	4.1

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $4.03 billion as of September 30, 2023, an increase of $159.9 million from December 31, 2022.  The increase in total loans in the first nine months of 2023, compared to December 31, 2022, was due primarily to growth in loan originations, net of paydowns, within leases of $77.4 million, commercial real estate – investor of $59.5 million and multifamily of $48.3 million offset by net reductions in commercial real estate – owner occupied of $45.8 million from December 31, 2022.  Total loans increased $160.2 million from September 30, 2022 to September 30, 2023, primarily due to growth in loan originations, net of paydowns, within commercial real estate – investor of $105.2 million, leases of $103.2 million and multifamily of $49.2 million, offset by net reductions in commercial real estate – owner occupied of $67.9 million and commercial of $53.2 million.  As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio.  These categories comprised 69.8% of the portfolio as of September 30, 2023, compared to 70.6% of the portfolio as of December 31, 2022.  At September 30, 2023, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate were equal to 288.9% of our Tier 1 capital plus allowance for credit losses, an increase from 304.2% at December 31, 2022.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due.  Prior to January 1, 2023, nonperforming loans also included performing troubled debt restructured loans accruing interest. Nonperforming loans increased by $30.4 million to $63.3 million at September 30, 2023 from $32.9 million at December 31, 2022 and increased $10.4 million from $52.9 million at September 30, 2022. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.6% as of September 30, 2023, 0.9% as of December 31, 2022, and 1.4% as of September 30, 2022.  The distribution of our nonperforming loans is shown in the following table.

				September 30, 2023
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Commercial	$3,146	$7,649	$8,821	(58.9)	(64.3)
Leases	377	1,876	235	(79.9)	60.4
Commercial real estate – investor	26,724	4,346	17,945	514.9	48.9
Commercial real estate – owner occupied	18,290	8,223	9,581	122.4	90.9
Construction	7,206	251	7,525	N/M	(4.2)
Residential real estate – investor	1,502	1,672	1,380	(10.2)	8.8
Residential real estate – owner occupied	3,627	4,198	3,787	(13.6)	(4.2)
Multifamily	1,141	2,538	1,559	(55.0)	(26.8)
HELOC	1,312	2,158	2,065	(39.2)	(36.5)
Other [1]	-	2	2	(100.0)	(100.0)
Total nonperforming loans	$63,325	$32,913	$52,900	92.4	19.7

1 The “Other” segment includes consumer loans and overdrafts.

N/M – Not meaningful.

The components of our nonperforming assets are shown in the following table.

				September 30, 2023
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Nonaccrual loans	$62,116	$31,602	$32,126	96.6	93.4
Performing troubled debt restructured loans accruing interest [1]	N/A	49	22	N/A	N/A
Loans past due 90 days or more and still accruing interest	1,209	1,262	20,752	(4.2)	(94.2)
Total nonperforming loans	63,325	32,913	52,900	92.4	19.7
Other real estate owned	407	1,561	1,561	(73.9)	(73.9)
Total nonperforming assets	$63,732	$34,474	$54,461	84.9	17.0

30-89 days past due loans and still accruing interest	$28,486	$7,508	$8,197
Nonaccrual loans to total loans	1.5%	0.8%	0.8%
Nonperforming loans to total loans	1.6%	0.9%	1.4%
Nonperforming assets to total loans plus OREO	1.6%	0.9%	1.4%

Allowance for credit losses	$51,729	$49,480	$48,847
Allowance for credit losses to total loans	1.3%	1.3%	1.3%
Allowance for credit losses to nonaccrual loans	83.3%	156.6%	152.1%

N/A – Not applicable

1 As of January 1, 2023, the Company prospectively adopted ASU 2022-02 Topic 326 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”, which eliminated the need for recognition, measurement and disclosure of TDRs going forward.  See Note 1 for further details of ASU 2022-02 adoption.

Loan charge-offs, net of recoveries, for the third quarter of 2023, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2023	Total[1]	2023	Total[1]	2022	Total[1]
Commercial	$8	0.1	$298	59.0	$20	29.4
Leases	(95)	(1.4)	(7)	(1.4)	178	261.8
Commercial real estate – investor	6,754	102.4	51	10.1	105	154.4
Commercial real estate – owner occupied	23	0.3	198	39.2	(75)	(110.3)
Construction	(100)	(1.5)	-	-	-	-
Residential real estate – investor	(3)	-	(5)	(1.0)	(8)	(11.8)
Residential real estate – owner occupied	(25)	(0.4)	(36)	(7.1)	(113)	(166.2)
Multifamily	-	-	-	-	(63)	(92.6)
HELOC	(35)	(0.5)	(24)	(4.8)	(35)	(51.5)
Other [2]	70	1.0	30	6.0	59	86.8
Net charge–offs	$6,597	100.0	$505	100.0	$68	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $6.6 million were recorded for the third quarter of 2023, compared to net charge-offs of $505,000 for the second quarter of 2023, and net charge-offs of $68,000 for the third quarter of 2022, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the third quarter of 2023 were primarily due to charge offs of three commercial real estate-investor loans of $6.8 million in aggregate.  These three commercial real estate-investor credits had a reported reserve allocation of $4.7 million prior to the third quarter of 2023 charge-offs. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				September 30, 2023
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Commercial	$18,298	$26,485	$31,722	(30.9)	(42.3)
Leases	574	1,876	235	(69.4)	144.3
Commercial real estate – investor	54,126	27,410	28,252	97.5	91.6
Commercial real estate – owner occupied	55,292	40,890	42,698	35.2	29.5
Construction	17,263	1,333	1,347	N/M	N/M
Residential real estate – investor	1,502	1,714	1,285	(12.4)	16.9
Residential real estate – owner occupied	3,627	3,854	3,929	(5.9)	(7.7)
Multifamily	1,141	2,954	1,982	(61.4)	(42.4)
HELOC	1,434	2,411	2,278	(40.5)	(37.1)
Other [1]	-	2	2	(100.0)	(100.0)
Total classified loans	153,257	108,929	113,730	40.7	34.8
Other real estate owned	407	1,561	1,561	(73.9)	(73.9)
Total classified assets	$153,664	$110,490	$115,291	39.1	33.3

1 The “Other” segment includes consumer loans and overdrafts.

N/M - Not meaningful

Total classified loans increased $44.3 million and classified assets increased $43.2 million as of September 30, 2023 from December 31, 2022. The increase since December 31, 2022 is due to the addition of $26.7 million of classified loans in commercial real estate – investor, primarily due to four large credits, two of which are office buildings, one is an assisted living facility during the first six months of 2023, and one office building in the third quarter of 2023. The increase is also due to the growth in construction, primarily due to two large credits. The increase from September 30, 2022 is primarily due to the same loan additions to commercial real estate – investor and construction. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 23.51% for the period ended September 30, 2023, compared to 18.36% as of December 31, 2022, and 19.23% as of September 30, 2022.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At September 30, 2023, our ACL on loans totaled $51.7 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.9 million. In the third quarter of 2023, we recorded provision expense on loans of $3.0 million, based on our assessment of nonperforming loan metrics and trends and estimated future credit losses, and a $12,000 reversal of provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation.  These adjustments resulted in a $3.0 million net impact to the provision for credit losses for the third quarter of 2023.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  The ACL on loans totaled $51.7 million as of September 30, 2023, $49.5 million as of December 31, 2022, and $48.8 million as of September 30, 2022.  Our ACL on loans to total loans was 1.3% as of September 30, 2023, compared to 1.3% as of December 31, 2022 and September 30, 2022.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2022 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
Allowance at beginning of period	$55,314	$53,392	$45,388	$49,480	$44,281
Charge–offs:
Commercial	20	380	67	427	149
Leases	-	-	178	882	178
Commercial real estate – investor	6,774	71	124	6,845	604
Commercial real estate – owner occupied	35	201	12	236	133
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other [1]	107	81	103	301	320
Total charge–offs	6,936	733	484	8,691	1,384
Recoveries:
Commercial	12	82	47	245	85
Leases	95	7	-	111	-
Commercial real estate – investor	20	20	19	57	60
Commercial real estate – owner occupied	12	3	87	17	102
Construction	100	-	-	100	-
Residential real estate – investor	3	5	8	27	23
Residential real estate – owner occupied	25	36	113	71	218
Multifamily	-	-	63	-	63
HELOC	35	24	35	88	102
Other [1]	37	51	44	133	120
Total recoveries	339	228	416	849	773
Net charge-offs	6,597	505	68	7,842	611
Provision for credit losses on loans	3,012	2,427	3,527	10,091	5,177
Allowance at end of period	$51,729	$55,314	$48,847	$51,729	$48,847

Average total loans (exclusive of loans held–for–sale)	$4,009,218	$4,039,052	$3,751,097	$3,993,600	$3,552,871
Net charge–offs to average loans	0.65%	0.05%	0.01%	0.26%	0.02%
Allowance at period end to average loans	1.29%	1.37%	1.30%	1.30%	1.37%

1 The “Other” segment includes consumer loans and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 81.3% as of September 30, 2023, which was a decrease from the coverage ratio of 90.3% as of June 30, 2023 and a decrease from 92.3% as of September 30, 2023.  When measured as a percentage of average loans, our total ACL on loans was 1.29% at September 30, 2023, 1.37% at June 30, 2023, and 1.30% at September 30, 2022.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2023, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Continued volatility in the economic environment stemming from the impacts of and response to inflation, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Deposits and Borrowings

				September 30, 2023
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Noninterest bearing demand	$1,862,659	$2,051,702	$2,098,144	(9.2)	(11.2)
Savings	1,003,498	1,145,592	1,164,036	(12.4)	(13.8)
NOW accounts	567,997	609,338	630,747	(6.8)	(9.9)
Money market accounts	702,176	862,170	931,813	(18.6)	(24.6)
Certificates of deposit of less than $100,000	248,272	244,017	258,071	1.7	(3.8)
Certificates of deposit of $100,000 through $250,000	162,901	157,438	148,411	3.5	9.8
Certificates of deposit of more than $250,000	66,817	40,466	50,137	65.1	33.3
Total deposits	$4,614,320	$5,110,723	$5,281,359	(9.7)	(12.6)

Total deposits were $4.61 billion at September 30, 2023, which reflects a $496.4 million decrease from total deposits of $5.11 billion at December 31, 2022, and a decrease of $667.0 million from total deposits of $5.28 billion at September 30, 2022.  The decrease in deposits at September 30, 2023, compared to December 31, 2022, was primarily due to decreases in noninterest-bearing deposits of $189.0 million, money market accounts of $160.0 million and savings accounts of $142.1 million. The decrease in deposits at September 30, 2023, compared to September 30, 2022, was primarily due to decreases in noninterest-bearing deposits of $235.5 million, money market accounts of $229.6 million, and savings accounts of $160.5 million.  Total quarterly average deposits decreased $659.4 million, or 12.4%, in the year over year period, driven by declines in our average demand deposits of $225.1 million, and savings, NOW and money markets combined of $440.7 million. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive with significant flows and transfers into investing activities, materially offsetting the significant expansion in those same accounts in the immediate aftermath of the pandemic.

The following table presents estimated insured and uninsured deposits at September 30, 2023 and December 31, 2022 by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	September 30, 2023				December 31, 2022
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,862,659	$1,202,051	$660,608	-%	$2,051,702	$1,327,379	$724,323	-%
Savings	1,003,498	935,664	67,834	0.08	1,145,592	1,065,153	80,439	0.03
NOW accounts	567,997	409,219	158,778	0.22	609,338	453,799	155,539	0.09
Money market accounts	702,176	490,539	211,637	0.67	862,170	588,923	273,247	0.10
Time deposits	477,990	414,227	63,763	1.14	441,921	381,980	59,941	0.31
Total	$4,614,320	$3,451,700	$1,162,620	0.26%	$5,110,723	$3,817,234	$1,293,489	0.06%

Collateralized public funds	$264,322	$15,410	$248,912		$262,318	$15,879	$246,439

Deposits declined 9.7% for the nine months ended September 30, 2023 due to retail and commercial run off.  Total deposit run off year to date has been very granular, and not necessarily attributable to large deposit accounts.  Our deposit retention efforts for commercial clients were more effective due to high touch relationships where we had a larger share of wallet.  The largest reduction in total deposits was from retail customers due to personal and real estate tax payments, real estate transactions, investments, and consumer spending.  In terms of product mix, we observed some migration into time deposits, drawn by CD rate specials.  Overall, our deposit level remains stable and we continue to monitor customer relationships and liquidity levels daily.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $25.9 million at September 30, 2023, a $6.3 million, or 19.5%, decrease from $32.2 million at December 31, 2022. Our excess liquidity on hand during much of 2022 allowed us to fund our short-term liquidity needs with cash on hand. During the third quarter of 2022, we began re-utilizing short-term borrowings from the FHLBC. The outstanding balance of our short-term FHLBC borrowings was $435.0 million as of September 30, 2023, $90.0 million as of December 31, 2022, and $25.0 million as of September 30, 2022.

We are also indebted on $25.8 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”) as of September 30, 2023.  The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.18% as of September 30, 2023, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017 rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of September 30, 2023, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed a $45.0 million senior note issuance. The notes had a ten-year term, and included interest payable semiannually at 5.75% for five years. Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points. On June 30, 2023, the senior notes were redeemed in full.  The remaining balance of deferred debt issuance costs of $362,000 related to these senior notes was recognized as interest expense as of June 30, 2023.

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of September 30, 2023, compared to $9.0 million as of December 31, 2022, and $10.0 million as of September 30, 2022. The balance in notes payable was related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of September 30, 2023, total stockholders’ equity was $532.6 million, which was an increase of $71.5 million from $461.1 million as of December 31, 2022.  This increase is primarily attributable to an increase in retained earnings of $66.8 million due to net income of $73.5 million in the first nine months of 2023, partially offset by $6.7 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of September 30, 2023 increased over December 31, 2022, due to a reduction in unrealized net losses on available-for-sale securities, which decreased accumulated other comprehensive loss by $2.5 million in the first nine months of 2023, due to changes in market interest rates.  Total stockholders’ equity as of September 30, 2023 increased $98.8 million compared to September 30, 2022 due to net income year over year and the increase in accumulated other comprehensive loss of $7.8 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2023	2022	2022
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.00%	9.67%	9.16%
Total risk-based capital ratio	10.50%	N/A	13.84%	12.52%	11.99%
Tier 1 risk-based capital ratio	8.50%	N/A	11.52%	10.20%	9.68%
Tier 1 leverage ratio	4.00%	N/A	9.62%	8.14%	7.70%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.49%	11.70%	11.60%
Total risk-based capital ratio	10.50%	10.00%	13.57%	12.75%	12.64%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.49%	11.70%	11.60%
Tier 1 leverage ratio	4.00%	5.00%	10.43%	9.32%	9.24%

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of September 30, 2023, our capital measures exclude $1.9 million, which is the modified CECL transition adjustment.

As of September 30, 2023, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 7.83% at December 31, 2022, to 9.25% at September 30, 2023. Our GAAP tangible common equity to tangible assets ratio was 7.67% at September 30, 2023, compared to 6.24% as of December 31, 2022.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 6.28% at December 31, 2022, to 7.71% at September 30, 2023, primarily due to an increase in tangible common equity in the third quarter of 2023.  The increase in tangible common equity was due to an increase in retained earnings of $66.8 million and an increase in accumulated other comprehensive loss of $2.5 million primarily related to improved unrealized losses on available-for-sale securities stemming from the changes in market interest rates.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2023		December 31, 2022
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$532,558	$532,558	$461,141	$461,141
Less: Goodwill and intangible assets	98,298	98,298	100,156	100,156
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,364	N/A	2,736
Adjusted goodwill and intangible assets	98,298	95,934	100,156	97,420
Tangible common equity	$434,260	$436,624	$360,985	$363,721
Tangible assets
Total assets	$5,758,156	$5,758,156	$5,888,317	$5,888,317
Less: Adjusted goodwill and intangible assets	98,298	95,934	100,156	97,420
Tangible assets	$5,659,858	$5,662,222	$5,788,161	$5,790,897

Common equity to total assets	9.25%	9.25%	7.83%	7.83%
Tangible common equity to tangible assets	7.67%	7.71%	6.24%	6.28%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for us when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the third quarter of 2023, we continued to experience moderate loan growth, while deposits have trended down as clients moved balances to pursue higher yields as well as due to seasonal declines.  We managed the change in our funding through borrowing from the Federal Home Loan Bank of Chicago (“FHLBC”) and sales of securities, which resulted in minimal losses and mitigated our interest rate risk profile.  The bank failures in the first five months of 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of September 30, 2023, our cash on hand liquidity totaled $109.0 million, a decrease of $6.1 million over cash balances held as of December 31, 2022.

Net cash inflows from operating activities were $87.3 million during the first nine months of 2023, compared with net cash inflows of $60.1 million in the same period of 2022.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first nine months of 2023 compared to a source of inflows for the like period of 2022.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the nine months ended September 30, 2023 and source of inflows for the like period of 2022. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $124.5 million in the nine months ended September 30, 2023, compared to net cash outflows of $506.4 million in the same period in 2022.  In the first nine months of 2023, securities transactions accounted for net inflows of $306.0 million, and the principal change on loans accounted for net outflows of $164.3 million.  In the first nine months of 2022, securities transactions accounted for net outflows of $66.9 million, and principal on loans funded, net of paydowns, accounted for net outflows of $443.6 million.

Net cash outflows from financing activities in the nine months ended September 30, 2023, were $218.0 million, compared with net cash outflows of $189.7 million in the nine months ended September 30, 2022.  Net deposit outflows in the first nine months of 2023 were $495.4 million compared to net deposit outflows of $183.7 million in the first nine months of 2022.  Other short-term borrowings had $345.0 million of net cash inflows in the first nine months of 2023, compared to net cash inflows of $25.0 million for other short-term borrowings in the first nine months of 2022.  Changes in securities sold under repurchase agreements accounted for outflows of $6.3 million and outflows of $14.8 million for the nine months ended September 30, 2023 and 2022, respectively.  Dividends paid on our common stock totaled $6.7 million for both the nine months ended September 30, 2023 and 2022.  The purchase of treasury stock in the first nine months of 2023 due to shares acquired with equity award vestings resulted in outflows of $605,000, compared to cash outflows of $447,000 in the first nine months of 2022.

Cash and cash equivalents for the nine months ended September 30, 2023, totaled $109.0 million, as compared to $115.2 million as of December 31, 2022 and $116.2 million as of September 30, 2022.  The decrease in cash and cash equivalents for the nine months ended September 30, 2023 was mainly attributable to loan growth and the payoffs of the remaining balance of the term note and senior notes, as well as deposit outflows, partially offset by security sales and FHLB advances during the first nine months of 2023. The year over year decrease is again driven by loan growth, as well as increased customer use of deposits. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in (primarily loans and securities) and the liabilities we fund (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income.  Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile rate environment.  We mitigate the impact of interest rate volatility to the Bank by managing our rate sensitivity under various scenarios.

During the third quarter of 2023, the Federal Reserve increased rates by 0.25% in July and held rates unchanged at the September FOMC meeting.  The current market expectation is for rates to be unchanged for the remainder of 2023.  The projected level of rate cuts in 2024 have been reduced and moved to later in the year, framing a “higher rates for a longer period” outcome.  The Federal Reserve managed to shrink its balance sheet to $8.0 trillion by September 2023, down from its peak of $8.7 trillion in March 2023.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.  We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at September 30, 2023 and December 31, 2022 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2022.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.  Asset and liability modeling and tracking is performed and presented to the Asset-Liability committee and the Board of Directors no less than quarterly. The presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity.  Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. Recent market events of failed liquidity management at other banks have been reviewed by the Asset-Liability committee. The committee concluded that we possess a strong liquidity profile and no new liquidity risks were identified.  Prudently, we added new measures to assess liquidity risk and enhanced our reports to segment deposits by insured, uninsured, collateralized deposits; and monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of September 30, 2023, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  However, we have moved to a less sensitive profile compared to December 31, 2022, due to the impact of interest rate swaps and sales of variable rate securities.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2023
Dollar change	$(37,003)	$(18,371)	$(9,055)	$9,349	$18,817	$36,942
Percent change	(14.6)%	(7.2)%	(3.6)%	3.7%	7.4%	14.5%

December 31, 2022
Dollar change	$(46,800)	$(22,963)	$(11,327)	$11,278	$22,593	$44,482
Percent change	(18.2)%	(8.9)%	(4.4)%	4.4%	8.8%	17.3%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude, balance sheet composition and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both.  The annual US inflation rate for September 2023 was 3.7%, a moderate increase quarter-over-quarter, while Core CPI eased to 4.1%.  Management believes the inflation rate will continue to come down, albeit at a much slower rate than experienced year-to-date as of September 2023.  The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  Overall, we expect the risk of high inflation has been contained with minimal impact to our results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2022; (ii) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023; and (iii) Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Bradley S. Adams
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(principal financial and accounting officer)

DATE: November 8, 2023