Form 10-K
period 2023-12-31
OLD SECOND BANCORP INC
filed 2024-03-07
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes☐        No⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $559.1 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 44,801,278 at March 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2023 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 48 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

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

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making loans, including location, amortization, loan to value ratio, cash flow, leverage, pricing, documentation and the credit history of the borrowers. In 2023, our total loan portfolio grew $173.3 million year over year. We had approximately $997.2 million in loan originations, excluding renewals, in 2023.  We originated approximately $99.3 million of residential mortgage loans in 2023, which includes originations of loans held for sale of $52.1 million.  Proceeds from the sales of residential mortgage loans to third parties were $52.2 million in 2023.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2023, commercial real estate loans represented approximately 45.3% (47.6% at year-end 2022) of our loan portfolio, residential mortgages represented approximately 16.8% (15.5% at year-end 2022), general commercial loans represented approximately 20.8% (21.7% at year-end 2022), home equity lines of credit represented approximately 2.6% (2.8% at year-end 2022), construction lending represented approximately 4.1% (4.7% at year-end 2022), leases represented approximately 9.8% (7.2% at year-end 2022), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2022).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline, which led to favorable results in 2023.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2023, our commercial lending team, specifically the sponsor finance team, grew their line of business with an increase in loan originations focusing on lower middle market private equity-backed businesses.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing, healthcare, as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal and/or corporate guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, a Treasury constant maturity index, or a Secured Overnight Financing Rate (“SOFR”).

Repayment of commercial loans is primarily dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of commercial loans to those sources.  Secondary and tertiary repayment sources are typically based on collateralization and guarantor support. Commercial loans will generally require financial covenants that provide for an adequate cash flow or net worth level for uncertain events and changes in conditions. Stress testing is regularly performed on the Commercial loan portfolio to ensure appropriate reserve levels and adequate capital levels are maintained.

Lease Financing Receivables. We continued growth of our lease portfolio in 2023 with organic lease originations, primarily stemming from investment grade leases as well as small to mid-size business equipment financing. The collateral for business equipment lease financing receivables primarily includes construction and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  The composition of the loan portfolio remains weighted towards commercial real estate at 45.3% for 2023 compared to 47.6% in 2022. Management closely monitors and stress tests concentrations within its commercial real estate portfolio so that we remain well diversified. Exposure to various real estate types is managed through board approved concentration limits which include, but are not limited to retail, office, industrial, mixed-use, hotel and healthcare.  As of December 31, 2023, approximately $796.5 million, or 43.5% (46.4% at year-end 2022) of the total commercial real estate loan portfolio of $1.83 billion consisted of loans to borrowers secured by owner occupied real estate.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied commercial real estate loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.  This includes but is not limited to higher insurance premiums, maintenance costs and interest expense as a result of the higher interest rate environment.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of specific property types and can vary across geographic areas, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property.  We seek to mitigate these risks by staying apprised of market conditions in the markets we originate loans.  The majority of our commercial real estate portfolio is located within our primary geographic footprint in northeastern Illinois, southern Wisconsin and northwestern Indiana.  Our Healthcare and Sponsor Finance teams do originate nationwide and are the only portfolios that consistently lend outside our primary market.  As of December 31, 2023, approximately 70.4% of our commercial real estate portfolio was secured by property located in Illinois, Wisconsin or Indiana. The following table presents the composition of the commercial real estate portion of the loan portfolio at December 31, 2023.

		% of Commercial	Geographic Location
December 31, 2023	Outstanding	Real Estate Loans	Illinois	Wisconsin	Indiana	Other
Commercial Real Estate	$1,830,962	100.0%	62.6%	4.5%	3.3%	29.6%

Owner-Occupied	796,538	43.5	66.5	0.2	2.7	30.6
Healthcare	310,809	17.0	21.9	-	0.1	78.0
Other Services	82,306	4.5	100.0	-	-	-
Retail Trade	73,051	4.0	97.8	2.2	-	-
Manufacturing	71,366	3.9	97.5	-	1.2	1.3
Other (less than $50 million)	259,006	14.1	89.9	-	7.2	2.9
Non-Owner occupied	1,034,424	56.5	60.6	7.9	3.7	27.8
Retail	326,738	17.9	50.3	8.9	1.1	39.7
Office	240,515	13.1	82.5	-	-	17.5
Industrial	224,835	12.3	61.3	9.2	0.4	29.1
Mixed-Use	71,531	3.9	80.4	-	-	19.6
Hotel	49,851	2.7	11.2	30.4	6.2	52.2
Other (less than $50 million)	120,954	6.6	49.9	13.5	18.8	17.8

To mitigate risk within the commercial real estate portfolio we maintain underwriting practices that provide for adequate cash flow margins and multiple repayment sources.  In most cases, we collateralized these loans and/or take personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  The underwriting process requires an independent appraisal or evaluation and review, appropriate environmental due diligence and an assessment of the property’s condition. Commercial real estate loans will generally require a minimum debt service coverage ratio that provides for an adequate cushion for uncertain events and changes in conditions. Additional credit support is provided by the enforceability of personal and corporate guarantees if any exist.  We regularly perform stress testing on the commercial real estate portfolio by stressing in place cash flow and rental income, as well as the value of property securing the loans to calculate loss estimates that assist management with establishing appropriate reserve levels, setting concentration limits and ensuring adequate capital levels are maintained.

Multifamily Loans.   Multifamily loans are commercial mortgage loans secured by residential apartment buildings with five or more units. As of December 31, 2023, approximately $402 million, or 9.9%, of the loan portfolio consisted of multifamily loans. Multifamily loans are expected to be repaid from the cash flows of the underlying property, so rental income must be sufficient to cover operating expense, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan.  We primarily focus on originating multifamily loans within our primary geographic footprint, with 82.7% of multifamily loans secured by properties in Illinois, Wisconsin and Indiana.

To mitigate risk within the multifamily portfolio we maintain underwriting practices that provide for adequate cash flow margins and multiple repayment sources.  In most cases, we have collateralized these loans and/or take personal guarantees to help assure repayment.  Multifamily loans are primarily made based on the identified cash flow of the property at origination and secondarily on the underlying collateral.  The underwriting process requires an independent appraisal or evaluation and review, appropriate environmental due diligence and an assessment of the property’s condition. Multifamily loans typically have a minimum debt service coverage ratio that provides an adequate cushion for unexpected or uncertain events and changes in market conditions.

The repayment of loans secured by multifamily real estate is typically dependent upon the successful operation of the real estate property. If the cash flows from the property are reduced, the borrower’s ability to repay the loan may be impaired and the value of the underlying collateral impacted. We regularly perform stress testing on the multifamily portfolio by stressing rental income and the value of the property securing the loans to calculate loss estimates that assist management with establishing appropriate reserve levels and ensuring adequate capital levels are maintained.

Construction Loans.  Our construction and development portfolio decreased from $180.5 million at December 31, 2022, to $165.4 million at December 31, 2023, due to reduced volumes based on rising interest rates.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released. The mortgage activity slowed in both 2023 and 2022 due to the continued decline in housing inventory, and the rising rate environment.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs acquired in 2017 and 2018.  We experienced a decline in our organic home equity lending in 2023 and 2022, as HELOC payoffs were accelerated on both the organic and purchased portfolios held.

Consumer Loans.  We also provide many types of consumer loans including primarily motor vehicle, home improvement and signature loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.  In addition, with the West Suburban acquisition, we acquired a small credit card portfolio with outstanding balances of approximately $5.2 million at December 31, 2021, which was sold during the third quarter of 2022. We retained the servicing of these loans through deconversion which occurred in September of 2023.

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

Wealth Management

We offer wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2023, we had approximately $1.66 billion in assets under administration and/or management.

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

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with 35% of our employees having tenure of over ten years and 27% of our employees having at least 15 years of service.  We believe that employee development and retention starts with relationships, both among employees and with the communities we serve.  Our 2023 O2 Cares initiatives promoted an inclusive workplace through collaborative initiatives focused on building relationships through Employee Experience, Engagement and Social Connections.  These efforts were led with the support of senior leaders and our Human Resources department and included thoughtful activations around Black History Month, Women’s History Month, Pride Month, Hispanic Heritage Month, and Veterans Day.  Customer and non-profit organization spotlights were shared to celebrate and elevate our diverse communities.  In 2023, we also focused on finding ways to bring employees together, build relationships, and serve our communities side by side.  Several examples include an all-staff after hours event with approximately 600 employees in attendance, a minor league baseball outing with approximately 800 employees and family in attendance, and new monthly spotlights showcasing an employee and a philanthropic endeavor that they support.  In addition, we continued to have hundreds of attendees at our popular Executive Coffee Break sessions where we strive to make executives accessible to all employees in a casual and fun venue.

At December 31, 2023, we employed 834 full-time equivalent employees.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic caused extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law providing $2.2 trillion of economic stimulus in the wake of COVID-19. There were a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic, many of which have expired.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Consolidated Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. The PPP ended in accordance with its terms on May 31, 2021, and as of December 31, 2023, we had ten outstanding PPP loans totaling $153,000 that continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty, compared to 15 loans which totaled $1.6 million as of December 31, 2022.

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

Basel III Capital Standards. Regulatory capital rules known as the Basel III rules, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. Following the merger with West Suburban, the Company was no longer considered a “small bank holding company” as of December 31, 2021.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, began to be phased in at 25% per year beginning January 1, 2022. As of December 31, 2021, this additional component added to capital had been materially reversed, as provision for credit loss reversals of $10.3 million were recorded in 2021, excluding the impact of the West Suburban acquisition and resultant PCD loan marks.  As of December 31, 2023 and 2022, capital measures of the Company exclude $1.9 million and $2.9 million, respectively, which is primarily the Day One impact of CECL adoption to retained earnings recorded in 2020 less partial runoff since January 2022.

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

As of December 31, 2023, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2023, we had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the OCC, and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation. Additionally, the Federal Trade Commission and DOJ jointly released the 2023 Draft Merger Guidelines for public comment to strengthen the agencies’ oversight over mergers that would violate the federal antitrust laws. If adopted as proposed in draft form, the Merger Guidelines would substantially modify the existing regulatory framework for merger enforcement. It is not yet clear what effect, if any, the draft Merger Guidelines will have on the federal banking agencies as they consider revising the requirements for mergers involving banks and bank holding companies. On January 29, 2024, the OCC released a notice of proposed rulemaking to (i) amend its existing procedural regulation that provides for expedited review of a limited set of business combinations involving a national bank or federal savings association and (ii) adopt a new policy statement summarizing the OCC’s substantive approach to evaluating Bank Merger Act applications. Comments on the OCC notice of proposed rulemaking are due no later than 60 days following publication of the proposal in the Federal Register.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies.  The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.  The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.  However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules directed the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. As of December 1, 2023, the final clawback rules from the NASDAQ Stock Market were effective. The Company’s updated clawback policies were approved by our Compensation Committee in August 2023.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  For example, in November 2023, the FDIC implemented a special assessment to recover the approximately $16.3 billion loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier that year. The assessment was limited to banks with an excess of $5 billion uninsured deposits as of December 31, 2022, as such, we did not receive any assessment.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2023, the Bank paid supervisory assessments to the OCC totaling $634,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which was set to expire on January 1, 2024; however, on December 15, 2023, the federal banking agencies again issued a revised interagency statement extending the temporary relief from such enforcement which will expire the sooner of January 1, 2025 or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

Transaction Account Reserves.  Federal Reserve regulations have historically required FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). As of March 26, 2020, the FRBC eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement as of December 31, 2022 or 2023.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.”  On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements.  We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

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

In August, 2023, the FFIEC revised and updated the examination procedures in the FFIEC’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Examination Manual to provide greater transparency into the examination process and support risk-based examination work. The FFIEC, OCC, and the FDIC also continued their emphasis on the importance of oversight of third party vendors in the BSA/AML process through updated guidance, as well as continued examine and enforcement activity against financial institutions who failed to properly supervise their third party service providers’ BSA/AML activity.

Following the enactment of the Anti-Money Laundering Act of 2020, FinCEN began publishing rules pursuant to the Corporate Transparency Act which establishes a regime for many corporate entities to file a form with FinCEN disclosing their beneficial owners. The first of these rules the “Reporting Rule” sets forth which entities are required to disclose their beneficial ownership information to FinCEN and the date for compliance. Companies that qualify as either a “domestic reporting company” or a “foreign reporting company” must file with FinCEN unless one of the 23 exemptions (such as the exemptions for select banks and credit unions) apply.

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. Increased FinCEN scrutiny and sanctions against Russian entities continued in 2023. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2023, FATF removed Albania, Cayman Islands, Jordan, and Panama from its lists of Jurisdictions under Increased Monitoring and added Bulgaria.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in commercial real estate is one example of regulatory concern.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total commercial real estate loans, as defined by CRE Guidance, outstanding plus any undrawn commitment exceeding 300% of capital, and the outstanding balance of total commercial real estate loans, as defined by CRE Guidance, plus any undrawn commitment has increased 50% or more in the preceding three years; or (ii) construction and land development loans outstanding plus any undrawn commitment exceeding 100% of capital.  The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.  On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s committed loan portfolio as of December 31, 2023, concentrations in commercial real estate declined in 2023 due to growth in non-CRE related loan portfolios, and are 286.9%, or less than the 300% guideline for non-owner occupied commercial real estate loans.  We continue to monitor concentration levels as we seek to manage to an acceptable level of risk with all loan portfolio segments.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that required banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule went into effect and financial institutions are continuing to implement this rule including its ongoing monitoring and risk assessment protocols.

In February 2023, Congress introduced a new bill which would expand personal information protections that currently apply to customers and expand the notice requirements that apply to the collection of individual data. Under the bill, financial institutions must (1) inform individuals for what purpose their data is collected and how the data will be used, and (2) give individuals the opportunity to opt out of data collection. An individual may also end the sharing of the individual’s data with third parties, as well as demand the deletion of the individual’s data. While this bill has not been passed yet, it demonstrates ongoing activity in Congress and a desire to pass more stringent privacy laws. In 2023 alone, at least six bills related to consumer privacy were introduced in Congress. At the state level, seven additional states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA.

The CFPB also took additional action related to consumer privacy, At the beginning of the year, the CFPB issued a request for information about data brokers and invited public comment in order to understand brokers’ data collection practices and the commercial uses of personal data. The CFPB also began rulemaking to implement section 1033 of the Consumer Financial Protection Act of 2010 (CFPA). CFPA section 1033 provides that, subject to rules prescribed by the CFPB, a covered entity (for example, a bank) must make available to consumers, upon request, transaction data and other information concerning a consumer financial product or service that the consumer obtained from the covered entity.

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

In light of the growing concern by regulators about relationships between chartered financial institutions and their third party service providers, the OCC joined the other federal supervisory agencies in passing the Interagency Guidance on Third-Party Relationships: Risk Management. This new guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Entergy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

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

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio, and a reduction in assets under management or administration. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); state or local government insolvency; downgrading of the United States’ credit rating; or a combination of these or other factors.

In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China, the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, and oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Inflationary pressures present a potential threat to our results of operation and financial condition.

The United States generally and the regions in which we operate specifically have experienced throughout 2023 (and for the first time in decades), significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items.  Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time.  Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation.

Inflationary pressures caused the Federal Reserve to increase interest rates from March 2022 through July 2023. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

•	an increase in our deposit and funding costs;
•	a decrease in the demand for loans, mortgage banking products and services and other products and services we offer;
•	a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
•	a decrease in the value of the collateral securing our residential or commercial real estate loans;
•	a permanent impairment of our assets; or
•	an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for credit losses.

Our trust and wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.

Our trust and wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of this business is directly affected by conditions in the financial and securities markets.  The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts, all of which are beyond our control.  We cannot assure you that broad market performance will be favorable in the future.  Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance.  If any of these events occur, the financial performance of our wealth management business could be materially and adversely affected.

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

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The level of the ACL is inherently subjective and is dependent upon a variety of factors beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  We expect economic uncertainty to continue into 2024, which may result in a significant increase to our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

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

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $2.78 billion, or approximately 68.8%, of our loan portfolio at December 31, 2023, compared to $2.73 billion, or approximately 70.6%, at December 31, 2022.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2023, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 286.9% of our Tier 1 capital plus allowance for credit losses, a decrease from 304.2% at December 31, 2022.  In 2023, we were able to manage our non-owner occupied commercial real estate loans back under 300% of capital, as outlined in regulatory guidance, and are performing heightened monitoring over commercial real estate exposures, including concentration limits on commercial real estate type, sub-types and individual tenant exposure, frequent loan portfolio stress testing, as well as sensitivity analysis and using current and prospective market data during underwriting.  Executive management and the Board are actively involved in the review of our commercial real estate portfolio and the approval of individual transactions, with transactions over $5.0 million approved by a management loan committee that includes our chief executive officer, our vice chairman, our chief credit officer, and our senior lending officer.  Commercial real estate transactions over $20.0 million and a relationship credit exposure over $25.0 million require the additional approval of the Directors Loan Committee.  Commercial real estate loans rated watch or worse are actively monitored and reviewed by management and the Board no less than quarterly.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain due to our commercial real estate concentration, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%; however, due in part to rising inflation, from March 2022 through mid-2023 the target Federal Funds rate increased to between 5.25% and 5.50%. When interest rates remain elevated for a prolonged period, we could experience net interest margin compression as our interest-bearing liability rates would continue to reprice upwards, while interest-earning assets would have repriced to peak yields.  Additionally, an increase in the general level of interest rates may also adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  When interest rates fall, net interest income can decline if interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities.  Furthermore, a reduction in interest rates may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could continue to have a material adverse effect on our financial condition and results of operations.

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

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and, only for December 31, 2022 and prior, restructured loans still accruing interest), were $68.8 million at December 31, 2023, an increase of 109.0%, compared to $32.9 million at December 31, 2022. Other real estate owned, or OREO, totaled $5.1 million at December 31, 2023, an increase of 228.2%, compared to $1.6 million at December 31, 2022.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity. Our loan administration costs also increase because of our nonperforming assets. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent then became even more highly competitive.  These trends resulted in labor shortages in many of our markets, which made attracting new employees and replacing existing employees more difficult, however, in 2023, the economy benefitted from reduced labor shortages. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

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

The 2023 high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to the bank failures and the resulting market reaction, in March 2023 the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which will increase our FDIC insurance assessment and will increase our costs of doing business. However, it is uncertain whether these steps by the government will continue to be sufficient to calm financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

In 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, the net result was a split Congress, which in the past leads to less sweeping policy changes. However, Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Moreover, turnover of the presidential administration in 2020 resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be permanently filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of the 2024 election and any additional changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Certain accounting policies are critical to presenting our financial condition and results of operations.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include the allowance for credit losses and fair value methodologies.  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the ACL or sustain credit losses that are significantly higher than the reserve provided, reduce the carrying value of an asset measured at fair value, or significantly increase liabilities measured at fair value.  Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2023, we had net deferred tax assets of $31.1 million, which included a $24.4 million tax effect of adjustments related to other comprehensive income.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risk is the risk of exposure to harm or loss resulting from misuse or abuse of technology by malicious actors. Cybersecurity risk is an important and continuously evolving focus for us as significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology assets. Security efforts are designed to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.  We have experienced, and expect that we will continue to experience, a higher volume and complexity of cyber-attacks. We have implemented precautionary measures and controls reasonably designed that follow the National Institute of Standards and Technology (NIST) and other industry standards to address this increased risk.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our strategic objectives, business environment and operational needs.

Engage Third-parties on Risk Management

Ongoing business expansions may expose us to potential new threats as well as expanded regulatory scrutiny including the introduction of new cybersecurity requirements. We continue to make significant investments in enhancing our cyber defense-in-depth capabilities and to strengthen our partnerships with the appropriate government and law enforcement agencies and other businesses in order to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats.  Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Third parties with which the Company does business or that facilitate the organization’s business activities (e.g., vendors, supply chain, exchanges, clearing houses, etc.) are also sources of cybersecurity risk. Third-party cybersecurity incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises, could affect their ability to deliver a product or service or result in lost or compromised information. Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. Monitoring includes quarterly assessments by our Chief Information Security Officer (“CISO”) and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Governance

Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

Our Information Technology Steering Committee (“ITSC”) is central to the Board’s oversight of cybersecurity risks, which are incorporated into our overall risk management program overseen by our Board Risk Committee. These Committees meet no less than quarterly and are composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. While, as of the date of this Annual Report on Form 10-K, we have not encountered cybersecurity challenges that have materially impaired our operations or financial standing, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future.

Management’s Role Managing Risk

While the ITSC and our Board of Directors to which it reports oversees cybersecurity risk management, management is responsible for the day-to-day cybersecurity risk management processes. The Chief Risk Officer (“CRO”) and the CISO play a pivotal role in informing the ITSC and Board Risk Committee on cybersecurity risks. Comprehensive briefings are presented to the ITSC and Board Risk Committee on a regular basis, with a minimum frequency of quarterly. These briefings encompass a broad range of topics, including:

●	Maturity of our cyber landscape commensurate to inherent risks of environment;
●	Emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events;
●	Compliance with regulatory requirements and industry standards; and
●	Results of internal and external testing of cybersecurity controls.

In addition to our scheduled meetings, CISO maintains an ongoing dialogue with management and the Board of Directors regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The CISO actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The CISO conducts a quarterly review of our cybersecurity posture and the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. With over 30 years of experience in the field of cybersecurity and operational risk, he brings a wealth of expertise to his role. His background includes extensive experience as an enterprise CISO and holds several certifications including ISACA’s, CISM and CRISC and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity training program.

The CISO is responsible for identifying technology and cybersecurity risks and is responsible for the controls to manage threats. To help safeguard the confidentiality, integrity and availability of our infrastructure, resources and information, we maintain an Information Security Program designed to prevent, detect, and respond to cyberattacks. The ITSC and Board of Directors is periodically provided with updates on the Information Security Program, recommended changes, cybersecurity policies and practices, ongoing efforts to improve security, as well as our efforts regarding significant cybersecurity events.

The CISO conducts a quarterly review of our inherent risk posture against the effectiveness of our cyber risk management strategies. This review helps in measuring the effectiveness of controls and identifying areas for improvement ensuring cyber controls is commensurate with our inherent risk profile and the Board’s risk appetite.

Monitoring Cybersecurity Incidents

The CISO continually monitors for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. We deploy defense-in-depth safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls, and ongoing vulnerability assessments as well as ongoing acquisition of knowledge crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and prevent escalation of any loss or damage from the cybersecurity incident.  The Incident Response Plan is continually updated in response to an ever-changing threat landscape to provide long-term strategies for remediation, prevention of future incidents and resiliency to all types of threats. The incident response teams (i) include subject matter experts to address cyber threats and (ii) includes representatives from the accounting team to monitor threat escalation and identify events that may warrant Board notification and a Form 8-K cybersecurity notice.

Reporting to Board of Directors

The CISO, in his capacity, regularly informs the ITSC and Board Risk Committee of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks we face. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

For additional information regarding the risk we face from cybersecurity threats, please see the risk factor titled “Our information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on our business.” included in Part I. Item 1A. - Risk Factors of this report.

Item 2. Properties

We conduct our business primarily at 48 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 42 of our properties and lease six of our locations.  Our six leased locations are under agreements that end from May 31, 2024 through August 31, 2043.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2023, we had 1,258 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2023 and 2022.

	2023			2022
	High	Low	Dividend	High	Low	Dividend
First quarter	$17.70	$13.11	$0.05	$15.48	$12.55	$0.05
Second quarter	14.29	10.79	0.05	15.68	13.28	0.05
Third quarter	16.47	12.69	0.05	15.00	13.03	0.05
Fourth quarter	16.76	13.08	0.05	17.80	12.91	0.05

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

Stock Repurchases

We had no active repurchase program in effect as of December 31, 2022 and made no repurchases in the year ended 2022.

In November 2023, our board of directors authorized the repurchase of up to 2,234,896 shares of our common stock (the “Repurchase Program”). We made no repurchases in the year ended 2023. The Repurchase Program expires December 31, 2024.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2024 would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2018, and ending December 31, 2023, a comparison of cumulative total returns for the Company, S&P 500 Index and the KBW NASDAQ Bank Index.  The information assumes that $100 was invested at the closing price at December 31, 2018, in the common stock of the Company and each index and that all dividends were reinvested.

Total Return Performance
Old Second Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Old Second Bancorp, Inc.	100.00	103.93	78.26	98.81	127.69	124.67
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
KBW Nasdaq Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2023, 2022 and 2021, and financial condition at December 31, 2023 and 2022 and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Summary Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2023	2022	2021
Balance sheet items at year-end
Total assets	$5,722,799	$5,888,317	$6,212,189
Total earning assets	5,315,070	5,488,534	5,845,972
Average assets	5,820,173	6,071,220	3,483,100
Loans, gross	4,042,953	3,869,609	3,420,804
Allowance for credit losses on loans	44,264	49,480	44,281
Deposits	4,570,746	5,110,723	5,466,232
Securities sold under agreement to repurchase	26,470	32,156	50,337
Other short-term borrowings	405,000	90,000	-
Junior subordinated debentures	25,773	25,773	25,773
Subordinated debentures	59,382	59,297	59,212
Senior notes	-	44,585	44,480
Notes payable and other borrowings	-	9,000	19,074
Stockholders’ equity	577,281	461,141	502,027

Results of operations for the year ended
Interest and dividend income	$291,970	$216,473	$105,165
Interest expense	40,039	10,317	8,450
Net interest and dividend income	251,931	206,156	96,715
Provision for credit losses	16,501	6,550	4,326
Noninterest income	34,179	43,116	39,260
Noninterest expense	145,201	151,173	103,782
Income before taxes	124,408	91,549	27,867
Provision for income taxes	32,679	24,144	7,823
Net income available to common stockholders	$91,729	$67,405	$20,044

Performance ratio
Return on average total assets	1.58%	1.11%	0.58%
Return on average equity	17.70%	14.46%	6.04%
Average equity to average assets	8.91%	7.68%	9.53%
Dividend payout ratio	9.76%	13.25%	24.24%

Per share data
Basic earnings	$2.05	$1.51	$0.66
Diluted earnings	$2.02	$1.49	$0.65
Common book value per share	$12.92	$10.34	$11.29
Weighted average diluted shares outstanding	45,395,010	45,213,088	30,737,862
Weighted average basic shares outstanding	44,663,722	44,526,655	30,208,663
Shares outstanding at year-end	44,697,917	44,582,311	44,461,045

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.09%	1.28%	1.29%
Provision for credit losses on loans to total loans	0.41%	0.17%	0.13%
Net loans charged-off to average total loans	0.58%	0.04%	0.22%
Nonaccrual loans to total loans at end of the year	1.67%	0.82%	1.21%
Nonperforming assets to total assets at end of the year	1.29%	0.59%	0.76%
Allowance for credit losses on loans to nonaccrual loans	65.50%	156.57%	106.62%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2023				2022
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$73,696	$74,229	$73,886	$70,159	$67,745	$58,008	$47,389	$43,331
Interest expense	12,461	11,199	10,306	6,073	3,654	2,439	2,125	2,099
Net interest income	61,235	63,030	63,580	64,086	64,091	55,569	45,264	41,232
Provision for credit losses	8,000	3,000	2,000	3,501	1,500	4,500	550	-
Securities losses, net	(2)	(924)	(1,547)	(1,675)	(910)	(1)	(33)	-
Income before taxes	24,938	32,484	34,973	32,013	31,853	26,577	16,676	16,443
Net income	18,225	24,335	25,562	23,607	23,615	19,523	12,247	12,020
Basic earnings per share	0.40	0.55	0.57	0.53	0.53	0.43	0.28	0.27
Diluted earnings per share	0.40	0.54	0.56	0.52	0.52	0.43	0.27	0.27
Dividends paid per share	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

2023 Financial Overview

In 2023, we recorded net income of $91.7 million, or $2.02 per fully diluted share, compared to $67.4 million, or $1.49 per fully diluted share, in 2022, and $20.0 million, or $0.65 per fully diluted share, in 2021.  Our basic earnings per share for the periods presented were $2.05 in 2023, $1.51 in 2022 and $0.66 in 2021.

Our 2023 net income increased primarily as a result of the rising interest rate environment throughout much of 2023. Adjusted net income, a non-GAAP financial measure that excludes, litigation expense, net gains on branch sales, and Visa portfolio deconversion/liquidation costs was $92.9 million in 2023. See the discussion entitled “Non-GAAP Financial Measures” on page 44 and the table below, which provides a reconciliation of this non-GAAP measure and related items, to the most comparable GAAP equivalents.

	Year Ended
	December 31,
	2023	2022	2021
Net Income
Income before income taxes (GAAP)	$124,408	$91,549	$27,867
Pre-tax income adjustments:
Provision for credit losses - Day Two	-	-	14,625
Litigation related expenses	1,200	-	-
Merger-related costs, net of (gains)/losses on branch sales	(258)	9,144	13,190
Liquidation and deconversion costs on Visa credit card portfolio	629	-	-
Gains on the sale of Visa credit card and land trust portfolios	-	(923)	-
Adjusted net income before taxes	125,979	99,770	55,682
Taxes on adjusted net income	33,092	26,341	13,800
Adjusted net income (non-GAAP)	$92,887	$73,429	$41,882

Basic earnings per share (GAAP)	$2.05	$1.51	$0.66
Diluted earnings per share (GAAP)	2.02	1.49	0.65
Adjusted basic earnings per share excluding acquisition-related costs (non-GAAP)	2.08	1.65	1.39
Adjusted diluted earnings per share excluding acquisition-related costs (non-GAAP)	2.05	1.62	1.36

Adjusted net income provides for a comparative analysis of our performance excluding those one time matters, such as litigation expense related to a claim regarding prior years’ overdraft fee compliance, net gains stemming from branch sales completed to eliminate duplicative geographic locations due to the West Suburban acquisition, and the Visa credit card and land trust portfolio sales were executed to exit products that were not within our strategic plan.

Net interest and dividend income increased $45.8 million, or 22.2% for 2023 compared to 2022, due primarily to loan growth and the impact of market interest rate increases on loans and securities. Average loans, including loans held-for-sale, increased $362.5 million, or 9.96%, in 2023 compared to 2022. Organic loan growth in 2023 drove increases in our leases, commercial real estate-investor, and multi-family loan portfolios.  Total interest and dividend income growth in 2023, compared to 2022, resulted in a 157 basis point increase in average rates earned on interest earning assets.  Average interest bearing deposits decreased $423.3 million, or 12.9%, for 2023 compared to 2022, while average deposit rates increased 44 basis points over the same period.  The increase in deposit rates was primarily due to an increase in the average time deposit rates and increased rates for NOW and money markets.  Average noninterest bearing deposits decreased by $190.5 million, or 9.1%, from 2022 to 2023.

We continued to reposition our balance sheet in 2023 to provide appropriate funding for loan growth, ensure adequate liquidity, reduce asset quality risk, and to decrease the rising interest rate risk on our cost of funds.  In 2023, our available-for-sale securities portfolio decreased $346.5 million, compared to year-end 2022, due primarily to $205.7 million of strategic sales and $186.0 million of paydowns, maturities, and calls.  These decreases in 2023 were partially offset by security purchases of $13.4 million. The unrealized mark to market adjustment on securities was an $84.2 million unrealized loss as of December 31, 2023, compared to a $123.5 million unrealized loss at December 31, 2022, due primarily to market interest rate increases.  Average interest bearing liabilities increased $121.8 million, to $3.34 billion in 2023 from $3.46 billion in 2022.  Total average borrowings increased $301.5 million to $492.0 million compared to $190.5 million in 2022. The increase in average borrowings was primarily due to a $343.5 million increase in other short-term borrowings due to additional FHLB advances throughout 2023 that helped to fund loan growth. During 2023, we paid off our notes payable and our senior notes, resulting in a decrease in average borrowings of $11.9 million and $22.5 million, respectively.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2023, we experienced loan growth of $173.3 million, or 4.5%, over 2022.  The growth was driven primarily by originations of loans from the sponsor finance team, as well as growth in leasing, commercial real estate-investor, and multi-family loans.  Asset quality levels have decreased slightly over the last few years relative to total assets, with nonperforming assets of $73.9 million, or 1.29%, of total assets for 2023, compared to $34.5 million, or 0.59% of total assets for 2022, and $47.0 million, or 0.76% of total assets, for 2021, with the total dollar increase in 2023, compared to 2022, primarily due to the increase in nonaccrual loans of $36.0 million.  However, recent economic circumstances have created pressure on portions of the portfolio such as office and assisted living facility loans. We continue to take steps to control operating expenses and increase noninterest income.

As we focused on reducing noninterest expenses, exclusive of acquisition-related activity, we were also able to maintain our profitable wealth management business, and continue profitability, though to a lesser extent, with the mortgage banking business as originations and sales were negatively impacted by elevated interest rates.

For information comparing our financial condition and results of operations for the year ended December 31, 2022, to year ended December 31, 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023.

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

As a result of management’s modeling, we recorded an ACL on loans of $44.3 million as of December 31, 2023; in addition, we recorded an ACL on unfunded commitments of $2.7 million as of December 31, 2023, included within other liabilities.  We recorded provision for credit losses of $16.5 million in 2023, comprised of $18.1 million of provision for credit loss expense on loans, and a $1.6 million release of provision on unfunded commitments.  In 2022, we recorded a provision for credit losses of $6.6 million, comprised of a $6.8 million provision for credit loss expense on loans, and a $200,000 release of provision for credit losses on unfunded commitments. In 2021, we recorded a provision for credit losses of $4.3 million, comprised of a $9.4 million release of provision for credit losses expense on loans, a $12.2 million Day Two non-PCD credit mark on West Suburban acquired loans, and a $1.5 million provision for credit losses on unfunded commitments.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

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

Results of operations

Net interest income

Net interest income, which is our primary source of earnings, is the difference between interest income and fees earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  Our asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions.  This process is discussed in more detail in the section entitled “Interest Rate Risk” in “Quantitative and Qualitative Disclosures about Market Risk.”

Our net interest income increased $45.8 million, or 22.2%, to $251.9 million for 2023, from $206.2 million for 2022.  The increase in 2023 was primarily driven by loan growth and the rising interest rate environment through much of 2023.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 4.64% for the year ended 2023, compared to 3.63% for the year ended 2022, an increase of 101 basis points.  Our net interest margin on a taxable equivalent (TE) basis was 4.67% for the year ended 2023, compared to 3.65% for the year ended 2022, an increase of 102 basis points.  Average interest earning assets decreased $255.1 million during 2023 as volume slowed and rates reflected significant growth, impacting net interest income.  The increase in interest expense in 2023 compared to 2022 was due primarily to an expense increase in all interest bearing deposit categories due to rising rates, as well as higher average balances (FHLB advances) in our short-term funding throughout 2023.

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

Our average earning assets decreased $255.1 million, or 4.5%, to $5.43 billion in 2023, from $5.68 billion in 2022.  The decrease was primarily attributable to a decrease in our securities portfolio and our interest earning deposits, partially offset by organic leases, commercial real estate and multifamily loan growth. Our average earning assets increased $2.41 billion, or 73.7%, to $5.68 billion in 2022, from $3.27 billion in 2021.  The increase was primarily attributable to an increase in our securities and loan portfolios, primarily due to the West Suburban acquisition, in addition to organic commercial, lease financing, and commercial real estate loan growth.

Our average interest bearing liabilities decreased $121.8 million, or 3.5%, to $3.34 billion for 2023, from $3.46 billion in 2022, due primarily to a decrease in all deposit categories, which was partially offset by a noteworthy increase in other short-term borrowings.  Interest bearing deposits decreased by $423.3 million, or 12.9%, to $2.85 billion in 2023, compared to $3.27 billion in 2022, due primarily to the decrease in all deposit categories.  Our average borrowings increased $301.5 million to $492.0 million in 2023 from $190.5 million in 2022. This was mainly due to an increase of $343.5 million in average other short-term borrowings due to obtaining FHLB advances throughout the entirety of 2023. Partially offsetting the increase in our average other short-term borrowings was a decrease of $7.6 million in average securities sold under repurchase agreements, a $22.5 million decrease in average senior notes as the remaining principal balance was paid off in its entirety in June 2023, and a $11.9 million decrease in average notes payable as the term loan was paid off in its entirety in February 2023.

Our average interest bearing liabilities increased $1.41 billion, or 68.4%, to $3.46 billion for 2022, from $2.06 billion in 2021, due primarily to an increase in all deposit categories.  Interest bearing deposits increased by $1.41 billion, or 75.9%, to $3.27 billion in 2022, compared to $1.86 billion in 2021, due primarily to the West Suburban acquisition. Deposit growth was also driven by increases in commercial deposit accounts stemming from new commercial loans.  Our average other borrowings decreased $6.1 million to $190.5 million in 2022 from $196.6 million in 2021. This was mainly due to a decrease of $25.7 million in average securities sold under repurchase agreements and a decrease of $8.5 million in average notes payable as we continued to paydown the US Bank term note, which was ultimately paid off in February 2023. Partially offsetting the decrease in our average other borrowings was an increase of $12.5 million in average other short-term borrowings due to obtaining FHLB advances during the second half of 2022.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Year Ended December 31,
	2023			2022			2021
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,303	$2,503	5.08	$308,845	$2,175	0.70	$493,313	$656	0.13
Securities:
Taxable	1,177,860	37,940	3.22	1,537,655	31,566	2.05	522,892	8,168	1.56
Non-taxable (TE)[1]	170,018	6,746	3.97	181,496	6,692	3.69	188,951	6,464	3.42
Total securities (TE)[1]	1,347,878	44,686	3.32	1,719,151	38,258	2.23	711,843	14,632	2.06
Dividends from FHLBC and FRBC	32,351	1,920	5.93	19,051	936	4.91	10,201	456	4.47
Loans and loans held-for-sale [1,2]	4,000,269	244,317	6.11	3,637,815	176,532	4.85	2,057,594	90,793	4.41
Total interest earning assets	5,429,801	293,426	5.40	5,684,862	217,901	3.83	3,272,951	106,537	3.26
Cash and due from banks	56,592	-	-	52,333	-	-	30,621	-	-
Allowance for credit losses on loans	(51,880)	-	-	(45,742)	-	-	(32,183)	-	-
Other noninterest bearing assets	385,660	-	-	379,767	-	-	211,711	-	-
Total assets	$5,820,173			$6,071,220			$3,483,100

Liabilities and Stockholders' Equity
NOW accounts	$585,304	$1,591	0.27	$610,072	$564	0.09	$584,530	$380	0.07
Money market accounts	752,025	6,039	0.80	1,004,992	958	0.10	407,356	344	0.08
Savings accounts	1,052,750	1,131	0.11	1,188,771	378	0.03	502,863	237	0.05
Time deposits	458,918	6,636	1.45	468,476	1,448	0.31	365,167	1,510	0.41
Interest bearing deposits	2,848,997	15,397	0.54	3,272,311	3,348	0.10	1,859,916	2,471	0.13
Securities sold under repurchase agreements	27,518	93	0.34	35,157	40	0.11	60,895	82	0.13
Other short-term borrowings	356,014	18,774	5.27	12,534	480	3.83	-	-	-
Junior subordinated debentures	25,773	1,095	4.25	25,773	1,136	4.41	25,773	1,133	4.40
Subordinated debentures	59,340	2,185	3.68	59,255	2,185	3.69	43,820	1,610	3.67
Senior note	22,000	2,408	10.95	44,533	2,682	6.02	44,429	2,692	6.06
Notes payable and other borrowings	1,332	87	6.53	13,239	446	3.37	21,700	462	2.13
Total interest bearing liabilities	3,340,974	40,039	1.20	3,462,802	10,317	0.30	2,056,533	8,450	0.41
Noninterest bearing deposits	1,906,633	-	-	2,097,151	-	-	1,045,518	-	-
Other liabilities	54,243	-	-	44,986	-	-	49,166	-	-
Stockholders' equity	518,323	-	-	466,281	-	-	331,883	-	-
Total liabilities and stockholders' equity	$5,820,173			$6,071,220			$3,483,100
Net interest income (GAAP)		$251,931			$206,156			$96,715
Net interest margin (GAAP)			4.64			3.63			2.95

Net interest income (TE)[1]		$253,387			$207,584			$98,087
Net interest margin (TE)[1]			4.67			3.65			3.00
Interest bearing liabilities to earning assets	61.53%			60.91%			62.83%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2023, 2022 and 2021.  See the discussion entitled “Non-GAAP Financial Measures” on page 44 and the table on page 47 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes net costs of $2.7 million for 2023, and fee income of $3.0 million for 2022 and $5.8 million for 2021.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP (TE) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2023	2022	2021
Interest income (GAAP)	$291,970	$216,473	$105,165
Taxable equivalent adjustment - loans	39	23	15
Taxable equivalent adjustment - securities	1,417	1,405	1,357
Interest income (TE)	293,426	217,901	106,537
Less: interest expense (GAAP)	40,039	10,317	8,450
Net interest income (TE)	$253,387	$207,584	$98,087
Net interest income (GAAP)	$251,931	$206,156	$96,715
Average interest earning assets	$5,429,801	$5,684,862	$3,272,951
Net interest margin (GAAP)	4.64%	3.63%	2.95%
Net interest margin (TE)	4.67%	3.65%	3.00%

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

Analysis of Year-to-Year Changes in Net Interest Income1

	2023 Compared to 2022			2022 Compared to 2021
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest and dividend income
Interest earning deposits	$(51)	$379	$328	$(145)	$1,664	$1,519
Securities:
Taxable	(4,451)	10,825	6,374	20,138	3,260	23,398
Tax-exempt	(265)	319	54	(235)	463	228
Dividends from FHLBC and FRBC	758	226	984	431	49	480
Loans and loans held-for-sale	18,854	48,931	67,785	75,884	9,855	85,739
Total interest and dividend income	14,845	60,680	75,525	96,073	15,291	111,364
Interest expense
NOW accounts	(22)	1,049	1,027	17	167	184
Money market accounts	(178)	5,259	5,081	564	50	614
Savings accounts	(38)	791	753	185	(44)	141
Time deposits	(29)	5,217	5,188	(577)	515	(62)
Securities sold under repurchase agreements	(7)	60	53	(31)	(11)	(42)
Other short-term borrowings	18,046	248	18,294	480	-	480
Junior subordinated debentures	-	(41)	(41)	-	3	3
Subordinated debt	-	-	-	572	3	575
Senior notes	445	(719)	(274)	6	(16)	(10)
Notes payable and other borrowings	8,190	(8,549)	(359)	32	(48)	(16)
Total interest expense	26,407	3,315	29,722	1,248	619	1,867
Net interest and dividend income	$(11,562)	$57,365	$45,803	$94,825	$14,672	$109,497

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

We recorded a $16.5 million provision for credit losses in 2023, an increase of $10.0 million, from 2022. The increase in provision expense over the prior year was primarily due to loan growth of $173.3 million in 2023, and current-year net charge offs, partially offset by improved economic factors.  The 2022 provision for credit losses of $6.6 million compared to $4.3 million in 2021 was primarily due to loan growth of $448.8 million in 2022, partially offset by improved economic factors.

For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in this Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2023	2022	2021	2023-2022	2022-2021
Wealth management	$9,803	$9,887	$9,408	(0.8)	5.1
Service charges on deposits	9,817	9,562	5,403	2.7	77.0
Residential mortgage banking revenue
Secondary mortgage fees	259	332	1,044	(22.0)	(68.2)
Mortgage servicing rights mark to market (loss) gain	(1,425)	3,177	1,261	(144.9)	151.9
Mortgage servicing income	2,029	2,130	2,181	(4.7)	(2.3)
Net gain on sales of mortgage loans	1,477	2,022	9,300	(27.0)	(78.3)
Total residential mortgage banking revenue	2,340	7,661	13,786	(69.5)	(44.4)
Securities (losses) gains, net	(4,148)	(944)	232	(339.4)	(506.9)
Increase in cash surrender value of BOLI	2,120	718	1,390	195.3	(48.3)
Card related income	10,051	10,989	6,712	(8.5)	63.7
Other income	4,196	5,243	2,329	(20.0)	125.1
Total noninterest income	$34,179	$43,116	$39,260	(20.7)	9.8

Our total noninterest income decreased $8.9 million, or 20.7%, to $34.2 million for 2023, compared to $43.1 million for 2022.  The decrease was primarily due to:

●	Lower mortgage banking earnings of $5.3 million, driven by mark to market losses on mortgage servicing rights (MSRs) of $1.4 million in 2023, compared to mark to market gains on MSRs of $3.2 million recorded in 2022, primarily due to changes in market interest rates and prepayment speeds in 2023. Also contributing to the lower mortgage banking earnings in 2023 was a decrease of $545,000 on sales of mortgage loans.
●	Net securities losses of $4.1 million in 2023, compared to net securities losses of $944,000 in 2022, reflecting strategic sales in 2023 given the increasing rate environment resulting in downward pressure on the bond market during the year.
●	A $938,000, or 8.5%, decrease in card-related income in 2023, compared to 2022, due to decreased consumer spending.
●	Other income decreased $1.0 million, or 20.0% in 2023, compared to 2022, primarily due to a $743,000 gain on a Visa credit card portfolio sale and a $180,000 gain on the sale of a land trust portfolio, both recorded in the third quarter of 2022.

Partially offsetting these decreases was an increase in service charges on deposits of $255,000 and a $1.4 million increase in the cash surrender value of BOLI. We had no BOLI death benefit proceeds in 2023 or 2022.

Our total noninterest income increased $3.9 million, or 9.8%, to $43.1 million for 2022, compared to $39.3 million for 2021.  This increase was due to growth in wealth management of $479,000, service charges on deposits of $4.2 million, mark to market gains on MSRs of $1.9 million, card related income of $4.3 million, and other income of $2.9 million. Partially offsetting these increases were reductions in secondary mortgage fees of $712,000, or 68.2%, in 2022 compared to 2021, as well as a reduction in the net gain on sales of mortgage loans of $7.3 million, or 78.3%, over the same period, each due to a reduction in secondary market mortgage loan origination volumes in 2022 due to the rising rate environment.  Finally, net securities losses of $944,000 were recorded in 2022, compared to $232,000 of net securities gains in 2021, reflecting strategic security sales in 2022 given the increasing rate environment resulting in downward pressure on the bond market during the year. We had no BOLI death benefit proceeds in 2022 or 2021.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2023	2022	2021	2023-2022	2022-2021
Salaries	$66,414	$64,572	$42,444	2.9	52.1
Officers incentive	8,447	8,538	5,352	(1.1)	59.5
Benefits and other	13,705	13,463	9,895	1.8	36.1
Total salaries and employee benefits	88,566	86,573	57,691	2.3	50.1
Occupancy, furniture and equipment	14,437	14,992	13,548	(3.7)	10.7
Computer and data processing	7,277	15,795	7,936	(53.9)	99.0
FDIC insurance	2,705	2,401	975	12.7	146.3
Net teller & bill paying	2,115	3,730	874	(43.3)	326.8
General bank insurance	1,212	1,221	1,214	(0.7)	0.6
Amortization of core deposit intangible	2,461	2,626	644	(6.3)	307.8
Advertising expense	721	589	343	22.4	71.7
Card related expense	5,123	4,348	2,538	17.8	71.3
Legal fees	927	873	1,096	6.2	(20.3)
Consulting & management fees	2,415	2,425	5,005	(0.4)	(51.5)
Other real estate owned expense, net	399	130	151	206.9	(13.9)
Other expense	16,843	15,470	11,767	8.9	31.5
Total noninterest expense	$145,201	$151,173	$103,782	(4.0)	45.7

Our total noninterest expense decreased by $6.0 million, or 4.0%, in 2023 compared to 2022.  The decrease was primarily due to:

●	A $555,000, or 3.7%, decrease in occupancy, furniture and equipment expense primarily due to equipment and maintenance costs incurred in 2022 related to the acquisition of West Suburban.
●	An $8.5 million, or 53.9%, decrease in computer and data processing expense, primarily due to merger-related costs incurred related to our acquisition of West Suburban as systems conversion was performed in April 2022.
●	A $1.6 million, or 43.3%, decrease in net teller & bill paying services, primarily due to costs incurred in 2022 for new payment platforms related to our acquisition of West Suburban.

Partially offsetting these decreases to noninterest expense was a $2.0 million, or 2.3%, increase in salaries and employee benefits. Our number of full-time equivalent employees was 834 as of December 31, 2023, compared to 819 as of December 31, 2022. Also partially offsetting the decrease in noninterest expense was a $304,000, or 12.7%, increase in FDIC insurance, a $132,000, or 22.4%, increase in advertising expense for updated branding, a $775,000, or 17.8%, increase in card related expense, a $269,000 increase in other real estate owned expense due to six additions and nine disposals throughout 2023, and a $1.4 million increase in other expense primarily due to a $1.2 million litigation expense recorded in the fourth quarter of 2023 for a pending overdraft fee compliance claim.

Our total noninterest expense increased by $47.4 million, or 45.7%, in 2022 compared to 2021.  The increase was comprised of a $22.1 million increase in salaries primarily due to the West Suburban acquisition, a $3.2 million increase in officers’ incentives primarily due to higher incentive accruals in 2022, and a $3.6 million increase in benefits and other expense primarily due to increases stemming from additional employees from our acquisition of West Suburban.  In addition, occupancy, furniture and equipment expense increased $1.4 million due to the acquisition of West Suburban related assets. Computer and data processing expense increased $7.9 million, FDIC insurance increased $1.4 million, net teller & bill paying increased $2.9 million, card related expense increased $1.8 million and other expense increased $3.7 million, all due to merger-related costs incurred and increased activity related to our acquisition of West Suburban.  Partially offsetting these increases to noninterest expense was a $223,000, or 20.3%, reduction in legal fees and a $2.6 million, or 51.5% reduction in consulting & management fees as the majority of legal and consulting fees were captured during the acquisition of West Suburban in December 2021.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2023	2022	2021
Efficiency Ratio / Adjusted Efficiency Ratio (1)
(Dollars in thousands)

Noninterest expense	$145,201	$151,173	103,782	$145,201	$151,173	103,782
Less amortization of core deposit intangible	2,461	2,626	644	2,461	2,626	644
Less other real estate expense, net	399	130	151	399	130	151
Less litigation related expense	N/A	N/A	N/A	1,200	-	-
Less acquisition related costs, net of (gains)/losses on branch sales	N/A	N/A	N/A	(258)	9,143	13,190
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	N/A	629	-	-
Noninterest expense less adjustments	$142,341	$148,417	$102,987	$140,770	$139,274	89,797

Net interest income	$251,931	$206,156	96,715	$251,931	$206,156	96,715
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	39	23	15
Securities	N/A	N/A	N/A	1,417	1,405	1,357
Net interest income including adjustments	251,931	206,156	96,715	253,387	207,584	98,087
Noninterest income	34,179	43,116	39,260	34,179	43,116	39,260
Less securities (losses) gains, net	(4,148)	(944)	232	(4,148)	(944)	232
Less MSRs mark to market (losses) gains	(1,425)	3,177	1,261	(1,425)	3,177	1,261
Less gain on Visa credit card portfolio sale	N/A	N/A	N/A	-	743	-
Less gain on sale of land trust portfolio	N/A	N/A	N/A	-	180	-
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	564	191	370
Noninterest income (excluding) / including adjustments	39,752	40,883	37,767	40,316	40,151	38,137

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$291,683	$247,039	134,482	$293,703	$247,735	136,224
Efficiency ratio / Adjusted efficiency ratio	48.80%	60.08%	76.58%	47.93%	56.22%	65.92%

1  See discussion entitled “Non-GAAP Financial Measures” on page 44.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2023, is detailed in Note 11 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $32.7 million for December 31, 2023 compared to an income tax expense of $24.1 million in 2022 and $7.8 million for 2021.  The increase in income tax expense in 2023, compared to 2022, is commensurate with the growth in our pretax income.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 26.3% for 2023, 26.4% for 2022, and 28.1% for 2021.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $5.72 billion at December 31, 2023, a decrease of $165.5 million, or 2.8%, from December 31, 2022.  Our total cash and cash equivalents decreased $15.0 million, driven by a decrease in interest earning deposits with financial institutions, primarily to fund loan growth and pay off rising rate debt.

Our loans increased by $173.3 million, or 4.5%, to $4.04 billion for the year ended December 31, 2023, compared to 2022.  This increase is primarily due to organic loan growth in 2023, driven by originations of loans from the sponsor finance team, as well as growth in leasing, commercial real estate-investor, and multi-family loans.

Our total securities decreased by $346.5 million, or 22.5%, for the year ended December 31, 2023, compared to 2022, primarily due to the $205.7 million of strategic sales, and $186.0 million of paydowns, maturities, and calls.  These decreases in 2023 were partially offset by purchases of $13.4 million of securities as well as the $39.3 million reduction of unrealized losses recorded in 2023. We recorded pretax net security losses of $4.1 million in 2023.

Our total liabilities were $5.15 billion at December 31, 2023, a decrease of $281.7 million, or 5.2%, from December 31, 2022.  Total deposits decreased by $540.0 million, or 10.6%, to $4.57 billion for the year ended December 31, 2023, compared to $5.11 billion for the year ended December 31, 2022, primarily due to customer usage of funds.  Management continued to fund new lending with short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).  In February of 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020. In June 2023, we redeemed all of the $45.0 million senior note, net of deferred issuance costs.

At December 31, 2023, total stockholders’ equity was $577.3 million, compared to $461.1 million at December 31, 2022. The increase in stockholders’ equity primarily stems from net income of $91.7 million recorded in 2023 as well as the decrease in unrealized losses in the available for sale securities portfolio.

Investments

As shown below, we had moderate changes in the overall composition of our securities portfolio in 2023 versus 2022. The overall composition of our securities portfolio was largely consistent in 2022 versus 2021.

Securities Available-for-Sale Portfolio

	2023			2022			2021
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
U.S. Treasury	$174,602	$169,574	14.2	$224,054	$212,129	13.8	$202,251	$202,339	11.9
U.S. government agencies	60,011	56,959	4.8	61,178	56,048	3.6	62,587	61,888	3.7
U.S. government agency mortgage-backed	118,492	106,370	8.9	140,588	124,990	8.1	172,016	172,302	10.2
States and political subdivisions	238,440	229,335	19.2	239,999	226,128	14.7	241,937	257,609	15.2
Corporate bonds	-	-	0.0	10,000	9,622	0.6	10,000	9,887	0.6
Collateralized mortgage obligations	442,987	392,544	32.9	596,336	533,768	34.7	673,238	672,967	39.7
Asset-backed securities	69,248	66,166	5.5	210,388	201,928	13.1	236,293	236,877	14.0
Collateralized loan obligations	173,201	171,881	14.5	180,276	174,746	11.4	79,838	79,763	4.7
Total securities available-for-sale	$1,276,981	$1,192,829	100.0	$1,662,819	$1,539,359	100.0	$1,678,160	$1,693,632	100.0

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

Our total securities portfolio as of December 31, 2023 reflected a net decrease of $346.5 million, or 22.5%, from December 31, 2022. During 2023, we predominantly executed security sales to rebalance the portfolio to better align with our investment strategy and overall liquidity needs. Of the total $391.8 million recorded in security sales, call, maturities and pay-downs in 2023, $50.0 million were related to US Treasury, $20.7 million were related to U.S. government agency mortgage-backed securities, $159.2 million were related to collateralized mortgage obligations, and $139.7 million were related to asset-backed securities.  Net securities losses of $4.1 million were realized in 2023 related to sales and calls during the year.

Some of our holdings of U.S. government agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which do carry the full faith and credit of the U.S. government. We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of ABS also includes securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  Our CLO S&P or Moody’s ratings distribution consists of 100% rated AAA or AA. CLO credit enhancement is achieved through over-collateralization and/or subordination.

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2023.  Weighted average yield is based on amortized costs and not calculated on a tax equivalent basis. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$122,043	1.04%	$47,531	1.04%	$-	-%	$-	-%	$169,574	1.04%
U.S. government agencies	19,590	1.00	34,892	0.90	2,477	6.42	-	-	56,959	1.17
States and political subdivisions	5,095	1.80	12,149	3.98	52,528	2.76	159,563	3.11	229,335	3.04
	146,728	1.06	94,572	1.36	55,005	2.92	159,563	3.11	455,868	2.07
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	498,914	2.42
Asset-backed securities	-	-	-	-	-	-	-	-	66,166	4.35
Collateralized loan obligations									171,881	7.14
Total securities available-for-sale	$146,728	1.06%	$94,572	1.36%	$55,005	2.92%	$159,563	3.11%	$1,192,829	3.03%

As of December 31, 2023, net unrealized losses on available-for-sale securities totaled $84.2 million, which, after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $60.6 million.  As of December 31, 2022, net unrealized losses on available-for-sale securities totaled $123.5 million, which after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $88.9 million.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of
(Dollars in thousands)	2023	Total	2022	Total	2021	Total
Commercial	$841,697	20.8	$840,964	21.7	$771,474	22.6
Leases	398,223	9.8	277,385	7.2	176,031	5.1
Commercial real estate – investor	1,034,424	25.6	987,635	25.5	799,928	23.4
Commercial real estate – owner occupied	796,538	19.7	854,879	22.1	731,845	21.4
Construction	165,380	4.1	180,535	4.7	206,132	6.0
Residential real estate – investor	52,595	1.3	57,353	1.5	63,399	1.9
Residential real estate – owner occupied	226,248	5.6	219,718	5.7	213,248	6.2
Multifamily	401,696	9.9	323,691	8.4	309,164	9.0
HELOC	103,237	2.6	109,202	2.8	126,290	3.7
Other [1]	22,915	0.6	18,247	0.4	23,293	0.7
Total loans	$4,042,953	100.0	$3,869,609	100.0	$3,420,804	100.0

1 The “Other” class includes consumer loans and overdrafts.

Our total loans were $4.04 billion as of December 31, 2023, an increase of $173.3 million from $3.87 billion as of December 31, 2022. This increase was primarily due to loan growth of $120.8 million in our leases and $78.0 million in our multifamily portfolios. In addition, we experienced organic loan growth primarily in our commercial real estate – investor and residential real estate – owner occupied loan portfolios.  We recorded total loan originations, excluding renewals, of $997.2 million in 2023, but we also experienced accelerated paydowns in 2023 due to higher levels of customer liquidity.

We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Management continues to emphasize loan portfolio quality, the increase of nonaccrual and classified loans is isolated to office buildings and assisted living centers, discussed in the “Asset Quality” section below.  We recorded net loan charge-offs of $23.3 million in 2023, $1.6 million in 2022, and $4.4 million in 2021.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years.  While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate categories represented 68.8% and 70.6% of the portfolio at December 31, 2023 and 2022, respectively.  Our lending exposure is diversified across our commercial, leasing, commercial real estate, residential real estate, construction loan, multifamily and HELOC portfolios, with total loan portfolio growth in each of the three years presented above. We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2023.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2023:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		After One Year		After Five Years
		Through Five Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Commercial	$611,800	$117,791	$82,364	$27,015	$1,723	$1,004	$-	$841,697
Leases	6,614	337,376	-	54,233	-	-	-	398,223
Commercial real estate – investor	301,405	483,573	67,361	179,978	2,107	-	-	1,034,424
Commercial real estate – owner occupied	335,246	301,871	128,484	23,953	6,984	-	-	796,538
Construction	141,148	10,163	13,237	526	306	-	-	165,380
Residential real estate – investor	12,099	26,482	8,260	2,931	2,037	786	-	52,595
Residential real estate – owner occupied	31,342	9,699	63,825	46,179	44,585	30,618	-	226,248
Multifamily	156,160	218,144	22,925	4,467	-	-	-	401,696
HELOC	88,061	4,051	389	7,440	-	3,296	-	103,237
Other[1]	7,925	4,398	10,346	246	-	-	-	22,915
Total	$1,691,800	$1,513,548	$397,191	$346,968	$57,742	$35,704	$-	$4,042,953

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Prior to January 1, 2023, nonperforming loans also included performing troubled debt restructured loans accruing interest. Remediation work continues in all segments. Nonperforming loans increased year over year by $35.9 million to $68.8 million at December 31, 2023, and decreased by $11.8 million to $32.9 million at December 31, 2022, compared to December 31, 2021. Nonperforming assets, which includes nonperforming loans plus other real estate owned, totaled $73.9 million as of December 31, 2023, compared to $34.5 million as of December 31, 2022.  Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  Nonperforming credit metrics increased in 2023, largely due to office buildings and senior/assisted living facilities, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans increased to 1.7% as of December 31, 2023, from 0.9% as of December 31, 2022, and 1.3% December 31, 2021.  The distribution of our nonperforming loans is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

(Dollars in thousands)	2023	2022	2021
Nonaccrual loans	$67,583	$31,602	$41,531
Performing troubled debt restructured loans accruing interest	N/A	49	25
Loans past due 90 days or more and still accruing interest	1,196	1,262	3,110
Total nonperforming loans	68,779	32,913	44,666
Other real estate owned	5,123	1,561	2,356
Total nonperforming assets	$73,902	$34,474	$47,022

Other real estate owned ("OREO") as % of nonperforming assets	6.9%	4.5%	5.0%

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $1.9 million, $284,000 and $280,000 was recorded and collected during 2023, 2022 and 2021, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2023, 2022 and 2021, had these loans been on an accrual basis throughout the year, was approximately $7.3 million, $2.7 million and $1.6 million, respectively.

Total past due loans, including accruing and nonaccrual loans, totaled $49.4 million at year-end 2023, a $27.2 million increase from year end 2022, resulting in the rate of past due loans to total loans increasing to 1.2% at year-end 2023 compared to 0.6% at year-end 2022, and 0.8% at year-end 2021.  Refer to Note 5, “Loans and Allowance for Credit Losses on Loans”, in our Consolidated Financial Statements, below, for further detail of past due loans by classification for 2023 and 2022.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2023	2022	2021	2023-2022	2022-2021
Commercial	$8,414	$26,485	$32,712	(68.2)	(19.0)
Leases	818	1,876	3,754	(56.4)	(50.0)
Commercial real estate – investor	43,798	27,410	10,667	59.8	157.0
Commercial real estate – owner occupied	54,613	40,890	15,429	33.6	165.0
Construction	17,155	1,333	2,104	N/M	(36.6)
Residential real estate – investor	1,331	1,714	1,265	(22.3)	35.5
Residential real estate – owner occupied	3,216	3,854	5,099	(16.6)	(24.4)
Multifamily	1,775	2,954	2,278	(39.9)	29.7
HELOC	1,664	2,411	1,423	(31.0)	69.4
Other(1)	-	2	10	(100.0)	(80.0)
Total classified loans	132,784	108,929	74,741	21.9	45.7
Other real estate owned	5,123	1,561	2,356	228.2	(33.7)
Total classified assets	$137,907	$110,490	$77,097	24.8	43.3

N/M - Not meaningful

1 The “Other” class includes consumer loans and overdrafts.

Classified loans include nonaccrual and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected.

Total classified loans increased in 2023 compared to 2022, and increased in 2022 compared to 2021. The growth in 2023 is primarily due to an increase of $16.4 million of Commercial real estate – investor loans, an increase of $13.7 million of commercial real estate – owner occupied, and an increase of $15.8 million of construction, compared to 2022. In 2023, the increases to classified commercial real estate – owner occupied and commercial real estate – investor loans were driven by downgrades to loans collateralized by office buildings and senior/assisted living facilities. The growth in classified assets in 2022 over the prior year is primarily due to an increase of $16.7 million of Commercial real estate – investor loans, and an increase of $25.5 million of Commercial real estate – owner occupied loans, compared to 2021. In 2022, the increase to Commercial real estate – owner occupied was due to increased healthcare industry loans being categorized as substandard and the increase to commercial real estate – investor was due to three unrelated large loans being categorized as substandard.  Total classified assets increased in 2023 compared to both 2022 and 2021. Classified assets, which includes classified loans and OREO, was impacted by a $3.6 million net increase in our OREO portfolio in 2023 from 2022, primarily due to the addition of two large office buildings in late 2023.  Our OREO portfolio decreased $795,000 in 2022 from 2021.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased to 21.66% at December 31, 2023, compared to 18.36% at December 31, 2022, from 13.79% at December 31, 2021.

Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled directors loan committee meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as Substandard include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention.  Management defines problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan, and those loans that have been placed on nonaccrual, which are classified as Doubtful.  These problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 5 to the Consolidated Financial Statements, as listed in the credit quality indicators discussion.

Allowance for Credit Losses

At December 31, 2023, the ACL on loans totaled $44.3 million, and the ACL on unfunded commitments, included in other liabilities, totaled $2.7 million, compared to the ACL on loans of $49.5 million and ACL on unfunded commitments of $5.1 million at December 31, 2022. The decrease was primarily due to large charge offs taken in the fourth quarter of 2023, which was partially offset by improved economic conditions.

One measure of the adequacy of the ACL is the ratio of the ACL on loans to total loans. The ACL as a percentage of total loans was 1.1% as of December 31, 2023 and 1.3% as of December 31, 2022. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

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

During 2023, we recorded an $18.1 million of provision for credit losses expense on loans and a $1.6 million release of provision for credit losses on unfunded commitments. During 2022, we recorded a $6.8 million provision for credit losses expense on loans, and a $200,000 release of provision for credit losses on unfunded commitments.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2023	2022	2021
Total average loans (exclusive of loans held–for–sale)	$3,998,937	$3,634,570	$2,051,944
Allowance at beginning of year	49,480	44,281	33,855
Charge–offs:
Commercial	885	151	963
Leases	882	371	69
Commercial real estate – investor	11,816	1,401	2,724
Commercial real estate – owner occupied	10,691	133	1,797
Construction	-	-	-
Real estate – investor	-	-	-
Real estate – owner occupied	-	2	-
Multifamily	-	-	183
HELOC	-	-	17
Other[1]	368	402	180
Total charge–offs	24,642	2,460	5,933
Recoveries:
Commercial	632	95	352
Leases	119	2	-
Commercial real estate – investor	77	81	78
Commercial real estate – owner occupied	29	104	235
Construction	100	-	-
Real estate – investor	30	30	291
Real estate – owner occupied	79	226	158
Multifamily	-	63	-
HELOC	105	140	234
Other[1]	169	168	141
Total recoveries	1,340	909	1,489
Net charge-offs	23,302	1,551	4,444
Day 1 PCD credit evaluation	-	-	12,075
Provision for credit losses on loans	18,086	6,750	2,795
Allowance at end of year	$44,264	$49,480	$44,281

Net charge-offs to total average loans	0.6%	0.0%	0.2%
ACL on loans at year end to total average loans	1.1%	1.4%	2.2%
Nonaccrual loans to total loans outstanding	1.7%	0.8%	1.2%
Nonperforming loans to total loans outstanding	1.7%	0.9%	1.3%
ACL on loans at year end to nonaccrual loans	65.5%	156.6%	106.6%

1 The “Other” class includes consumer loans and overdrafts.

The following table summarizes, for the years indicated, net charge-offs per loan class and the percentage of total average loans per class:

		% of Total		% of Total		% of Total
		Average		Average		Average
		Loans Per		Loans Per		Loans Per
	2023	Class	2022	Class	2021	Class
Commercial	$253	0.0	$56	0.0	$611	0.1
Leases	763	0.2	369	0.1	69	0.1
Commercial real estate – investor	11,739	1.1	1,320	0.1	2,646	0.6
Commercial real estate – owner occupied	10,662	1.4	29	0.0	1,562	0.4
Construction	(100)	(0.1)	-	-	-	-
Residential real estate – investor	(30)	(0.1)	(30)	(0.1)	(291)	(0.7)
Residential real estate – owner occupied	(79)	(0.0)	(224)	(0.1)	(158)	(0.1)
Multifamily	-	-	(63)	(0.0)	183	0.1
HELOC	(105)	(0.1)	(140)	(0.1)	(217)	(0.3)
Other [1]	199	0.8	234	1.6	39	0.3
Net charge–offs	$23,302	0.6	$1,551	0.0	$4,444	0.2

1 The “Other” class includes consumer loans and overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.  Our provision for credit losses in 2023 totaled $16.5 million, compared to $6.6 million in 2022, and $4.3 million in 2021.  Net charge-offs recorded in 2023 totaled $23.3 million, compared to net charge-offs of $1.6 million recorded in 2022, and net charge-offs of $4.4 million in 2021. The increase of net charge offs in 2023 was due to six large charge offs taken on our commercial real estate, primarily with office buildings and senior/assisted living facilities, in 2023. Our ACL on loans to average loans was 1.1% as of December 31, 2023, compared to 1.4% at December 31, 2022 and 2.2% at December 31, 2021.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2023		2022		2021
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$3,998	20.8	$11,968	21.7	$11,751	22.6
Leases	2,952	9.8	2,865	7.2	3,480	5.1
Commercial real estate – investor	17,105	25.6	10,674	25.5	10,795	23.4
Commercial real estate – owner occupied	12,280	19.7	15,001	22.1	4,913	21.4
Construction	1,038	4.1	1,546	4.7	3,373	6.0
Real estate – investor	669	1.3	768	1.5	760	1.9
Real estate – owner occupied	1,821	5.6	2,046	5.7	2,832	6.2
Multifamily	2,728	9.9	2,453	8.4	3,675	9.0
HELOC	1,656	2.6	1,806	2.8	2,510	3.7
Other[1]	17	0.6	353	0.4	192	0.7
Total	$44,264	100.0	$49,480	100.0	$44,281	100.0

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

During 2023, the release of credit losses on unfunded commitments totaled $1.6 million, and the allowance for unfunded commitments totaled $2.7 million as of December 31, 2023.  Management reviewed the securities portfolio for credit loss exposure, and determined that no allowance for credit losses on securities was required for 2023.  See Note 4 to the Consolidated Financial Statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) increased to $5.1 million as of December 31, 2023, compared to $1.6 million as of December 31, 2022, reflecting a $3.6 million increase. During 2023, we transferred six OREO properties from loans with a total fair value of $5.6 million, and we sold nine properties which had a net book value of $2.8 million. Net gains on the sale of OREO properties during 2023 totaled $256,000, compared to net gains on sale of OREO properties of $163,000 in 2022 and $41,000 in 2021. The OREO valuation reserve decreased to $118,000 in 2023 compared to $856,000 in 2022.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2023	2022	2021	2023-2022	2022-2021
Single family residence	$-	$-	$645	-	(100.0)
Lots (single family and commercial)	-	1,261	1,411	(100.0)	(10.6)
Vacant land	197	300	300	(34.3)	-
Multi-family	-	-	-	-	-
Commercial property	4,926	-		-	-
Total OREO properties	$5,123	$1,561	$2,356	228.2	(33.7)

Other real estate assets transferred from loans are recorded at the fair value of the property when transferred, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2023 was $118,000, which was 2.3% of gross OREO at year-end 2023.  This compares to $856,000, or 35.4%, of gross OREO, net of participations and purchase accounting adjustments, at year-end 2022.

Deposits

Our total deposits contracted by $540.0 million, or 10.6%, to a total of $4.57 billion at year-end 2023, compared to year-end 2022, primarily due to a $216.8 million decrease in non-interest bearing demand deposits, a $190.9 million decrease in money market accounts, and a $174.3 million decrease in savings accounts, partially offset by an $86.0 million increase in certificates of deposit. Total deposits decreased by $355.5 million, or 6.5%, to a total of $5.11 billion at year-end 2022 compared to year-end 2021. We had no brokered certificates of deposit as of December 31, 2023 or December 31, 2022.

Average Balances and Interest Rates

	2023		2022		2021
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$1,906,633	-	$2,097,151	-	$1,045,518	-
Interest bearing:
NOW and money market	1,337,329	0.57	1,615,064	0.09	991,886	0.07
Savings	1,052,750	0.11	1,188,771	0.03	502,863	0.05
Time	458,918	1.45	468,476	0.31	365,167	0.41
Total deposits	$4,755,630		$5,369,462		$2,905,434

The following table sets forth the amounts and maturities of time deposits of $250,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $250,000 or More

(Dollars in thousands)	2023	2022
3 months or less	$23,677	$9,433
Over 3 months through 6 months	28,607	6,274
Over 6 months through 12 months	21,558	13,965
Over 12 months	7,740	10,794
	$81,582	$40,466

The following table presents estimated insured and uninsured deposits at December 31, 2023 and December 31, 2022 by deposit type, as well as the weighted average rates for each year to date ending period:

(Dollars in thousands)	December 31, 2023				December 31, 2022
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,834,891	$1,137,089	$697,802	-%	$2,051,702	$1,327,379	$724,323	-%
Savings	971,334	905,163	66,171	0.11	1,145,592	1,065,153	80,439	0.03
NOW accounts	565,375	414,005	151,370	0.27	609,338	453,799	155,539	0.09
Money market accounts	671,240	473,006	198,234	0.80	862,170	588,923	273,247	0.10
Time deposits	527,906	452,000	75,906	1.45	441,921	381,980	59,941	0.31
Total	$4,570,746	$3,381,263	$1,189,483	0.32%	$5,110,723	$3,817,234	$1,293,489	0.06%

Collateralized public funds	$247,202	$15,211	$231,991		$262,318	$15,879	$246,439

As of December 31, 2023, 19.5% of our uninsured deposits were secured by collateralized public funds; in addition, the Bank had ample liquidity available with unused funding capacity at correspondent banks.

Borrowings

In addition to deposits, we used other liquidity sources for our funding needs in 2023, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans. We primarily use these borrowings as a source of short-term funding. The outstanding balance of our short-term FHLBC borrowing was $405.0 million and $90.0 million as of December 31, 2023 and December 31, 2022, respectively.

In addition, we have an unused line of credit of $30.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit has not been drawn upon since January 2019.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2023 or 2022.

The average junior subordinated debentures included one issuance of trust preferred securities, Old Second Capital Trust II (“Trust II”), which totals $25.0 million as of December 31, 2023 and 2022.  See Note 10 to the Consolidated Financial Statements Junior Subordinated Debentures for further discussion of Capital Trust II.  The junior subordinated debentures outstanding at December 31, 2023 consist of $25.8 million of the Trust II issuance, including both the preferred and common stock components related to this trust preferred issuance.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole or in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2023, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes matured in ten years, and terms included interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the interest became payable quarterly at three month LIBOR plus 385 basis points. On June 30, 2023, we redeemed all of the $45.0 million senior notes. As of December 31, 2023 we had no senior debt outstanding. As of December 31, 2022, we had $44.6 million of senior debt outstanding, net of deferred issuance costs.

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of December 31, 2023, compared to $9.0 million as of December 31, 2022. The balance in notes payable was related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of December 31, 2023, we had total stockholders’ equity of $577.3 million, an increase of $116.1 million, or 25.2%, from $461.1 million as of December 31, 2022.  This increase was largely attributable to net income of $91.7 million in 2023 and the $28.3 million increase in the fair value adjustments on securities available for sale within accumulated other comprehensive income, net of tax. At December 31, 2023, accumulated other comprehensive loss, net of deferred taxes, was $62.8 million, compared to $93.1 million accumulated other comprehensive loss, net of tax, as of year-end 2022.  Equity in 2023 was reduced for the payment of dividends to common stockholders, which totaled $8.9 million for the year.  Our total stockholders’ equity decreased in 2022, ending at $461.1 million, compared to $502.0 million at year end 2021, due primarily to the $100.0 million reduction in the fair value adjustments on securities available for sale and $1.9 million of fair value adjustments on swaps within accumulated other comprehensive loss, net of tax, offset by net income of $67.4 million.  At December 31, 2022, accumulated other comprehensive loss, net of deferred taxes, was $93.1 million, compared to $8.8 million accumulated other comprehensive income, net of tax, as of year-end 2021.

We issued $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to prior regulatory approval, can now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter, which were subject to a SOFR fallback in 2023 with the cessation of LIBOR.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We pay the counterparty a fixed rate and receive a floating rate based on three month SOFR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2023, and December 31, 2022, total trust preferred proceeds of $25.0 million qualified as Tier 1 regulatory capital at the bank holding company level.

In the third quarter of 2019, our Board of Directors authorized a stock repurchase program, under which we were authorized to repurchase up to approximately 1.5 million shares (or approximately 5%) of our outstanding common stock through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  The stock repurchase program initially expired on September 19, 2020, but was extended through October 20, 2021 following regulatory non-objection.  The actual means and timing of any repurchases, quantity of purchased shares and prices was, subject to certain limitations, at the discretion of management and depended on a number of factors, including, without limitation, market prices of our common stock, general market and economic condition, and applicable legal and regulatory requirements.  These share purchases were funded by our cash on hand.  No shares were repurchased in 2019, and during 2020, we repurchased 719,273 shares of our common stock at a weighted average price of $7.65 per share pursuant to our stock repurchase program. During 2021, we repurchased 766,034 shares at a weighted average share price of $12.81 per share.  In total, we repurchased 1,485,307 shares of our common stock at a weighted average price of $10.31 per share under our stock repurchase program prior to its expiration on October 21, 2021.

In the fourth quarter of 2023, our Board of Directors authorized the repurchase of up to 2,234,896 shares of our common stock.  We may engage in repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.  Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2024 would require Federal Reserve non-objection or approval.  We are not obligated to repurchase any shares under the Repurchase Program, and we did not engage in any repurchases under the Repurchase Program in 2023.

We withheld 34,858 shares for $605,000 to satisfy RSU vesting tax withholding obligations in 2023, which increased treasury stock.  This increase was offset by issuance of 150,464 shares for RSU vestings, which totaled $3.7 million. The net impact was a decrease to treasury stock of 115,606 shares, totaling $3.1 million as of December 31, 2023.  The net decrease in treasury stock increased stockholders’ equity, and also decreased earnings per share by increasing the number of shares outstanding.

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

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2023	2022	2021
The Company
Common equity tier 1 capital ratio	7.00%	N/A	11.37%	9.67%	9.46%
Total risk-based capital ratio	10.50%	N/A	14.06%	12.52%	12.55%
Tier 1 risk-based capital ratio	8.50%	N/A	11.89%	10.20%	10.06%
Tier 1 leverage ratio	4.00%	N/A	10.06%	8.14%	7.81%

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.32%	11.70%	12.41%
Total risk-based capital ratio	10.50%	10.00%	13.24%	12.75%	13.46%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.32%	11.70%	12.41%
Tier 1 leverage ratio	4.00%	5.00%	10.41%	9.32%	9.58%

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2023, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio increased from 7.83% to 10.09%, while our tangible common equity to tangible assets ratio (non-GAAP) increased from 6.28% at December 31, 2022 to 8.56% at December 31, 2023. The reduction in accumulated other comprehensive loss on available-for-sale securities in 2023 contributed to the growth in these ratios, as the numerator was increased.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.

The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2023		December 31, 2022
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$577,281	$577,281	$461,141	$461,141
Less: Goodwill and intangible assets	97,695	97,695	100,156	100,156
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,243	N/A	2,736
Adjusted goodwill and intangible assets	97,695	95,452	100,156	97,420
Tangible common equity	$479,586	$481,829	$360,985	$363,721
Tangible assets
Total assets	$5,722,799	$5,722,799	$5,888,317	$5,888,317
Less: Adjusted goodwill and intangible assets	97,695	95,452	100,156	97,420
Tangible assets	$5,625,104	$5,627,347	$5,788,161	$5,790,897

Common equity to total assets	10.09%	10.09%	7.83%	7.83%
Tangible common equity to tangible assets	8.53%	8.56%	6.24%	6.28%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See “Supervision and Regulation—Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2023 totaled $100.1 million, compared to $115.2 million at December 31, 2022, and $752.1 million as of December 31, 2021. Additional funding sources at the end of 2023 include unused borrowing capacity available from the Federal Home Loan Bank of Chicago, Federal Reserve Bank and correspondent banks of $700.1 million and unencumbered securities available for sale of $382.6 million. The Bank possesses a strong liquidity profile in normal and stressed scenarios due to diverse funding sources, an outsized securities portfolio, and a stable core deposit base.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution.

Net cash inflows from operating activities were $116.4 million during 2023, compared with inflows of $97.3 million in 2022 and inflows of $31.0 million in 2021.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2023, 2022 and 2021.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows for 2023 and 2022, but a source of outflows in 2021.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash inflows from investing activities were $161.6 million in 2023, compared to $432.8 million of outflows in 2022, and $132.9 million of inflows in 2021. Loan growth resulted in $197.6 million of cash outflows for 2023 and $443.9 million of cash outflows in 2022.  Excluding the West Suburban acquisition, loans decreased by $122.1 million in 2021, primarily due to the forgiveness or payoff of PPP loans issued in 2020 and early 2021. In 2023, security transactions resulted in net cash inflows of $378.4 million, and proceeds from the sales of OREO assets accounted for inflows of $2.0 million.  In 2022, securities transactions accounted for net inflows of $9.2 million, and proceeds from the sales of OREO assets accounted for inflows of $941,000.  In 2021, securities transactions accounted for net outflows of $141.4 million, and proceeds from the sale of OREO assets accounted for inflows of $5.8 million.

Net cash outflows from financing activities in 2023 were $293.0 million, compared to $301.5 million of outflows in 2022, and $258.2 million of inflows in 2021. This was primarily due to the net outflow change in deposits of $538.8 million in 2023, $353.9 million in 2022, and the net inflow change in deposits of $235.1 million in 2021.  Significant cash inflows from financing activities in 2023 included growth in other short-term borrowings of $315.0 million as we obtained overnight FHLB advances throughout 2023. Significant inflows from financing activities in 2022 included a growth in other short-term borrowings of $90.0 million. Significant inflows from financing activities in 2021 included a growth in subordinated debentures, net of issuance costs, of $59.1 million as we sold and issued $60.0 million of subordinated debentures in April 2021. Significant cash outflows from financing activities in 2023 included the $9.0 million repayment of the term note in February 2023 and the $45.0 million repayment of senior notes in June 2023.

Commitments and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheets as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2023, do not necessarily represent the amounts that may ultimately be paid.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2023:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$33,226	$75,285	$56,901	$3,961	$169,373
Revolving open end residential	21,625	9,256	5,797	161,527	198,205
Other unused loan commitments, including commercial and industrial	326,066	128,670	3,138	9,813	467,687
Financial standby letters of credit (borrowers)	15,484	1,310	-	-	16,794
Performance standby letters of credit (borrowers)	13,936	315	-	-	14,251
Performance standby letters of credit (others)	67	-	-	-	67
Total	$410,404	$214,836	$65,836	$175,301	$866,377

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes on assets (loans and securities), liabilities (customer deposits and borrowed funds) and off balance sheet derivatives (interest rate swaps).  Fluctuations in interest rates may have a material impact to fair market values of our financial instruments, cash flows, and net interest income.  Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates.  A financial institution’s ability to effectively tune its interest rate risk profile and strategically posture its balance sheet through fluid rate cycles create peer-leading financial results.

In the fourth quarter of 2023, the Federal Reserve Board (“FRB”) held interest rates unchanged, which was widely expected by market participants.  The timing of rate cuts and implied Federal Funds Rate for 2024 have been volatile due to the dichotomy between market expectations and central bank views.  The FRB continued to shrink its balance sheet, ending 2023 at $7.7 trillion, down from a peak of $8.7 trillion in March 2023.

We manage interest rate risk within guidelines established by asset liability policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.  We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2023 and December 31, 2022 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2023.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.  Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. Such presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity.  Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. The market events of failed liquidity management at other banks have been discussed and reviewed by the asset-liability committee. The committee concluded that we continue to possess a strong liquidity profile and no new liquidity risks were identified.  Prudently, we added new measures to assess liquidity risk and enhanced our internal reports to segment deposits by insured, uninsured, collateralized deposits, and we monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of December 31, 2023, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should market interest rates rise.  However, we continue to have a less sensitive profile relative to December 31, 2022 due to the impact of interest rate swaps and sales of variable rate securities.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2023
Dollar change	$(36,337)	$(18,117)	$(8,982)	$9,354	$18,818	$36,453
Percent change	(14.7)%	(7.3)%	(3.6)%	3.8%	7.6%	14.7%

December 31, 2022
Dollar change	$(46,800)	$(22,963)	$(11,327)	$11,278	$22,593	$44,482
Percent change	(18.2)%	(8.9)%	(4.4)%	4.4%	8.8%	17.3%

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

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both.  The annual U.S. inflation rate for December 2023 was 3.4%, down from 3.7% quarter-over-quarter, while Core CPI continued to ease at 3.9%.  Management believes the inflation rate will continue to notch down in 2024 at a much slower rate than 2023.  The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits.  Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile.  Inflation has declined to a comfortable level, resulting in a minimal impact of inflation to our financial results.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$55,534	$56,632
Interest earning deposits with financial institutions	44,611	58,545
Cash and cash equivalents	100,145	115,177
Securities available-for-sale, at fair value	1,192,829	1,539,359
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	33,355	20,530
Loans held-for-sale	1,322	491
Loans	4,042,953	3,869,609
Less: allowance for credit losses on loans	44,264	49,480
Net loans	3,998,689	3,820,129
Premises and equipment, net	79,310	72,355
Other real estate owned	5,123	1,561
Mortgage servicing rights, at fair value	10,344	11,189
Goodwill	86,478	86,478
Core deposit intangible	11,217	13,678
Bank-owned life insurance (“BOLI”)	109,318	106,608
Deferred tax assets, net	31,077	44,750
Other assets	63,592	56,012
Total assets	$5,722,799	$5,888,317

Liabilities
Deposits:
Noninterest bearing demand	$1,834,891	$2,051,702
Interest bearing:
Savings, NOW, and money market	2,207,949	2,617,100
Time	527,906	441,921
Total deposits	4,570,746	5,110,723
Securities sold under repurchase agreements	26,470	32,156
Other short-term borrowings	405,000	90,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,382	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Other liabilities	58,147	55,642
Total liabilities	5,145,518	5,427,176

Stockholders’ Equity
Common stock	44,705	44,705
Additional paid-in capital	202,223	202,276
Retained earnings	393,311	310,512
Accumulated other comprehensive loss	(62,781)	(93,124)
Treasury stock	(177)	(3,228)
Total stockholders’ equity	577,281	461,141
Total liabilities and stockholders’ equity	$5,722,799	$5,888,317

	December 31, 2023	December 31, 2022
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,705,150	44,705,150
Shares outstanding	44,697,917	44,582,311
Treasury shares	7,233	122,839

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2023, 2022 and 2021

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income
Loans, including fees	$244,187	$176,379	$90,613
Loans held-for-sale	91	130	165
Securities:
Taxable	37,940	31,566	8,168
Tax exempt	5,329	5,287	5,107
Dividends from FHLBC and FRBC stock	1,920	936	456
Interest bearing deposits with financial institutions	2,503	2,175	656
Total interest and dividend income	291,970	216,473	105,165
Interest expense
Savings, NOW, and money market deposits	8,761	1,900	961
Time deposits	6,636	1,448	1,510
Securities sold under repurchase agreements	93	40	82
Other short-term borrowings	18,774	480	-
Junior subordinated debentures	1,095	1,136	1,133
Subordinated debentures	2,185	2,185	1,610
Senior notes	2,408	2,682	2,692
Notes payable and other borrowings	87	446	462
Total interest expense	40,039	10,317	8,450
Net interest and dividend income	251,931	206,156	96,715
Provision for credit losses	16,501	6,550	4,326
Net interest and dividend income after provision for credit losses	235,430	199,606	92,389
Noninterest income
Wealth management	9,803	9,887	9,408
Service charges on deposits	9,817	9,562	5,403
Secondary mortgage fees	259	332	1,044
Mortgage servicing rights mark to market (loss) gain	(1,425)	3,177	1,261
Mortgage servicing income	2,029	2,130	2,181
Net gain on sales of mortgage loans	1,477	2,022	9,300
Securities (losses) gains, net	(4,148)	(944)	232
Change in cash surrender value of BOLI	2,120	718	1,390
Card related income	10,051	10,989	6,712
Other income	4,196	5,243	2,329
Total noninterest income	34,179	43,116	39,260
Noninterest expense
Salaries and employee benefits	88,566	86,573	57,691
Occupancy, furniture and equipment	14,437	14,992	13,548
Computer and data processing	7,277	15,795	7,936
FDIC insurance	2,705	2,401	975
Net teller & bill paying	2,115	3,730	874
General bank insurance	1,212	1,221	1,214
Amortization of core deposit intangible	2,461	2,626	644
Advertising expense	721	589	343
Card related expense	5,123	4,348	2,538
Legal fees	927	873	1,096
Consulting & management fees	2,415	2,425	5,005
Other real estate expense, net	399	130	151
Other expense	16,843	15,470	11,767
Total noninterest expense	145,201	151,173	103,782
Income before income taxes	124,408	91,549	27,867
Provision for income taxes	32,679	24,144	7,823
Net income	$91,729	$67,405	$20,044

Basic earnings per share	$2.05	$1.51	$0.66
Diluted earnings per share	2.02	1.49	0.65
Dividends declared per share	0.20	0.20	0.16

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net Income	$91,729	$67,405	$20,044

Unrealized holding gains (losses) on available-for-sale securities arising during the period	35,160	(139,876)	(8,513)
Related tax (expense) benefit	(9,889)	39,166	2,406
Holding gains (losses), after tax, on available-for-sale securities	25,271	(100,710)	(6,107)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(4,148)	(944)	232
Related tax benefit (expense)	1,117	265	(65)
Net realized (losses) gains after tax	(3,031)	(679)	167
Other comprehensive income (loss) on available-for-sale securities	28,302	(100,031)	(6,274)

Changes in fair value of derivatives used for cash flow hedges	2,851	(2,579)	389
Related tax (expense) benefit	(810)	718	(109)
Other comprehensive income (loss) on cash flow hedges	2,041	(1,861)	280

Total other comprehensive income (loss)	30,343	(101,892)	(5,994)
Total comprehensive income (loss)	$122,072	$(34,487)	$14,050

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)

Balance, December 31, 2020	$17,413	$(2,651)	$14,762
Other comprehensive (loss) income, net of tax	(6,274)	280	(5,994)
Balance, December 31, 2021	$11,139	$(2,371)	$8,768

Balance, December 31, 2021	$11,139	$(2,371)	$8,768
Other comprehensive loss, net of tax	(100,031)	(1,861)	(101,892)
Balance, December 31, 2022	$(88,892)	$(4,232)	$(93,124)

Balance, December 31, 2022	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	28,302	2,041	30,343
Balance, December 31, 2023	$(60,590)	$(2,191)	$(62,781)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$91,729	$67,405	$20,044
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	3,317	5,217	2,932
Securities losses (gains), net	4,148	944	(232)
Provision for credit losses	16,501	6,550	4,326
Originations of loans held-for-sale	(52,091)	(76,607)	(239,175)
Proceeds from sales of loans held-for-sale	52,186	81,776	254,374
Net gains on sales of mortgage loans	(1,477)	(2,022)	(9,300)
Mortgage servicing rights mark to market loss (gain)	1,425	(3,177)	(1,261)
Net accretion of discount on loans and unfunded commitments	(3,067)	(6,339)	(1,177)
Net change in cash surrender value of BOLI	(2,120)	(718)	(1,390)
Net gains on sale of other real estate owned	(256)	(163)	(41)
Provision for other real estate owned valuation losses	269	104	79
Depreciation of fixed assets and amortization of leasehold improvements	4,485	4,085	3,152
Write-down of fixed assets	-	-	3,809
Net gains on disposal and transfer of fixed assets	(623)	(2,017)	-
Amortization of core deposit intangibles	2,461	2,626	644
Change in current income taxes receivable	(4,872)	12,048	(9,286)
Deferred tax expense	1,857	969	6,479
Change in accrued interest receivable and other assets	(5,881)	(940)	6,865
Accretion of purchase accounting adjustment on time deposits	(1,226)	(1,582)	(155)
Change in accrued interest payable and other liabilities	6,033	6,225	(11,075)
Stock based compensation	3,603	2,960	1,435
Net cash provided by operating activities	116,401	97,344	31,047
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	186,049	279,848	138,874
Proceeds from sales of securities available-for-sale	205,738	30,981	605,846
Purchases of securities available-for-sale	(13,414)	(301,649)	(886,103)
Net purchases of FHLBC/FRBC stock	(12,825)	(7,273)	-
Net change in loans	(197,574)	(443,904)	122,102
Purchases of BOLI policies	(590)	(590)	(591)
Proceeds from sales of other real estate owned, net of participations and improvements	2,005	941	5,828
Proceeds from disposition of premises and equipment	4,542	13,346	-
Net purchases of premises and equipment	(12,376)	(4,332)	(2,033)
Cash paid for acquisition, net of cash and cash equivalents acquired	-	(146)	148,995
Net cash provided by (used in) investing activities	161,555	(432,778)	132,918
Cash flows from financing activities
Net change in deposits	(538,751)	(353,927)	235,078
Net change in securities sold under repurchase agreements	(5,686)	(18,181)	(16,643)
Net change in other short-term borrowings	315,000	90,000	-
Issuance of subordinated debentures, net of issuance costs	-	-	59,148
Repayment of term note	(9,000)	(4,000)	(4,000)
Net change in notes payable and other borrowings, excluding term note	-	(6,056)	(315)
Repayment of senior notes	(45,000)	-	-
Dividends paid on common stock	(8,946)	(8,877)	(4,612)
Purchase of treasury stock	(605)	(455)	(10,417)
Net cash (used in) provided by financing activities	(292,988)	(301,496)	258,239
Net change in cash and cash equivalents	(15,032)	(636,930)	422,204
Cash and cash equivalents at beginning of period	115,177	752,107	329,903
Cash and cash equivalents at end of period	$100,145	$115,177	$752,107

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
Supplemental cash flow information	2023	2022	2021
Income taxes paid, net	$35,670	$11,232	$10,592
Interest paid for deposits	14,210	3,418	2,752
Interest paid for borrowings	24,238	6,777	5,366
Non-cash transfer of loans to other real estate owned	5,580	87	196
Non-cash transfer of fixed assets to other assets	582	4,568	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, January 1, 2021	$34,957	$122,212	$236,579	$14,762	$(101,423)	$307,087
Net income			20,044			20,044
Other comprehensive loss, net of tax				(5,994)		(5,994)
Dividends declared on common stock, ($0.16 per share)			(4,612)			(4,612)
Acquisitions, WSB	9,748	81,154			103,582	194,484
Vesting of restricted stock		(2,358)			2,358	-
Stock based compensation		1,435				1,435
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Purchase of treasury stock from stock repurchase program					(9,812)	(9,812)
Balance, December 31, 2021	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			67,405			67,405
Other comprehensive loss, net of tax				(101,892)		(101,892)
Dividends declared on common stock, ($0.20 per share)			(8,904)			(8,904)
Vesting of restricted stock		(3,127)			3,127	-
Stock based compensation		2,960				2,960
Purchase of treasury stock from taxes withheld on stock awards					(455)	(455)
Balance, December 31, 2022	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			91,729			91,729
Other comprehensive income, net of tax				30,343		30,343
Dividends declared on common stock, ($0.20 per share)			(8,930)			(8,930)
Vesting of restricted stock		(3,656)			3,656	-
Stock based compensation		3,603				3,603
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, December 31, 2023	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 48 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Station I, LLC, which holds property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2023 presentation.

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

Mortgage loans held for sale are generally sold with servicing rights retained.  The carrying value of mortgage loans is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related sold loan.

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

Allowance for Credit Losses (“ACL”)

ACL on Loans

The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans.  The Company’s estimate of the ACL for loans reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications.

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

Commercial loans – Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other commercial and industrial business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.  The Company classifies five different risk levels for this segment to assign a loss rate based on historical losses, and may utilize qualitative overlays to align historical loss experience with expectations during the forecast period.

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

Real estate - commercial loans – Real estate - commercial loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type.  The real estate – commercial segments utilized for the ACL on loans are:

●	CRE owner occupied – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver.
●	CRE investor – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver. The primary difference between this segment and CRE owner occupied is within the slightly elevated historical loss rates and qualitative factors used, as the CRE investor properties are more susceptible to market conditions affecting commercial real estate performance compared to owner occupied.

Real estate - construction loans – The Company defines real estate - construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement or development of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.  The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections for the next twelve months.

Real estate - residential loans – These are loans that are extended to purchase or refinance family residential dwellings.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. The real estate – residential segments utilized for the ACL on loans are:

●	Residential owner-occupied – these loans are secured by 1-4 family residential dwellings that are primary or secondary residences and the Company holds a first lien position. The Company applies historical loss rates from periods with like characteristics as the current period, with a longer remaining life than other segments, due to the usually longer-term nature of these loans.
●	Residential investor – these loans are secured by 1-4 family residential dwellings that are not a primary or secondary residence and the Company holds a first lien position. The Company applies historical loss rates from periods with like characteristics as the current period, with a slightly longer remaining life than other segments, but shorter duration than residential owner-occupied.
●	Multifamily – these loans are secured by 5+ unit residential dwellings and the Company typically holds a first lien position. The Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate for the next twelve months as a loss driver.

Home equity lines of credit (“HELOCs”)  – These are lines of credit that are extended to refinance 1-4 family residential dwellings, or to finance the borrower’s needs and collateralized by the borrower’s residence.  These lines may be fixed or variable in nature, and the home serving as collateral may also have a first lien outstanding. The Company’s historical loss rates are utilized from the prior periods which align to the current unemployment projections for the next twelve months.

Consumer loans – Consumer loans include loans extended primarily for consumer and household purposes.  These also include overdrafts and other items not captured by the definitions above.  The primary loss factor for this segment is the unemployment rate forecast for the next twelve months.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for construction, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining maturity) methodology is used for lease financing receivables and consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period. In addition, the Company applies qualitative adjustments to each different loan or lease segment, as described below.

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

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years or longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Fixed Assets Held for Sale totaling $1.0 million are reported within other assets in the Consolidated Balance Sheets. Gains and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements are capitalized and depreciated over the estimated remaining life.

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

Mortgage loans that the Company is servicing for others aggregated to $737.2 million and $771.4 million at December 31, 2023, and 2022, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Under the fair value measurement method, the Company measures mortgage servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes in mortgage servicing rights mark to market in the Consolidated Statements of Income.  The fair values of mortgage servicing rights are subject to significant fluctuations as a result of interest rates, changes in estimated and actual prepayment speeds and default rates and losses.

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

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the servicing right recognized, the consideration received, and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value, with the exception of mortgage servicing rights related to sales of residential mortgage loans, which are carried at fair value.

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value (“CSV”) or the amount that could be realized upon immediate liquidation.  The change in CSV is recorded as an increase in cash surrender value of bank-owned life insurance in the Consolidated Statements of Income in noninterest income.  In addition, insurance proceeds received, net of the original premium investment, are recorded as death benefit realized on bank-owned life insurance in the Consolidated Statements of Income in noninterest income.

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

The Company performed a qualitative assessment of goodwill as of November 30, 2023 which resulted in the fair value of the Company exceeding the carrying value; therefore, it was determined goodwill was not impaired at December 31, 2023.  On November 30, 2022, the Company performed a quantitative assessment of goodwill from which we concluded it was more likely than not that goodwill was not impaired as of December 31, 2022. The quantitative assessment was performed as a matter of periodic practice rather than as a response to a qualitative assessment or triggering event.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2023, CDI totaled $11.2 million compared to $13.7 million at December 31, 2022.  The total CDI amount reflects the acquisition of West Suburban in 2021 as well as ABC Bank in 2018 and the Talmer Bank branch purchase in 2016.  Total CDI amortization expense of $2.5 million, $2.6 million, and $644,000 was recorded in 2023, 2022, and 2021, respectively. The expected future annual amortization expense for each of the next five years (2024-2028) is approximately $2.3 million, $2.1 million, $1.8 million, $1.6 million, and $1.3 million, respectively.

Debt Issuance Costs – Costs associated with the issuance of debt are presented in the Consolidated Balance Sheets as a direct reduction from the carrying value of that debt liability.  The deferred issuance costs are amortized over the life of the related debt instrument, and included within the debt’s interest expense.

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

Equity Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, which utilizes assumptions for expected volatilities based on the previous five-year historical volatilities of the Company's common stock.  Historical data is used to estimate option exercise rates and post-vesting termination behavior, and the risk-free interest rate for the expected term of the option is based on the Treasury yield curve in effect at the time of grant.  The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units.  Compensation cost is recognized over the required service period, generally defined as the vesting period, and is net of a 5% forfeiture assumption for group grants.  Upon vesting, compensation costs for the award expense is trued up based on actual forfeitures incurred.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statements of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as a credit to income tax expense.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction, and in the states of Illinois, Arizona, California, Florida, Indiana, Michigan, New Hampshire, Ohio, Pennsylvania, Tennessee, Texas, and Wisconsin.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Any change in tax rates will be recorded in the period in which the law is enacted.

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

As of December 31, 2023 and 2022 the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2023 and 2022.  The Company is currently open to audit under the statute of limitations for Federal taxes from 2020 to 2022 and various state jurisdictions from 2018 to 2022.

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

Comprehensive Income – Comprehensive income is the total of reported earnings for all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in unrealized gains or losses on securities held-to-maturity established upon transfer from securities available-for-sale and (iii) the effective portion of a derivative used to hedge cash flows.

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2018-16, ASU 2020-04, ASU 2021-01, and ASU 2022-06 – In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.”  ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate.  This guidance was initially effective for annual and interim periods beginning after December 15, 2018. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR.  In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors.  ASU 2022-06 further defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

The Company formed a LIBOR transition team in 2019 and developed a project plan to assess the use of alternative indexes and to seek to ensure all financial instruments that reference LIBOR were identified, quantified, and researched for the LIBOR fallback language available or needed.  The Company completed the ISDA protocol adherence for LIBOR fallback language for all commercial swaps, met with its commercial loan clients to also guide their swap fallback language adherence, and worked to revise all credit documents being issued by the Bank for new loans to ensure appropriate fallback language was included.  The Bank discontinued the use of LIBOR as a reference rate for all consumer loans issued after July 31, 2021, and all commercial loans issued after December 31, 2021, with certain exceptions for those loans that were in the process of funding at the end of 2021. The Company’s systems were updated to handle multiple SOFR-based indexes and the Company planned accordingly for the transition of existing LIBOR exposures as the final LIBOR cessation date was June 30, 2023.  As of September 30, 2023, the Company’s LIBOR transition processes were determined to be completed and alternative index rates are in place.

ASU 2022-01 – On March 28, 2022, the FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.”  The goal of this new hedging standard is to better align the economic results of risk management activities with hedge accounting, by allowing multiple layers of a single closed portfolio to be hedged, as compared to the single-layer, or last of layer method, allowed with the adoption of ASU 2017-12.  ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and was adopted by the Company as of January 1, 2023.  There was no material impact from the adoption of this pronouncement on the financial statements of the Company.

ASU 2022-02 – On March 31, 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate certain troubled debt restructuring (“TDR”) recognition and measurement guidance previously in effect, and consideration of the TDRs similar to other modified loans under CECL is now required.  ASU 2022-02 also requires enhancements to vintage loan disclosures, requiring detail be provided on current-period gross write-offs and disclosure of the amortized cost basis of financing receivables by credit quality indicators and by loan portfolio class of the gross charge-off based on year of origination.  ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those years, and was adopted prospectively by the Company as of January 1, 2023.  There was no material impact from the adoption of this pronouncement on the financial statements of the Company.

ASU 2023-06 – On October 9, 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of, the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the financial statements of the Company.

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes,

(2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted.  The Company will adopt for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

Subsequent Events

On January 16, 2024, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on February 5, 2024, to stockholders of record as of January 26, 2024.

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

The following table presents the carrying amount of all acquired loans as of December 31, 2023 and December 31, 2022, including loans that, as of the acquisition date, had not experienced a more-than-insignificant deterioration in credit quality since origination (“non-PCD loans”):

Acquired Loan Detail	As of December 31, 2023			As of December 31, 2022
	PCD	Non-PCD	Total	PCD	Non-PCD	Total
West Suburban acquired loans	$54,123	$822,078	$876,201	$75,396	$1,059,363	$1,134,759
ABC Bank acquired loans	1,602	21,556	23,158	1,786	31,895	33,681
Talmer Bank acquired loans	-	12,193	12,193	-	15,693	15,693
Total acquired loans net book value	$55,725	$855,827	$911,552	$77,182	$1,106,951	$1,184,133
Accretion recorded on acquired loans year to date	$668	$1,684	$2,352	$848	$4,726	$5,574
Accretion recorded on acquired unfunded commitments year to date			$819			$893

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

Note 3: Cash and Due from Banks

Total cash and cash equivalents were $100.1 million and $115.2 million at December 31, 2023 and 2022, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2023 and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,602	$-	$(5,028)	$169,574
U.S. government agencies	60,011	-	(3,052)	56,959
U.S. government agencies mortgage-backed	118,492	-	(12,122)	106,370
States and political subdivisions	238,440	1,325	(10,430)	229,335
Collateralized mortgage obligations	442,987	421	(50,864)	392,544
Asset-backed securities	69,248	42	(3,124)	66,166
Collateralized loan obligations	173,201	30	(1,350)	171,881
Total securities available-for-sale	$1,276,981	$1,818	$(85,970)	$1,192,829

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$224,054	$-	$(11,925)	$212,129
U.S. government agencies	61,178	-	(5,130)	56,048
U.S. government agencies mortgage-backed	140,588	-	(15,598)	124,990
States and political subdivisions	239,999	363	(14,234)	226,128
Corporate bonds	10,000	-	(378)	9,622
Collateralized mortgage obligations	596,336	1	(62,569)	533,768
Asset-backed securities	210,388	6	(8,466)	201,928
Collateralized loan obligations	180,276	-	(5,530)	174,746
Total securities available-for-sale	$1,662,819	$370	$(123,830)	$1,539,359

1 Excludes interest receivable of $6.6 million and $6.8 million at December 31, 2023 and December 31, 2022, respectively, that is recorded in other assets on the consolidated balance sheets.

FHLBC stock was $18.5 million and $5.6 million at December 31, 2023 and December 31, 2022, respectively.  FRBC stock was $14.9 million at December 31, 2023 and December 31, 2022. Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $810.2 million as of December 31, 2023, were pledged to secure deposits and borrowings, and for other purposes, an increase from $547.8 million at year-end 2022.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2023 by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$150,067	1.06%	$146,728
Due after one year through five years	99,527	1.36	94,572
Due after five years through ten years	59,571	2.92	55,005
Due after ten years	163,888	3.11	159,563
	473,053	2.07	455,868
Mortgage-backed and collateralized mortgage obligations	561,479	2.42	498,914
Asset-backed securities	69,248	4.35	66,166
Collateralized loan obligations	173,201	7.14	171,881
Total securities available-for-sale	$1,276,981	3.03%	$1,192,829

As of December 31, 2023, the Company has no securities issued from one originator, other than the U.S. Government and its agencies, that individually amounted to over 10% of the Company’s stockholders equity.

Securities with unrealized losses with no corresponding allowance for credit losses at December 31, 2023 and 2022 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$5,028	$169,574	4	$5,028	$169,574
U.S. government agencies	-	-	-	9	3,052	56,959	9	3,052	56,959
U.S. government agencies mortgage-backed	-	-	-	128	12,122	106,370	128	12,122	106,370
States and political subdivisions	12	137	27,974	27	10,293	108,408	39	10,430	136,382
Collateralized mortgage obligations	2	8	734	143	50,856	376,236	145	50,864	376,970
Asset-backed securities	-	-	-	17	3,124	61,671	17	3,124	61,671
Collateralized loan obligations	-	-	-	25	1,350	150,902	25	1,350	150,902
Total securities available-for-sale	14	$145	$28,708	353	$85,825	$1,030,120	367	$85,970	$1,058,828

	Less than 12 months			12 months or more
December 31, 2022	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$1,025	$24,121	4	$10,900	$188,008	5	$11,925	$212,129
U.S. government agencies	-	-	-	9	5,130	56,048	9	5,130	56,048
U.S. government agencies mortgage-backed	15	975	11,369	117	14,623	113,621	132	15,598	124,990
States and political subdivisions	45	5,800	128,770	15	8,434	48,877	60	14,234	177,647
Corporate bonds	-	-	-	2	378	9,622	2	378	9,622
Collateralized mortgage obligations	80	12,895	180,624	120	49,674	348,880	200	62,569	529,504
Asset-backed securities	30	3,030	121,915	21	5,436	79,659	51	8,466	201,574
Collateralized loan obligations	23	3,579	112,772	11	1,951	61,974	34	5,530	174,746
Total securities available-for-sale	194	$27,304	$579,571	299	$96,526	$906,689	493	$123,830	$1,486,260

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

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2023	2022	2021
Proceeds from sales of securities	$205,738	$30,981	$605,846
Gross realized gains on securities	-	-	270
Gross realized losses on securities	(4,148)	(944)	(38)
Net realized (losses) gains	$(4,148)	$(944)	$232
Income tax benefit (expense) on net realized (losses) gains	$1,117	$265	$(65)
Effective tax rate applied	26.9%	28.1%	28.0

Note 5: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	December 31, 2023	December 31, 2022
Commercial	$841,697	$840,964
Leases	398,223	277,385
Commercial real estate – investor	1,034,424	987,635
Commercial real estate – owner occupied	796,538	854,879
Construction	165,380	180,535
Residential real estate – investor	52,595	57,353
Residential real estate – owner occupied	226,248	219,718
Multifamily	401,696	323,691
HELOC	103,237	109,202
Other [1]	22,915	18,247
Total loans	4,042,953	3,869,609
Allowance for credit losses on loans	(44,264)	(49,480)
Net loans [2]	$3,998,689	$3,820,129

1  Unless otherwise noted, the “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 5 - Loans and Allowance for Credit Losses on Loans.

2  Excludes accrued interest receivable of $20.5 million and $15.9 million at December 31, 2023 and December 31, 2022, respectively, which is recorded in other assets on the consolidated balance sheets.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for construction, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining maturity) methodology is used for lease financing receivables and consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period.  The economic factors management has selected include the civilian unemployment rate and real gross domestic product supplemented with local unemployment factors. These factors are evaluated and updated quarterly. Additionally, management uses qualitative adjustments to the loss estimates in certain cases as determined necessary. These qualitative adjustments are applied by pooled loan segment and have been made for both increased and decreased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in loss estimation.  Loans that do not share risk characteristics are evaluated on an individual basis and excluded from the pooled loan evaluation.  The amount of expected loss for loans analyzed individually is determined by discounted cash flow or the fair value of the underlying collateral less applicable costs to sell.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 68.8% and 70.6% of the portfolio at December 31, 2023 and December 31, 2022, respectively, and include a mix of owner and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the ACL for loans for the years ended December 31, 2023, 2022 and 2021:

	Beginning	Provision for			Ending
	Balance	(Release of)			Balance
Allowance for credit losses	January 1, 2023	Credit Losses	Charge-offs	Recoveries	December 31, 2023
Commercial	$11,968	$(7,717)	$885	$632	$3,998
Leases	2,865	850	882	119	2,952
Commercial real estate – investor	10,674	18,170	11,816	77	17,105
Commercial real estate – owner occupied	15,001	7,941	10,691	29	12,280
Construction	1,546	(608)	-	100	1,038
Residential real estate – investor	768	(129)	-	30	669
Residential real estate – owner occupied	2,046	(304)	-	79	1,821
Multifamily	2,453	275	-	-	2,728
HELOC	1,806	(255)	-	105	1,656
Other	353	(137)	368	169	17
Total	$49,480	$18,086	$24,642	$1,340	$44,264

	Beginning	Provision for			Ending
Allowance for credit losses	Balance	(Release of)			Balance
	January 1, 2022	Credit Losses	Charge-offs	Recoveries	December 31, 2022
Commercial	$11,751	$273	$151	$95	$11,968
Leases	3,480	(246)	371	2	2,865
Commercial real estate – investor	10,795	1,199	1,401	81	10,674
Commercial real estate – owner occupied	4,913	10,117	133	104	15,001
Construction	3,373	(1,827)	-	-	1,546
Residential real estate – investor	760	(22)	-	30	768
Residential real estate – owner occupied	2,832	(1,010)	2	226	2,046
Multifamily	3,675	(1,285)	-	63	2,453
HELOC	2,510	(844)	-	140	1,806
Other	192	395	402	168	353
Total	$44,281	$6,750	$2,460	$909	$49,480

	Beginning	Impact of	Provision for			Ending
	Balance	WSB Acquisition	(Release of)			Balance
Allowance for credit losses	January 1, 2021	with PCD Loans	Credit Losses	Charge-offs	Recoveries	December 31, 2021
Commercial	$2,812	7,161	$2,389	$963	$352	$11,751
Leases	3,888	-	(339)	69	-	3,480
Commercial real estate – Investor	7,899	1,877	3,665	2,724	78	10,795
Commercial real estate – Owner occupied	3,557	2,771	147	1,797	235	4,913
Construction	4,054	102	(783)	-	-	3,373
Residential real estate – Investor	1,740	23	(1,294)	-	291	760
Residential real estate – Owner occupied	2,714	136	(176)	-	158	2,832
Multifamily	3,625	-	233	183	-	3,675
HELOC	1,948	5	340	17	234	2,510
Other	1,618	-	(1,387)	180	141	192
Total	$33,855	$12,075	$2,795	$5,933	$1,489	$44,281

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31:

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$837	$797	$-	$-	$1,634	$2
Leases	-	-	321	-	321	320
Commercial real estate – investor	15,735	-	-	-	15,735	3,656
Commercial real estate – owner occupied	34,894	-	-	-	34,894	3,900
Construction	7,162	-	-	-	7,162	-
Residential real estate – investor	422	-	-	-	422	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,402	-	-	-	1,402	-
HELOC	39	-	-	-	39	-
Total	$61,997	$797	$321	$-	$63,115	$7,878

		Accounts				ACL
December 31, 2022	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$883	$5,915	$-	$364	$7,162	$569
Leases	-	-	1,248	-	1,248	1,248
Commercial real estate – investor	16,576	-	-	-	16,576	2,875
Commercial real estate – owner occupied	19,188	-	-	2,310	21,498	5,808
Residential real estate – investor	675	-	-	-	675	-
Residential real estate – owner occupied	1,817	-	-	-	1,817	244
Multifamily	1,322	-	-	-	1,322	-
HELOC	180	-	-	-	180	-
Total	$40,641	$5,915	$1,248	$2,674	$50,478	$10,744

Aged analysis of past due loans by class of loans as of December 31, 2023 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$$982	$-	$$1,228	$$2,210	$839,487	$841,697	$1,155
Leases	599	-	347	946	397,277	398,223	-
Commercial real estate – investor	1,209	-	6,087	7,296	1,027,128	1,034,424	-
Commercial real estate – owner occupied	2,103	3,726	15,645	21,474	775,064	796,538	-
Construction	2,540	307	7,161	10,008	155,372	165,380	-
Residential real estate – investor	540	579	168	1,287	51,308	52,595	-
Residential real estate – owner occupied	553	125	1,944	2,622	223,626	226,248	-
Multifamily	1,085	-	233	1,318	400,378	401,696	-
HELOC	565	1,396	269	2,230	101,007	103,237	41
Other	-	1	-	1	22,914	22,915	-
Total	$10,176	$6,134	$33,082	$49,392	$3,993,561	$4,042,953	$1,196

Aged analysis of past due loans by class of loans as of December 31, 2022 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2022	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3	$1,012	$825	$1,840	$839,124	$840,964	$460
Leases	447	22	614	1,083	276,302	277,385	-
Commercial real estate – investor	3,276	1,276	4,315	8,867	978,768	987,635	-
Commercial real estate – owner occupied	373	113	2,211	2,697	852,182	854,879	173
Construction	14	-	116	130	180,405	180,535	-
Residential real estate – investor	445	-	987	1,432	55,921	57,353	144
Residential real estate – owner occupied	1,191	-	2,232	3,423	216,295	219,718	485
Multifamily	267	361	1,322	1,950	321,741	323,691	-
HELOC	291	90	392	773	108,429	109,202	-
Other	19	-	-	19	18,228	18,247	-
Total	$6,326	$2,874	$13,014	$22,214	$3,847,395	$3,869,609	$1,262

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

Nonaccrual loan detail	December 31, 2023	With no ACL	December 31, 2022	With no ACL
Commercial	$870	$870	$7,189	$6,598
Leases	639	318	1,876	-
Commercial real estate – investor	16,572	8,926	4,346	4,244
Commercial real estate – owner occupied	34,946	8,429	8,050	3,813
Construction	7,162	7,162	251	-
Residential real estate – investor	1,331	1,331	1,528	675
Residential real estate – owner occupied	3,078	3,078	3,713	1,572
Multifamily	1,775	1,775	2,538	1,322
HELOC	1,210	1,210	2,109	180
Other	-	-	2	-
Total	$67,583	$33,099	$31,602	$18,404

The Company recognized $1.9 million of interest on nonaccrual loans during the year ended December 31, 2023. The amount of accrued interest reversed against interest income totaled $1.3 million for the year ended December 31, 2023.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit quality indicators by class of loans as of December 31, 2023 were as follows in the vintage table below:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$318,569	$136,668	$35,901	$11,983	$18,390	$3,426	$298,931	$1,408	$825,276
Special Mention	-	2,737	707	171	-	-	4,392	-	8,007
Substandard	-	2,099	146	-	199	-	5,970	-	8,414
Total commercial	318,569	141,504	36,754	12,154	18,589	3,426	309,293	1,408	841,697

Leases
Pass	219,163	113,074	$42,275	14,663	6,975	1,255	-	-	397,405
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	407	203	-	208	-	-	-	818
Total leases	219,163	113,481	42,478	14,663	7,183	1,255	-	-	398,223

Commercial real estate – investor
Pass	159,654	367,512	218,084	108,384	54,322	63,281	8,122	-	979,359
Special Mention	-	-	11,267	-	-	-	-	-	11,267
Substandard	-	-	838	5,327	15,658	9,648	12,327	-	43,798
Total commercial real estate – investor	159,654	367,512	230,189	113,711	69,980	72,929	20,449	-	1,034,424

Commercial real estate – owner occupied
Pass	124,059	134,383	177,553	103,109	42,839	91,062	33,243	-	706,248
Special Mention	1,650	17,415	9,585	3,128	218	3,681	-	-	35,677
Substandard	-	14,630	18,817	4,571	14,809	1,786	-	-	54,613
Total commercial real estate – owner occupied	125,709	166,428	205,955	110,808	57,866	96,529	33,243	-	796,538

Construction
Pass	42,808	66,513	32,942	100	1,593	1,083	3,186	-	148,225
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	9,993	-	7,162	-	-	17,155
Total construction	42,808	66,513	32,942	10,093	1,593	8,245	3,186	-	165,380

Residential real estate – investor
Pass	5,062	14,434	9,027	6,227	6,508	8,469	1,471	-	51,198
Special Mention	-	-	66	-	-	-	-	-	66
Substandard	-	390	-	-	408	533	-	-	1,331
Total residential real estate – investor	5,062	14,824	9,093	6,227	6,916	9,002	1,471	-	52,595

Residential real estate – owner occupied
Pass	32,574	41,528	40,335	25,322	14,233	68,277	763	-	223,032
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	191	685	2,340	-	-	3,216
Total residential real estate – owner occupied	32,574	41,528	40,335	25,513	14,918	70,617	763	-	226,248

Multifamily
Pass	55,310	79,060	123,834	72,539	12,231	40,825	562	-	384,361
Special Mention	-	168	13,425	322	1,645	-	-	-	15,560
Substandard	-	1,009	-	-	-	766	-	-	1,775
Total multifamily	55,310	80,237	137,259	72,861	13,876	41,591	562	-	401,696

HELOC
Pass	2,735	2,679	490	1,757	1,756	2,995	89,161	-	101,573
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	25	1	41	24	184	1,389	-	1,664
Total HELOC	2,735	2,704	491	1,798	1,780	3,179	90,550	-	103,237

Other
Pass	4,060	2,278	1,569	153	85	73	14,697	-	22,915
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total other	4,060	2,278	1,569	153	85	73	14,697	-	22,915

Total loans
Pass	963,994	958,129	682,010	344,237	158,932	280,746	450,136	1,408	3,839,592
Special Mention	1,650	20,320	35,050	3,621	1,863	3,681	4,392	-	70,577
Substandard	-	18,560	20,005	20,123	31,991	22,419	19,686	-	132,784
Total loans	$965,644	$997,009	$737,065	$367,981	$192,786	$306,846	$474,214	$1,408	$4,042,953

Credit quality indicators by class of loans as of December 31, 2022 were as follows in the vintage table below:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$222,856	$72,808	$21,597	$12,742	$6,957	$2,651	$447,821	$-	$787,432
Special Mention	1,701	446	1,182	2,432	-	-	21,286	-	27,047
Substandard	-	2,447	3,139	12,176	4,807	-	3,916	-	26,485
Total commercial	224,557	75,701	25,918	27,350	11,764	2,651	473,023	-	840,964

Leases
Pass	161,379	64,203	$26,995	17,653	4,449	830	-	-	275,509
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	1,606	-	-	270	-	-	-	-	1,876
Total leases	162,985	64,203	26,995	17,923	4,449	830	-	-	277,385

Commercial real estate – investor
Pass	382,311	229,155	133,215	76,846	46,935	51,995	7,113	-	927,570
Special Mention	-	6,766	5,490	10,206	1,070	9,123	-	-	32,655
Substandard	-	71	-	25,042	-	2,297	-	-	27,410
Total commercial real estate – investor	382,311	235,992	138,705	112,094	48,005	63,415	7,113	-	987,635

Commercial real estate – owner occupied
Pass	168,776	223,731	105,669	47,351	49,597	87,357	33,745	-	716,226
Special Mention	-	22,242	48,184	17,668	8,661	1,008	-	-	97,763
Substandard	2,309	15,182	1,191	17,865	853	3,490	-	-	40,890
Total commercial real estate – owner occupied	171,085	261,155	155,044	82,884	59,111	91,855	33,745	-	854,879

Construction
Pass	52,508	66,308	39,542	2,390	226	1,408	1,523	-	163,905
Special Mention	-	-	15,297	-	-	-	-	-	15,297
Substandard	-	-	-	1,198	-	135	-	-	1,333
Total construction	52,508	66,308	54,839	3,588	226	1,543	1,523	-	180,535

Residential real estate – investor
Pass	14,659	9,910	6,945	8,585	4,853	9,626	991	-	55,569
Special Mention	-	70	-	-	-	-	-	-	70
Substandard	621	-	-	499	186	408	-	-	1,714
Total residential real estate – investor	15,280	9,980	6,945	9,084	5,039	10,034	991	-	57,353

Residential real estate – owner occupied
Pass	41,885	44,884	28,418	16,146	12,152	70,741	1,638	-	215,864
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	22	237	968	131	2,496	-	-	3,854
Total residential real estate – owner occupied	41,885	44,906	28,655	17,114	12,283	73,237	1,638	-	219,718

Multifamily
Pass	76,877	126,257	52,262	13,125	39,703	6,098	329	-	314,651
Special Mention	377	3,683	342	1,684	-	-	-	-	6,086
Substandard	1,684	-	-	-	587	683	-	-	2,954
Total multifamily	78,938	129,940	52,604	14,809	40,290	6,781	329	-	323,691

HELOC
Pass	2,760	517	1,497	1,703	657	2,288	97,258	-	106,680
Special Mention	-	-	-	-	-	-	111	-	111
Substandard	62	1	-	-	67	309	1,972	-	2,411
Total HELOC	2,822	518	1,497	1,703	724	2,597	99,341	-	109,202

Other
Pass	4,195	2,835	432	167	69	111	10,436	-	18,245
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1	-	-	-	1	-	2
Total other	4,195	2,835	433	167	69	111	10,437	-	18,247

Total loans
Pass	1,128,206	840,608	416,572	196,708	165,598	233,105	600,854	-	3,581,651
Special Mention	2,078	33,207	70,495	31,990	9,731	10,131	21,397	-	179,029
Substandard	6,282	17,723	4,568	58,018	6,631	9,818	5,889	-	108,929
Total loans	$1,136,566	$891,538	$491,635	$286,716	$181,960	$253,054	$628,140	$-	$3,869,609

The gross charge-offs activity by loan type and year of origination for the year ended December 31, 2023 were as follows:

Current period gross charge-offs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	-	466	364	-	55	$-	$-	$885
Leases	-	870	-	-	12	-	-	-	882
Commercial real estate – investor	123	8,352	71	3,270	-	-	-	-	11,816
Commercial real estate – owner occupied	-	22	178	6,947	3,512	32	-	-	10,691
Construction	-	-	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-	-	-
Other	-	3	27	6	-	332	-	-	368
Total	$123	$9,247	$742	$10,587	$3,524	$419	-	-	$24,642

The Company had $170,000 and $600,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2023 and December 31, 2022, respectively.

As of January 1, 2023, the Company prospectively adopted ASU 2022-02, Topic 326 “Troubled Debt Restructuring (“TDRs”) and Vintage Disclosures”, see Note 1. Eighteen loans, totaling $41.7 million in aggregate, were modified which were experiencing financial difficulty during the year ended December 31, 2023. None of the loans modified under ASU 2022-02 are in payment default as of December 31, 2023.

The following table presents the amortized costs basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to amortized costs basis of each class of financing receivable is also presented below.

December 31, 2023	Term Extension	Combination - Term Extension and Interest Rate Reduction	Combination - Term Extension and Payment Delay	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$3,000	$979	$-	$3,979	0.5%
Commercial real estate – investor	13,521	-	7,646	21,167	2.0%
Commercial real estate – owner occupied	16,082	-	-	16,082	2.0%
Residential real estate – owner occupied	119	-	-	119	0.1%
Multifamily	233	-	-	233	0.1%
HELOC	166	-	-	166	0.2%
Total	$33,121	$979	$7,646	$41,746	1.0%

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following table presents the performance of loans that have been modified as of December 31, 2023.

December 31, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loan Modified
Commercial	$-	$-	$979	$979	$3,000	$3,979
Commercial real estate – investor	838	-	-	838	20,329	21,167
Commercial real estate – owner occupied	-	-	-	-	16,082	16,082
Residential real estate – owner occupied	-	-	-	-	119	119
Multifamily	-	-	233	233	-	233
HELOC	-	-	-	-	166	166
Total	$838	$-	$1,212	$2,050	$39,696	$41,746

The following table summarizes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended December 31, 2023. The Company had one Commercial real estate – investor loan that had a payment modification from principal and interest to interest only until maturity.

December 31, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	8.31	5.00%	-
Commercial real estate – investor	9.96	-	7.00
Commercial real estate – owner occupied	11.65	-	-
Residential real estate – owner occupied	39.00	-	-
Multifamily	21.00	-	-
HELOC	24.00	-	-
Total	10.65	5.00%	7.00

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2023	2022
Beginning balance	$8,483	$10,162
New loans, including acquired related party loans	30	267
Repayments and other reductions	(30)	(1,946)
Change in related party status	(8,483)	-
Ending balance	$-	$8,483

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2023	2022	2021
Balance at beginning of period	$1,561	$2,356	$2,474
Property additions, net of acquisition adjustments	5,580	87	5,748
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	1,749	778	5,787
Period valuation write-down	269	104	79
Balance at end of period	$5,123	$1,561	$2,356

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2023	2022	2021
Balance at beginning of period	$856	$1,179	$1,643
Provision for unrealized losses	269	104	79
Reductions taken on sales	(1,007)	(427)	(543)
Balance at end of period	$118	$856	$1,179

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2023	2022	2021
Gain on sales, net	$(256)	$(163)	$(41)
Provision for unrealized losses	269	104	79
Operating expenses	434	193	133
Less:
Lease revenue	48	4	4
Net OREO expense	$399	$130	$167

Note 7: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2023			2022
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$29,741	$-	$29,741	$29,741	$-	$29,741
Buildings	58,311	25,911	32,400	54,075	24,427	29,648
Leasehold improvements	7,785	1,574	6,211	2,790	1,280	1,510
Furniture and equipment	57,447	46,489	10,958	58,183	46,727	11,456
Total Premises and Equipment	$153,284	$73,974	$79,310	$144,789	$72,434	$72,355

The Company had $1.0 million and $4.6 million of fixed assets held for sale as of December 31, 2023 and 2022, respectively.  These fixed assets held for sale are reported with other assets on the Consolidated Balance Sheets.

Note 8: Deposits

Major classifications of deposits at December 31, were as follows:

	2023	2022
Noninterest bearing demand	$1,834,891	$2,051,702
Savings	971,334	1,145,592
NOW accounts	565,375	609,338
Money market accounts	671,240	862,170
Certificates of deposit of less than $100,000	266,035	244,017
Certificates of deposit of $100,000 through $250,000	180,289	157,438
Certificates of deposit of more than $250,000	81,582	40,466
Total deposits	$4,570,746	$5,110,723

The Company had $30.7 million and $37.0 million in listing service deposits as of December 31, 2023 and 2022, respectively.  Deposits held by senior officers and directors, including their related interests, totaled $12.0 million and $13.8 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, scheduled maturities of time deposits were as follows:

2024	$435,491
2025	63,409
2026	15,097
2027	5,401
2028	8,508
Total time deposits	$527,906

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2023 and 2022:

	2023	2022
Securities sold under repurchase agreements	$26,470	$32,156
Other short-term borrowings	405,000	90,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,382	59,297
Senior notes	-	44,585
Notes payable and other borrowings	-	9,000
Total borrowings	$516,625	$260,811

1 See Note 10: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $26.5 million and $32.2 million at December 31, 2023 and 2022, respectively.  The fair value of the pledged collateral was $45.7 million and $71.4 million at December 31, 2023 and December 31, 2022, respectively.  At December 31, 2023, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. As of December 31, 2023, the Bank had $405.0 million in short-term advances outstanding under the FHLBC. There were $90.0 million in short-term advances as of December 31, 2022. The Bank assumed $23.4 million of long-term FHLBC advances with our ABC Bank acquisition in 2018. The remaining balance of $5.9 million at December 31, 2021 was paid off in full during the second quarter of 2022. FHLBC stock held at December 31, 2023 was valued at $18.5 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.46 billion, which carried a FHLBC-calculated combined value of $1.00 billion. As of December 31, 2022, FHLBC stock owned by the Bank was valued at $5.6 million and the principal balance of loans pledged was $969.1 million.  Based on the total amount of loans and securities pledged, the Bank had a total borrowing capacity at the FHLBC of $1.00 billion and a remaining funding availability of $599.9 million on December 31, 2023.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  The subordinated debentures outstanding, net of deferred issuance costs, totaled $59.4 million and $59.3 million as of December 31, 2023 and 2022, respectively.

The Company issued senior notes in December 2016 with a ten-year maturity, and terms included interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points. The notes were redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  On June 30, 2023, the Company redeemed all of the $45.0 million senior notes. The interest rate at June 30, 2023 and December 31, 2022 was 9.39% and 8.62%, respectively. Upon redemption, the related deferred debt issuance costs of $362,000 was also recorded as interest expense, resulting in an effective cost of this debt issuance of 12.85% for the second quarter of 2023.

On February 24, 2020, the Company originated a $20.0 million three-year term note with a correspondent bank. The term note was issued at one-month LIBOR plus 175 basis points, and required principal payments quarterly and interest payments monthly.  This note was included within Notes payable and other borrowings on the Consolidated Balance Sheets, and the remaining $9.0 million balance of the note was paid off on February 24, 2023.  The note payable carried an interest rate of 6.32% at maturity. The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2023		2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2023	$-	-%	$131,156	2.89%
2024	431,470	4.98	-	-
2025	-	-	-	-
2026	-	-	44,585	6.02
2027	-	-	-	-
2028	-	-	-	-
Thereafter	85,155	4.10	85,070	3.91
Total borrowings	$516,625	4.84%	$260,811	3.76%

Note 10: Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, distributions subsequently moved to a floating rate of 150 basis points over three-month LIBOR, and finally 150 basis points over three-month SOFR following the sunset of LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.46% and 4.42% as of December 31, 2023 and 2022, respectively. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2023 and 2022, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 11: Income Taxes

Income tax expense (benefit) for the years ending December 31, were as follows:

	2023	2022	2021
Current federal	$20,724	$13,241	$750
Current state	10,098	6,209	594
Deferred federal	1,964	3,338	4,445
Deferred state	(107)	1,356	2,034
Total income tax expense	$32,679	$24,144	$7,823

The following were the components of the deferred tax assets and liabilities as of December 31:

	2023	2022
Accrued bonus	$2,500	$2,700
Allowance for credit losses	13,077	15,591
Deferred compensation	1,622	1,292
Stock based compensation	1,768	1,257
Business combination adjustments	270	1,138
Lease liability	3,201	682
Other assets	1,602	939
Total deferred tax assets	24,040	23,599

Accumulated depreciation on premises and equipment	(5,454)	(4,107)
Goodwill amortization/impairment	(465)	(229)
Mortgage servicing rights	(2,842)	(3,103)
Amortization of core deposit intangible	(2,987)	(3,673)
Right of use asset	(1,969)	(682)
Acquired securities	(2,376)	(1,921)
Other liabilities	(1,263)	(1,343)
Total deferred tax liabilities	(17,356)	(15,058)
Net deferred tax asset before adjustments related to other comprehensive income	6,684	8,541
Tax effect of adjustments related to other comprehensive income	24,393	36,209
Net deferred tax asset	$31,077	$44,750

At December 31, 2023, the Company had no federal net operating loss carryforward and no state net operating loss carryforward.

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) for the years ended December 31, due to the following:

	2023	2022	2021
Tax at statutory federal income tax rate	$26,126	$19,225	$5,852
Nontaxable interest income, net of disallowed interest deduction	(947)	(1,097)	(1,069)
BOLI income	(445)	(151)	(292)
State income taxes, net of federal benefit	7,911	6,091	2,054
Stock based compensation	(132)	(43)	54
Transaction costs	-	-	396
Other, net	166	119	828
Total tax at effective tax rate	$32,679	$24,144	$7,823

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2023, 990,178 shares remained available for issuance under the 2019 Plan.

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

Total compensation cost that has been charged for the 2019 Plan was $3.6 million, $3.0 million and $1.4 million for the years ending December 31, 2023, 2022 and 2021 respectively.

There were 240,149 and 279,838 restricted stock units granted during the years ending December 31, 2023 and 2022, respectively. Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the years ending December 31, 2023, is as follows:

	December 31, 2023
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	649,210	$12.84
Granted	240,149	17.02
Vested	(150,464)	12.56
Forfeited	(29,658)	14.14
Unvested at December 31	709,237	$14.26

Total unrecognized compensation cost of restricted stock unit awards was $4.0 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.70 years.

Note 13: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2023	2022	2021
Basic earnings per share:
Weighted-average common shares outstanding	44,663,722	44,526,655	30,208,663
Net income	$91,729	$67,405	$20,044
Basic earnings per share	$2.05	$1.51	$0.66

Diluted earnings per share:
Weighted-average common shares outstanding	44,663,722	44,526,655	30,208,663
Dilutive effect of unvested restricted awards [1]	731,288	686,433	529,199
Diluted average common shares outstanding	45,395,010	45,213,088	30,737,862

Net Income	$91,729	$67,405	$20,044
Diluted earnings per share	$2.02	$1.49	$0.65

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2023			December 31, 2022
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$173	$16,621	$16,794	$3,514	$15,365	$18,879
Performance standby	562	13,689	14,251	3,161	13,989	17,150
	735	30,310	31,045	6,675	29,354	36,029
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$735	$30,377	$31,112	$6,675	$29,421	$36,096

Unused loan commitments:	$140,305	$694,960	$835,265	$139,070	$860,255	$999,325

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2023, aggregate future minimum rental income to be received under noncancelable leases totaled $442,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $844,000 in 2023, $396,000 in 2022, and $361,000 in 2021.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $2.1 million in 2023, $1.9 million in 2022, and $1.2 million in 2021.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2023:

						2029
	2024	2025	2026	2027	2028	and thereafter
Rental commitment	$1,179	$1,021	$811	$770	$769	$1,023

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2023, and December 31, 2022.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the annual report under the heading “Supervision and Regulation.”

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  The capital ratios below are calculated pursuant to the capital requirements in effect for the periods reported below.

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$547,721	11.37%	$337,207	7.00%	N/A	N/A
Old Second Bank	592,413	12.32	336,598	7.00	$312,556	6.50%
Total capital to risk weighted assets
Consolidated	677,076	14.06	505,640	10.50	N/A	N/A
Old Second Bank	636,768	13.24	504,990	10.50	480,943	10.00
Tier 1 capital to risk weighted assets
Consolidated	572,721	11.89	409,430	8.50	N/A	N/A
Old Second Bank	592,413	12.32	408,727	8.50	384,684	8.00
Tier 1 capital to average assets
Consolidated	572,721	10.06	227,722	4.00	N/A	N/A
Old Second Bank	592,413	10.41	227,632	4.00	284,540	5.00

2022
Common equity tier 1 capital to risk weighted assets
Consolidated	$457,206	9.67%	$330,966	7.00%	N/A	N/A
Old Second Bank	552,404	11.70	330,498	7.00	$306,891	6.50%
Total capital to risk weighted assets
Consolidated	592,039	12.52	496,518	10.50	N/A	N/A
Old Second Bank	602,237	12.75	495,960	10.50	472,343	10.00
Tier 1 capital to risk weighted assets
Consolidated	482,206	10.20	401,838	8.50	N/A	N/A
Old Second Bank	552,404	11.70	401,319	8.50	377,712	8.00
Tier 1 capital to average assets
Consolidated	482,206	8.14	236,956	4.00	N/A	N/A
Old Second Bank	552,404	9.32	237,083	4.00	296,354	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, will be phased in at 25% per year beginning January 1, 2022. As of December 31, 2023, the capital measures of the Company exclude $1.9 million, which is the Day 1 impact to retained earnings and 50% of the increase in the allowance for credit losses during 2020 and 2021, excluding PCD loans and acquisition related adjustments.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of December 31, 2023, the Company had total dividend availability of $60.4 million from the Bank, per regulatory guidelines.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

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

	2023	2022
Forward contracts:
Notional amount	$6,000	$2,750
Fair value	(46)	20

Rate lock commitments:
Notional amount	$1,312	$2,548
Fair value	36	56

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $52.1 million in loans to investors receiving proceeds of $52.2 million and resulting in a gain on sale of $1.5 million for the year ended December 31, 2023. Sales to investors included $30.5 million, or 60.0% to FNMA and $9.8 million, or 19.3%, to FHLMC for the year ended December 31, 2023. No other individual investor was sold more than 10% of the total loans sold.

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

During the period ending December 31, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3. During the period ending December 31, 2022, $15.0 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 3 from Level 2.  These transfers are due to lack of sufficient market activity in 2022 to provide observable inputs.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate asset backed securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the ACL is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$169,574	$-	$-	$169,574
U.S. government agencies	-	56,959	-	56,959
U.S. government agencies mortgage-backed	-	106,370	-	106,370
States and political subdivisions	-	214,006	15,329	229,335
Collateralized mortgage obligations	-	392,544	-	392,544
Asset-backed securities	-	66,166	-	66,166
Collateralized loan obligations	-	171,881	-	171,881
Loans held-for-sale	-	1,322	-	1,322
Mortgage servicing rights	-	-	10,344	10,344
Interest rate swap agreements, including risk participation agreement	-	5,391	-	5,391
Mortgage banking derivatives	-	(10)	-	(10)
Total	$169,574	$1,014,629	$25,673	$1,209,876

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,324	$-	$8,324
Total	$-	$8,324	$-	$8,324

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$212,129	$-	$-	$212,129
U.S. government agencies	-	56,048	-	56,048
U.S. government agencies mortgage-backed	-	124,990	-	124,990
States and political subdivisions	-	211,899	14,229	226,128
Corporate bonds	-	9,622	-	9,622
Collateralized mortgage obligations	-	526,998	6,770	533,768
Asset-backed securities	-	186,916	15,012	201,928
Collateralized loan obligations	-	174,746	-	174,746
Loans held-for-sale	-	491	-	491
Mortgage servicing rights	-	-	11,189	11,189
Interest rate swap agreements	-	6,516	-	6,516
Mortgage banking derivatives	-	76	-	76
Total	$212,129	$1,298,302	$47,200	$1,557,631

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$12,265	$-	$12,265
Total	$-	$12,265	$-	$12,265

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$15,012	$6,770	$14,229	$11,189
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(134)	(924)
Included in other comprehensive income	226	(6)	1,010	-
Purchases, issuances, sales, and settlements
Purchases	-	-	782	-
Issuances	-	-	-	580
Settlements	(342)	-	(558)	(501)
Ending balance December 31, 2023	$-	$-	$15,329	$10,344

	Year Ended December 31, 2022
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2022	$-	$-	$15,236	$7,097
Transfers into Level 3	15,012	6,770	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings	-	-	(136)	4,106
Included in other comprehensive income	-	-	(86)	-
Purchases, issuances, sales, and settlements
Purchases	-	-	519	-
Issuances	-	-	-	915
Settlements	-	-	(1,304)	(929)
Ending balance December 31, 2022	$15,012	$6,770	$14,229	$11,189

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$15,329	Discounted Cash Flow	Discount Rate	3.2 – 5.6%	4.8%
			Liquidity Premium	0.0 – 0.5%	0.4%

Mortgage servicing rights	$10,344	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.1 – 33.0%	6.6%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2022:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$14,229	Discounted Cash Flow	Discount Rate	2.3 – 5.8%	4.4%
			Liquidity Premium	0.3 – 0.5%	0.5%

Collateralized mortgage obligations	$6,770	Discounted Cash Flow	Discount Rate	7.0 – 7.0%	7.0%

Asset-backed securities	$15,012	Discounted Cash Flow	Discount Rate	6.2 – 6.5%	6.3%

Mortgage servicing rights	$11,189	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	3.6 – 27.3%	6.2%

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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$66,180	$66,180
Other real estate owned, net[2]	-	-	5,123	5,123
Total	$-	$-	$71,303	$71,303

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $77.3 million and a valuation allowance of $11.1 million, resulting in a decrease of specific allocations within the provision for credit losses of $6.5 million for the year ending December 31, 2023.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $5.1 million, which is made up of the outstanding balance of $5.2 million, net of a valuation allowance of $118,000 at December 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$47,700	$47,700
Other real estate owned, net[2]	-	-	1,561	1,561
Total	$-	$-	$49,261	$49,261

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $65.3 million and a valuation allowance of $17.6 million, resulting in an increase of specific allocations within the provision for credit losses of $12.2 million for the year ending December 31, 2022.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $1.6 million, which is made up of the outstanding balance of $2.5 million, net of a valuation allowance of $856,000 and purchase accounting adjustments of $131,000 at December 31, 2022.

These OREO and individually evaluated loan valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

Note 18: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2023 and 2022, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 16: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,534	$55,534	$55,534	$-	$-
Interest earning deposits with financial institutions	44,611	44,611	44,611	-	-
Securities available-for-sale	1,192,829	1,192,829	169,574	1,007,926	15,329
FHLBC and FRBC stock	33,355	33,355	-	33,355	-
Loans held-for-sale	1,322	1,322	-	1,322	-
Net loans	3,998,689	3,876,381	-	-	3,876,381
Mortgage servicing rights	10,344	10,344	-	-	10,344
Interest rate swap agreements	5,302	5,302	-	5,302	-
Interest rate lock commitments and forward contracts	(10)	(10)	-	(10)	-
Interest receivable on securities and loans	27,159	27,159	-	27,159	-

Financial liabilities:
Noninterest bearing deposits	$1,834,891	$1,834,891	$1,834,891	$-	$-
Interest bearing deposits	2,735,855	2,726,223	-	2,726,223	-
Securities sold under repurchase agreements	26,470	26,470	-	26,470	-
Other short-term borrowings	405,000	405,000	-	405,000	-
Junior subordinated debentures	25,773	20,361	-	20,361	-
Subordinated debentures	59,382	47,982	-	47,982	-
Interest rate swap agreements	8,324	8,324	-	8,324	-
Interest payable on deposits and borrowings	2,962	2,962	-	2,962	-

	December 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$56,632	$56,632	$56,632	$-	$-
Interest earning deposits with financial institutions	58,545	58,545	58,545	-	-
Securities available-for-sale	1,539,359	1,539,359	212,129	1,291,219	36,011
FHLBC and FRBC stock	20,530	20,530	-	20,530	-
Loans held-for-sale	491	491	-	491	-
Net loans	3,820,129	3,681,387	-	-	3,681,387
Mortgage servicing rights	11,189	11,189	-	-	11,189
Interest rate swap agreements	6,391	6,391	-	6,391	-
Interest rate lock commitments and forward contracts	76	76	-	76	-
Interest receivable on securities and loans	22,661	22,661	-	22,661	-

Financial liabilities:
Noninterest bearing deposits	$2,051,702	$2,051,702	$2,051,702	$-	$-
Interest bearing deposits	3,059,021	3,042,740	-	3,042,740	-
Securities sold under repurchase agreements	32,156	32,156	-	32,156	-
Other short-term borrowings	90,000	90,000	-	90,000	-
Junior subordinated debentures	25,773	21,907	-	21,907	-
Subordinated debentures	59,297	52,322	-	52,322	-
Senior notes	44,585	44,248	44,248	-	-
Note payable and other borrowings	9,000	8,984	-	8,984	-
Interest rate swap agreements	12,264	12,264	-	12,264	-
Interest payable on deposits and borrowings	1,657	1,657	-	1,657	-

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

Interest rate swaps with notional amounts totaling $300.0 million and $250.0 million as of December 31, 2023 and 2022, respectively, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools.  Each of these hedges were executed to pay variable and receive fixed rate cash flows.  Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of December 31, 2023 and 2022, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows.  The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $5.1 million will be reclassified as an increase to interest income and an additional $546,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of December 31, 2023 and 2022 were $104.8 million and $110.6 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At December 31, 2023 and 2022, the Company had $7.3 million and $11.2 million of cash collateral pledged with two correspondent financial institutions, respectively.  The Company held $4.1 million and $5.3 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the years presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2023 or 2022. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The notional amount of these commitments at December 31, 2023 and 2022 were $8.4 million and $5.3 million.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,576	Other Liabilities	5,598
Total derivatives designated as hedging instruments				2,576		5,598

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	104,777	Other Assets	2,726	Other Liabilities	2,726
Interest rate lock commitments and forward contracts	24	8,375	Other Assets	(10)	Other Liabilities	-
Other contracts	4	44,790	Other Assets	89	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,805		2,726

			December 31, 2022
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	4	275,774	Other Assets	2,737	Other Liabilities	8,610
Total derivatives designated as hedging instruments				2,737		8,610

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	21	110,647	Other Assets	3,654	Other Liabilities	3,654
Interest rate lock commitments and forward contracts	28	5,298	Other Assets	76	Other Liabilities	-
Other contracts	4	43,699	Other Assets	125	Other Liabilities	1
Total derivatives not designated as hedging instruments				3,855		3,655

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $2.2 million, $4.2 million, and $2.4 million as of December 31, 2023, 2022, and 2021, respectively.  The amount of the loss reclassified from AOCI to interest expense on the income statement totaled $5.6 million and $373,000 for the years ended December 31, 2023 and December 31, 2022, respectively, and a gain reclassified from AOCI to interest income was $56,000 for the year ended December 31, 2021.

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

Note 20: Preferred Stock

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2023 and 2022.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2023	2022
Assets
Noninterest bearing deposit with bank subsidiary	$36,686	$39,167
Investment in subsidiaries	620,663	555,140
Other assets	6,183	6,526
Total assets	$663,532	$600,833

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,773	$25,773
Subordinated debt	59,382	59,297
Senior notes	-	44,585
Notes payable	-	9,000
Other liabilities	1,096	1,037
Stockholders’ equity	577,281	461,141
Total liabilities and stockholders' equity	$663,532	$600,833

Condensed Statements of Income for the years ended December 31 were as follows:

	2023	2022	2021
Operating Income
Cash dividends received from subsidiaries	$65,000	$40,000	$40,000
Other income	67	29	15
Total operating income	65,067	40,029	40,015
Operating Expenses
Junior subordinated debentures	1,095	1,136	1,133
Subordinated debt	2,185	2,185	1,610
Senior notes	2,408	2,682	2,692
Notes payable	87	385	291
Other expenses	5,947	5,086	6,918
Total operating expense	11,722	11,474	12,644
Income before income taxes and equity in undistributed net income of subsidiaries	53,345	28,555	27,371
Income tax benefit	(3,309)	(3,216)	(2,986)
Income before equity in undistributed net income of subsidiaries	56,654	31,771	30,357
Equity in undistributed net income of subsidiaries	35,075	35,634	(10,313)
Net income available to common stockholders	$91,729	$67,405	$20,044

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$91,729	$67,405	$20,044
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(35,075)	(35,634)	10,313
Provision for deferred tax (benefit) expense	(513)	91	(248)
Change in taxes payable	794	(4,694)	(695)
Change in other assets	(43)	12	(12)
Stock-based compensation	3,603	2,960	1,435
Other, net	575	(2,753)	961
Net cash provided by operating activities	61,070	27,387	31,798

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	-	-	(94,406)
Net cash used in investing activities	-	-	(94,406)

Cash Flows from Financing Activities
Dividend paid on common stock	(8,946)	(8,877)	(4,612)
Purchases of treasury stock	(605)	(455)	(10,417)
Issuance of sub debt	-	-	59,148
Repayment of term note	(9,000)	(4,000)	(4,000)
Repayment of senior note	(45,000)	-	-
Net cash (used in) provided by financing activities	(63,551)	(13,332)	40,119
Net change in cash and cash equivalents	(2,481)	14,055	(22,489)
Cash and cash equivalents at beginning of year	39,167	25,112	47,601
Cash and cash equivalents at end of year	$36,686	$39,167	$25,112

Note 22: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements. Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2023, 2022 and 2021, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2023, 2022 and 2021.

The total expense relating to the 401(k) Plan was approximately $2.2 million in 2023, $2.0 million in 2022 and $1.4 million in 2021.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2023 and 2022 are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Old Second Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Old Second Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO framework.

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

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2023, includes a reserve on collectively evaluated loans. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the length of the reasonable and supportable forecast period, (ii) the estimated remaining life of each segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the consolidated financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but was not limited to, the following:

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

March 7, 2024

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report, included herein, on the Company’s internal control over financial reporting as of December 31, 2023.

Item 9B.  Other Information

Trading Plans

During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023, on form DEF 14A (the “Proxy Statement”), under the following captions:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2023, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	709,237	$14.26	990,178
Equity compensation plans not approved by security holders	-	-	-
Total	709,237	$14.26	990,178

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

10.2*

Employment Agreement, dated September 16, 2014, by and among Old Second Bancorp, Inc. and James L. Eccher (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2014).

10.3*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.4*	Offer letter, dated April 3, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).
10.5*

Revised Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, between the Company and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.6*

Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).

10.7*

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

10.8*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).  Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by each of the following executive officers: Keith Gottschalk and Donald Pilmer.

10.9*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2018).
10.10*

Old Second Bancorp, Inc. 2019 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement for the Annual Meeting filed with the SEC on April 16, 2021).

10.11*	Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.12*	Form of Director Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 29, 2019).
10.13*	Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2020).
10.14*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021).
10.15*

Compensation and Benefits Assurance Agreement dated as of March 16, 2021, between Old Second Bancorp, Inc. and Richard A. Gartelmann, Jr., Executive Vice President (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2021).

10.16

Form of Subordinated Note Purchase Agreement, dated as of April 6, 2021, by and among Old Second Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 7, 2021).

10.17*

Employment Agreement, dated July 25, 2021, between Old Second Bancorp, Inc. and Keith Acker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021).

21.1#	A list of all subsidiaries of the Company.

23.1#	Consent of Plante & Moran, PLLC.
24.1#	Power of Attorney (contained herein as part of the signature pages).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Old Second Bancorp, Inc. Clawback Policy dated August 15, 2023.
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets dated December 31, 2023, and December 31, 2022; (ii) Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021; (v) Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

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
Chairman, President and
Chief Executive Officer

DATE: March 7, 2024

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

Signature	Title	Date

Chairman of the Board, President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 7, 2024
James L. Eccher
Executive Vice President, Chief Operating Officer and Chief Financial Officer
/s/ Bradley S. Adams	(principal financial and accounting officer)	March 7, 2024
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 7, 2024
Gary Collins

/s/ Edward Bonifas	Director	March 7, 2024
Edward Bonifas

/s/ Barry Finn	Director	March 7, 2024
Barry Finn

/s/ Dennis Klaeser	Director	March 7, 2024
Dennis Klaeser

/s/ Keith Kotche	Director	March 7, 2024
Keith Kotche

/s/ John Ladowicz	Director	March 7, 2024
John Ladowicz

/s/ Billy J. Lyons	Director	March 7, 2024
Billy J. Lyons

/s/ Hugh McLean	Director	March 7, 2024
Hugh McLean

/s/ Patti Temple Rocks	Director	March 7, 2024
Patti Temple Rocks

/s/ John Williams, Jr.	Director	March 7, 2024
John Williams, Jr.

/s/ Jill E. York	Director	March 7, 2024
Jill E. York