Form 10-Q
period 2024-03-31
OLD SECOND BANCORP INC
filed 2024-05-09
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐        No ☒

As of May 3, 2024, the Registrant has 44,845,629 shares of common stock outstanding at $1.00 par value per share.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$48,841	$55,534
Interest earning deposits with financial institutions	49,253	44,611
Cash and cash equivalents	98,094	100,145
Securities available-for-sale, at fair value	1,168,797	1,192,829
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	28,518	33,355
Loans held-for-sale	1,072	1,322
Loans	3,969,411	4,042,953
Less: allowance for credit losses on loans	44,113	44,264
Net loans	3,925,298	3,998,689
Premises and equipment, net	81,290	79,310
Other real estate owned	5,123	5,123
Mortgage servicing rights, at fair value	10,564	10,344
Goodwill	86,478	86,478
Core deposit intangible	10,637	11,217
Bank-owned life insurance (“BOLI”)	110,490	109,318
Deferred tax assets, net	31,699	31,077
Other assets	58,012	63,592
Total assets	$5,616,072	$5,722,799

Liabilities
Deposits:
Noninterest bearing demand	$1,799,927	$1,834,891
Interest bearing:
Savings, NOW, and money market	2,221,696	2,207,949
Time	586,652	527,906
Total deposits	4,608,275	4,570,746
Securities sold under repurchase agreements	33,546	26,470
Other short-term borrowings	220,000	405,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,403	59,382
Other liabilities	72,916	58,147
Total liabilities	5,019,913	5,145,518

Stockholders’ Equity
Common stock	44,908	44,705
Additional paid-in capital	203,129	202,223
Retained earnings	412,388	393,311
Accumulated other comprehensive loss	(63,361)	(62,781)
Treasury stock	(905)	(177)
Total stockholders’ equity	596,159	577,281
Total liabilities and stockholders’ equity	$5,616,072	$5,722,799

	March 31, 2024	December 31, 2023
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,907,619	44,705,150
Shares outstanding	44,845,629	44,697,917
Treasury shares	61,990	7,233

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$62,673	$57,210
Loans held-for-sale	14	12
Securities:
Taxable	8,092	10,735
Tax exempt	1,306	1,337
Dividends from FHLBC and FRBC stock	635	280
Interest bearing deposits with financial institutions	610	585
Total interest and dividend income	73,330	70,159
Interest expense
Savings, NOW, and money market deposits	4,037	1,149
Time deposits	4,041	664
Securities sold under repurchase agreements	86	9
Other short-term borrowings	4,557	2,345
Junior subordinated debentures	280	279
Subordinated debentures	546	546
Senior notes	-	994
Notes payable and other borrowings	-	87
Total interest expense	13,547	6,073
Net interest and dividend income	59,783	64,086
Provision for credit losses	3,500	3,501
Net interest and dividend income after provision for credit losses	56,283	60,585
Noninterest income
Wealth management	2,561	2,270
Service charges on deposits	2,415	2,424
Secondary mortgage fees	50	59
Mortgage servicing rights mark to market gain (loss)	94	(525)
Mortgage servicing income	488	516
Net gain on sales of mortgage loans	314	306
Securities gains (losses), net	1	(1,675)
Change in cash surrender value of BOLI	1,172	242
Card related income	2,376	2,244
Other income	1,030	1,489
Total noninterest income	10,501	7,350
Noninterest expense
Salaries and employee benefits	24,312	22,248
Occupancy, furniture and equipment	3,927	3,475
Computer and data processing	2,255	1,774
FDIC insurance	667	584
Net teller & bill paying	521	502
General bank insurance	309	305
Amortization of core deposit intangible	580	624
Advertising expense	192	142
Card related expense	1,277	1,216
Legal fees	226	319
Consulting & management fees	336	790
Other real estate expense, net	46	306
Other expense	3,593	3,637
Total noninterest expense	38,241	35,922
Income before income taxes	28,543	32,013
Provision for income taxes	7,231	8,406
Net income	$21,312	$23,607

Basic earnings per share	$0.48	$0.53
Diluted earnings per share	0.47	0.52
Dividends declared per share	0.05	0.05

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2024	2023
Net Income	$21,312	$23,607

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(876)	16,210
Related tax benefit (expense)	245	(4,536)
Holding (losses) gains, after tax, on available-for-sale securities	(631)	11,674

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	1	(1,675)
Related tax benefit	-	471
Net realized gains (losses) after tax	1	(1,204)
Other comprehensive (loss) income on available-for-sale securities	(632)	12,878

Changes in fair value of derivatives used for cash flow hedges	52	1,602
Related tax expense	-	(456)
Other comprehensive income on cash flow hedges	52	1,146

Total other comprehensive (loss) income	(580)	14,024
Total comprehensive income	$20,732	$37,631

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	12,878	1,146	14,024
Balance, March 31, 2023	$(76,014)	$(3,086)	$(79,100)

Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive (loss) income, net of tax	(632)	52	(580)
Balance, March 31, 2024	$(61,222)	$(2,139)	$(63,361)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$21,312	$23,607
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	821	799
Securities (gains) losses, net	(1)	1,675
Provision for credit losses	3,500	3,501
Originations of loans held-for-sale	(9,103)	(10,206)
Proceeds from sales of loans held-for-sale	9,536	9,957
Net gains on sales of mortgage loans	(314)	(306)
Mortgage servicing rights mark to market (gain) loss	(94)	525
Net accretion of discount on loans and unfunded commitments	(157)	(1,180)
Net change in cash surrender value of BOLI	(1,172)	(242)
Net losses on sale of other real estate owned	-	28
Provision for other real estate owned valuation losses	-	269
Depreciation of fixed assets and amortization of leasehold improvements	1,350	1,046
Net gains on disposal and transfer of fixed assets	-	(434)
Amortization of core deposit intangibles	580	624
Change in current income taxes receivable	4,825	7,043
Deferred tax (benefit) expense	(375)	1,442
Change in accrued interest receivable and other assets	1,543	2,635
Accretion of purchase accounting adjustment on time deposits	(78)	(367)
Change in accrued interest payable and other liabilities	14,059	(6,344)
Stock based compensation	1,058	932
Net cash provided by operating activities	47,290	35,004
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	32,665	37,718
Proceeds from sales of securities available-for-sale	5,331	66,170
Purchases of securities available-for-sale	(15,661)	(4,186)
Proceeds from redemptions (purchases) of FHLBC/FRBC stock	4,837	(9,675)
Net change in loans	70,048	(132,445)
Proceeds from sales of other real estate owned, net of participations and improvements	-	300
Proceeds from disposition of premises and equipment	-	756
Net purchases of premises and equipment	(3,330)	(1,560)
Net cash provided by (used in) investing activities	93,890	(42,922)
Cash flows from financing activities
Net change in deposits	37,607	(213,136)
Net change in securities sold under repurchase agreements	7,076	(4,259)
Net change in other short-term borrowings	(185,000)	225,000
Repayment of term note	-	(9,000)
Vesting of restricted stock	99	-
Dividends paid on common stock	(2,237)	(2,237)
Purchase of treasury stock	(776)	(605)
Net cash (used in) provided by financing activities	(143,231)	(4,237)
Net change in cash and cash equivalents	(2,051)	(12,155)
Cash and cash equivalents at beginning of period	100,145	115,177
Cash and cash equivalents at end of period	$98,094	$103,022

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			23,607			23,607
Other comprehensive income, net of tax				14,024		14,024
Dividends declared on common stock, ($0.05 per share)			(2,229)			(2,229)
Vesting of restricted stock		(3,087)			3,087	-
Stock based compensation		932				932
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, March 31, 2023	$44,705	$200,121	$331,890	$(79,100)	$(746)	$496,870

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			21,312			21,312
Other comprehensive loss, net of tax				(580)		(580)
Dividends declared on common stock, ($0.05 per share)			(2,235)			(2,235)
Vesting of restricted stock	203	(152)			48	99
Stock based compensation		1,058				1,058
Purchase of treasury stock from taxes withheld on stock awards					(776)	(776)
Balance, March 31, 2024	$44,908	$203,129	$412,388	$(63,361)	$(905)	$596,159

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.  These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2023.  Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

ASU 2023-06 – On October 9, 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments in the ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of, the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the financial statements of the Company.

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted.  The Company will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

ASU 2024-01 – On March 21, 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718, or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a material impact the financial statements of the Company.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2024-02 – On March 29, 2024, the FASB issued ASU 2024-02 “Codification Improvements” amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a material impact the financial statements of the Company.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  During the first quarter of 2024, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On April 16, 2024, our Board of Directors declared a cash dividend of $0.05 per share of common stock payable on May 6, 2024, to stockholders of record as of April 26, 2024; dividends of $2.2 million were paid to stockholders on May 6, 2024.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $13.6 million at March 31, 2024 and $18.5 million at December 31, 2023.  FRBC stock was recorded at $14.9 million at March 31, 2024 and December 31, 2023.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2024, and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,712	$-	$(3,712)	$171,000
U.S. government agencies	59,829	-	(2,850)	56,979
U.S. government agencies mortgage-backed	114,061	-	(12,986)	101,075
States and political subdivisions	233,343	682	(11,283)	222,742
Collateralized mortgage obligations	431,084	272	(51,753)	379,603
Asset-backed securities	69,666	37	(2,996)	66,707
Collateralized loan obligations	171,131	52	(492)	170,691
Total securities available-for-sale	$1,253,826	$1,043	$(86,072)	$1,168,797

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,602	$-	$(5,028)	$169,574
U.S. government agencies	60,011	-	(3,052)	56,959
U.S. government agencies mortgage-backed	118,492	-	(12,122)	106,370
States and political subdivisions	236,072	1,325	(10,332)	227,065
Collateralized mortgage obligations	442,987	421	(50,864)	392,544
Asset-backed securities	71,616	42	(3,222)	68,436
Collateralized loan obligations	173,201	30	(1,350)	171,881
Total securities available-for-sale	$1,276,981	$1,818	$(85,970)	$1,192,829

1 Excludes accrued interest receivable of $6.3 million and $6.6 million at March 31, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2024, by contractual maturity, are listed in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$197,825	1.05%	$193,861
Due after one year through five years	53,675	1.92	50,940
Due after five years through ten years	56,283	2.77	51,681
Due after ten years	160,101	3.11	154,239
	467,884	2.06	450,721
Mortgage-backed and collateralized mortgage obligations	545,145	2.43	480,678
Asset-backed securities	69,666	4.06	66,707
Collateralized loan obligations	171,131	6.84	170,691
Total securities available-for-sale	$1,253,826	2.99%	$1,168,797

At March 31, 2024, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$3,712	$171,000	4	$3,712	$171,000
U.S. government agencies	-	-	-	9	2,850	56,979	9	2,850	56,979
U.S. government agencies mortgage-backed	-	-	-	128	12,986	101,075	128	12,986	101,075
States and political subdivisions	20	299	63,127	35	10,984	126,955	55	11,283	190,082
Collateralized mortgage obligations	-	-	-	144	51,753	364,263	144	51,753	364,263
Asset-backed securities	-	-	-	18	2,996	60,864	18	2,996	60,864
Collateralized loan obligations	2	7	10,396	15	485	99,070	17	492	109,466
Total securities available-for-sale	22	$306	$73,523	353	$85,766	$980,206	375	$86,072	$1,053,729

	Less than 12 months			12 months or more
December 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$5,028	$169,574	4	$5,028	$169,574
U.S. government agencies	-	-	-	9	3,052	56,959	9	3,052	56,959
U.S. government agencies mortgage-backed	-	-	-	128	12,122	106,370	128	12,122	106,370
States and political subdivisions	12	137	27,974	25	10,195	106,138	37	10,332	134,112
Collateralized mortgage obligations	2	8	734	143	50,856	376,236	145	50,864	376,970
Asset-backed securities	-	-	-	19	3,222	63,941	19	3,222	63,941
Collateralized loan obligations	-	-	-	25	1,350	150,902	25	1,350	150,902
Total securities available-for-sale	14	$145	$28,708	353	$85,825	$1,030,120	367	$85,970	$1,058,828

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments.  Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.  The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years.  No credit losses were determined to be present as of March 31, 2024, as there was no credit quality deterioration noted.  Therefore, no provision for credit losses on securities was recognized for the first quarter of 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents net realized losses on securities available-for-sale for three months ended:

	Three Months Ended
	March 31,
Securities available-for-sale	2024	2023
Proceeds from sales of securities	$5,331	$66,170
Gross realized gains on securities	$1	$-
Gross realized losses on securities	-	(1,675)
Net realized gains (losses)	$1	$(1,675)
Income tax benefit on net realized losses	$-	$471
Effective tax rate applied	0.0%	28.1%

As of March 31, 2024, securities valued at $804.9 million were pledged for borrowings, and for other purposes, a decrease from $810.2 million of securities pledged at year-end 2023.

Note 3 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2024	December 31, 2023
Commercial	$796,552	$841,697
Leases	425,615	398,223
Commercial real estate – investor	1,018,382	1,034,424
Commercial real estate – owner occupied	782,603	796,538
Construction	169,174	165,380
Residential real estate – investor	51,522	52,595
Residential real estate – owner occupied	220,223	226,248
Multifamily	387,479	401,696
HELOC	98,762	103,237
Other [1]	19,099	22,915
Total loans	3,969,411	4,042,953
Allowance for credit losses on loans	(44,113)	(44,264)
Net loans [2]	$3,925,298	$3,998,689

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 3 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $19.4 million and $20.5 million at March 31, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company seeks to assure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories listed above represent 68.7% and 68.8% of the portfolio at March 31, 2024, and December 31, 2023, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2024 and 2023:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2024
Commercial	$3,998	$2,326	$15	$73	$6,382
Leases	2,952	(33)	-	40	2,959
Commercial real estate – investor	17,105	(902)	16	83	16,270
Commercial real estate – owner occupied	12,280	2,580	3,887	19	10,992
Construction	1,038	59	-	-	1,097
Residential real estate – investor	669	(35)	-	2	636
Residential real estate – owner occupied	1,821	(169)	-	8	1,660
Multifamily	2,728	(135)	-	-	2,593
HELOC	1,656	(165)	-	17	1,508
Other	17	18	70	51	16
Total	$44,264	$3,544	$3,988	$293	$44,113

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2023
Commercial	$11,968	$(581)	$27	$151	$11,511
Leases	2,865	774	882	9	2,766
Commercial real estate – investor	10,674	4,569	-	17	15,260
Commercial real estate – owner occupied	15,001	573	-	2	15,576
Construction	1,546	(501)	-	-	1,045
Residential real estate – investor	768	(41)	-	19	746
Residential real estate – owner occupied	2,046	(334)	-	10	1,722
Multifamily	2,453	212	-	-	2,665
HELOC	1,806	(47)	-	29	1,788
Other	353	28	113	45	313
Total	$49,480	$4,652	$1,022	$282	$53,392

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

At March 31, 2024, our allowance for credit losses (“ACL”) on loans totaled $44.1 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.7 million.  During the first three months of 2024, we recorded net provision expense of $3.5 million based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, downward risk rating migration, and our assessment of estimated future credit losses. The ACL on loans excludes $2.7 million, $2.7 million and $3.8 million of allowance for unfunded commitments as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively, recorded within other liabilities.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-values. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $59.3 million and $63.1 million of collateral dependent loans secured by real estate or business assets as of March 31, 2024, and December 31, 2023, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2024 and December 31, 2023:

		Accounts				ACL
March 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$-	$571	$1,354	$1,925	$1,356
Leases	-	-	-	-	-	-
Commercial real estate – investor	16,128	-	-	-	16,128	3,569
Commercial real estate – owner occupied	30,847	-	-	-	30,847	1,239
Construction	7,119	-	-	-	7,119	-
Residential real estate – investor	409	-	-	-	409	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,373	-	-	-	1,373	-
HELOC	39	-	-	-	39	-
Total	$57,421	$-	$571	$1,354	$59,346	$6,164

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$837	$797	$-	$-	$1,634	$2
Leases	-	-	321	-	321	320
Commercial real estate – investor	15,735	-	-	-	15,735	3,656
Commercial real estate – owner occupied	34,894	-	-	-	34,894	3,900
Construction	7,162	-	-	-	7,162	-
Residential real estate – investor	422	-	-	-	422	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,402	-	-	-	1,402	-
HELOC	39	-	-	-	39	-
Total	$61,997	$797	$321	$-	$63,115	$7,878

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$12,429	$703	$822	$13,954	$782,598	$796,552	$748
Leases	1,108	-	401	1,509	424,106	425,615	-
Commercial real estate – investor	434	-	4,966	5,400	1,012,982	1,018,382	-
Commercial real estate – owner occupied	971	3,776	22,899	27,646	754,957	782,603	-
Construction	4,220	-	7,119	11,339	157,835	169,174	-
Residential real estate – investor	-	54	249	303	51,219	51,522	-
Residential real estate – owner occupied	656	233	2,086	2,975	217,248	220,223	-
Multifamily	-	304	534	838	386,641	387,479	-
HELOC	177	237	268	682	98,080	98,762	41
Other	-	-	-	-	19,099	19,099	-
Total	$19,995	$5,307	$39,344	$64,646	$3,904,765	$3,969,411	$789

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$982	$-	$1,228	$2,210	$839,487	$841,697	$1,155
Leases	599	-	347	946	397,277	398,223	-
Commercial real estate – investor	1,209	-	6,087	7,296	1,027,128	1,034,424	-
Commercial real estate – owner occupied	2,103	3,726	15,645	21,474	775,064	796,538	-
Construction	2,540	307	7,161	10,008	155,372	165,380	-
Residential real estate – investor	540	579	168	1,287	51,308	52,595	-
Residential real estate – owner occupied	553	125	1,944	2,622	223,626	226,248	-
Multifamily	1,085	-	233	1,318	400,378	401,696	-
HELOC	565	1,396	269	2,230	101,007	103,237	41
Other	-	1	-	1	22,914	22,915	-
Total	$10,176	$6,134	$33,082	$49,392	$3,993,561	$4,042,953	$1,196

The table presents all nonaccrual loans as of March 31, 2024, and December 31, 2023:

Nonaccrual loan detail	March 31, 2024	With no ACL	December 31, 2023	With no ACL
Commercial	$1,998	$644	$870	$870
Leases	595	595	639	318
Commercial real estate – investor	16,128	8,568	16,572	8,926
Commercial real estate – owner occupied	30,897	8,271	34,946	8,429
Construction	7,119	7,119	7,162	7,162
Residential real estate – investor	1,299	1,299	1,331	1,331
Residential real estate – owner occupied	3,031	3,031	3,078	3,078
Multifamily	1,959	1,959	1,775	1,775
HELOC	1,298	1,298	1,210	1,210
Other	-	-	-	-
Total	$64,324	$32,784	$67,583	$33,099

The Company recognized $34,000 of interest on nonaccrual loans during the three months ended March 31, 2024.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at March 31, 2024 were as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans		Total
Commercial
Pass	$10,284	$313,611	$125,215	$28,810	$10,497	$19,834	$252,098	$		$760,349
Special Mention	-	-	3,598	3,064	111	-	14,187		-	20,960
Substandard	-	-	4,703	178	-	-	10,362		-	15,243
Total commercial	10,284	313,611	133,516	32,052	10,608	19,834	276,647		-	796,552

Leases
Pass	61,834	205,567	$100,256	36,105	12,450	7,094	-		-	423,306
Special Mention	-	308	380	1,015	-	11	-		-	1,714
Substandard	-	-	392	203	-	-	-		-	595
Total leases	61,834	205,875	101,028	37,323	12,450	7,105	-		-	425,615

Commercial real estate – investor
Pass	46,126	200,397	341,405	170,710	94,342	101,984	20,264		-	975,228
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	1,648	4,128	2,796	5,286	17,065	12,231		-	43,154
Total commercial real estate – investor	46,126	202,045	345,533	173,506	99,628	119,049	32,495		-	1,018,382

Commercial real estate – owner occupied
Pass	7,877	137,719	151,782	185,939	85,511	124,527	1,828		-	695,183
Special Mention	-	1,638	18,249	1,452	3,104	1,710	-		-	26,153
Substandard	-	-	14,647	15,732	13,419	17,469	-		-	61,267
Total commercial real estate – owner occupied	7,877	139,357	184,678	203,123	102,034	143,706	1,828		-	782,603

Construction
Pass	10,236	42,569	77,717	26,818	95	1,747	2,525		-	161,707
Special Mention	-	-	348	-	-	-	-		-	348
Substandard	-	-	7,119	-	-	-	-		-	7,119
Total construction	10,236	42,569	85,184	26,818	95	1,747	2,525		-	169,174

Residential real estate – investor
Pass	1,101	4,925	14,269	8,516	6,137	13,704	1,506		-	50,158
Special Mention	-	-	-	65	-	-	-		-	65
Substandard	-	-	378	-	-	921	-		-	1,299
Total residential real estate – investor	1,101	4,925	14,647	8,581	6,137	14,625	1,506		-	51,522

Residential real estate – owner occupied
Pass	1,397	31,591	40,203	39,818	24,764	78,480	802		-	217,055
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	-	-	189	2,979	-		-	3,168
Total residential real estate – owner occupied	1,397	31,591	40,203	39,818	24,953	81,459	802		-	220,223

Multifamily
Pass	1,240	75,556	71,322	117,695	51,661	51,998	566		-	370,038
Special Mention	-	-	164	13,374	311	1,633	-		-	15,482
Substandard	-	-	976	-	214	769	-		-	1,959
Total multifamily	1,240	75,556	72,462	131,069	52,186	54,400	566		-	387,479

HELOC
Pass	725	2,678	2,534	449	1,545	4,297	84,886		-	97,114
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	25	-	41	292	1,290		-	1,648
Total HELOC	725	2,678	2,559	449	1,586	4,589	86,176		-	98,762

Other
Pass	1,575	3,354	1,601	1,029	127	144	11,269		-	19,099
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	-	-	-	-	-		-	-
Total other	1,575	3,354	1,601	1,029	127	144	11,269		-	19,099

Total loans
Pass	142,395	1,017,967	926,304	615,889	287,129	403,809	375,744		-	3,769,237
Special Mention	-	1,946	22,739	18,970	3,526	3,354	14,187		-	64,722
Substandard	-	1,648	32,368	18,909	19,149	39,495	23,883		-	135,452
Total loans	$142,395	$1,021,561	$981,411	$653,768	$309,804	$446,658	$413,814		$-	$3,969,411

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at December 31, 2023, were as follows:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the three months ended March 31, 2024 were as follows:

Three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	-	-	-	-	15	$-	$-	$15
Commercial real estate – investor	-	-	-	-	16	-	-	-	16
Commercial real estate – owner occupied	-		-	3,853	-	34	-	-	3,887
Other	-	-	-	-	-	70	-	-	70
Total	$-	$-	$-	$3,853	$16	$119	-	-	$3,988

The Company had $378,000 and $170,000 in residential real estate loans in the process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.

There were six loans modified during the three-month period ending March 31, 2024, totaling $18.6 million in aggregate, which were experiencing financial difficulty.  There were three loans modified during the three-month period ending March 31, 2023, totaling $2.8 million in aggregate, which were experiencing financial difficulty. There were no modified loans experiencing financial difficulty in payment default as of March 31, 2024 and March 31, 2023.

The following tables present the amortized costs basis of loans at March 31, 2024, and March 31, 2023 that were both experiencing financial difficulty and modified during the period ended March 31, 2024, and March 31, 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2024	Term Extension	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification (1)	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$247	$-	$-	$247	0.0%
Commercial real estate – investor	-	-	1,958	1,958	0.2%
Commercial real estate – owner occupied	12,244	3,309	854	16,407	2.1%
Total	$12,491	$3,309	$2,812	$18,612	0.5%

March 31, 2023	Term Extension	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification (1)	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$-	$979	$-	$979	0.1%
Commercial real estate – investor	-	-	1,774	1,774	0.2%
HELOC	20	-	-	20	0.0%
Total	$20	$979	$1,774	$2,773	0.1%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified as of March 31, 2024 and March 31, 2023.

March 31, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$-	$-	$247	$247
Commercial real estate – investor	-	-	-	-	1,958	1,958
Commercial real estate – owner occupied	-	-	-	-	16,407	16,407
Total	$-	$-	$-	$-	$18,612	$18,612

March 31, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$-	$-	$979	$979
Commercial real estate – investor	-	-	-	-	1,774	1,774
HELOC	-	-	-	-	20	20
Total	$-	$-	$-	$-	$2,773	$2,773

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended March 31, 2024, and March 31, 2023. The Company had two loans that had a payment modification as of March 31, 2024. One changed to a single payment at maturity and the other had a reduction of monthly payment until maturity; the financial impact of these modifications is immaterial. As of March 31, 2023, there was one loan that had a payment modification to a single payment at maturity.

March 31, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.00	-%	-
Commercial real estate – investor	24.00	-	-
Commercial real estate – owner occupied	5.24	0.15	-
Total	7.20	0.15%	-

March 31, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.00	5.00%	-
Commercial real estate – investor	8.00	-	7.00
HELOC	24.00	-	-
Total	6.71	5.00%	7.00

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2024	2023
Balance at beginning of period	$5,123	$1,561
Property additions, net of acquisition adjustments	-	291
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	-	328
Period valuation write-down	-	269
Balance at end of period	$5,123	$1,255

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$118	$856
Provision for unrealized losses	-	269
Reductions taken on sales	-	(272)
Balance at end of period	$118	$853

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2024	2023
Gain on sales, net	$-	$28
Provision for unrealized losses	-	269
Operating expenses	113	9
Less:
Lease revenue	67	-
Net OREO expense	$46	$306

Note 5 – Deposits

Major classifications of deposits were as follows:

	March 31, 2024	December 31, 2023
Noninterest bearing demand	$1,799,927	$1,834,891
Savings	955,528	971,334
NOW accounts	569,814	565,375
Money market accounts	696,354	671,240
Certificates of deposit of less than $100,000	289,962	266,035
Certificates of deposit of $100,000 through $250,000	205,638	180,289
Certificates of deposit of more than $250,000	91,052	81,582
Total deposits	$4,608,275	$4,570,746

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Borrowings

The following table is a summary of borrowings as of March 31, 2024 and December 31, 2023.  Junior subordinated debentures are discussed in more detail in Note 7.

	March 31, 2024	December 31, 2023
Securities sold under repurchase agreements	$33,546	$26,470
Other short-term borrowings	220,000	405,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,403	59,382
Total borrowings	$338,722	$516,625

1 See Note 7: Junior Subordinated Debentures.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $33.5 million at March 31, 2024, and $26.5 million at December 31, 2023.  The fair value of the pledged collateral was $45.2 million at March 31, 2024, and $45.7 million at December 31, 2023.  At March 31, 2024, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2024, the Bank had $220.0 million in short-term advances outstanding under the FHLBC, and $405.0 million in short-term advances as of December 31, 2023. FHLBC stock held at March 31, 2024 was valued at $13.6 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.44 billion, which carried a FHLBC-calculated combined collateral value of $998.9 billion.  The Company had excess collateral of $778.9 million available to secure borrowings at March 31, 2024.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes.  The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears.  From and including April 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of March 31, 2024 and December 31, 2023, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company issued senior notes in December 2016 with a ten-year maturity, and terms included interest payable semiannually at 5.75% for five years.  Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points. The notes were redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  On June 30, 2023, we redeemed all of the $45.0 million senior notes, at which point the interest rate was 9.39%.  Upon redemption, the related deferred debt issuance costs of $362,000 was also recorded as interest expense, resulting in an effective cost of this debt issuance of 12.85% for the second quarter of 2023.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.37% and 4.39% for the quarters ended March 31, 2024 and March 31, 2023, respectively.  The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2024 and December 31, 2023, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets.  The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2024, 712,201 shares remained available for issuance under the 2019 Plan.  The Company has granted only restricted stock units under the 2019 Equity Plan.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were 338,235 and 230,399 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2024 and March 31, 2023, respectively.  Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2019 Plan was $1.2 million for the three months ended March 31, 2024 and $948,000 for the three months ended March 31, 2023.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2024, is as follows:

	March 31, 2024
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	709,237	$14.26
Granted	338,235	13.44
Vested	(204,969)	11.32
Forfeited	(3,000)	12.35
Unvested at March 31	839,503	$14.65

Total unrecognized compensation cost of restricted awards was $6.9 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 2.19 years.

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Weighted-average common shares outstanding	44,758,559	44,619,118
Net income	$21,312	$23,607
Basic earnings per share	$0.48	$0.53

Diluted earnings per share:
Weighted-average common shares outstanding	44,758,559	44,619,118
Dilutive effect of unvested restricted awards [1]	765,325	697,480
Diluted average common shares outstanding	45,523,884	45,316,598

Net Income	$21,312	$23,607
Diluted earnings per share	$0.47	$0.52

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2024, the Bank exceeded those thresholds.

At March 31, 2024, the Bank’s Tier 1 capital leverage ratio was 10.89%, an increase of 48 basis points from December 31, 2023, and is above the 8.00% objective.  The Bank’s total capital ratio was 14.03%, an increase of 79 basis points from December 31, 2023, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2024 and December 31, 2023.

The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies,” which are generally holding companies with consolidated assets of less than $3.0 billion.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2023, under the heading “Supervision and Regulation.”

At March 31, 2024 and December 31, 2023, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$566,730	12.02%	$330,042	7.00%	N/A	N/A
Old Second Bank	614,947	13.06	329,604	7.00	$306,061	6.50%
Total capital to risk weighted assets
Consolidated	697,211	14.79	494,977	10.50	N/A	N/A
Old Second Bank	660,429	14.03	494,263	10.50	470,726	10.00
Tier 1 capital to risk weighted assets
Consolidated	591,730	12.55	400,773	8.50	N/A	N/A
Old Second Bank	614,947	13.06	400,233	8.50	376,690	8.00
Tier 1 capital to average assets
Consolidated	591,730	10.47	226,067	4.00	N/A	N/A
Old Second Bank	614,947	10.89	225,876	4.00	282,345	5.00

December 31, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$547,721	11.37%	$337,207	7.00%	N/A	N/A
Old Second Bank	592,413	12.32	336,598	7.00	$312,556	6.50%
Total capital to risk weighted assets
Consolidated	677,076	14.06	505,640	10.50	N/A	N/A
Old Second Bank	636,768	13.24	504,990	10.50	480,943	10.00
Tier 1 capital to risk weighted assets
Consolidated	572,721	11.89	409,430	8.50	N/A	N/A
Old Second Bank	592,413	12.32	408,727	8.50	384,684	8.00
Tier 1 capital to average assets
Consolidated	572,721	10.06	227,722	4.00	N/A	N/A
Old Second Bank	592,413	10.41	227,632	4.00	284,540	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2024, the capital measures of the Company exclude $951,000, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of March 31, 2024, the Bank had capacity to pay dividends of $93.7 million to the Company without prior regulatory approval.  Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels at March 31, 2024, however the Company reclassified one states and political subdivisions security to an asset-backed security in all periods presented. During the three-month period ended March 31, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3.

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, Mortgage Backed Securities (“MBS”) and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.
●	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2024 and December 31, 2023, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$171,000	$-	$-	$171,000
U.S. government agencies	-	56,979	-	56,979
U.S. government agencies mortgage-backed	-	101,075	-	101,075
States and political subdivisions	-	209,839	12,903	222,742
Collateralized mortgage obligations	-	379,603	-	379,603
Asset-backed securities	-	64,222	2,485	66,707
Collateralized loan obligations	-	170,691	-	170,691
Loans held-for-sale	-	1,072	-	1,072
Mortgage servicing rights	-	-	10,564	10,564
Interest rate swap agreements, including risk participation agreement	-	6,001	-	6,001
Mortgage banking derivatives	-	49	-	49
Total	$171,000	$989,531	$25,952	$1,186,483

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,917	$-	$8,917
Total	$-	$8,917	$-	$8,917

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$169,574	$-	$-	$169,574
U.S. government agencies	-	56,959	-	56,959
U.S. government agencies mortgage-backed	-	106,370	-	106,370
States and political subdivisions	-	214,006	13,059	227,065
Collateralized mortgage obligations	-	392,544	-	392,544
Asset-backed securities	-	66,166	2,270	68,436
Collateralized loan obligations	-	171,881	-	171,881
Loans held-for-sale	-	1,322	-	1,322
Mortgage servicing rights	-	-	10,344	10,344
Interest rate swap agreements	-	5,391	-	5,391
Mortgage banking derivatives	-	(10)	-	(10)
Total	$169,574	$1,014,629	$25,673	$1,209,876

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,324	$-	$8,324
Total	$-	$8,324	$-	$8,324

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(33)	172
Included in other comprehensive income	(29)	(89)	-
Purchases, issuances, sales, and settlements
Purchases	259	-	-
Issuances	-	-	126
Settlements	(15)	(34)	(78)
Ending balance March 31, 2024	$2,485	$12,903	$10,564

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$16,741	$6,770	$12,501	$11,189
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(34)	(471)
Included in other comprehensive income	219	(6)	430	-
Purchases, issuances, sales, and settlements
Purchases	406	-	-	-
Issuances	-	-	-	120
Settlements	(355)	-	(33)	(54)
Ending balance March 31, 2023	$2,115	$-	$12,864	$10,784

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$12,903	Discounted Cash Flow	Discount Rate	3.2 – 3.7%	3.5%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$2,485	Discounted Cash Flow	Discount Rate	5.5 - 5.5%	5.5%

Mortgage servicing rights	$10,564	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.2 – 31.5%	6.1%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$13,059	Discounted Cash Flow	Discount Rate	3.2– 5.4%	4.7%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$2,270	Discounted Cash Flow	Discount Rate	5.6 - 5.6%	5.6%

Mortgage servicing rights	$10,344	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.1 - 33.0%	6.6%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of individually evaluated loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$53,182	$53,182
Other real estate owned, net[2]	-	-	5,123	5,123
Total	$-	$-	$58,305	$58,305

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $59.3 million and a valuation allowance of $6.2 million resulting in a decrease of specific allocations within the allowance for credit losses on loans of $4.9 million for the three months ended March 31, 2024.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.1 million at March 31, 2024, which is made up of the outstanding balance of $5.2 million, net of a valuation allowance of $118,000.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$66,180	$66,180
Other real estate owned, net[2]	-	-	5,123	5,123
Total	$-	$-	$71,303	$71,303

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $77.3 million and a valuation allowance of $11.1 million resulting in a decrease of specific allocations within the allowance for credit losses on loans of $6.5 million for the year December 31, 2023.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $5.1 million at December 31, 2023, which is made up of the outstanding balance of $5.2 million, net of a valuation allowance of $118,000.

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

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. At March 31, 2024 and December 31, 2023, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$48,841	$48,841	$48,841	$-	$-
Interest earning deposits with financial institutions	49,253	49,253	49,253	-	-
Securities available-for-sale	1,168,797	1,168,797	171,000	982,409	15,388
FHLBC and FRBC stock	28,518	28,518	-	28,518	-
Loans held-for-sale	1,072	1,072	-	1,072	-
Net loans	3,925,298	3,841,563	-	-	3,841,563
Mortgage servicing rights	10,564	10,564			10,564
Interest rate swap agreements	5,947	5,947	-	5,947	-
Interest rate lock commitments and forward contracts	49	49	-	49	-
Interest receivable on securities and loans	25,735	25,735	-	25,735	-

Financial liabilities:
Noninterest bearing deposits	$1,799,927	$1,799,927	$1,799,927	$-	$-
Interest bearing deposits	2,808,348	2,798,825	-	2,798,825	-
Securities sold under repurchase agreements	33,546	33,546	-	33,546	-
Other short-term borrowings	220,000	220,000	-	220,000	-
Junior subordinated debentures	25,773	20,619	-	20,619	-
Subordinated debentures	59,403	49,797	-	49,797	-
Interest rate swap agreements	8,917	8,917	-	8,917	-
Interest payable on deposits and borrowings	3,617	3,617	-	3,617	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,534	$55,534	$55,534	$-	$-
Interest earning deposits with financial institutions	44,611	44,611	44,611	-	-
Securities available-for-sale	1,192,829	1,192,829	169,574	1,007,926	15,329
FHLBC and FRBC stock	33,355	33,355	-	33,355	-
Loans held-for-sale	1,322	1,322	-	1,322	-
Net loans	3,998,689	3,876,381	-	-	3,876,381
Mortgage servicing rights	10,344	10,344			10,344
Interest rate swap agreements	5,302	5,302	-	5,302	-
Interest rate lock commitments and forward contracts	(10)	(10)	-	(10)	-
Interest receivable on securities and loans	27,159	27,159	-	27,159	-

Financial liabilities:
Noninterest bearing deposits	$1,834,891	$1,834,891	$1,834,891	$-	$-
Interest bearing deposits	2,735,855	2,726,223	-	2,726,223	-
Securities sold under repurchase agreements	26,470	26,470	-	26,470	-
Junior subordinated debentures	405,000	405,000	-	405,000	-
Subordinated debentures	25,773	20,361	-	20,361	-
Senior notes	59,382	47,982		47,982
Interest rate swap agreements	8,234	8,324	-	8,324	-
Interest payable on deposits and borrowings	2,962	2,962	-	2,962	-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with notional amounts totaling $300.0 million as of March 31, 2024, and December 31, 2023, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of March 31, 2024 and December 31, 2023, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $5.5 million will be reclassified as an increase to interest income and an additional $609,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of March 31, 2024 and December 31, 2023 were $107.0 million and $104.8 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At March 31, 2024 and December 31, 2023, the Company had $6.6 million and $7.3 million of cash collateral pledged with two correspondent financial institutions, respectively. The Company held $5.7 million and $4.1 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2024 through March 31, 2024, or during 2023. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at March 31, 2024 and December 31, 2023 was $9.5 million and $8.4 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Fair Value of Derivative Instruments

			March 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,361	Other Liabilities	6,331
Total derivatives designated as hedging instruments				3,361		6,331

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	16	106,958	Other Assets	2,586	Other Liabilities	2,586
Interest rate lock commitments and forward contracts	38	9,487	Other Assets	49	Other Liabilities	-
Other contracts	4	46,687	Other Assets	54	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,689		2,586

			December 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,576	Other Liabilities	5,598
Total derivatives designated as hedging instruments				2,576		5,598

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	104,777	Other Assets	2,726	Other Liabilities	2,726
Interest rate lock commitments and forward contracts	24	8,375	Other Assets	(10)	Other Liabilities	-
Other contracts	4	44,790	Other Assets	89	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,805		2,726

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The loss recognized in AOCI on derivatives totaled $2.1 million as of March 31, 2024, and $3.1 million as of March 31, 2023.  The amount of the loss reclassified from AOCI to net interest income on the income statement was $1.6 million for the three months ended March 31, 2024 and $1.0 million for the three months ended March 31, 2023.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2024, and December 31, 2023.

The following table is a summary of letter of credit commitments:

	March 31, 2024			December 31, 2023
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$229	$17,276	$17,505	$173	$16,621	$16,794
Performance standby	562	12,344	12,906	562	13,689	14,251
	791	29,620	30,411	735	30,310	31,045
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$791	$29,687	$30,478	$735	$30,377	$31,112

Unused loan commitments:	$148,769	$629,544	$778,313	$140,305	$694,960	$835,265

As of March 31, 2024, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first quarter of 2024, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.7 million.  The resultant decrease in the ACL for unfunded commitments of $44,000 for the first quarter of 2024, compared to the prior quarter end, is primarily related adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation.  The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and our financial condition at March 31, 2024, compared to December 31, 2023.  This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2023.  The results of operations for the three months ended March 31, 2024, are not necessarily indicative of future results.  Dollar amounts presented in the following tables are in thousands, except per share data, and March 31, 2024 and 2023 amounts are unaudited.

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

As of March 31, 2024, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the first quarter of 2024 was $21.3 million, or $0.47 per diluted share, compared to $23.6 million, or $0.52 per diluted share, for the first quarter of 2023. The decrease was primarily due to a reduction in net interest and dividend income from contraction in our securities portfolio as well as higher market rates and increased short-term borrowing, which resulted in a $7.5 million increase to interest expense. Partially offsetting these changes was growth in loan related income due to higher market interest rates in the first quarter of 2024 compared to the like quarter in 2023.  Noninterest income increased in the first quarter of 2024, compared to the like quarter of 2023, as a result of a reduction in net losses on security sales, growth in mortgage banking revenues, and an increase in the cash surrender value of BOLI.  An increase was also noted in noninterest expense for the current quarter, primarily due to higher salaries and employee benefits. Adjusted net income, a non-GAAP financial measure that excludes certain nonrecurring items, as applicable, was $21.3 million for the first quarter of 2024, compared to $19.1 million for the fourth quarter of 2023, and $23.4 million for the first quarter of 2023. See the discussion entitled “Non-GAAP Financial Measures” on page 40, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Net Income
Income before income taxes (GAAP)	$28,543	$24,938	$32,013
Pre-tax income adjustments:
Litigation related expenses	-	1,200	-
Losses/(gains) on branch sales, net	-	19	(306)
Adjusted net income before taxes	28,543	26,157	31,707
Taxes on adjusted net income	7,231	7,041	8,326
Adjusted net income (non-GAAP)	$21,312	$19,116	$23,381

Basic earnings per share (GAAP)	$0.48	$0.40	$0.53
Diluted earnings per share (GAAP)	0.47	0.40	0.52
Adjusted basic earnings per share (non-GAAP)	0.48	0.43	0.52
Adjusted diluted earnings per share (non-GAAP)	0.47	0.42	0.52

The following provides an overview of some of the factors impacting our financial performance for the three month period ended March 31, 2024, compared to the like period ended March 31, 2023:

●	Net interest and dividend income was $59.8 million for the first quarter of 2024, compared to $64.1 million for the first quarter of 2023. The reduction in interest and dividend income in the first quarter of 2024 was primarily due to higher borrowing costs, partially offset by higher loan yields.

●	We recorded a net provision for credit losses of $3.5 million in the first quarter of 2024, driven by a $3.5 million increase in the allowance for credit losses on loans based on increased historical loss rate updates given current quarter charge-offs, our assessment of nonperforming loan metrics and trends, downward risk rating migration, and estimated future credit losses, net of a reversal of $44,000 in our allowance for unfunded commitments based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit loss of $3.5 million in the first quarter of 2023.

●	Noninterest income was $10.5 million for the first quarter of 2024, compared to $7.4 million for the first quarter of 2023. Contributing to the increase were security gains of $1,000 due to strategic sales in the first quarter of 2024, compared to losses on the sale of securities of $1.7 million in the first quarter of 2023. Also contributing to the growth in noninterest income was a $291,000 increase in wealth management income, a $590,000 increase in mortgage banking revenue and a $930,000 increase in the cash surrender value of BOLI. These increases were partially offset by a decrease of $459,000 in other income primarily due to a one-time vendor credit received in the first quarter of 2023; no like credit was received in 2024.

●	Noninterest expense was $38.2 million for the first quarter of 2024, compared to $35.9 million for the first quarter of 2023, an increase of $2.3 million, or 6.5%. Contributing to the increase in noninterest expense in the first quarter of 2024 was higher salaries and employee benefits as well as increases in occupancy furniture and equipment and computer and data processing expenses. Partially offsetting the increase in noninterest expense was a reduction in consulting & management fees and as well as OREO valuation reserve expense, which is included in other real estate expense, net.

●	We had a provision for income tax expense of $7.2 million for the first quarter of 2024, compared to a provision for income tax expense of $8.4 million for the first quarter of 2023. The effective tax rate for these two periods was 25.3% and 26.3%, respectively.

●	Our community-focused banking franchise experienced a decrease of $73.5 million in total loans in the first quarter of 2024, compared to the year ended December 31, 2023, and a decrease of $33.9 million in total loans compared to the first quarter of 2023. We believe we are positioned for loan growth in 2024, though likely at a slower pace than in recent years, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans decreased $3.3 million as of March 31, 2024, compared to December 31, 2023, but increased $763,000 compared to March 31, 2023. The reduction in nonaccrual loans in the first quarter of 2024, compared to the prior quarter, was primarily due to a $3.9 million partial charge-off on a large healthcare loan. The increase in nonaccrual loans year over year is due to various downgrades in the last twelve months, primarily related to CRE-Owner Occupied and CRE-Investor portfolios, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 1.6% as of March 31, 2024, compared to 1.7% as of December 31, 2023, and 1.6% as of March 31, 2023. Classified assets increased to $140.6 million as of March 31, 2024, which is $2.7 million, or 1.9% more than December 31, 2023, and $14.0 million, or 11.1%, more than March 31, 2023.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2023 Annual Report in Form 10-K.

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

Results of Operations

Overview

Three months ended March 31, 2024 and 2023

Our income before taxes was $28.5 million in the first quarter of 2024 compared to $32.0 million in the first quarter of 2023.  This decrease in pretax income was primarily due to a $4.3 million decrease in net interest and dividend income. Income before taxes was positively impacted by a $3.2 million increase in noninterest income, primarily due to $1,000 of security gains, net, in the first quarter of 2024 compared to $1.7 million of security losses, net, in the first quarter of 2023 as well as a $590,000 increase in mortgage banking income. Income before taxes was negatively impacted by a $2.3 million increase in noninterest expense primarily due to a $2.1 million increase in salary and employee benefits expense in the first quarter of 2024. Our net income was $21.3 million, or $0.47 per diluted share, for the first quarter of 2024, compared to net income of $23.6 million, or $0.52 per diluted share, for the first quarter of 2023. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, controlled expenses in an inflationary environment, and actively managed daily liquidity.  Furthermore, we continue to possess strong liquidity metrics and an outsized securities portfolio for funding needs.

Net interest and dividend income was $59.8 million in the first quarter of 2024, compared to $64.1 million in the first quarter of 2023.  The $4.3 million decrease was driven by an increase in interest expense in the first quarter of 2024, compared to the first quarter of 2023, primarily due to a rise in deposit interest rates and borrowing costs. Decreases in our securities portfolio also contributed to the decrease in net interest and dividend income during the first quarter of 2024. Partially offsetting the decrease during the first quarter of 2024 compared to the like quarter a year ago was growth in our loan related income due to the effect of higher market interest rates on our loan portfolios.

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

Three months ended March 31, 2024 and 2023

The increased yield of six basis points on interest earning assets compared to the linked period was driven by repricing within the existing loan portfolios, and, to a lesser extent, the growth in the average balance of loans over the quarter. In addition, rates paid on FHLB dividends increased quarter over linked quarter. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of 42 basis points on interest earning assets was primarily driven by significant increases to benchmark interest rates over the past twelve months, primarily impacting variable rate loans. This increase was partially offset by the reduction in securities available for sale income during the quarter ended March 31, 2024, compared to the prior quarter and year over year quarter, as both security volumes and rates decreased.

Average balances of interest-bearing deposit accounts have increased steadily since the fourth quarter of 2023 through the first quarter of 2024, from $2.74 billion to $2.76 billion, as time deposits increased due to CD rate specials, partially offset by reductions in other deposit categories as customers sought higher yielding products. We have continued to control the cost of funds over the periods reflected, with the average rate of overall interest-bearing deposits increasing to 118 basis points for the quarter ended March 31, 2024, from 89 basis points for the quarter ended December 31, 2023, and from 25 basis points for the quarter ended March 31, 2023. A 24 basis point increase in the cost of money market funds for the quarter ended March 31, 2024 compared to prior linked quarter, and a 110 basis point increase compared to the prior year like quarter were both due to select deposit account exception pricing, and drove a significant portion of the overall increase.  Average rates paid on time deposits for the quarter ended March 31, 2024 increased by 65 basis points and 229 basis points in the quarter over linked quarter and year over year quarters, respectively, primarily due to CD rate specials we offered.

Borrowing costs decreased in the first quarter of 2024, compared to the fourth quarter of 2023, primarily due to the $58.5 million decrease in average other short-term borrowings stemming from a decrease in average FHLB advances over the prior quarter. The increase of $131.4 million year over year of average FHLB advances was based on daily liquidity needs, and was the primary driver of the $2.2 million increase to interest expense due to other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented. Senior notes had the most significant interest expense decrease year over year, as we redeemed all of the $45.0 million senior notes, net of deferred issuance costs, in June 2023, resulting in senior notes having no balance after that time. In February 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, resulting in notes payable and other borrowings having no balance after that time.

Our net interest margin (GAAP) decreased four basis points to 4.55% for the first quarter of 2024, compared to 4.59% for the fourth quarter of 2023, and decreased 17 basis points compared to 4.72% for the first quarter of 2023.  Our net interest margin (TE) decreased four basis points to 4.58% for the first quarter of 2024, compared to 4.62% for the fourth quarter of 2023, and decreased 16 basis points compared to 4.74% for the first quarter of 2023.  The decrease in the first quarter of 2024, compared to the prior quarter, is driven by higher interest expense due to the current interest rate environment and its effect on interest bearing deposits. The decrease in the first quarter of 2024, compared to the prior year like quarter, is primarily due to an increase in market interest rates, and the related increase in costs of interest-bearing liabilities. See the discussion entitled “Non-GAAP Financial Measures” and the table on page 46 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$48,088	$610	5.10	$47,865	$616	5.11	$49,310	$585	4.81
Securities:
Taxable	1,016,112	8,092	3.20	1,027,366	8,329	3.22	1,330,295	10,735	3.27
Non-taxable (TE)[1]	166,776	1,653	3.99	164,655	1,674	4.03	173,324	1,693	3.96
Total securities (TE)[1]	1,182,888	9,745	3.31	1,192,021	10,003	3.33	1,503,619	12,428	3.35
FHLBC and FRBC Stock	31,800	635	8.03	34,371	647	7.47	24,905	280	4.56
Loans and loans held-for-sale[1,2]	4,019,377	62,698	6.27	4,016,480	62,793	6.20	3,932,492	57,228	5.90
Total interest earning assets	5,282,153	73,688	5.61	5,290,737	74,059	5.55	5,510,326	70,521	5.19
Cash and due from banks	54,533	-	-	57,723	-	-	55,140	-	-
Allowance for credit losses on loans	(44,295)	-	-	(50,023)	-	-	(49,398)	-	-
Other noninterest bearing assets	384,332	-	-	396,297	-	-	382,579	-	-
Total assets	$5,676,723			$5,694,734			$5,898,647

Liabilities and Stockholders' Equity
NOW accounts	$553,844	$829	0.60	$563,603	$595	0.42	$601,030	$242	0.16
Money market accounts	689,996	2,575	1.50	692,720	2,200	1.26	833,823	828	0.40
Savings accounts	958,645	633	0.27	985,614	517	0.21	1,126,040	79	0.03
Time deposits	558,463	4,041	2.91	497,472	2,833	2.26	434,655	664	0.62
Interest bearing deposits	2,760,948	8,078	1.18	2,739,409	6,145	0.89	2,995,548	1,813	0.25
Securities sold under repurchase agreements	30,061	86	1.15	28,526	51	0.71	31,080	9	0.12
Other short-term borrowings	332,198	4,557	5.52	390,652	5,429	5.51	200,833	2,345	4.74
Junior subordinated debentures	25,773	280	4.37	25,773	290	4.46	25,773	279	4.39
Subordinated debentures	59,393	546	3.70	59,372	546	3.65	59,308	546	3.73
Senior notes	-	-	-	-	-	-	44,599	994	9.04
Notes payable and other borrowings	-	-	-	-	-	-	5,400	87	6.53
Total interest bearing liabilities	3,208,373	13,547	1.70	3,243,732	12,461	1.52	3,362,541	6,073	0.73
Noninterest bearing deposits	1,819,476	-	-	1,838,325	-	-	2,002,801	-	-
Other liabilities	60,024	-	-	63,971	-	-	51,279	-	-
Stockholders' equity	588,850	-	-	548,706	-	-	482,026	-	-
Total liabilities and stockholders' equity	$5,676,723			$5,694,734			$5,898,647
Net interest income (GAAP)		$59,783			$61,235			$64,086
Net interest margin (GAAP)			4.55			4.59			4.72

Net interest income (TE)[1]		$60,141			$61,598			$64,448
Net interest margin (TE)[1]			4.58			4.62			4.74
Interest bearing liabilities to earning assets	60.74%			61.31%			61.02%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024 and 2023.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 44, and includes loan fee expense of $867,000 for the first quarter of 2024, $922,000 for the fourth quarter of 2023, and $730,000 for the first quarter of 2023.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2024 and 2023 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2024	2023	2023

Interest income (GAAP)	$73,330	$73,696	$70,159
Taxable-equivalent adjustment:
Loans	11	11	6
Securities	347	352	356
Interest and dividend income (TE)	73,688	74,059	70,521
Interest expense (GAAP)	13,547	12,461	6,073
Net interest income (TE)	$60,141	$61,598	$64,448
Net interest income (GAAP)	$59,783	$61,235	$64,086
Average interest earning assets	$5,282,153	$5,290,737	$5,510,326
Net interest margin (TE)	4.58%	4.62%	4.74%
Net interest margin (GAAP)	4.55%	4.59%	4.72%

Noninterest Income

Three months ended March 31, 2024 and 2023

The following table details the major components of noninterest income for the periods presented:

				First Quarter 2024
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Wealth management	$2,561	$2,600	$2,270	(1.5)	12.8
Service charges on deposits	2,415	2,527	2,424	(4.4)	(0.4)
Residential mortgage banking revenue
Secondary mortgage fees	50	58	59	(13.8)	(15.3)
MSRs mark to market gain (loss)	94	(1,277)	(525)	107.4	117.9
Mortgage servicing income	488	495	516	(1.4)	(5.4)
Net gain on sales of mortgage loans	314	366	306	(14.2)	2.6
Total residential mortgage banking revenue	946	(358)	356	364.2	165.7
Securities gains (losses), net	1	(2)	(1,675)	150.0	100.1
Change in cash surrender value of BOLI	1,172	541	242	116.6	384.3
Card related income	2,376	2,511	2,244	(5.4)	5.9
Other income	1,030	910	1,489	13.2	(30.8)
Total noninterest income	$10,501	$8,729	$7,350	20.3	42.9

Noninterest income increased $1.8 million, or 20.3%, in the first quarter of 2024, compared to the fourth quarter of 2023, and increased $3.2 million, or 42.9%, compared to the first quarter of 2023.  The increase from the fourth quarter of 2023 was primarily driven by a $1.3 million increase in residential mortgage banking revenue primarily due to MSRs mark to market gains, and a $631,000 increase in the cash surrender value of BOLI, both of which were due to market interest rate changes in the first quarter, as well as a $120,000 increase in other income, partially offset by a $39,000 decrease in wealth management income, a $112,000 decrease in service charges on deposits, and a $135,000 decrease in card related income.

The increase in noninterest income of $3.2 million in the first quarter of 2024, compared to the first quarter of 2023, is primarily due to a $291,000 increase in wealth management income primarily due to an increase in advisory fees, a $590,000 increase in mortgage banking revenue mainly due to a $619,000 increase in MSRs mark to market gain, $1,000 of realized gains on sales of securities in the first quarter of 2024 compared to realized losses on the sale of securities of $1.7 million in the first quarter of 2023, a $930,000 increase in the cash surrender value of BOLI, and a $132,000 increase in card related income. These increases were partially offset by a $459,000 decrease in other income, as the 2023 period included a one-time credit from a software vendor of $457,000.

Noninterest Expense

Three months ended March 31, 2024 and 2023

The following table details the major components of noninterest expense for the periods presented:

				First Quarter 2024
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Salaries	$17,647	$16,738	$16,087	5.4	9.7
Officers' incentive	2,148	1,450	1,827	48.1	17.6
Benefits and other	4,517	3,217	4,334	40.4	4.2
Total salaries and employee benefits	24,312	21,405	22,248	13.6	9.3
Occupancy, furniture and equipment expense	3,927	3,817	3,475	2.9	13.0
Computer and data processing	2,255	2,291	1,774	(1.6)	27.1
FDIC insurance	667	583	584	14.4	14.2
Net teller & bill paying	521	564	502	(7.6)	3.8
General bank insurance	309	301	305	2.7	1.3
Amortization of core deposit intangible asset	580	603	624	(3.8)	(7.1)
Advertising expense	192	383	142	(49.9)	35.2
Card related expense	1,277	1,338	1,216	(4.6)	5.0
Legal fees	226	228	319	(0.9)	(29.2)
Consulting & management fees	336	556	790	(39.6)	(57.5)
Other real estate owned expense, net	46	218	306	(78.9)	(85.0)
Other expense	3,593	4,739	3,637	(24.2)	(1.2)
Total noninterest expense	$38,241	$37,026	$35,922	3.3	6.5
Efficiency ratio (GAAP)[1]	53.59%	50.82%	47.52%
Adjusted efficiency ratio (non-GAAP)[2]	53.09%	48.76%	47.66%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, litigation expense, and net gains on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI.  See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 46 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2024 increased $1.2 million, or 3.3%, compared to the fourth quarter of 2023, and increased $2.3 million, or 6.5%, compared to the first quarter of 2023.  The increase in the first quarter of 2024 compared to the fourth quarter of 2023 was attributable to a $2.9 million increase in salaries and employee benefits, with increases reflected primarily in salaries due to annual merit increases, restricted stock expense and officers’ incentives due to annual payout true-ups, payroll taxes related to these annual payouts, and deferred executive compensation due to changes in market interest rates.  Also contributing to the noninterest expense increase in the first quarter of 2024 was a $110,000 increase in occupancy, furniture and equipment and an $84,000 increase in FDIC insurance.  Partially offsetting the increase in noninterest expense in the first quarter of 2024 compared to the fourth quarter of 2023 was a $191,000 decrease in advertising expense, a $61,000 decrease in card related expense, a $220,000 decrease in consulting & management fees, a $172,000 decrease in OREO related expense, and a $1.1 million decrease in other expense due to a $1.2 million litigation expense recorded in the fourth quarter of 2023 for a pending overdraft fee compliance claim.

The year over year increase in noninterest expense is primarily attributable to a $2.1 million increase in salaries and employee benefits, driven by increases in annual base salary rates, restricted stock expense, officers’ incentives, and deferred employee compensation due to market interest rate changes.  Also contributing to the increase was a $452,000 increase in occupancy, furniture and equipment, primarily due to branch remodeling and offset by net gains on sales of branches in 2023, and a $481,000 increase in computer and data processing partially due to core processor credits received in 2023. Partially offsetting the increase in noninterest expense in the first quarter of 2024, compared to the first quarter of 2023, was a $93,000 decrease in legal fees, a $454,000 decrease in consulting & management fees, and a $260,000 decrease in OREO related expenses.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2024	2023	2023
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$38,241	$37,026	$35,922	$38,241	$37,026	$35,922
Less amortization of core deposit	580	603	624	580	603	624
Less other real estate expense, net	46	218	306	46	218	306
Less litigation related expense	N/A	N/A	N/A	-	1,200	-
Less losses/(gains) on branch sales, net	N/A	N/A	N/A	-	19	(306)
Noninterest expense less adjustments	$37,615	$36,205	$34,992	$37,615	$34,986	$35,298

Net interest income	$59,783	$61,235	$64,086	$59,783	$61,235	$64,086
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	11	11	6
Securities	N/A	N/A	N/A	347	352	356
Net interest income including adjustments	59,783	61,235	64,086	60,141	61,598	64,448
Noninterest income	10,501	8,729	7,350	10,501	8,729	7,350
Less securities gains (losses)	1	(2)	(1,675)	1	(2)	(1,675)
Less MSRs mark to market gains (losses)	94	(1,277)	(525)	94	(1,277)	(525)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	311	144	64
Noninterest income (excluding) / including adjustments	10,406	10,008	9,550	10,717	10,152	9,614

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$70,189	$71,243	$73,636	$70,858	$71,750	$74,062
Efficiency ratio / Adjusted efficiency ratio	53.59%	50.82%	47.52%	53.09%	48.76%	47.66%

N/A - not applicable

Income Taxes

We recorded income tax expense of $7.2 million for the first quarter of 2024 on $28.5 million of pretax income, compared to income tax expense of $6.7 million on $24.9 million of pretax income in the fourth quarter of 2023, and income tax expense of $8.4 million on $32.0 million of pretax income in the first quarter of 2023. Our effective tax rate was 25.3% in the first quarter of 2024, 26.9% for the fourth quarter of 2023, and 26.3% for the first quarter of 2023.  The slight reduction in the effective tax rate for the first quarter of 2024 reflects the impact of credits to tax expense related to vested stock awards in the first quarter 2024, which occurs annually each February; these stock awards were larger in the first quarter of 2024 than the like 2023 period.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2024.  We had no valuation reserve on the deferred tax assets as of March 31, 2024.

Financial Condition

Total assets decreased $106.7 million to $5.62 billion at March 31, 2024, from $5.72 billion at December 31, 2023, due primarily to the decrease of $24.0 million in securities available-for-sale, the decrease of $73.5 million in total loans, and the $5.6 million decrease in other assets.  The decrease in securities available-for-sale was primarily due to paydowns and strategic sales. These decreases were partially offset by increases in premises and equipment of $2.0 million and BOLI of $1.2 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.61 billion at March 31, 2024, an increase of $37.5 million from December 31, 2023, primarily due to seasonal tax refunds, as well as deposit rate specials.

				March 31, 2024
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Securities available-for-sale, at fair value
U.S. Treasuries	$171,000	$169,574	$214,734	0.8	(20.4)
U.S. government agencies	56,979	56,959	56,703	0.0	0.5
U.S. government agencies mortgage-backed	101,075	106,370	121,938	(5.0)	(17.1)
States and political subdivisions	222,742	227,065	231,391	(1.9)	(3.7)
Corporate bonds	-	-	9,762	N/M	(100.0)
Collateralized mortgage obligations	379,603	392,544	454,106	(3.3)	(16.4)
Asset-backed securities	66,707	68,436	191,868	(2.5)	(65.2)
Collateralized loan obligations	170,691	171,881	174,566	(0.7)	(2.2)
Total securities	$1,168,797	$1,192,829	$1,455,068	(2.0)	(19.7)

N/M – Not meaningful.

Securities available-for-sale decreased $24.0 million as of March 31, 2024 compared to December 31, 2023, and decreased $286.3 million compared to March 31, 2023. The decrease in the portfolio during the first quarter of 2024 was driven by paydowns totaling $30.7 million, securities sales totaling $5.3 million, and maturities totaling $2.0 million, partially offset by $15.7 million in purchases. We continue to seek to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				March 31, 2024
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Commercial	$796,552	$841,697	$851,737	(5.4)	(6.5)
Leases	425,615	398,223	285,831	6.9	48.9
Commercial real estate – investor	1,018,382	1,034,424	1,056,787	(1.6)	(3.6)
Commercial real estate – owner occupied	782,603	796,538	870,115	(1.7)	(10.1)
Construction	169,174	165,380	174,683	2.3	(3.2)
Residential real estate – investor	51,522	52,595	56,720	(2.0)	(9.2)
Residential real estate – owner occupied	220,223	226,248	217,855	(2.7)	1.1
Multifamily	387,479	401,696	358,991	(3.5)	7.9
HELOC	98,762	103,237	104,941	(4.3)	(5.9)
Other [1]	19,099	22,915	25,694	(16.7)	(25.7)
Total loans	$3,969,411	$4,042,953	$4,003,354	(1.8)	(0.8)

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $3.97 billion as of March 31, 2024, a decrease of $73.5 million from December 31, 2023.  The decrease in total loans in the first three months of 2024, compared to December 31, 2023, was due primarily to paydowns, net of originations, within commercial of $45.1 million, commercial real estate – investor of $16.0 million and multifamily of $14.2 million offset by net increases in leases of $27.4 million from December 31, 2023.  Total loans decreased $33.9 million from March 31, 2023 to March 31, 2024, primarily due to paydowns, net of originations, within commercial of $55.2 million, commercial real estate - investor of $38.4 million, and commercial real estate – owner occupied of $87.5 million, offset by net increases in leases of $139.8 million and multifamily of $28.5 million.  As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis (rather than net of the associated credit loss estimate), and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 68.7% of the portfolio as of March 31, 2024, compared to 68.8% of the portfolio as of December 31, 2023.  At March 31, 2024, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate were equal to 268.8% of our Tier 1 capital plus allowance for credit losses, a decrease from 286.9% at December 31, 2023.  We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans decreased by $3.7 million to $65.1 million at March 31, 2024 from $68.8 million at December 31, 2023 and increased $586,000 from $64.5 million at March 31, 2023. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination.  PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan.  Management continues to carefully monitor loans considered to be in a classified status.  Nonperforming loans as a percent of total loans were 1.6% as of March 31, 2024, 1.7% as of December 31, 2023, and 1.6% as of March 31, 2023.  The distribution of our nonperforming loans is shown in the following table.

				March 31, 2024
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Commercial	$2,746	$2,025	$2,811	35.6	(2.3)
Leases	595	639	856	(6.9)	(30.5)
Commercial real estate – investor	16,128	16,572	30,397	(2.7)	(46.9)
Commercial real estate – owner occupied	30,897	34,946	19,691	(11.6)	56.9
Construction	7,119	7,162	241	(0.6)	N/M
Residential real estate – investor	1,299	1,331	1,555	(2.4)	(16.5)
Residential real estate – owner occupied	3,031	3,078	4,038	(1.5)	(24.9)
Multifamily	1,959	1,775	2,495	10.4	(21.5)
HELOC	1,339	1,251	2,441	7.0	(45.1)
Other [1]	-	-	2	-	(100.0)
Total nonperforming loans	$65,113	$68,779	$64,527	(5.3)	0.9

1 The “Other” segment includes consumer loans and overdrafts.

N/M – Not meaningful.

The components of our nonperforming assets are shown in the following table.

				March 31, 2024
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Nonaccrual loans	$64,324	$67,583	$63,561	(4.8)	1.2
Loans past due 90 days or more and still accruing interest	789	1,196	966	(34.0)	(18.3)
Total nonperforming loans	65,113	68,779	64,527	(5.3)	0.9
Other real estate owned	5,123	5,123	1,255	-	308.2
Total nonperforming assets	$70,236	$73,902	$65,782	(5.0)	6.8

30-89 days past due loans and still accruing interest	$21,183	$13,668	$24,770
Nonaccrual loans to total loans	1.6%	1.7%	1.6%
Nonperforming loans to total loans	1.6%	1.7%	1.6%
Nonperforming assets to total loans plus OREO	1.8%	1.8%	1.6%

Allowance for credit losses	$44,113	$44,264	$53,392
Allowance for credit losses to total loans	1.1%	1.1%	1.3%
Allowance for credit losses to nonaccrual loans	68.6%	65.5%	84.0%

Loan charge-offs, net of recoveries, for the first quarter of 2024, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2024	Total[1]	2023	Total[1]	2023	Total[1]
Commercial	$(58)	(1.6)	$71	0.5	$(124)	(16.8)
Leases	(40)	(1.1)	(8)	(0.1)	873	118.0
Commercial real estate – investor	(67)	(1.8)	4,951	32.0	(17)	(2.3)
Commercial real estate – owner occupied	3,868	104.7	10,443	67.5	(2)	(0.3)
Residential real estate – investor	(2)	(0.1)	(3)	-	(19)	(2.6)
Residential real estate – owner occupied	(8)	(0.2)	(8)	(0.1)	(10)	(1.4)
HELOC	(17)	(0.5)	(17)	(0.1)	(29)	(3.9)
Other [2]	19	0.6	31	0.3	68	9.3
Net charge–offs	$3,695	100.0	$15,460	100.0	$740	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $3.7 million were recorded for the first quarter of 2024, compared to net charge-offs of $15.5 million for the fourth quarter of 2023, and net charge-offs of $740,000 for the first quarter of 2023, reflecting continuing management attention to credit quality and remediation efforts.  The net charge-offs for the first quarter of 2024 were primarily due to a $3.9 million charge off of a commercial real estate – owner occupied loan. The commercial real estate – owner occupied credit had a reported reserve allocation of $3.9 million prior to the first quarter of 2024 charge-off. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				March 31, 2024
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Commercial	$15,243	$8,414	$22,662	81.2	(32.7)
Leases	595	818	906	(27.3)	(34.3)
Commercial real estate – investor	43,154	43,798	52,615	(1.5)	(18.0)
Commercial real estate – owner occupied	61,267	54,613	37,545	12.2	63.2
Construction	7,119	17,155	241	(58.5)	N/M
Residential real estate – investor	1,299	1,331	1,702	(2.4)	(23.7)
Residential real estate – owner occupied	3,168	3,216	3,618	(1.5)	(12.4)
Multifamily	1,959	1,775	3,348	10.4	(41.5)
HELOC	1,648	1,664	2,635	(1.0)	(37.5)
Other [1]	-	-	2	-	(100.0)
Total classified loans	135,452	132,784	125,274	2.0	8.1
Other real estate owned	5,123	5,123	1,255	N/M	308.2
Total classified assets	$140,575	$137,907	$126,529	1.9	11.1

1 The “Other” segment includes consumer loans and overdrafts.

N/M - Not meaningful

Total classified loans and classified assets increased $2.7 million as of March 31, 2024 from December 31, 2023. The increase since December 31, 2023 is due to the additions of $15.9 million, the majority of which consisted of three relationships totaling $14.7 million. Commercial loans were the majority of the additions, consisting of seven loans totaling $11.6 million and one relationship in commercial real estate – owner occupied totaling $3.3 million. The additions are offset by $13.2 million of outflows, most driven by $6.3 million of loan rating upgrades, and a $3.9 million partial charge off. The increase from March 31, 2023 is primarily due to additions to commercial real estate – owner occupied. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 21.33% for the period ended March 31, 2024, compared to 21.66% as of December 31, 2023, and 20.04% as of March 31, 2023.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At March 31, 2024, our ACL on loans totaled $44.1 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.7 million. In the first quarter of 2024, we recorded provision expense on loans of $3.5 million, based on historical loss rates, our assessment of nonperforming loan metrics and trends, downward risk rating migrations, and estimated future credit losses, and a $44,000 reversal of provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation.  These adjustments resulted in a $3.5 million net impact to the provision for credit losses for the first quarter of 2024.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments.  The ACL on loans totaled $44.1 million as of March 31, 2024, $44.3 million as of December 31, 2023, and $53.4 million as of March 31, 2023.  Our ACL on loans to total loans was 1.1% as of March 31, 2024, compared to 1.1% as of December 31, 2023 and 1.3% as of March 31, 2023.  See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2023 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Allowance at beginning of period	$44,264	$51,729	$49,480
Charge–offs:
Commercial	15	458	27
Leases	-	-	882
Commercial real estate – investor	16	4,971	-
Commercial real estate – owner occupied	3,887	10,455	-
Construction	-	-	-
Residential real estate – investor	-	-	-
Residential real estate – owner occupied	-	-	-
Multifamily	-	-	-
HELOC	-	-	-
Other [1]	70	67	113
Total charge–offs	3,988	15,951	1,022
Recoveries:
Commercial	73	387	151
Leases	40	8	9
Commercial real estate – investor	83	20	17
Commercial real estate – owner occupied	19	12	2
Construction	-	-	-
Residential real estate – investor	2	3	19
Residential real estate – owner occupied	8	8	10
Multifamily	-	-	-
HELOC	17	17	29
Other [1]	51	36	45
Total recoveries	293	491	282
Net charge-offs	3,695	15,460	740
Provision for credit losses on loans	3,544	7,995	4,652
Allowance at end of period	$44,113	$44,264	$53,392

Average total loans (exclusive of loans held–for–sale)	$4,018,631	$4,014,771	$3,931,679
Net charge–offs to average loans	0.37%	1.53%	0.08%
Allowance at period end to average loans	1.10%	1.10%	1.36%

1 The “Other” segment includes consumer loans and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 67.8% as of March 31, 2024, which was an increase from the coverage ratio of 64.4% as of December 31, 2023 and a decrease from 82.7% as of March 31, 2023.  When measured as a percentage of average loans, our total ACL on loans was 1.10% at March 31, 2024, 1.10% at December 31, 2023, and 1.36% at March 31, 2023.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2024, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Continued volatility in the economic environment stemming from the impacts of and response to inflation, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2024, OREO totaled $5.1 million, reflecting no change from December 31, 2023, and an increase of $3.9 million from $1.3 million at March 31, 2023. There were no property additions or disposals in the OREO portfolio in the first quarter of 2024. No valuation adjustments occurred in the first quarter of 2024 or in the fourth quarter of 2023. In the first quarter of 2023, we recorded two write-downs totaling $273,000 as well as a write-up for $4,000, totaling a net $269,000 increase in valuation reserve.

				March 31, 2024
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Balance at beginning of period	$5,123	$407	$1,561	N/M	228.2
Property additions, net of acquisition adjustments	-	4,894	291	(100.0)	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	178	328	(100.0)	(100.0)
Period valuation write-down	-	-	269	-	(100.0)
Balance at end of period	$5,123	$5,123	$1,255	-	308.2

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.

OREO Properties by Type
(Dollars in thousands)	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$-	-%	$-	-%	$291	23%
Lots (single family and commercial)	-	-	-	-	767	61
Vacant land	197	4	197	4	197	16
Multi-family	-	-	-	-	-	-
Commercial property	4,926	96	4,926	96	-	-
Total other real estate owned	$5,123	100%	$5,123	100%	$1,255	100%

Deposits and Borrowings

				March 31, 2024
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Noninterest bearing demand	$1,799,927	$1,834,891	$1,950,144	(1.9)	(7.7)
Savings	955,528	971,334	1,108,610	(1.6)	(13.8)
NOW accounts	569,814	565,375	608,260	0.8	(6.3)
Money market accounts	696,354	671,240	799,300	3.7	(12.9)
Certificates of deposit of less than $100,000	289,962	266,035	238,257	9.0	21.7
Certificates of deposit of $100,000 through $250,000	205,638	180,289	147,887	14.1	39.1
Certificates of deposit of more than $250,000	91,052	81,582	44,762	11.6	103.4
Total deposits	$4,608,275	$4,570,746	$4,897,220	0.8	(5.9)

Total deposits were $4.61 billion at March 31, 2024, which reflects a $37.5 million increase from total deposits of $4.57 billion at December 31, 2023, and a decrease of $288.9 million from total deposits of $4.90 billion at March 31, 2023.  The increase in deposits at March 31, 2024, compared to December 31, 2023, was primarily due to increases in time deposits of $58.7 million and money market and NOW accounts of $29.6 million, partially offset by decreases in noninterest bearing deposits of $35.0 million and savings accounts of $15.8 million. The decrease in deposits at March 31, 2024, compared to March 31, 2023, was primarily due to decreases in noninterest bearing deposits of $150.2 million, savings accounts of $153.1 million, and money market accounts of $102.9 million, partially offset by an increase in time deposits of $155.7 million.  Total quarterly average deposits decreased $417.9 million, or 8.4%, in the year over year period, driven by declines in our average demand deposits of $183.3 million, and savings, NOW and money markets combined of $358.4 million, partially offset by an increase in average time deposits of $123.8 million year over year. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive with significant flows and transfers into investing activities.

The following table presents estimated insured and uninsured deposits at March 31, 2024 and December 31, 2023 by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	March 31, 2024				December 31, 2023
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,799,927	$1,181,856	$618,069	-%	$1,834,891	$1,137,089	$697,802	-%
Savings	955,528	891,407	64,121	0.27	971,334	905,163	66,171	0.11
NOW accounts	569,814	416,195	153,620	0.60	565,375	414,005	151,370	0.27
Money market accounts	696,354	470,759	225,595	1.50	671,240	473,006	198,234	0.80
Time deposits	586,652	501,928	84,724	2.91	527,906	452,000	75,906	1.45
Total	$4,608,275	$3,462,145	$1,146,129	0.71%	$4,570,746	$3,381,263	$1,189,483	0.32%

Collateralized public funds	$246,464	$14,980	$231,484		$247,202	$15,211	$231,991

Deposits increased 0.8% for the three months ended March 31, 2024, which reflects that our efforts on retaining and acquiring new deposits have been effective. Competitive rate pressures have eased, however, there is a continued remix into our time deposits and interest bearing accounts, drawn by higher rates. Overall, our deposit level remains stable as we continue to monitor customer relationships and liquidity closely.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $33.5 million at March 31, 2024, a $7.1 million, or 26.7%, increase from $26.5 million at December 31, 2023, and an increase of $5.6 million, or 20.2%, from March 31, 2023. The outstanding balance of our short-term FHLBC borrowings was $220.0 million as of March 31, 2024, $405.0 million as of December 31, 2023, and $315.0 million as of March 31, 2023.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of March 31, 2024, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.37% as of March 31, 2024, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017 rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of March 31, 2024, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance costs.

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

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of March 31, 2024, December 31, 2023, and March 31, 2023. The balance in notes payable was related to a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of March 31, 2024, total stockholders’ equity was $596.2 million, which was an increase of $18.9 million from $577.3 million as of December 31, 2023.  This increase was largely attributable to net income of $21.3 million in the first three months of 2024, partially offset by $2.2 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of March 31, 2024 increased over December 31, 2023, due to a reduction in unrealized net losses on available-for-sale securities, which contributed to the overall decrease in accumulated other comprehensive loss of $580,000 in the first three months of 2024, due to changes in market interest rates.  Total stockholders’ equity as of March 31, 2024 increased $99.3 million compared to March 31, 2023 due to net income year over year and the decrease in accumulated other comprehensive loss of $15.7 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2024	2023	2023
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.02%	11.37%	9.91%
Total risk-based capital ratio	10.50	N/A	14.79	14.06	12.79
Tier 1 risk-based capital ratio	8.50	N/A	12.55	11.89	10.43
Tier 1 leverage ratio	4.00	N/A	10.47	10.06	8.56

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.06%	12.32%	11.98%
Total risk-based capital ratio	10.50	10.00	14.03	13.24	13.10
Tier 1 risk-based capital ratio	8.50	8.00	13.06	12.32	11.98
Tier 1 leverage ratio	4.00	5.00	10.89	10.41	9.83

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  As of March 31, 2024, our capital measures exclude $951,000, which is the modified CECL transition adjustment.

As of March 31, 2024, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements.  In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 10.09% at December 31, 2023, to 10.62% at March 31, 2024. Our GAAP tangible common equity to tangible assets ratio was 9.04% at March 31, 2024, compared to 8.53% as of December 31, 2023.  Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 8.56% at December 31, 2023, to 9.08% at March 31, 2024, primarily due to an increase in tangible common equity in the first quarter of 2024.  The increase in tangible common equity was primarily due to an increase in retained earnings of $19.1 million.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2024		December 31, 2023
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$596,159	$596,159	$577,281	$577,281
Less: Goodwill and intangible assets	97,115	97,115	97,695	97,695
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,127	N/A	2,243
Adjusted goodwill and intangible assets	97,115	94,988	97,695	95,452
Tangible common equity	$499,044	$501,171	$479,586	$481,829
Tangible assets
Total assets	$5,616,072	$5,616,072	$5,722,799	$5,722,799
Less: Adjusted goodwill and intangible assets	97,115	94,988	97,695	95,452
Tangible assets	$5,518,957	$5,521,084	$5,625,104	$5,627,347

Common equity to total assets	10.62%	10.62%	10.09%	10.09%
Tangible common equity to tangible assets	9.04%	9.08%	8.53%	8.56%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the first quarter of 2024, we experienced a decrease in loans, while deposits trended up as the rates offered on our deposit products remain competitive to peers.  We managed the change in our funding through borrowing from the Federal Home Loan Bank of Chicago (“FHLBC”) and sales of securities, which resulted in minimal losses and mitigated our interest rate risk profile.  The bank failures that occurred in 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors.  In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs.  As of March 31, 2024, our cash on hand liquidity totaled $98.1 million, a decrease of $2.1 million over cash balances held as of December 31, 2023.

Net cash inflows from operating activities were $47.3 million during the first three months of 2024, compared with net cash inflows of $35.0 million in the same period of 2023.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first three months of 2024 compared to a source of outflows for the like period of 2023.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the three months ended March 31, 2024 and source of outflows for the like period of 2023. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $93.9 million in the three months ended March 31, 2024, compared to net cash outflows of $42.9 million in the same period in 2023.  In the first three months of 2024, securities transactions accounted for net inflows of $22.3 million, and the principal change on loans accounted for net inflows of $70.0 million.  In the first three months of 2023, securities transactions accounted for net inflows of $99.7 million, and principal on loans funded, net of paydowns, accounted for net outflows of $132.4 million.

Net cash outflows from financing activities in the three months ended March 31, 2024, were $143.2 million, compared with net cash outflows of $4.2 million in the three months ended March 31, 2023.  Net deposit inflows in the first three months of 2024 were $37.6 million compared to net deposit outflows of $213.1 million in the first three months of 2023.  Other short-term borrowings had $185.0 million of net cash outflows in the first three months of 2024, compared to net cash inflows of $225.0 million for other short-term borrowings in the first three months of 2023.  Changes in securities sold under repurchase agreements accounted for inflows of $7.1 million and outflows of $4.3 million for the three months ended March 31, 2024 and 2023, respectively.  Dividends paid on our common stock totaled $2.2 million for both the three months ended March 31, 2024 and 2023.  Vesting of restricted stock accounted for inflows of $99,000 in the three months ended March 31, 2024, compared to no cash flows from vestings of restricted stock in the same period of 2023. The purchase of treasury stock in the first three months of 2024 due to shares acquired with equity award vestings resulted in outflows of $776,000, compared to cash outflows of $605,000 in the first three months of 2023 related to shares acquired from equity award vestings.

Cash and cash equivalents for the three months ended March 31, 2024, totaled $98.1 million, as compared to $100.1 million as of December 31, 2023 and $103.0 million as of March 31, 2023.  The decrease in cash and cash equivalents for the three months ended March 31, 2024 was mainly attributable to the decrease in FHLB advances during the period, partially offset by the decrease in our loan portfolio, sales of securities, and the increase in customer deposits during the first three months of 2024. The year over year decrease is driven by decreased FHLB advances and increased customer use of deposits, partially offset by a decline in loans and sales of securities. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs.  These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve Board (“FRB”) held rates unchanged in the first quarter of 2024, which was widely expected by market participants.  The timing of rate cuts and implied Federal Funds Rate for 2024 have shifted, with a current outlook for higher rates for a longer time given an increase in the latest Consumer Price Index (“CPI”) data and continued economic activity.  The FRB continued to shrink its balance sheet, ending 2023 at $7.7 trillion, down from a peak of $8.7 trillion in March 2023.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure.  In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings.  We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at March 31, 2024 and December 31, 2023 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction.  Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2023.  We seek to monitor and manage interest rate risk within approved policy guidelines and limits.  Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. The presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity.  Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. The market events of failed liquidity management at other banks have been discussed and reviewed by the asset-liability committee. The committee concluded that we continue to have a strong liquidity position and no new liquidity risks were identified.  Prudently, we added new measures to assess liquidity risk and enhanced our reports to segment deposits by insured, uninsured, collateralized deposits; and monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of March 31, 2024, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should interest rates rise.  Our profile is slightly more asset sensitive compared to December 31, 2023, due to a decrease in operating borrowings from principal return on Assets, mild increase in funding, and cashflow from earnings.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2024
Dollar change	$(39,454)	$(19,666)	$(9,736)	$10,024	$20,139	$38,549
Percent change	(15.4)%	(7.7)%	(3.8)%	3.9%	7.9%	15.1%

December 31, 2023
Dollar change	$(36,337)	$(18,117)	$(8,982)	$9,354	$18,818	$36,453
Percent change	(14.7)%	(7.3)%	(3.6)%	3.8%	7.6%	14.7%

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

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both.  The annual US inflation rate for March 2024 was 3.5%, up from 3.4% quarter-over-quarter, while Core CPI continued to decline to 3.8%.  Management believes the inflation rate will continue to trend down, albeit at a much slower rate than 2023.  The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits.  Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.  Inflation has declined to a comfortable level and has minimal direct impact to our results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2024.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In December 2023, our board of directors authorized the repurchase of up to 2,234,896 shares of our common stock (the “Repurchase Program”). The Company received notice of non-objection in January 2024 from the Federal Reserve Bank of Chicago for the Repurchase Program. Under the Repurchase Program, repurchases may be made through December 31, 2024, will not exceed $17.50 per share, and the aggregate value of share repurchases will not exceed $39.1 million. We may make repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.   Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time provided that repurchases under the Repurchase Program after December 31, 2024, would require Federal Reserve non-objection or approval.  We are not obligated to repurchase any shares under the Repurchase Program.

The following table presents our stock repurchases for the quarter ended March 31, 2024.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
January 1, 2024 - January 31, 2024	-	$-	-	2,234,896
February 1, 2024 - February 29, 2024	-	-	-	2,234,896
March 1, 2024 - March 31, 2024	-	-	-	2,234,896
Total	-	$-	-	2,234,896

1 We announced our Repurchase Program, which will expire on December 31, 2024 unless further extended as described above, in our Current Report on Form 8-K filed on January 3, 2024, and 2,234,896 shares remained available for repurchase under the Repurchase Program as of March 31, 2024.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Trading Plans

During the three months ended March 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibits:

10.1	Employment Agreement between Mr. Gary Collins and Old Second Bancorp, Inc. dated March 20, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 26, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: May 9, 2024