Form 10-Q
period 2024-06-30
OLD SECOND BANCORP INC
filed 2024-08-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐        No ☒

As of August 6, 2024, the Registrant has 44,849,591 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	economic, legislative or regulatory changes, including the impact of changes to Congress and the Office of the President, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation and disruptions caused from widespread cybersecurity incidents;
●	changes in trade policy and any related tariffs; and
●	each of the factors and risks under the heading “Risk Factors” in our 2023 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$54,888	$55,534
Interest earning deposits with financial institutions	66,004	44,611
Cash and cash equivalents	120,892	100,145
Securities available-for-sale, at fair value	1,173,661	1,192,829
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	32,005	33,355
Loans held-for-sale	2,291	1,322
Loans	3,976,595	4,042,953
Less: allowance for credit losses on loans	42,269	44,264
Net loans	3,934,326	3,998,689
Premises and equipment, net	82,871	79,310
Other real estate owned	6,920	5,123
Mortgage servicing rights, at fair value	10,488	10,344
Goodwill	86,478	86,478
Core deposit intangible	10,063	11,217
Bank-owned life insurance (“BOLI”)	110,535	109,318
Deferred tax assets, net	28,710	31,077
Other assets	63,460	63,592
Total assets	$5,662,700	$5,722,799

Liabilities
Deposits:
Noninterest bearing demand	$1,728,487	$1,834,891
Interest bearing:
Savings, NOW, and money market	2,161,426	2,207,949
Time	631,815	527,906
Total deposits	4,521,728	4,570,746
Securities sold under repurchase agreements	46,542	26,470
Other short-term borrowings	330,000	405,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,425	59,382
Other liabilities	59,897	58,147
Total liabilities	5,043,365	5,145,518

Stockholders’ Equity
Common stock	44,908	44,705
Additional paid-in capital	204,012	202,223
Retained earnings	432,037	393,311
Accumulated other comprehensive loss	(60,769)	(62,781)
Treasury stock	(853)	(177)
Total stockholders’ equity	619,335	577,281
Total liabilities and stockholders’ equity	$5,662,700	$5,722,799

	June 30, 2024	December 31, 2023
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,907,619	44,705,150
Shares outstanding	44,849,591	44,697,917
Treasury shares	58,028	7,233

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$62,151	$61,561	$124,824	$118,771
Loans held-for-sale	19	19	33	31
Securities:
Taxable	8,552	9,930	16,644	20,665
Tax exempt	1,292	1,337	2,598	2,674
Dividends from FHLBC and FRBC stock	584	396	1,219	676
Interest bearing deposits with financial institutions	625	643	1,235	1,228
Total interest and dividend income	73,223	73,886	146,553	144,045
Interest expense
Savings, NOW, and money market deposits	4,317	1,742	8,354	2,891
Time deposits	4,961	1,156	9,002	1,820
Securities sold under repurchase agreements	83	7	169	16
Other short-term borrowings	3,338	5,160	7,895	7,505
Junior subordinated debentures	288	281	568	560
Subordinated debentures	546	546	1,092	1,092
Senior notes	-	1,414	-	2,408
Notes payable and other borrowings	-	-	-	87
Total interest expense	13,533	10,306	27,080	16,379
Net interest and dividend income	59,690	63,580	119,473	127,666
Provision for credit losses	3,750	2,000	7,250	5,501
Net interest and dividend income after provision for credit losses	55,940	61,580	112,223	122,165
Noninterest income
Wealth management	2,779	2,458	5,340	4,728
Service charges on deposits	2,508	2,362	4,923	4,786
Secondary mortgage fees	65	76	115	135
Mortgage servicing rights mark to market (loss) gain	(238)	96	(144)	(429)
Mortgage servicing income	513	499	1,001	1,015
Net gain on sales of mortgage loans	468	398	782	704
Securities (losses) gains, net	-	(1,547)	1	(3,222)
Change in cash surrender value of BOLI	820	418	1,992	660
Death benefit realized on BOLI	893	-	893	-
Card related income	2,577	2,690	4,953	4,934
Other income	742	773	1,772	2,262
Total noninterest income	11,127	8,223	21,628	15,573
Noninterest expense
Salaries and employee benefits	23,424	21,798	47,736	44,046
Occupancy, furniture and equipment	3,899	3,639	7,826	7,114
Computer and data processing	2,184	1,290	4,439	3,064
FDIC insurance	616	794	1,283	1,378
Net teller & bill paying	578	515	1,099	1,017
General bank insurance	312	306	621	611
Amortization of core deposit intangible	574	618	1,154	1,242
Advertising expense	472	103	664	245
Card related expense	1,323	1,222	2,600	2,438
Legal fees	238	283	464	602
Consulting & management fees	797	520	1,133	1,310
Other real estate expense, net	(87)	(98)	(41)	208
Other expense	3,547	3,840	7,140	7,477
Total noninterest expense	37,877	34,830	76,118	70,752
Income before income taxes	29,190	34,973	57,733	66,986
Provision for income taxes	7,299	9,411	14,530	17,817
Net income	$21,891	$25,562	$43,203	$49,169

Basic earnings per share	$0.48	$0.57	$0.96	$1.10
Diluted earnings per share	0.48	0.56	0.95	1.08
Dividends declared per share	0.05	0.05	0.10	0.10

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$21,891	$25,562	$43,203	$49,169

Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,405	(8,360)	1,529	7,850
Related tax (expense) benefit	(673)	2,342	(428)	(2,194)
Holding gains (losses), after tax, on available-for-sale securities	1,732	(6,018)	1,101	5,656

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized (losses) gains	-	(1,547)	1	(3,222)
Related tax benefit	-	434	-	905
Net realized (losses) gains, after tax	-	(1,113)	1	(2,317)
Other comprehensive income (loss) on available-for-sale securities	1,732	(4,905)	1,100	7,973

Changes in fair value of derivatives used for cash flow hedges	1,194	(3,017)	1,246	(1,415)
Related tax (expense) benefit	(334)	836	(334)	380
Other comprehensive income (loss) on cash flow hedges	860	(2,181)	912	(1,035)

Total other comprehensive income (loss)	2,592	(7,086)	2,012	6,938
Total comprehensive income	$24,483	$18,476	$45,215	$56,107

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, April 1, 2023	$(76,014)	$(3,086)	$(79,100)
Other comprehensive loss, net of tax	(4,905)	(2,181)	(7,086)
Balance, June 30, 2023	$(80,919)	$(5,267)	$(86,186)

Balance, April 1, 2024	$(61,222)	$(2,139)	$(63,361)
Other comprehensive income, net of tax	1,732	860	2,592
Balance, June 30, 2024	$(59,490)	$(1,279)	$(60,769)

For the Six Months Ended
Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income (loss), net of tax	7,973	(1,035)	6,938
Balance, June 30, 2023	$(80,919)	$(5,267)	$(86,186)

Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	1,100	912	2,012
Balance, June 30, 2024	$(59,490)	$(1,279)	$(60,769)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$43,203	$49,169
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,544	1,626
Securities (gains) losses, net	(1)	3,222
Provision for credit losses	7,250	5,501
Originations of loans held-for-sale	(22,114)	(24,570)
Proceeds from sales of loans held-for-sale	21,650	24,271
Net gains on sales of mortgage loans	(782)	(704)
Mortgage servicing rights mark to market loss	144	429
Net accretion of discount on loans and unfunded commitments	(258)	(2,093)
Net change in cash surrender value of BOLI	(1,992)	(660)
Net gains on sale of other real estate owned	(259)	(158)
Provision for other real estate owned valuation losses	-	269
Depreciation of fixed assets and amortization of leasehold improvements	2,721	2,135
Net gains on disposal and transfer of fixed assets	-	(635)
Amortization of core deposit intangibles	1,154	1,242
Change in current income taxes receivable	(17)	(456)
Deferred tax expense	1,605	2,204
Change in accrued interest receivable and other assets	1,191	(50,594)
Accretion of purchase accounting adjustment on time deposits	(106)	(701)
Change in accrued interest payable and other liabilities	1,998	(5,709)
Stock based compensation	2,107	1,774
Net cash provided by operating activities	59,038	5,562
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	171,708	73,981
Proceeds from sales of securities available-for-sale	5,331	140,166
Purchases of securities available-for-sale	(157,886)	(4,186)
Net redemptions (purchases) of FHLBC/FRBC stock	1,350	(16,200)
Net change in loans	53,983	(143,966)
Purchases of BOLI policies	(460)	-
Proceeds from claims on BOLI, net of claims receivable	1,235	-
Proceeds from sales of other real estate owned, net of participations and improvements	1,850	1,165
Proceeds from disposition of premises and equipment	-	1,105
Net purchases of premises and equipment	(6,293)	(3,047)
Net cash provided by investing activities	70,818	49,018
Cash flows from financing activities
Net change in deposits	(48,912)	(392,440)
Net change in securities sold under repurchase agreements	20,072	(624)
Net change in other short-term borrowings	(75,000)	395,000
Repayment of term note	-	(9,000)
Repayment of senior notes	-	(45,000)
Dividends paid on common stock	(4,478)	(4,478)
Purchase of treasury stock	(791)	(605)
Net cash used in financing activities	(109,109)	(57,147)
Net change in cash and cash equivalents	20,747	(2,567)
Cash and cash equivalents at beginning of period	100,145	115,177
Cash and cash equivalents at end of period	$120,892	$112,610

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, April 1, 2023	$44,705	$200,121	$331,890	$(79,100)	$(746)	$496,870
Net income			25,562			25,562
Other comprehensive loss, net of tax				(7,086)		(7,086)
Dividends declared on common stock, ($0.05 per share)			(2,233)			(2,233)
Stock based compensation		842				842
Balance, June 30, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955

Balance, April 1, 2024	$44,908	$203,129	$412,388	$(63,361)	$(905)	$596,159
Net income			21,891			21,891
Other comprehensive income, net of tax				2,592		2,592
Dividends declared on common stock, ($0.05 per share)			(2,242)			(2,242)
Vesting of restricted stock		(67)			67	-
Stock based compensation		950				950
Purchase of treasury stock from taxes withheld on stock awards					(15)	(15)
Balance, June 30, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335

For the Six Months Ended

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			49,169			49,169
Other comprehensive income, net of tax				6,938		6,938
Dividends declared on common stock, ($0.10 per share)			(4,462)			(4,462)
Vesting of restricted stock		(3,087)			3,087	-
Stock based compensation		1,774				1,774
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, June 30, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			43,203			43,203
Other comprehensive income, net of tax				2,012		2,012
Dividends declared on common stock, ($0.10 per share)			(4,477)			(4,477)
Vesting of restricted stock	203	(318)			115	-
Stock based compensation		2,107				2,107
Purchase of treasury stock from taxes withheld on stock awards					(791)	(791)
Balance, June 30, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2023. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

ASU 2024-01 – On March 21, 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and, therefore is within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a material impact on the financial statements of the Company.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2024-02 – On March 29, 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements” amends the codification to remove references to various concept statements and impacts a variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025, and is not expected to have a material impact the financial statements of the Company.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the second quarter of 2024, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On July 16, 2024, our Board of Directors declared a cash dividend of $0.05 per share of common stock payable on August 5, 2024, to stockholders of record as of July 26, 2024; dividends of $2.2 million were paid to stockholders on August 5, 2024.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments. FHLBC stock was recorded at $17.1 million at June 30, 2024, and $18.5 million at December 31, 2023. FRBC stock was recorded at $14.9 million at June 30, 2024, and December 31, 2023.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2024, and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,615	$146	$(2,487)	$191,274
U.S. government agencies	39,653	-	(2,355)	37,298
U.S. government agencies mortgage-backed	109,490	-	(12,618)	96,872
States and political subdivisions	232,373	470	(12,578)	220,265
Collateralized mortgage obligations	436,623	321	(50,889)	386,055
Asset-backed securities	67,634	6	(2,763)	64,877
Collateralized loan obligations	176,897	195	(72)	177,020
Total securities available-for-sale	$1,256,285	$1,138	$(83,762)	$1,173,661

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,602	$-	$(5,028)	$169,574
U.S. government agencies	60,011	-	(3,052)	56,959
U.S. government agencies mortgage-backed	118,492	-	(12,122)	106,370
States and political subdivisions	236,072	1,325	(10,332)	227,065
Collateralized mortgage obligations	442,987	421	(50,864)	392,544
Asset-backed securities	71,616	42	(3,222)	68,436
Collateralized loan obligations	173,201	30	(1,350)	171,881
Total securities available-for-sale	$1,276,981	$1,818	$(85,970)	$1,192,829

1 Excludes accrued interest receivable of $6.7 million and $6.6 million at June 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2024, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$122,815	1.69%	$120,302
Due after one year through five years	127,580	3.63	125,243
Due after five years through ten years	58,374	2.77	53,383
Due after ten years	156,872	3.11	149,909
	465,641	2.84	448,837
Mortgage-backed and collateralized mortgage obligations	546,113	2.52	482,927
Asset-backed securities	67,634	4.08	64,877
Collateralized loan obligations	176,897	6.98	177,020
Total securities available-for-sale	$1,256,285	3.35%	$1,173,661

At June 30, 2024, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2024, and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	2	$12	$29,806	2	$2,475	$97,328	4	$2,487	$127,134
U.S. government agencies	-	-	-	8	2,355	37,298	8	2,355	37,298
U.S. government agencies mortgage-backed	-	-	-	128	12,618	96,872	128	12,618	96,872
States and political subdivisions	33	763	86,106	35	11,815	125,519	68	12,578	211,625
Collateralized mortgage obligations	-	-	-	142	50,889	349,308	142	50,889	349,308
Asset-backed securities	2	10	5,064	18	2,753	59,306	20	2,763	64,370
Collateralized loan obligations	3	59	32,944	4	13	28,279	7	72	61,223
Total securities available-for-sale	40	$844	$153,920	337	$82,918	$793,910	377	$83,762	$947,830

	Less than 12 months			12 months or more
December 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$5,028	$169,574	4	$5,028	$169,574
U.S. government agencies	-	-	-	9	3,052	56,959	9	3,052	56,959
U.S. government agencies mortgage-backed	-	-	-	128	12,122	106,370	128	12,122	106,370
States and political subdivisions	12	137	27,974	25	10,195	106,138	37	10,332	134,112
Collateralized mortgage obligations	2	8	734	143	50,856	376,236	145	50,864	376,970
Asset-backed securities	-	-	-	19	3,222	63,941	19	3,222	63,941
Collateralized loan obligations	-	-	-	25	1,350	150,902	25	1,350	150,902
Total securities available-for-sale	14	$145	$28,708	353	$85,825	$1,030,120	367	$85,970	$1,058,828

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of June 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the second quarter of 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents net realized gains (losses) on securities available-for-sale for three and six months ended:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Securities available-for-sale	2024		2023	2024		2023
Proceeds from sales of securities	$-		$73,996	$5,331		$140,166
Gross realized gains on securities	$-		$-	$1		$-
Gross realized losses on securities	-		(1,547)	-		(3,222)
Net realized (losses) gains	$-		$(1,547)	$1		$(3,222)
Income tax benefit on net realized losses	$-		$434	$-		$905
Effective tax rate applied	N/M	%	28.1%	N/M	%	28.1%

N/M – Not meaningful.

As of June 30, 2024, securities valued at $762.2 million were pledged for borrowings and for other purposes, a decrease from $810.2 million of securities pledged at year-end 2023.

Note 3 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2024	December 31, 2023
Commercial	$809,443	$841,697
Leases	452,957	398,223
Commercial real estate – investor	1,014,345	1,034,424
Commercial real estate – owner occupied	745,938	796,538
Construction	185,634	165,380
Residential real estate – investor	50,371	52,595
Residential real estate – owner occupied	218,974	226,248
Multifamily	388,743	401,696
HELOC	99,037	103,237
Other [1]	11,153	22,915
Total loans	3,976,595	4,042,953
Allowance for credit losses on loans	(42,269)	(44,264)
Net loans [2]	$3,934,326	$3,998,689

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 3 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $19.4 million and $20.5 million at June 30, 2024, and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 68.0% and 68.8% of the portfolio at June 30, 2024, and December 31, 2023, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and six months ended June 30, 2024 and 2023:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2024
Commercial	$6,382	$327	$3	$22	$6,728
Leases	2,959	(900)	81	-	1,978
Commercial real estate – investor	16,270	6,132	4,580	20	17,842
Commercial real estate – owner occupied	10,992	(2,650)	1,281	119	7,180
Construction	1,097	923	-	-	2,020
Residential real estate – investor	636	(30)	-	3	609
Residential real estate – owner occupied	1,660	(51)	-	9	1,618
Multifamily	2,593	211	-	-	2,804
HELOC	1,508	(40)	-	15	1,483
Other	16	28	66	29	7
Total	$44,113	$3,950	$6,011	$217	$42,269

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Six months ended June 30, 2024
Commercial	$3,998	$2,653	$18	$95	$6,728
Leases	2,952	(933)	81	40	1,978
Commercial real estate – investor	17,105	5,230	4,596	103	17,842
Commercial real estate – owner occupied	12,280	(70)	5,168	138	7,180
Construction	1,038	982	-	-	2,020
Residential real estate – investor	669	(65)	-	5	609
Residential real estate – owner occupied	1,821	(220)	-	17	1,618
Multifamily	2,728	76	-	-	2,804
HELOC	1,656	(205)	-	32	1,483
Other	17	46	136	80	7
Total	$44,264	$7,494	$9,999	$510	$42,269

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2023
Commercial	$11,511	$319	$380	$82	$11,532
Leases	2,766	(83)	-	7	2,690
Commercial real estate – investor	15,260	4,822	71	20	20,031
Commercial real estate – owner occupied	15,576	(2,816)	201	3	12,562
Construction	1,045	134	-	-	1,179
Residential real estate – investor	746	(8)	-	5	743
Residential real estate – owner occupied	1,722	110	-	36	1,868
Multifamily	2,665	72	-	-	2,737
HELOC	1,788	(118)	-	24	1,694
Other	313	(5)	81	51	278
Total	$53,392	$2,427	$733	$228	$55,314

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
Allowance for credit losses	Beginning	(Release of)			Ending
Six months ended June 30, 2023	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Commercial	$11,968	$(262)	$407	$233	$11,532
Leases	2,865	691	882	16	2,690
Commercial real estate – investor	10,674	9,391	71	37	20,031
Commercial real estate – owner occupied	15,001	(2,243)	201	5	12,562
Construction	1,546	(367)	-	-	1,179
Residential real estate – investor	768	(49)	-	24	743
Residential real estate – owner occupied	2,046	(224)	-	46	1,868
Multifamily	2,453	284	-	-	2,737
HELOC	1,806	(165)	-	53	1,694
Other	353	23	194	96	278
Total	$49,480	$7,079	$1,755	$510	$55,314

At June 30, 2024, our allowance for credit losses (“ACL”) on loans totaled $42.3 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.5 million. During the first six months of 2024, we recorded net provision for credit losses on loans of $7.5 million based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, downward risk rating migration, and our assessment of estimated future credit losses. The ACL on loans excludes an allowance for unfunded commitments of $2.5 million as of June 30, 2024, and $2.7 million as of both December 31, 2023, and June 30, 2023, which is recorded within other liabilities.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-values. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $38.5 million and $63.1 million of collateral dependent loans secured by real estate or business assets as of June 30, 2024, and December 31, 2023, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2024, and December 31, 2023:

		Accounts				ACL
June 30, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$825	$508	$1,227	$2,560	$1,229
Leases	-	-	-	-	-	-
Commercial real estate – investor	9,955	-	-	-	9,955	3,482
Commercial real estate – owner occupied	17,207	-	-	-	17,207	-
Construction	5,739	-	-	-	5,739	732
Residential real estate – investor	523	-	-	-	523	-
Residential real estate – owner occupied	1,640	-	-	-	1,640	-
Multifamily	839	-	-	-	839	-
HELOC	62	-	-	-	62	-
Total	$35,965	$825	$508	$1,227	$38,525	$5,443

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$837	$797	$-	$-	$1,634	$2
Leases	-	-	321	-	321	320
Commercial real estate – investor	15,735	-	-	-	15,735	3,656
Commercial real estate – owner occupied	34,894	-	-	-	34,894	3,900
Construction	7,162	-	-	-	7,162	-
Residential real estate – investor	422	-	-	-	422	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,402	-	-	-	1,402	-
HELOC	39	-	-	-	39	-
Total	$61,997	$797	$321	$-	$63,115	$7,878

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$914	$3,127	$842	$4,883	$804,560	$809,443	$-
Leases	479	451	108	1,038	451,919	452,957	-
Commercial real estate – investor	8,150	710	838	9,698	1,004,647	1,014,345	-
Commercial real estate – owner occupied	2,103	108	20,733	22,944	722,994	745,938	4,835
Construction	-	-	5,740	5,740	179,894	185,634	-
Residential real estate – investor	-	-	621	621	49,750	50,371	-
Residential real estate – owner occupied	390	70	1,870	2,330	216,644	218,974	-
Multifamily	235	-	1,054	1,289	387,454	388,743	-
HELOC	371	63	309	743	98,294	99,037	74
Other	-	-	-	-	11,153	11,153	-
Total	$12,642	$4,529	$32,115	$49,286	$3,927,309	$3,976,595	$4,909

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$982	$-	$1,228	$2,210	$839,487	$841,697	$1,155
Leases	599	-	347	946	397,277	398,223	-
Commercial real estate – investor	1,209	-	6,087	7,296	1,027,128	1,034,424	-
Commercial real estate – owner occupied	2,103	3,726	15,645	21,474	775,064	796,538	-
Construction	2,540	307	7,161	10,008	155,372	165,380	-
Residential real estate – investor	540	579	168	1,287	51,308	52,595	-
Residential real estate – owner occupied	553	125	1,944	2,622	223,626	226,248	-
Multifamily	1,085	-	233	1,318	400,378	401,696	-
HELOC	565	1,396	269	2,230	101,007	103,237	41
Other	-	1	-	1	22,914	22,915	-
Total	$10,176	$6,134	$33,082	$49,392	$3,993,561	$4,042,953	$1,196

The table presents all nonaccrual loans as of June 30, 2024, and December 31, 2023:

Nonaccrual loan detail	June 30, 2024	With no ACL	December 31, 2023	With no ACL
Commercial	$2,654	$1,427	$870	$870
Leases	284	284	639	318
Commercial real estate – investor	9,954	2,481	16,572	8,926
Commercial real estate – owner occupied	17,256	17,256	34,946	8,429
Construction	5,740	5,740	7,162	7,162
Residential real estate – investor	1,280	1,280	1,331	1,331
Residential real estate – owner occupied	2,599	2,599	3,078	3,078
Multifamily	1,395	1,395	1,775	1,775
HELOC	795	795	1,210	1,210
Other	-	-	-	-
Total	$41,957	$33,257	$67,583	$33,099

The Company recognized $2,000 and $36,000 of interest on nonaccrual loans during the three months and six months ended June 30, 2024, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at June 30, 2024, were as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans		Total
Commercial
Pass	$115,506	$264,234	$111,600	$25,429	$9,219	$18,900	$221,006	$		$765,894
Special Mention	-	227	2,043	2,771	50	-	19,316		-	24,407
Substandard	-	20	6,227	144	-	-	12,751		-	19,142
Total commercial	115,506	264,481	119,870	28,344	9,269	18,900	253,073		-	809,443

Leases
Pass	131,338	186,396	$87,390	31,893	10,335	3,290	-		-	450,642
Special Mention	-	300	775	947	-	9	-		-	2,031
Substandard	-	-	284	-	-	-	-		-	284
Total leases	131,338	186,696	88,449	32,840	10,335	3,299	-		-	452,957

Commercial real estate – investor
Pass	55,037	190,938	334,504	188,015	93,138	104,176	7,398		-	973,206
Special Mention	-	-	-	4,200	-	-	-		-	4,200
Substandard	-	1,645	-	837	5,272	16,936	12,249		-	36,939
Total commercial real estate – investor	55,037	192,583	334,504	193,052	98,410	121,112	19,647		-	1,014,345

Commercial real estate – owner occupied
Pass	17,675	131,499	150,692	159,537	86,192	113,781	14,700		-	674,076
Special Mention	-	-	18,605	2,844	-	2,026	-		-	23,475
Substandard	-	-	13,560	4,835	12,925	17,067	-		-	48,387
Total commercial real estate – owner occupied	17,675	131,499	182,857	167,216	99,117	132,874	14,700		-	745,938

Construction
Pass	15,841	44,518	90,851	26,377	91	1,614	254		-	179,546
Special Mention	-	-	348	-	-	-	-		-	348
Substandard	-	-	5,740	-	-	-	-		-	5,740
Total construction	15,841	44,518	96,939	26,377	91	1,614	254		-	185,634

Residential real estate – investor
Pass	1,321	3,908	14,032	7,851	6,062	13,199	2,089		-	48,462
Special Mention	-	-	-	566	-	-	-		-	566
Substandard	-	-	378	63	-	902	-		-	1,343
Total residential real estate – investor	1,321	3,908	14,410	8,480	6,062	14,101	2,089		-	50,371

Residential real estate – owner occupied
Pass	9,551	31,099	36,751	38,750	23,967	75,320	802		-	216,240
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	-	-	101	2,633	-		-	2,734
Total residential real estate – owner occupied	9,551	31,099	36,751	38,750	24,068	77,953	802		-	218,974

Multifamily
Pass	16,590	76,747	70,903	115,700	39,835	51,594	574		-	371,943
Special Mention	-	-	-	9,990	-	-	-		-	9,990
Substandard	-	-	1,135	3,337	514	1,824	-		-	6,810
Total multifamily	16,590	76,747	72,038	129,027	40,349	53,418	574		-	388,743

HELOC
Pass	1,471	2,629	2,421	430	1,469	4,167	85,425		-	98,012
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	-	-	40	287	698		-	1,025
Total HELOC	1,471	2,629	2,421	430	1,509	4,454	86,123		-	99,037

Other
Pass	2,800	1,953	1,401	884	96	129	3,889		-	11,152
Special Mention	-	-	-	-	-	-	-		-	-
Substandard	-	-	-	-	-	-	1		-	1
Total other	2,800	1,953	1,401	884	96	129	3,890		-	11,153

Total loans
Pass	367,130	933,921	900,545	594,866	270,404	386,170	336,137		-	3,789,173
Special Mention	-	527	21,771	21,318	50	2,035	19,316		-	65,017
Substandard	-	1,665	27,324	9,216	18,852	39,649	25,699		-	122,405
Total loans	$367,130	$936,113	$949,640	$625,400	$289,306	$427,854	$381,152		$-	$3,976,595

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the six months ended June 30, 2024 and June 30, 2023, were as follows:

Six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	-	-	-	-	18	$-	$-	$18
Leases	-	-	28	53	-	-	-	-	81
Commercial real estate – investor	-	-	4,128	452	16	-	-	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	33	-	-	5,168
Other	-	-	-	-	-	136	-	-	136
Total	$-	$-	$4,156	$5,640	$16	$187	-	-	$9,999

Six months ended June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	$-	$-	$364	$-	$43	$-	$-	$407
Leases	-	870	-	-	12	-	-	-	882
Commercial real estate – investor	-	-	71	-	-	-	-	-	71
Commercial real estate – owner occupied	-	22	179	-	-	-	-	-	201
Other	-	3	24	8	-	159	-	-	194
Total	$-	$895	$274	$372	$12	$202	-	-	$1,755

The Company had $431,000 and $170,000 in residential real estate loans in the process of foreclosure as of June 30, 2024, and December 31, 2023, respectively.

There were six loans modified during the six-month period ending June 30, 2024, totaling $16.4 million in aggregate, which were experiencing financial difficulty. There were eleven loans modified during the six-month period ending June 30, 2023, totaling $32.7 million in aggregate, which were experiencing financial difficulty. There were no modified loans experiencing financial difficulty in payment default as of June 30, 2024, and June 30, 2023.

The following tables present the amortized costs basis of loans at June 30, 2024, and June 30, 2023, that were both experiencing financial difficulty and modified during the period ended June 30, 2024, and June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

June 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification (1)	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$247	$-	$-	$-	$247	0.0%
Commercial real estate – owner occupied	12,156	491	3,269	212	16,128	2.2%
Total	$12,403	$491	$3,269	$212	$16,375	0.4%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

June 30, 2023	Term Extension	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$859	$979	$-	$1,838	0.2%
Commercial real estate – investor	12,664	-	1,774	14,438	1.3%
Commercial real estate – owner occupied	16,318	-	-	16,318	2.0%
HELOC	60	-	-	60	0.1%
Total	$29,901	$979	$1,774	$32,654	8.0%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified as of June 30, 2024, and June 30, 2023.

June 30, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$-	$-	$247	$247
Commercial real estate – owner occupied	-	-	-	-	16,128	16,128
Total	$-	$-	$-	$-	$16,375	$16,375

June 30, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$-	$-	$1,838	$1,838
Commercial real estate – investor	-	-	1,774	1,774	12,664	14,438
Commercial real estate – owner occupied	-	-	-	-	16,318	16,318
HELOC	-	-	-	-	60	60
Total	$-	$-	$1,774	$1,774	$30,880	$32,654

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended June 30, 2024, and June 30, 2023. The Company had two loans that had a payment modification as of June 30, 2024. One had an increase of monthly payment until maturity and the other had a reduction of monthly payment until maturity; the financial impact of these modifications is immaterial. As of June 30, 2023, there was one loan that had a payment modification to a single payment at maturity.

June 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.00	-%	-
Commercial real estate – owner occupied	5.12	0.33	-
Total	5.10	0.33%	-

June 30, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.90	5.00%	-
Commercial real estate – investor	11.50	-	7.00
Commercial real estate – owner occupied	12.00	-	-
HELOC	24.00	-	-
Total	11.40	5.00%	7.00

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2024	2023	2024	2023
Balance at beginning of period	$5,123	$1,255	$5,123	$1,561
Property additions, net of acquisition adjustments	3,388	185	3,388	476
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	1,591	679	1,591	1,007
Period valuation write-down	-	-	-	269
Balance at end of period	$6,920	$761	$6,920	$761

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$118	$853	$118	$856
Provision for unrealized losses	-	-	-	269
Reductions taken on sales	-	(739)	-	(1,011)
Balance at end of period	$118	$114	$118	$114

Expenses related to OREO, net of lease revenue, includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gain on sales, net	$(259)	$(186)	$(259)	$(158)
Provision for unrealized losses	-	-	-	269
Operating expenses	239	92	352	101
Less:
Lease revenue	67	4	134	4
Net OREO expense	$(87)	$(98)	$(41)	$208

Note 5 – Deposits

Major classifications of deposits were as follows:

	June 30, 2024	December 31, 2023
Noninterest bearing demand	$1,728,487	$1,834,891
Savings	908,826	971,334
NOW accounts	557,469	565,375
Money market accounts	695,131	671,240
Certificates of deposit of less than $100,000	304,195	266,035
Certificates of deposit of $100,000 through $250,000	223,137	180,289
Certificates of deposit of more than $250,000	104,483	81,582
Total deposits	$4,521,728	$4,570,746

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Borrowings

The following table is a summary of borrowings as of June 30, 2024, and December 31, 2023. Junior subordinated debentures are discussed in more detail in Note 7.

	June 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$46,542	$26,470
Other short-term borrowings	330,000	405,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,425	59,382
Total borrowings	$461,740	$516,625

1 See Note 7: Junior Subordinated Debentures.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $46.5 million at June 30, 2024, and $26.5 million at December 31, 2023. The fair value of the pledged collateral was $73.6 million at June 30, 2024, and $45.7 million at December 31, 2023. At June 30, 2024, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. As of June 30, 2024, the Bank had $330.0 million in short-term advances outstanding under the FHLBC, and $405.0 million in short-term advances as of December 31, 2023. FHLBC stock held at June 30, 2024, was valued at $17.1 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.38 billion, which carried a FHLBC-calculated combined collateral value of $933.9 billion. The Company had excess collateral of $603.9 million available to secure borrowings at June 30, 2024.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of June 30, 2024, and December 31, 2023, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance cost.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.49% and 4.37% for the quarters ended June 30, 2024, and June 30, 2023, respectively. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of June 30, 2024, and December 31, 2023, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”). Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of June 30, 2024, 718,193 shares remained available for issuance under the 2019 Plan. The Company has granted only restricted stock units under the 2019 Equity Plan.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were 339,235 and 238,149 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2024, and June 30, 2023, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost that has been recorded for the 2019 Plan was $2.2 million for the six months ended June 30, 2024, and $1.8 million for the six months ended June 30, 2023.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2024, is as follows:

	June 30, 2024
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	709,237	$14.26
Granted	339,235	13.44
Vested	(209,969)	11.38
Forfeited	(8,954)	14.09
Unvested at June 30	829,549	$14.65

Total unrecognized compensation cost of restricted awards was $6.2 million as of June 30, 2024, which is expected to be recognized over a weighted-average period of 2.03 years.

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Weighted-average common shares outstanding	44,846,848	44,665,127	44,802,704	44,642,250
Net income	$21,891	$25,562	$43,203	$49,169
Basic earnings per share	$0.48	$0.57	$0.96	$1.10

Diluted earnings per share:
Weighted-average common shares outstanding	44,846,848	44,665,127	44,802,704	44,642,250
Dilutive effect of unvested restricted awards [1]	835,391	759,291	800,358	728,556
Diluted average common shares outstanding	45,682,239	45,424,418	45,603,062	45,370,806

Net Income	$21,891	$25,562	$43,203	$49,169
Diluted earnings per share	$0.48	$0.56	$0.95	$1.08

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At June 30, 2024, the Bank exceeded those thresholds.

At June 30, 2024, the Bank’s Tier 1 capital leverage ratio was 11.43%, an increase of 102 basis points from December 31, 2023, and is above the 8.00% objective. The Bank’s total capital ratio was 14.42%, an increase of 118 basis points from December 31, 2023, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2024, and December 31, 2023.

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

At June 30, 2024, and December 31, 2023, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$587,746	12.41%	$331,525	7.00%	N/A	N/A
Old Second Bank	638,977	13.50	331,321	7.00	$307,656	6.50%
Total capital to risk weighted assets
Consolidated	716,185	15.12	497,351	10.50	N/A	N/A
Old Second Bank	682,416	14.42	496,905	10.50	473,243	10.00
Tier 1 capital to risk weighted assets
Consolidated	612,746	12.94	402,499	8.50	N/A	N/A
Old Second Bank	638,977	13.50	402,319	8.50	378,653	8.00
Tier 1 capital to average assets
Consolidated	612,746	10.96	223,630	4.00	N/A	N/A
Old Second Bank	638,977	11.43	223,614	4.00	279,517	5.00

December 31, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$547,721	11.37%	$337,207	7.00%	N/A	N/A
Old Second Bank	592,413	12.32	336,598	7.00	$312,556	6.50%
Total capital to risk weighted assets
Consolidated	677,076	14.06	505,640	10.50	N/A	N/A
Old Second Bank	636,768	13.24	504,990	10.50	480,943	10.00
Tier 1 capital to risk weighted assets
Consolidated	572,721	11.89	409,430	8.50	N/A	N/A
Old Second Bank	592,413	12.32	408,727	8.50	384,684	8.00
Tier 1 capital to average assets
Consolidated	572,721	10.06	227,722	4.00	N/A	N/A
Old Second Bank	592,413	10.41	227,632	4.00	284,540	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of June 30, 2024, the above capital measures of the Company include $951,000, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of June 30, 2024, the Bank had capacity to pay dividends of $117.3 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the six-month period ended June 30, 2024, however the Company reclassified one states and political subdivisions security to an asset-backed security in all periods presented. During the six-month period ended June 30, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2024, and December 31, 2023, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$191,274	$-	$-	$191,274
U.S. government agencies	-	37,298	-	37,298
U.S. government agencies mortgage-backed	-	96,872	-	96,872
States and political subdivisions	-	207,738	12,527	220,265
Collateralized mortgage obligations	-	386,055	-	386,055
Asset-backed securities	-	62,210	2,667	64,877
Collateralized loan obligations	-	177,020	-	177,020
Loans held-for-sale	-	2,291	-	2,291
Mortgage servicing rights	-	-	10,488	10,488
Interest rate derivatives [1]	-	6,095	-	6,095
Mortgage banking derivatives	-	64	-	64
Total	$191,274	$975,643	$25,682	$1,192,599

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$7,835	$-	$7,835
Total	$-	$7,835	$-	$7,835

1 Interest rate derivatives includes interest rate swaps, a rate cap and risk participation agreements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$169,574	$-	$-	$169,574
U.S. government agencies	-	56,959	-	56,959
U.S. government agencies mortgage-backed	-	106,370	-	106,370
States and political subdivisions	-	214,006	13,059	227,065
Collateralized mortgage obligations	-	392,544	-	392,544
Asset-backed securities	-	66,166	2,270	68,436
Collateralized loan obligations	-	171,881	-	171,881
Loans held-for-sale	-	1,322	-	1,322
Mortgage servicing rights	-	-	10,344	10,344
Interest rate derivatives [1]	-	5,391	-	5,391
Total	$169,574	$1,014,639	$25,673	$1,209,886

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,324	$-	$8,324
Mortgage banking derivatives	-	10	-	10
Total	$-	$8,334	$-	$8,334

1 Interest rate derivatives includes interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(66)	88
Included in other comprehensive income	(98)	(390)	-
Purchases, issuances, sales, and settlements
Purchases	547	-	-
Issuances	-	-	288
Settlements	(52)	(76)	(232)
Ending balance June 30, 2024	$2,667	$12,527	$10,488

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Six Months Ended June 30, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$16,740	$6,770	$12,501	$11,189
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(66)	6,155
Included in other comprehensive income	206	(6)	642	-
Purchases, issuances, sales, and settlements
Purchases	406	-	-	-
Issuances	-	-	-	281
Settlements	(521)	-	(74)	(6,584)
Ending balance June 30, 2023	$1,935	$-	$13,003	$11,041

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$12,527	Discounted Cash Flow	Discount Rate	4.2 – 4.3%	4.3%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$2,667	Discounted Cash Flow	Discount Rate	5.6 – 5.6%	5.6%

Mortgage servicing rights	$10,488	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	2.8 – 30.6%	6.7%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$13,059	Discounted Cash Flow	Discount Rate	3.2 – 5.4%	4.7%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$2,270	Discounted Cash Flow	Discount Rate	5.6 – 5.6%	5.6%

Mortgage servicing rights	$10,344	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.1 – 33.0%	6.6%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. For assets measured at fair value on a nonrecurring basis at June 30, 2024, and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$33,082	$33,082
Other real estate owned, net[2]	-	-	6,920	6,920
Total	$-	$-	$40,002	$40,002

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $38.5 million and a valuation allowance of $5.4 million resulting in a decrease of specific allocations within the allowance for credit losses on loans of $5.7 million for the six months ended June 30, 2024.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $6.9 million at June 30, 2024, which is made up of the outstanding balance of $7.0 million, net of a valuation allowance of $118,000.

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

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table. Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security. The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. At June 30, 2024, and December 31, 2023, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities. The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities. The fair value of off balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$54,888	$54,888	$54,888	$-	$-
Interest earning deposits with financial institutions	66,004	66,004	66,004	-	-
Securities available-for-sale	1,173,661	1,173,661	191,274	967,193	15,194
FHLBC and FRBC stock	32,005	32,005	-	32,005	-
Loans held-for-sale	2,291	2,291	-	2,291	-
Net loans	3,934,326	3,857,223	-	-	3,857,223
Mortgage servicing rights	10,488	10,488	-	-	10,488
Interest rate swap and rate cap agreements	6,051	6,051	-	6,051	-
Interest rate lock commitments and forward contracts	64	64	-	64	-
Interest receivable on securities and loans	26,086	26,086	-	26,086	-

Financial liabilities:
Noninterest bearing deposits	$1,728,487	$1,728,487	$1,728,487	$-	$-
Interest bearing deposits	2,793,241	2,783,984	-	2,783,984	-
Securities sold under repurchase agreements	46,542	46,542	-	46,542	-
Other short-term borrowings	330,000	330,000	-	330,000	-
Junior subordinated debentures	25,773	20,620	-	20,620	-
Subordinated debentures	59,425	50,075	-	50,075	-
Interest rate swap and rate cap agreements	7,827	7,827	-	7,827	-
Interest payable on deposits and borrowings	3,483	3,483	-	3,483	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,534	$55,534	$55,534	$-	$-
Interest earning deposits with financial institutions	44,611	44,611	44,611	-	-
Securities available-for-sale	1,192,829	1,192,829	169,574	1,007,926	15,329
FHLBC and FRBC stock	33,355	33,355	-	33,355	-
Loans held-for-sale	1,322	1,322	-	1,322	-
Net loans	3,998,689	3,876,381	-	-	3,876,381
Mortgage servicing rights	10,344	10,344	-	-	10,344
Interest rate swap and rate cap agreements	5,302	5,302	-	5,302	-
Interest receivable on securities and loans	27,159	27,159	-	27,159	-

Financial liabilities:
Noninterest bearing deposits	$1,834,891	$1,834,891	$1,834,891	$-	$-
Interest bearing deposits	2,735,855	2,726,223	-	2,726,223	-
Securities sold under repurchase agreements	26,470	26,470	-	26,470	-
Other short-term borrowings	405,000	405,000	-	405,000	-
Junior subordinated debentures	25,773	20,361	-	20,361	-
Subordinated debentures	59,382	47,982	-	47,982	-
Interest rate swap and rate cap agreements	8,234	8,324	-	8,324	-
Interest rate lock commitments and forward contracts	10	10	-	10	-
Interest payable on deposits and borrowings	2,962	2,962	-	2,962	-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with notional amounts totaling $300.0 million as of June 30, 2024, and December 31, 2023, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of June 30, 2024, and December 31, 2023, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $5.1 million will be reclassified as an increase to interest income and an additional $608,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of June 30, 2024, and December 31, 2023 were $97.9 million and $104.8 million, respectively. The notional amounts of interest rate cap with its loan customers were $32.9 million as of June 30, 2024, and there were no interest rate caps at December 31, 2023. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At June 30, 2024, and December 31, 2023, the Company had $6.8 million and $7.3 million of cash collateral pledged with two correspondent financial institutions, respectively. The Company held $5.4 million and $4.1 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2024 through June 30, 2024, or during 2023. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at June 30, 2024, and December 31, 2023 was $13.7 million and $8.4 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.

Fair Value of Derivative Instruments

			June 30, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,618	Other Liabilities	5,394
Total derivatives designated as hedging instruments				3,618		5,394

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	16	130,775	Other Assets	2,433	Other Liabilities	2,433
Interest rate lock commitments and forward contracts	45	13,687	Other Assets	64	Other Liabilities	-
Other contracts	4	39,021	Other Assets	44	Other Liabilities	8
Total derivatives not designated as hedging instruments				2,541		2,441

			December 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,576	Other Liabilities	5,598
Total derivatives designated as hedging instruments				2,576		5,598

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	104,777	Other Assets	2,726	Other Liabilities	2,726
Interest rate lock commitments and forward contracts	24	8,375	Other Assets	(10)	Other Liabilities	-
Other contracts	4	44,790	Other Assets	89	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,805		2,726

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The loss recognized in AOCI on derivatives totaled $1.3 million as of June 30, 2024, and $5.3 million as of June 30, 2023. The amount of the loss reclassified from AOCI to net interest income on the income statement was $3.2 million for the six months ended June 30, 2024, and $2.4 million for the six months ended June 30, 2023.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2024, and December 31, 2023.

The following table is a summary of letter of credit commitments:

	June 30, 2024			December 31, 2023
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$229	$17,190	$17,419	$173	$16,621	$16,794
Performance standby	562	12,467	13,029	562	13,689	14,251
	791	29,657	30,448	735	30,310	31,045
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$791	$29,724	$30,515	$735	$30,377	$31,112

Unused loan commitments:	$158,385	$635,560	$793,945	$140,305	$694,960	$835,265

As of June 30, 2024, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the second quarter of 2024, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.5 million. The resultant decrease in the ACL for unfunded commitments of $199,000 for the second quarter of 2024, compared to the prior quarter end, is primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, and our financial condition at June 30, 2024, compared to December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2024 and 2023 amounts are unaudited.

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

As of June 30, 2024, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the second quarter of 2024 was $21.9 million, or $0.48 per diluted share, compared to $25.6 million, or $0.56 per diluted share, for the second quarter of 2023. The reduction in net income was primarily due to a decrease in net interest and dividend income of $3.9 million year over year driven by a $3.2 million increase to interest expense as a result of higher interest rates offered on deposits, as well as a reduction in interest and dividend income as the securities portfolio decreased $162.0 million during the last twelve months. Also contributing to the decrease in net income compared to the prior year like quarter was an increase in provision for credit losses of $1.8 million. Adjusted net income, a non-GAAP financial measure that excludes certain nonrecurring items, as applicable, was $21.0 million for the second quarter of 2024, compared to $21.3 million for the first quarter of 2024, and $25.6 million for the second quarter of 2023. Adjusted net income was $42.3 million for the six months ended June 30, 2024, compared to $49.0 million for the six months ended June 30, 2023. See the discussion entitled “Non-GAAP Financial Measures” on page 40, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2023	2024	2023
Net Income
Income before income taxes (GAAP)	$29,190	$28,543	$34,973	$57,733	$66,986
Pre-tax income adjustments:
Death benefit related to BOLI	(893)			(893)
Losses (gains) on branch sales, net	-	-	29	-	(277)
Adjusted net income before taxes	28,297	28,543	35,002	56,840	66,709
Taxes on adjusted net income	7,299	7,231	9,419	14,530	17,745
Adjusted net income (non-GAAP)	$20,998	$21,312	$25,583	$42,310	$48,964

Basic earnings per share (GAAP)	$0.48	$0.48	$0.57	$0.96	$1.10
Diluted earnings per share (GAAP)	0.48	0.47	0.56	0.95	1.08
Adjusted basic earnings per share (non-GAAP)	0.46	0.48	0.58	0.94	1.10
Adjusted diluted earnings per share (non-GAAP)	0.46	0.47	0.56	0.93	1.08

The following provides an overview of some of the factors impacting our financial performance for the three month period ended June 30, 2024, compared to the like period ended June 30, 2023:

●	Net interest and dividend income was $59.7 million for the second quarter of 2024, compared to $63.6 million for the second quarter of 2023. The reduction in interest and dividend income in the second quarter of 2024 was primarily due to higher deposit costs and a decrease in securities income primarily due to a reduction in balances, partially offset by higher loan yields.

●	We recorded a net provision for credit losses of $3.8 million in the second quarter of 2024, driven by a $4.0 million increase in the allowance for credit losses on loans based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, downward risk rating migration, and our assessment of estimated future credit losses, net of a reversal of $199,000 in our allowance for unfunded commitments based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $2.0 million in the second quarter of 2023.

●	Noninterest income was $11.1 million for the second quarter of 2024, compared to $8.2 million for the second quarter of 2023. Contributing to the growth in noninterest income was a $321,000 increase in wealth management income, a $146,000 increase in service charges on deposits, and no security gains or losses during the second quarter of 2024 compared to $1.5 million of net losses in the second quarter of 2023. Also contributing to the growth in noninterest income was a $402,000 increase in the cash surrender value of BOLI due to market interest rate changes and an $893,000 death benefit realized on BOLI. These increases were partially offset by a decrease of $261,000 in mortgage banking revenue, and a $113,000 decrease in card related income.

●	Noninterest expense was $37.9 million for the second quarter of 2024, compared to $34.8 million for the second quarter of 2023, an increase of $3.1 million, or 8.7%. Contributing to the increase in noninterest expense in the second quarter of 2024 was higher salaries and employee benefits as well as increases in occupancy, furniture and equipment, computer and data processing, advertising expenses, and consulting & management fees. Partially offsetting the increase in noninterest expense was a reduction in FDIC insurance and other expenses.

●	We had a provision for income tax expense of $7.3 million for the second quarter of 2024, compared to a provision for income tax expense of $9.4 million for the second quarter of 2023. The effective tax rate for these two periods was 25.0% and 26.9%, respectively.

●	Our community-focused banking franchise experienced a decrease of $66.4 million in total loans in the second quarter of 2024, compared to the year ended December 31, 2023, and a decrease of $38.9 million in total loans compared to the second quarter of 2023. We believe we are positioned for loan growth for the remainder of 2024, though likely at a slower pace than in recent years, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans decreased $25.6 million as of June 30, 2024, compared to December 31, 2023, and decreased $19.0 million compared to June 30, 2023. The reduction in nonaccrual loans in the second quarter of 2024, compared to December 31, 2023, was primarily due to $9.8 million of charge-offs year to date, primarily due to two charge-offs totaling $5.1 million for a large healthcare loan and two charge-offs totaling $4.1 million for two CRE-investor loans, as well as $11.6 million of paid off loans, and two loans totaling $3.4 million that were transferred to OREO. The decrease in nonaccrual loans year over year is due to various large charge-offs and an increase in paid off loans over the last twelve months, primarily related to the CRE-Investor portfolio, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 1.2% as of June 30, 2024, compared to 1.7% as of December 31, 2023, and 1.5% as of June 30, 2023. Classified assets decreased to $129.3 million as of June 30, 2024, which is $8.6 million, or 6.2%, less than December 31, 2023, and $976,000, or 0.8%, more than June 30, 2023.

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

Results of Operations

Overview

Three months ended June 30, 2024 and 2023

Our income before taxes was $29.2 million in the second quarter of 2024 compared to $35.0 million in the second quarter of 2023. This decrease in pretax income was primarily due to a $3.9 million decrease in net interest and dividend income, a $1.8 million increase in provision for credit losses, and a $3.0 million increase in noninterest expenses. Income before taxes was positively impacted by a $2.9 million increase in noninterest income, primarily due to no security gains or losses in the second quarter of 2024 compared to $1.5 million of security losses, net, in the second quarter of 2023, as well as an $893,000 death benefit realized on BOLI; no death benefit was recorded in the prior year like period. Noninterest expense increased by $3.0 million primarily due to a $1.6 million increase in salary and employee benefits expense, an $894,000 increase in computer and data processing expenses, and a $369,000 increase in advertising expenses in the second quarter of 2024. Our net income was $21.9 million, or $0.48 per diluted share, for the second quarter of 2024, compared to net income of $25.6 million, or $0.56 per diluted share, for the second quarter of 2023. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, controlled expenses in an inflationary environment, and actively managed daily liquidity. Furthermore, we continue to possess strong liquidity metrics and a short duration securities portfolio for short term funding needs.

Net interest and dividend income was $59.7 million in the second quarter of 2024, compared to $63.6 million in the second quarter of 2023. The $3.9 million decrease was driven by an increase in interest expense in the second quarter of 2024, compared to the second quarter of 2023, primarily due to exception pricing on deposit accounts and product migration into term deposits. Decreases in our securities portfolio also contributed to the decrease in net interest and dividend income during the second quarter of 2024. Partially offsetting the decrease in net interest and dividend income during the second quarter of 2024, compared to the like quarter a year ago, was growth in our loan related interest income due to the effect of higher market interest rates on our loan portfolios.

Six months ended June 30, 2024 and 2023

Our income before taxes was $57.7 million for the six months ended June 30, 2024, compared to $67.0 million for the six months ended June 30, 2023. This decrease in pretax income was primarily due to an $8.2 million decrease in net interest and dividend income, a $1.7 million increase in provision for credit losses, and a $5.4 million increase in noninterest expenses. These changes were partially offset by a $6.1 million increase in noninterest income, primarily due to no security gains or losses in the first six months of 2024 compared to $3.2 million of security losses, net, recorded in the first six months of 2023, a $1.3 million increase in the cash surrender value of BOLI, and an $893,000 death benefit realized on BOLI. Our net income was $43.2 million, or $0.95 per diluted share, for the six months ended June 30, 2024, compared to net income of $49.2 million, or $1.08 per diluted share, for the same period of 2023.

Net interest and dividend income was $119.5 million for the six months ended June 30, 2024, compared to $127.7 million for the same period of 2023. The $8.2 million decrease was primarily driven by an increase in interest expense in the first six months of 2024, compared to the first six months of 2023, driven by a rise in deposit interest rates stemming from exception pricing on deposit accounts. Also contributing to the decrease in net interest and dividend income was a $4.1 million decrease in securities related income due to the year over year decrease in the securities portfolio. Higher interest expenses were partially offset by the effect of higher market interest rates on our loan portfolio, which contributed to the $6.1 million increase in loan related income. Also offsetting the decrease in net interest and dividend income year over year was a reduction in senior debt expense recorded in the first six month of 2024 as the senior notes were redeemed on June 30, 2023, resulting in no senior debt interest expense after that time.

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

Three months ended June 30, 2024 and 2023

The increased yield of six basis points on interest earning assets compared to the linked period was driven by repricing within the loan and taxable securities portfolios. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans and securities, as well as securities maturity, paydown and purchase and sale activities.

The year over year increase of 28 basis points on interest earning assets was primarily driven by increases to benchmark interest rates over the past twelve months, primarily impacting variable rate loans. Increases to market rates also impacted securities available for sale income during the quarter ended June 30, 2024. Average balances of securities available for sale decreased $225.2 million in the second quarter of 2024 compared to the prior year like quarter; however, the tax equivalent yield on the securities available for sale portfolio increased 15 basis points year over year due to variable security rate resets.

Average balances of interest-bearing deposit accounts have increased steadily during the second quarter of 2024, from $2.76 billion to $2.81 billion, as NOW and money market account average balances increased as well as time deposits average balance increases due to CD rate specials. The increase in average balances of interest-bearing deposit accounts was partially offset by reductions in savings accounts as customers sought higher yielding products. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest-bearing deposits increasing to 133 basis points for the quarter ended June 30, 2024, from 118 basis points for the quarter ended March 31, 2024, and from 40 basis points for the quarter ended June 30, 2023. A 20 basis point increase in the cost of money market funds for the quarter ended June 30, 2024, compared to the prior linked quarter, and a 105 basis point increase compared to the prior year like quarter were both due to select deposit account exception pricing, and drove a significant portion of the overall increase. The increase in transactional account average balances for the linked quarter were slightly offset by a 15 basis point decrease in NOW accounts driven by a large commercial deposit customer moving into an off-balance sheet sweep product, which reduced the overall rates paid on exception priced NOW accounts. Average rates paid on time deposits for the quarter ended June 30, 2024, increased by 36 basis points and 221 basis points in the quarter over linked quarter and year over year quarters, respectively, primarily due to CD rate specials we offered.

Borrowing costs decreased in the second quarter of 2024, compared to the first quarter of 2024, primarily due to the $89.3 million decrease in average other short-term borrowings stemming from a decrease in average FHLB advances over the prior quarter. The decrease of $159.6 million year over year of average FHLB advances was based on daily liquidity needs, and was the primary driver of the $1.8 million decrease to interest expense on other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented. Senior notes had the most significant interest expense decrease year over year, as we redeemed all of the $45.0 million senior notes, net of deferred issuance costs, in June 2023, resulting in senior notes having no balance after that time.

Our net interest margin (GAAP) increased five basis points to 4.60% for the second quarter of 2024, compared to 4.55% for the first quarter of 2024, and decreased one basis point compared to 4.61% for the second quarter of 2023. Our net interest margin (TE) increased five basis points to 4.63% for the second quarter of 2024, compared to 4.58% for the first quarter of 2024, and decreased one basis point compared to 4.64% for the second quarter of 2023. The increase in the second quarter of 2024, compared to the prior quarter, was driven by market rates as well as the composition of assets and liabilities as interest income and expense remained relatively flat compared to the prior quarter while there was a $65.9 million reduction in interest earning assets. Matured securities were replaced with higher yielding positions and the decrease in average loans was primarily driven by lower yielding or nonaccrual credits due to the payoff, charge-off or upgrade of loans year-to-date. Higher deposit interest expense was offset by lower borrowing interest expense due to a decline in average other short-term borrowing. The decrease in our net interest margin (TE) in the second quarter of 2024, compared to the prior year like quarter, is primarily due to an increase in market interest rates, and the related increase in costs of interest-bearing deposits. See the discussion entitled “Non-GAAP Financial Measures” and the table on page 47 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Six months ended June 30, 2024 and 2023

The year over year increase of 35 basis points on interest earning assets was driven by increases to benchmark interest rates over the past twelve months. The securities portfolio was primarily impacted by maturities and paydowns of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio. Average securities available-for-sale decreased $272.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to maturities, paydowns, and strategic sales. Due to market interest rate increases year over year, securities available-for-sale interest income yields were slightly higher in the six months ended June 30, 2024; however, the decrease in balances resulted in a reduction of securities income to $19.9 million for the six months ended June 30, 2024, compared to $24.1 million for the like 2023 period. Average loans, including loans held for sale, increased $2.3 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The rising interest rate environment resulted in $124.9 million of loan and dividend interest income in the six months ended June 30, 2024, compared to $118.8 million in the like 2023 period.

Average balances of interest bearing deposit accounts have decreased steadily since June 30, 2023, through the six months ended June 30, 2024, from $2.93 billion to $2.78 billion, with these decreases reflected in all categories other than time deposits. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing by 93 basis points to 125 basis points from 32 basis points as of June 30, 2023. A 108 basis point increase in the cost of money market funds as of June 30, 2024, compared to June 30, 2023, was due to select deposit account exception pricing and drove a significant portion of the overall increase. Interest expense paid on time deposits also contributed to the growth in cost of deposits year over year, as the cost of average time deposits increased 226 basis points to 310 basis points for the six months ended June 30, 2024, compared to 84 basis points for the six months ended June 30, 2023, primarily due to CD rate specials we offered.

Market rates associated with borrowings increased in the six months ended June 30, 2024, compared to the like prior year period. Our borrowing interest expense was controlled over the past twelve months due to lower FHLB advance volumes and the redemption of senior notes and notes payable in 2023. Subordinated and junior subordinated debt interest expense remained flat over the periods presented. Senior notes had the most significant interest expense decrease year over year, as we redeemed all of the $45.0 million senior notes, net of deferred issuance costs, in June 2023, resulting in senior notes having no balance after that time. In February 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, resulting in notes payable and other borrowings having no balance after that time.

Our net interest margin (GAAP) decreased eight basis points to 4.58% for the six months ended June 30, 2024, compared to 4.66% for the six months ended June 30, 2023. Our net interest margin (TE) decreased nine basis points to 4.60% for the six months ended June 30, 2024, compared to 4.69% for the six months ended June 30, 2023. The decrease in the current period, compared to the prior year like period, is primarily due to higher interest expense related to the current interest rate environment and its effect on interest bearing deposits.

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

The following tables set forth certain information relating to our average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated. These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period. Average balances are derived from daily balances. For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2024 and 2023 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$50,740	$625	4.95	$48,088	$610	5.10	$50,309	$643	5.13
Securities:
Taxable	1,016,187	8,552	3.38	1,016,112	8,092	3.20	1,231,994	9,930	3.23
Non-taxable (TE)[1]	163,243	1,636	4.03	166,776	1,653	3.99	172,670	1,692	3.93
Total securities (TE)[1]	1,179,430	10,188	3.47	1,182,888	9,745	3.31	1,404,664	11,622	3.32
FHLBC and FRBC Stock	27,574	584	8.52	31,800	635	8.03	34,029	396	4.67
Loans and loans held-for-sale[1,2]	3,958,504	62,180	6.32	4,019,377	62,698	6.27	4,040,202	61,591	6.11
Total interest earning assets	5,216,248	73,577	5.67	5,282,153	73,688	5.61	5,529,204	74,252	5.39
Cash and due from banks	54,286	-	-	54,533	-	-	56,191	-	-
Allowance for credit losses on loans	(43,468)	-	-	(44,295)	-	-	(53,480)	-	-
Other noninterest bearing assets	388,392	-	-	384,332	-	-	379,576	-	-
Total assets	$5,615,458			$5,676,723			$5,911,491

Liabilities and Stockholders' Equity
NOW accounts	$570,523	$639	0.45	$553,844	$829	0.60	$600,957	$312	0.21
Money market accounts	691,214	2,915	1.70	689,996	2,575	1.50	762,967	1,245	0.65
Savings accounts	934,161	763	0.33	958,645	633	0.27	1,073,172	185	0.07
Time deposits	610,705	4,961	3.27	558,463	4,041	2.91	436,524	1,156	1.06
Interest bearing deposits	2,806,603	9,278	1.33	2,760,948	8,078	1.18	2,873,620	2,898	0.40
Securities sold under repurchase agreements	37,430	83	0.89	30,061	86	1.15	25,575	7	0.11
Other short-term borrowings	242,912	3,338	5.53	332,198	4,557	5.52	402,527	5,160	5.14
Junior subordinated debentures	25,773	288	4.49	25,773	280	4.37	25,773	281	4.37
Subordinated debentures	59,414	546	3.70	59,393	546	3.70	59,329	546	3.69
Senior notes	-	-	-	-	-	-	44,134	1,414	12.85
Notes payable and other borrowings	-	-	-	-	-	-	-	-	-
Total interest bearing liabilities	3,172,132	13,533	1.72	3,208,373	13,547	1.70	3,430,958	10,306	1.20
Noninterest bearing deposits	1,769,543	-	-	1,819,476	-	-	1,920,448	-	-
Other liabilities	68,530	-	-	60,024	-	-	48,434	-	-
Stockholders' equity	605,253	-	-	588,850	-	-	511,651	-	-
Total liabilities and stockholders' equity	$5,615,458			$5,676,723			$5,911,491
Net interest income (GAAP)		$59,690			$59,783			$63,580
Net interest margin (GAAP)			4.60			4.55			4.61

Net interest income (TE)[1]		$60,044			$60,141			$63,946
Net interest margin (TE)[1]			4.63			4.58			4.64
Interest bearing liabilities to earning assets	60.81%			60.74%			62.05%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024 and 2023.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 47, and includes loan fee expense of $936,000 for the second quarter of 2024, $867,000 for the first quarter of 2024, and $242,000 for the second quarter of 2023. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2024			2023
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,414	$1,235	5.03	$49,812	$1,228	4.97
Securities:
Taxable	1,016,150	16,644	3.29	1,280,873	20,665	3.25
Non-taxable (TE)[1]	165,009	3,289	4.01	172,995	3,385	3.95
Total securities (TE)[1]	1,181,159	19,933	3.39	1,453,868	24,050	3.34
Dividends from FHLBC and FRBC	29,687	1,219	8.26	29,492	676	4.62
Loans and loans held-for-sale [1,2]	3,988,941	124,878	6.30	3,986,644	118,819	6.01
Total interest earning assets	5,249,201	147,265	5.64	5,519,816	144,773	5.29
Cash and due from banks	54,410	-	-	55,668	-	-
Allowance for credit losses on loans	(43,882)	-	-	(51,450)	-	-
Other noninterest bearing assets	386,362	-	-	381,070	-	-
Total assets	$5,646,091			$5,905,104

Liabilities and Stockholders' Equity
NOW accounts	$562,184	$1,468	0.53	$600,993	$555	0.19
Money market accounts	690,605	5,490	1.60	798,199	2,073	0.52
Savings accounts	946,403	1,396	0.30	1,099,460	263	0.05
Time deposits	584,584	9,002	3.10	435,595	1,820	0.84
Interest bearing deposits	2,783,776	17,356	1.25	2,934,247	4,711	0.32
Securities sold under repurchase agreements	33,746	169	1.01	28,312	16	0.11
Other short-term borrowings	287,555	7,895	5.52	302,238	7,505	4.99
Junior subordinated debentures	25,773	568	4.43	25,773	560	4.37
Subordinated debentures	59,404	1,092	3.70	59,318	1,092	3.70
Senior note	-	-	-	44,365	2,408	10.92
Notes payable and other borrowings	-	-	-	2,685	87	6.52
Total interest bearing liabilities	3,190,254	27,080	1.71	3,396,938	16,379	0.97
Noninterest bearing deposits	1,794,509	-	-	1,961,397	-	-
Other liabilities	64,277	-	-	49,849	-	-
Stockholders' equity	597,051	-	-	496,920	-	-
Total liabilities and stockholders' equity	$5,646,091			$5,905,104
Net interest income (GAAP)		$119,473			$127,666
Net interest margin (GAAP)			4.58			4.66

Net interest income (TE)[1]		$120,185			$128,394
Net interest margin (TE)[1]			4.60			4.69
Interest bearing liabilities to earning assets	60.78%			61.54%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024 and 2023.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 47, and includes fee expense of $1.8 million and $973,000 for the six months ended June 30, 2024 and 2023, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2024	2024	2023	2024	2023

Interest income (GAAP)	$73,223	$73,330	$73,886	$146,553	$144,045
Taxable-equivalent adjustment:
Loans	10	11	11	21	17
Securities	344	347	355	691	711
Interest and dividend income (TE)	73,577	73,688	74,252	147,265	144,773
Interest expense (GAAP)	13,533	13,547	10,306	27,080	16,379
Net interest income (TE)	$60,044	$60,141	$63,946	$120,185	$128,394
Net interest income (GAAP)	$59,690	$59,783	$63,580	$119,473	$127,666
Average interest earning assets	$5,216,248	$5,282,153	$5,529,204	$5,249,201	$5,519,816
Net interest margin (TE)	4.63%	4.58%	4.64%	4.60%	4.69%
Net interest margin (GAAP)	4.60%	4.55%	4.61%	4.58%	4.66%

Noninterest Income

Three months ended June 30, 2024 and 2023

The following table details the major components of noninterest income for the periods presented:

				2nd Quarter 2024
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2024	2024	2023	2024	2023
Wealth management	$2,779	$2,561	$2,458	8.5	13.1
Service charges on deposits	2,508	2,415	2,362	3.9	6.2
Residential mortgage banking revenue
Secondary mortgage fees	65	50	76	30.0	(14.5)
MSRs mark to market (loss) gain	(238)	94	96	(353.2)	(347.9)
Mortgage servicing income	513	488	499	5.1	2.8
Net gain on sales of mortgage loans	468	314	398	49.0	17.6
Total residential mortgage banking revenue	808	946	1,069	14.6	(24.4)
Securities gains (losses), net	-	1	(1,547)	N/M	N/M
Change in cash surrender value of BOLI	820	1,172	418	(30.0)	96.2
Death benefit realized on BOLI	893	-	-	100.0	100.0
Card related income	2,577	2,376	2,690	8.5	(4.2)
Other income	742	1,030	773	(28.0)	(4.0)
Total noninterest income	$11,127	$10,501	$8,223	6.0	35.3

N/M – Not meaningful.

Noninterest income increased $626,000, or 6.0%, in the second quarter of 2024, compared to the first quarter of 2024, and increased $2.9 million, or 35.3%, compared to the second quarter of 2023. The increase from the first quarter of 2024 was primarily driven by a $218,000 increase in wealth management income, an $893,000 death benefit realized on BOLI, and a $201,000 increase in card related income. Partially offsetting the increase in noninterest income from the prior quarter was a $138,000 decrease in residential mortgage banking revenue primarily due to a decrease of $332,000 in MSRs mark to market valuation, and a $352,000 decrease in the cash surrender value of BOLI, both of which were due to market interest rate changes, while MSRs were also impacted by a slight increase in prepayment speeds in the second quarter. Also offsetting the increase in noninterest income from the prior quarter was a $288,000 decrease in other income primarily due to a $172,000 incentive related to check order volumes received in the first quarter of 2024.

The increase in noninterest income of $2.9 million in the second quarter of 2024, compared to the second quarter of 2023, is primarily due to a $321,000 increase in wealth management income, a $146,000 increase in service charges on deposits, no security sales activity in the second quarter of 2024 compared to net losses on the sale of securities of $1.5 million in the second quarter of 2023, a $402,000 increase in the cash surrender value of BOLI due to changes in market interest rates, and an $893,000 death benefit realized on BOLI. These increases were partially offset by a $261,000 decrease in residential mortgage banking revenue mainly due to a decrease of $334,000 in MSRs mark to market valuation, and a $113,000 decrease in card related income.

Six months ended June 30, 2024 and 2023

Noninterest Income	Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Percent
	2024	2023	Change
Wealth management	$5,340	$4,728	12.9
Service charges on deposits	4,923	4,786	2.9
Residential mortgage banking revenue
Secondary mortgage fees	115	135	(14.8)
MSRs mark to market loss	(144)	(429)	(66.4)
Mortgage servicing income	1,001	1,015	(1.4)
Net gain on sales of mortgage loans	782	704	11.1
Total residential mortgage banking revenue	1,754	1,425	23.1
Securities gains (losses), net	1	(3,222)	N/M
Change in cash surrender value of BOLI	1,992	660	201.8
Death benefit realized on BOLI	893	-	100.0
Card related income	4,953	4,934	0.4
Other income	1,772	2,262	(21.7)
Total noninterest income	$21,628	$15,573	38.9

N/M – Not meaningful.

Noninterest income increased $6.1 million, or 38.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily driven by $1,000 of securities gains, net, compared to $3.2 million of security losses, net, in the prior year like period, a $1.3 million increase in the cash surrender value of BOLI due to market interest rate changes, an $893,000 death benefit realized on BOLI, a $612,000 increase in wealth management income primarily due to an increase in advisory fees, and a $137,000 increase in service charges on deposits. In addition, the current six month period increased due to a $329,000 increase in mortgage banking revenue, comprised primarily of a $285,000 decrease in MSRs mark to market losses. Partially offsetting these increases was a $490,000 decrease in other income, as the 2023 period reflected credits from a data service provider.

Noninterest Expense

Three months ended June 30, 2024 and 2023

The following table details the major components of noninterest expense for the periods presented:

				2nd Quarter 2024
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2024	2024	2023	2024	2023
Salaries	$17,997	$17,647	$16,310	2.0	10.3
Officers' incentive	1,482	2,148	2,397	(31.0)	(38.2)
Benefits and other	3,945	4,517	3,091	(12.7)	27.6
Total salaries and employee benefits	23,424	24,312	21,798	(3.7)	7.5
Occupancy, furniture and equipment expense	3,899	3,927	3,639	(0.7)	7.1
Computer and data processing	2,184	2,255	1,290	(3.1)	69.3
FDIC insurance	616	667	794	(7.6)	(22.4)
Net teller & bill paying	578	521	515	10.9	12.2
General bank insurance	312	309	306	1.0	2.0
Amortization of core deposit intangible asset	574	580	618	(1.0)	(7.1)
Advertising expense	472	192	103	145.8	358.3
Card related expense	1,323	1,277	1,222	3.6	8.3
Legal fees	238	226	283	5.3	(15.9)
Consulting & management fees	797	336	520	137.2	53.3
Other real estate owned expense, net	(87)	46	(98)	(289.1)	(11.2)
Other expense	3,547	3,593	3,840	(1.3)	(7.6)
Total noninterest expense	$37,877	$38,241	$34,830	(1.0)	8.7
Efficiency ratio (GAAP)[1]	53.29%	53.59%	46.84%
Adjusted efficiency ratio (non-GAAP)[2]	52.68%	53.09%	46.49%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, litigation expense, and net gains on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefits realized on BOLI, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 51 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2024 decreased $364,000, or 1.0%, compared to the first quarter of 2024, and increased $3.0 million, or 8.7%, compared to the second quarter of 2023. The decrease in the second quarter of 2024 compared to the first quarter of 2024 was attributable to a $888,000 decrease in salaries and employee benefits, with decreases reflected primarily in restricted stock expense, officers’ incentives, payroll taxes, and deferred executive compensation due to changes in market interest rates. Also contributing to the decrease in the second quarter of 2024 was a $71,000 decrease in computer and data processing expenses, a $51,000 decrease in FDIC insurance, and a $133,000 reduction in other real estate owned expense, net, as a gain of $259,000 was recorded on an OREO sale in the second quarter of 2024. Partially offsetting the decreases in noninterest expense in the second quarter of 2024 compared to the first quarter of 2024 was a $57,000 increase in net teller & bill paying expenses, a $280,000 increase in advertising expense primarily due to a new overdraft disclosure mailed to retail deposit customers, and a $461,000 increase in consulting & management fees primarily driven by ongoing systems projects and a deposit compliance matter.

The year over year increase in noninterest expense is primarily attributable to a $1.6 million increase in salaries and employee benefits, primarily due to increases in annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Also contributing to the increase was a $260,000 increase in occupancy, furniture and equipment due to facilities improvements year over year, an $894,000 increase in computer and data processing primarily due to credits from our core data provider in the prior year period, a $369,000 increase in advertising expense, a $101,000 increase in card related expense, and a $277,000 increase in consulting & management fees. Partially offsetting the increases in noninterest expense in the second quarter of 2024, compared to the second quarter of 2023, was a $178,000 decrease in FDIC insurance, and a $293,000 decrease in other expenses.

Six months ended June 30, 2024 and 2023

Noninterest Expense	Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Percent
	2024	2023	Change
Salaries	$35,644	$32,397	10.0
Officers' incentive	3,630	4,224	(14.1)
Benefits and other	8,462	7,425	14.0
Total salaries and employee benefits	47,736	44,046	8.4
Occupancy, furniture and equipment expense	7,826	7,114	10.0
Computer and data processing	4,439	3,064	44.9
FDIC insurance	1,283	1,378	(6.9)
Net teller & bill paying	1,099	1,017	8.1
General bank insurance	621	611	1.6
Amortization of core deposit intangible asset	1,154	1,242	(7.1)
Advertising expense	664	245	171.0
Card related expense	2,600	2,438	6.6
Legal fees	464	602	(22.9)
Consulting & management fees	1,133	1,310	(13.5)
Other real estate owned expense, net	(41)	208	(119.7)
Other expense	7,140	7,477	(4.5)
Total noninterest expense	$76,118	$70,752	7.6
Efficiency ratio (GAAP)[1]	53.44%	47.18%
Adjusted efficiency ratio (non-GAAP)[2]	52.88%	47.08%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, and net gains on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefits realized on BOLI, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 51 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2024, increased $5.4 million, or 7.6%, compared to the six months ended June 30, 2023, primarily due to a $3.7 million increase primarily from increases in salaries and employee benefits due to higher annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Computer and data processing increased $1.4 million as credits were received from our core data provider in the prior year period. Occupancy, furniture and equipment increased $712,000, or 10.0%, as multiple branch improvements and office updates were completed over the past year. Advertising expenses increased $419,000 primarily due to a new overdraft disclosure mailed to retail deposit customers in 2024. In addition, card related expense increased $162,000 primarily due to additional customer volumes. Partially offsetting these increases were a $95,000 decrease in FDIC insurance, a $138,000 decrease in legal fees, a $177,000 decrease in consulting & management fees, a $249,000 decrease in net OREO expenses, and a $337,000 decrease in other expenses.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2024	2024	2023	2024	2024	2023
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$37,877	$38,241	$34,830	$37,877	$38,241	$34,830
Less amortization of core deposit	574	580	618	574	580	618
Less other real estate expense, net	(87)	46	(98)	(87)	46	(98)
Less losses on branch sales, net	N/A	N/A	N/A	-	-	29
Noninterest expense less adjustments	$37,390	$37,615	$34,310	$37,390	$37,615	$34,281

Net interest income	$59,690	$59,783	$63,580	$59,690	$59,783	$63,580
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	10	11	11
Securities	N/A	N/A	N/A	344	347	355
Net interest income including adjustments	59,690	59,783	63,580	60,044	60,141	63,946
Noninterest income	11,127	10,501	8,223	11,127	10,501	8,223
Less death benefit related to BOLI	893	-	-	893	-	-
Less securities gains (losses)	-	1	(1,547)	-	1	(1,547)
Less MSRs mark to market (losses) gains	(238)	94	96	(238)	94	96
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	456	311	111
Noninterest income (excluding) / including adjustments	10,472	10,406	9,674	10,928	10,717	9,785

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$70,162	$70,189	$73,254	$70,972	$70,858	$73,731
Efficiency ratio / Adjusted efficiency ratio	53.29%	53.59%	46.84%	52.68%	53.09%	46.49%

N/A - not applicable

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$76,118	$70,752	$76,118	$70,752
Less amortization of core deposit intangible	1,154	1,242	1,154	1,242
Less other real estate expense, net	(41)	208	(41)	208
Less gains on branch sales	N/A	N/A	-	(277)
Noninterest expense less adjustments	$75,005	$69,302	$75,005	$69,579

Net interest income	$119,473	$127,666	$119,473	$127,666
Taxable-equivalent adjustment:
Loans	N/A	N/A	21	17
Securities	N/A	N/A	691	711
Net interest income including adjustments	119,473	127,666	120,185	128,394
Noninterest income	21,628	15,573	21,628	15,573
Less death benefit related to BOLI	893	-	893	-
Less securities gains (losses), net	1	(3,222)	1	(3,222)
Less MSRs mark to market losses	(144)	(429)	(144)	(429)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	767	175
Noninterest income (excluding) / including adjustments	20,878	19,224	21,645	19,399

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$140,351	$146,890	$141,830	$147,793
Efficiency ratio / Adjusted efficiency ratio	53.44%	47.18%	52.88%	47.08%

N/A - not applicable

Income Taxes

We recorded income tax expense of $7.3 million for the second quarter of 2024 on $29.2 million of pretax income, compared to income tax expense of $7.2 million on $28.5 million of pretax income in the first quarter of 2024, and income tax expense of $9.4 million on $35.0 million of pretax income in the second quarter of 2023. Our effective tax rate was 25.0% in the second quarter of 2024, 25.3% for the first quarter of 2024, and 26.9% for the second quarter of 2023.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended June 30, 2024. We had no valuation reserve on the deferred tax assets as of June 30, 2024.

Financial Condition

Total assets decreased $60.1 million to $5.66 billion at June 30, 2024, from $5.72 billion at December 31, 2023, due primarily to the decrease of $19.2 million in securities available-for-sale and the decrease of $66.4 million in total loans. The decrease in securities available-for-sale and loans is primarily due to maturities and paydowns. These decreases were partially offset by increases in cash and cash equivalents of $20.7 million, increases in premises and equipment of $3.6 million, increases in other real estate owned of $1.8, and increases in BOLI of $1.2 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.52 billion at June 30, 2024, a decrease of $49.0 million from December 31, 2023.

				June 30, 2024
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Securities available-for-sale, at fair value
U.S. Treasuries	$191,274	$169,574	$214,613	12.8	(10.9)
U.S. government agencies	37,298	56,959	55,981	(34.5)	(33.4)
U.S. government agencies mortgage-backed	96,872	106,370	115,140	(8.9)	(15.9)
States and political subdivisions	220,265	227,065	227,599	(3.0)	(3.2)
Corporate bonds	-	-	4,882	N/M	(100.0)
Collateralized mortgage obligations	386,055	392,544	407,495	(1.7)	(5.3)
Asset-backed securities	64,877	68,436	136,254	(5.2)	(52.4)
Collateralized loan obligations	177,020	171,881	173,658	3.0	1.9
Total securities	$1,173,661	$1,192,829	$1,335,622	(1.6)	(12.1)

N/M – Not meaningful.

Securities available-for-sale decreased $19.2 million as of June 30, 2024, compared to December 31, 2023, and decreased $162.0 million compared to June 30, 2023. The decrease in the portfolio during year to date 2024 was driven by paydowns totaling $74.7 million, securities sales totaling $5.3 million, and maturities totaling $97.0 million, partially offset by $157.9 million in purchases. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				June 30, 2024
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Commercial	$809,443	$841,697	$820,027	(3.8)	(1.3)
Leases	452,957	398,223	314,919	13.7	43.8
Commercial real estate – investor	1,014,345	1,034,424	1,080,073	(1.9)	(6.1)
Commercial real estate – owner occupied	745,938	796,538	824,277	(6.4)	(9.5)
Construction	185,634	165,380	189,058	12.2	(1.8)
Residential real estate – investor	50,371	52,595	55,935	(4.2)	(9.9)
Residential real estate – owner occupied	218,974	226,248	218,205	(3.2)	0.4
Multifamily	388,743	401,696	383,184	(3.2)	1.5
HELOC	99,037	103,237	102,058	(4.1)	(3.0)
Other [1]	11,153	22,915	27,789	(51.3)	(59.9)
Total loans	$3,976,595	$4,042,953	$4,015,525	(1.6)	(1.0)

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $3.98 billion as of June 30, 2024, a decrease of $66.4 million from December 31, 2023. The decrease in total loans in the first six months of 2024, compared to December 31, 2023, was due primarily to paydowns, net of originations, within commercial real estate – owner occupied of $50.6 million, commercial of $32.3 million, commercial real estate – investor of $20.1 million and multifamily of $13.0 million, partially offset by net increases in leases of $54.7 million and construction of $20.3 million. Total loans decreased $38.9 million from June 30, 2023, to June 30, 2024, primarily due to paydowns, net of originations, within commercial real estate – owner occupied of $78.3 million, commercial real estate - investor of $65.7 million, and commercial of $10.6 million, partially offset by net increases in leases of $138.0 million. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 68.0% of the portfolio as of June 30, 2024, compared to 68.8% of the portfolio as of December 31, 2023. At June 30, 2024, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 259.7% of our Tier 1 capital plus allowance for credit losses, a decrease from 286.9% at December 31, 2023. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans decreased by $21.9 million to $46.9 million at June 30, 2024 from $68.8 million at December 31, 2023, and decreased $14.4 million from $61.2 million at June 30, 2023. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 1.2% as of June 30, 2024, 1.7% as of December 31, 2023, and 1.5% as of June 30, 2023. The distribution of our nonperforming loans is shown in the following table.

				June 30, 2024
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Commercial	$2,654	$2,025	$1,544	31.1	71.9
Leases	284	639	758	(55.6)	(62.5)
Commercial real estate – investor	9,954	16,572	31,613	(39.9)	(68.5)
Commercial real estate – owner occupied	22,091	34,946	18,857	(36.8)	17.2
Construction	5,740	7,162	116	(19.9)	N/M
Residential real estate – investor	1,280	1,331	1,445	(3.8)	(11.4)
Residential real estate – owner occupied	2,599	3,078	3,660	(15.6)	(29.0)
Multifamily	1,395	1,775	1,191	(21.4)	17.1
HELOC	869	1,251	2,049	(30.5)	(57.6)
Total nonperforming loans	$46,866	$68,779	$61,233	(31.9)	(23.5)

N/M – Not meaningful.

The components of our nonperforming assets are shown in the following table.

				June 30, 2024
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Nonaccrual loans	$41,957	$67,583	$60,925	(37.9)	(31.1)
Loans past due 90 days or more and still accruing interest	4,909	1,196	308	310.5	N/M
Total nonperforming loans	46,866	68,779	61,233	(31.9)	(23.5)
Other real estate owned	6,920	5,123	761	35.1	809.3
Total nonperforming assets	$53,786	$73,902	$61,994	(27.2)	(13.2)

30-89 days past due loans and still accruing interest	$16,728	$13,668	$12,449
Nonaccrual loans to total loans	1.1%	1.7%	1.5%
Nonperforming loans to total loans	1.2%	1.7%	1.5%
Nonperforming assets to total loans plus OREO	1.4%	1.8%	1.5%

Allowance for credit losses	$42,269	$44,264	$55,314
Allowance for credit losses to total loans	1.1%	1.1%	1.4%
Allowance for credit losses to nonaccrual loans	100.7%	65.5%	90.8%

Loan charge-offs, net of recoveries, for the second quarter of 2024, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2024	Total[1]	2024	Total[1]	2023	Total[1]
Commercial	$(19)	(0.3)	$(58)	(1.6)	$298	59.0
Leases	81	1.4	(40)	(1.1)	(7)	(1.4)
Commercial real estate – investor	4,560	78.7	(67)	(1.8)	51	10.1
Commercial real estate – owner occupied	1,162	20.1	3,868	104.7	198	39.2
Residential real estate – investor	(3)	(0.1)	(2)	(0.1)	(5)	(1.0)
Residential real estate – owner occupied	(9)	(0.2)	(8)	(0.2)	(36)	(7.1)
HELOC	(15)	(0.3)	(17)	(0.5)	(24)	(4.8)
Other [2]	37	0.7	19	0.6	30	6.0
Net charge–offs	$5,794	100.0	$3,695	100.0	$505	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge-offs of $5.8 million were recorded for the second quarter of 2024, compared to net charge-offs of $3.7 million for the first quarter of 2024, and net charge-offs of $505,000 for the second quarter of 2023, reflecting continuing management attention to credit quality and remediation efforts. The net charge-offs for the second quarter of 2024 were primarily due to three commercial real estate – investor charge offs totaling $4.6 million and a $1.3 million charge off of a commercial real estate – owner occupied loan. The commercial real estate – owner occupied credit had a reported reserve allocation of $1.2 million prior to the second quarter of 2024 charge-off. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by segment for the following periods.

				June 30, 2024
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Commercial	$19,142	$8,414	$22,245	127.5	(13.9)
Leases	284	818	974	(65.3)	(70.8)
Commercial real estate – investor	36,939	43,798	57,041	(15.7)	(35.2)
Commercial real estate – owner occupied	48,387	54,613	38,495	(11.4)	25.7
Construction	5,740	17,155	116	(66.5)	N/M
Residential real estate – investor	1,343	1,331	1,714	0.9	(21.6)
Residential real estate – owner occupied	2,734	3,216	3,660	(15.0)	(25.3)
Multifamily	6,810	1,775	1,191	283.7	471.8
HELOC	1,025	1,664	2,152	(38.4)	(52.4)
Other [1]	1	-	-	N/M	N/M
Total classified loans	122,405	132,784	127,588	(7.8)	(4.1)
Other real estate owned	6,920	5,123	761	35.1	809.3
Total classified assets	$129,325	$137,907	$128,349	(6.2)	0.8

1 The “Other” segment includes consumer loans and overdrafts.

N/M - Not meaningful

Total classified loans and classified assets decreased $10.4 million and $8.6 million as of June 30, 2024, from December 31, 2023, respectively. The decrease since December 31, 2023, is due to outflows of $40.3 million which consisted of $11.9 million loans paid off, $9.8 million charged off, $8.7 million of classified loans upgraded, $6.5 million of principal reductions through payments, and $3.4 million that transferred to OREO. The outflows are offset by the additions of $29.9 million, the majority of which consisted of five relationships totaling $28.2 million. Commercial loans were the majority of the additions, consisting of twelve loans totaling $18.6 million. The increase from June 30, 2023 is primarily due to additions to commercial real estate – owner occupied. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 18.98% for the period ended June 30, 2024, compared to 21.66% as of December 31, 2023, and 20.46% as of June 30, 2023.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At June 30, 2024, our ACL on loans totaled $42.3 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.5 million. In the second quarter of 2024, we recorded provision expense on loans of $4.0 million, based on historical loss rates, our assessment of nonperforming loan metrics and trends, downward risk rating migrations, and estimated future credit losses, and a $199,000 reversal of provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $3.8 million net impact to the provision for credit losses for the second quarter of 2024.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $42.3 million as of June 30, 2024, $44.3 million as of December 31, 2023, and $55.3 million as of June 30, 2023. Our ACL on loans to total loans was 1.1% as of June 30, 2024, and December 31, 2023, and 1.4% as of June 30, 2023. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2023 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023
Allowance at beginning of period	$44,113	$44,264	$53,392	$44,264	$49,480
Charge–offs:
Commercial	3	15	380	18	407
Leases	81	-	-	81	882
Commercial real estate – investor	4,580	16	71	4,596	71
Commercial real estate – owner occupied	1,281	3,887	201	5,168	201
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other [1]	66	70	81	136	194
Total charge–offs	6,011	3,988	733	9,999	1,755
Recoveries:
Commercial	22	73	82	95	233
Leases	-	40	7	40	16
Commercial real estate – investor	20	83	20	103	37
Commercial real estate – owner occupied	119	19	3	138	5
Construction	-	-	-	-	-
Residential real estate – investor	3	2	5	5	24
Residential real estate – owner occupied	9	8	36	17	46
Multifamily	-	-	-	-	-
HELOC	15	17	24	32	53
Other [1]	29	51	51	80	96
Total recoveries	217	293	228	510	510
Net charge-offs	5,794	3,695	505	9,489	1,245
Provision for credit losses on loans	3,950	3,544	2,427	7,494	7,079
Allowance at end of period	$42,269	$44,113	$55,314	$42,269	$55,314

Average total loans (exclusive of loans held–for–sale)	$3,957,454	$4,018,631	$4,039,052	$3,988,043	$3,985,662
Net charge–offs to average loans	0.59%	0.37%	0.05%	0.48%	0.06%
Allowance at period end to average loans	1.07%	1.10%	1.37%	1.06%	1.39%

1 The “Other” segment includes consumer loans and overdrafts.

The coverage ratio of the ACL on loans to nonperforming loans was 90.2% as of June 30, 2024, which was an increase from the coverage ratio of 67.8% as of March 31, 2024, and a slight decrease from 90.3% as of June 30, 2023. When measured as a percentage of quarter to date average loans, our total ACL on loans was 1.07% at June 30, 2024, 1.10% at March 31, 2024, and 1.37% at June 30, 2023.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2024, and general changes in lending policy, procedures and staffing, as well as other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2024, OREO totaled $6.9 million, reflecting an increase of $1.8 million from $5.1 million at December 31, 2023, and an increase of $6.2 million from $761,000 at June 30, 2023. There were two property additions totaling $3.4 million and one disposal totaling $1.6 million in the OREO portfolio during the second quarter of 2024. No valuation adjustments occurred in the second quarter of 2024, the fourth quarter of 2023, or the second quarter of 2023.

				June 30, 2024
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Balance at beginning of period	$5,123	$407	$1,255	N/M	308.2
Property additions, net of acquisition adjustments	3,388	4,894	185	(30.8)	N/M
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,591	178	679	793.8	134.3
Balance at end of period	$6,920	$5,123	$761	35.1	809.3

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.

OREO Properties by Type
(Dollars in thousands)	June 30, 2024		December 31, 2023		June 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$-	-%	$-	-%	$227	30%
Lots (single family and commercial)	-	-	-	-	337	44
Vacant land	197	3	197	4	197	26
Multi-family	-	-	-	-	-	-
Commercial property	6,723	97	4,926	96	-	-
Total other real estate owned	$6,920	100%	$5,123	100%	$761	100%

Deposits and Borrowings

				June 30, 2024
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Noninterest bearing demand	$1,728,487	$1,834,891	$1,897,694	(5.8)	(8.9)
Savings	908,826	971,334	1,050,453	(6.4)	(13.5)
NOW accounts	557,469	565,375	586,121	(1.4)	(4.9)
Money market accounts	695,131	671,240	731,459	3.6	(5.0)
Certificates of deposit of less than $100,000	304,195	266,035	240,848	14.3	26.3
Certificates of deposit of $100,000 through $250,000	223,137	180,289	148,070	23.8	50.7
Certificates of deposit of more than $250,000	104,483	81,582	62,937	28.1	66.0
Total deposits	$4,521,728	$4,570,746	$4,717,582	(1.1)	(4.2)

Total deposits were $4.52 billion at June 30, 2024, which reflects a $49.0 million decrease from total deposits of $4.57 billion at December 31, 2023, and a decrease of $195.9 million from total deposits of $4.72 billion at June 30, 2023. The decrease in deposits at June 30, 2024, compared to December 31, 2023, was primarily due to decreases in non-interest bearing deposits of $106.4 million, savings accounts of $62.5 million, and NOW accounts of $7.9 million, partially offset by an increase of $23.9 million in money market accounts, and $103.9 million in time deposits. The decrease in deposits at June 30, 2024, compared to June 30, 2023, was primarily due to decreases in non-interest bearing deposits of $169.2 million, savings accounts of $141.6 million, NOW accounts of $28.7 million, and money market accounts of $36.3 million, partially offset by an increase in time deposits of $180.0 million. Total quarterly average deposits decreased $217.9 million, or 4.6%, in the year over year period, driven by declines in our average demand deposits of $150.9 million, and savings, NOW and money markets combined of $241.2 million. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive with significant flows and transfers into investing activities.

The following table presents estimated insured and uninsured deposits at June 30, 2024, and December 31, 2023 by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	June 30, 2024				December 31, 2023
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,728,487	$1,129,090	$599,397	-%	$1,834,891	$1,137,089	$697,802	-%
Savings	908,826	853,603	55,223	0.30	971,334	905,163	66,171	0.11
NOW accounts	557,469	391,902	165,567	0.53	565,375	414,005	151,370	0.27
Money market accounts	695,131	462,474	232,657	1.60	671,240	473,006	198,234	0.80
Time deposits	631,815	537,328	94,487	3.10	527,906	452,000	75,906	1.45
Total	$4,521,728	$3,374,397	$1,147,331	0.76%	$4,570,746	$3,381,263	$1,189,483	0.32%

Collateralized public funds	$253,790	$16,673	$237,117		$247,202	$15,211	$231,991

Deposits declined 1.1% for the six months ended June 30, 2024, as a result of seasonal flows and overall stabilization. Balances continue to migrate into money market accounts and time deposits, as customers seek higher interest rates. Additionally, competitive pricing remains aggressive in our market which has increased the rates paid on deposits.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $46.5 million at June 30, 2024, a $20.1 million, or 75.8%, increase from $26.5 million at December 31, 2023, and an increase of $15.0 million, or 47.6%, from June 30, 2023. The outstanding balance of our short-term FHLBC borrowings was $330.0 million as of June 30, 2024, $405.0 million as of December 31, 2023, and $485.0 million as of June 30, 2023.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of June 30, 2024, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.43% as of June 30, 2024, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of June 30, 2024, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance costs.

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

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of June 30, 2024, December 31, 2023, and June 30, 2023. The balance in notes payable was related to a $20.0 million term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of June 30, 2024, total stockholders’ equity was $619.3 million, which was an increase of $42.1 million from $577.3 million as of December 31, 2023. This increase was largely attributable to net income of $43.2 million in the first six months of 2024, partially offset by $4.5 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of June 30, 2024, increased over December 31, 2023, due to a reduction in unrealized net losses on available-for-sale securities, which contributed to the overall decrease in accumulated other comprehensive loss of $2.0 million in the first six months of 2024, due to changes in market interest rates. Total stockholders’ equity as of June 30, 2024, increased $105.4 million compared to June 30, 2023 due to net income year over year and the decrease in accumulated other comprehensive loss of $25.4 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2024	2023	2023
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.41%	11.37%	10.29%
Total risk-based capital ratio	10.50	N/A	15.12	14.06	13.16
Tier 1 risk-based capital ratio	8.50	N/A	12.94	11.89	10.80
Tier 1 leverage ratio	4.00	N/A	10.96	10.06	8.96

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.50%	12.32%	11.70%
Total risk-based capital ratio	10.50	10.00	14.42	13.24	12.83
Tier 1 risk-based capital ratio	8.50	8.00	13.50	12.32	11.70
Tier 1 leverage ratio	4.00	5.00	11.43	10.41	9.70

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of June 30, 2024, our capital measures listed above include $951,000, which is the modified CECL transition adjustment.

As of June 30, 2024, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 10.09% at December 31, 2023, to 10.94% at June 30, 2024. Our GAAP tangible common equity to tangible assets ratio was 9.39% at June 30, 2024, compared to 8.53% as of December 31, 2023. Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 8.56% at December 31, 2023, to 9.43% at June 30, 2024, primarily due to an increase in tangible common equity in the second quarter of 2024. The increase in tangible common equity was primarily due to an increase in retained earnings of $38.7 million.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2024		December 31, 2023
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$619,335	$619,335	$577,281	$577,281
Less: Goodwill and intangible assets	96,541	96,541	97,695	97,695
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	2,014	N/A	2,243
Adjusted goodwill and intangible assets	96,541	94,527	97,695	95,452
Tangible common equity	$522,794	$524,808	$479,586	$481,829
Tangible assets
Total assets	$5,662,700	$5,662,700	$5,722,799	$5,722,799
Less: Adjusted goodwill and intangible assets	96,541	94,527	97,695	95,452
Tangible assets	$5,566,159	$5,568,173	$5,625,104	$5,627,347

Common equity to total assets	10.94%	10.94%	10.09%	10.09%
Tangible common equity to tangible assets	9.39%	9.43%	8.53%	8.56%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the second quarter of 2024, we experienced a decrease in loans and deposits. We managed the change in our funding through a reduction in average borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”) in the current year to date period, compared to the prior year like period, which resulted in a minimal interest expense impact to our interest rate risk profile. The bank failures that occurred in 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of June 30, 2024, our cash on hand liquidity totaled $120.9 million, an increase of $20.7 million over cash balances held as of December 31, 2023.

Net cash inflows from operating activities were $59.0 million during the first six months of 2024, compared with net cash inflows of $5.6 million in the same period of 2023. Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first six months of 2024 and 2023. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the six months ended June 30, 2024, and a source of outflows for the like period of 2023. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $70.8 million in the six months ended June 30, 2024, compared to net cash inflows of $49.0 million in the same period in 2023. In the first six months of 2024, securities transactions accounted for net inflows of $19.2 million, and the principal change on loans accounted for net inflows of $54.0 million. In the first six months of 2023, securities transactions accounted for net inflows of $210.0 million, and principal on loans funded, net of paydowns, accounted for net outflows of $144.0 million.

Net cash outflows from financing activities in the six months ended June 30, 2024, were $109.1 million, compared with net cash outflows of $57.1 million in the six months ended June 30, 2023. Net deposit outflows in the first six months of 2024 were $48.9 million compared to net deposit outflows of $392.4 million in the first six months of 2023. Other short-term borrowings had $75.0 million of net cash outflows in the first six months of 2024, compared to net cash inflows of $395.0 million for other short-term borrowings in the first six months of 2023. Changes in securities sold under repurchase agreements accounted for inflows of $20.1 million and outflows of $624,000 for the six months ended June 30, 2024 and 2023, respectively. Dividends paid on our common stock totaled $4.5 million for both the six months ended June 30, 2024 and 2023. The purchase of treasury stock in the first six months of 2024 due to shares acquired with equity award vestings resulted in outflows of $791,000, compared to cash outflows of $605,000 in the first six months of 2023 related to shares acquired from equity award vestings.

Cash and cash equivalents for the six months ended June 30, 2024, totaled $120.9 million, as compared to $100.1 million as of December 31, 2023, and $112.6 million as of June 30, 2023. The increase in cash and cash equivalents for the six months ended June 30, 2024 was mainly attributable to the decrease in our loan and securities portfolios, partially offset by the decrease in customer deposits and other short-term borrowings during the first six months of 2024. The year over year cash and cash equivalents increase is driven by the decline in loans and securities, partially offset by decreased customer use of deposits and a reduction in other short-term borrowings. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in, primarily loans and securities, and the liabilities we fund, primarily customer deposits and borrowed funds. Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile rate environment. We mitigate the impact of interest rate volatility to the Bank by managing our rate sensitivity under various scenarios.

The Federal Reserve Board (“FRB”) continues to hold rates unchanged through the second quarter of 2024, this was widely expected among market participants. The outlook of multiple rate cuts by market participants has come back into the picture for the second half of 2024. The softer labor market and broader disinflationary trends are conditions that the FRB looks for when evaluating lowering rates.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at June 30, 2024 and December 31, 2023, are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction. Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in our Annual Report on Form 10-K for the year ended December 31, 2023. We seek to monitor and manage interest rate risk within approved policy guidelines and limits. Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. The presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity. Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. The market events of failed liquidity management at other banks have been discussed and reviewed by the asset-liability committee. The committee concluded that we continue to have a strong liquidity position and no new liquidity risks were identified. Prudently, we added new measures to assess liquidity risk and enhanced our reports to segment deposits by insured, uninsured, collateralized deposits; and monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of June 30, 2024, our net interest income profile remained sensitive to earnings gains, in both dollars and percentage, should interest rates rise. Our profile is less asset sensitive compared to December 31, 2023, due to shortening of term deposits and updates made to modeling of swap cashflows.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2024
Dollar change	$(34,147)	$(16,994)	$(8,367)	$8,395	$16,916	$31,899
Percent change	(13.4)%	(6.7)%	(3.3)%	3.3%	6.7%	12.5%

December 31, 2023
Dollar change	$(36,337)	$(18,117)	$(8,982)	$9,354	$18,818	$36,453
Percent change	(14.7)%	(7.3)%	(3.6)%	3.8%	7.6%	14.7%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to timing, magnitude, balance sheet composition and frequency of interest rate changes as well as changes in market conditions and management strategies. The above results do not take into account any additional management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both. The annual U.S. inflation rate for June 2024 was 3.0%, down from 3.5% quarter-over-quarter, while Core CPI eased to 3.3%. Inflationary pressures have subsided and are expected to continue trending down. The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits. Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile. Inflation is moderating at a comfortable level and has minimal direct impact to our results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents our stock repurchases for the quarter ended June 30, 2024.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
April 1, 2024 - April 30, 2024	-	-	-	2,234,896
May 1, 2024 - May 31, 2024	-	-	-	2,234,896
June 1, 2024 - June 30, 2024	-	-	-	2,234,896
Total	-	$-	-	2,234,896

1 We announced our Repurchase Program, which will expire on December 31, 2024, unless further extended as described above, in our Current Report on Form 8-K filed on January 3, 2024, and 2,234,896 shares remained available for repurchase under the Repurchase Program as of June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: August 8, 2024