Form 10-Q
period 2024-09-30
OLD SECOND BANCORP INC
filed 2024-11-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐        No ☒

As of November 5, 2024, the Registrant has 44,853,487 shares of common stock outstanding at $1.00 par value per share.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$63,298	$55,534
Interest earning deposits with financial institutions	52,469	44,611
Cash and cash equivalents	115,767	100,145
Securities available-for-sale, at fair value	1,190,854	1,192,829
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	30,205	33,355
Loans held-for-sale	2,447	1,322
Loans	3,991,078	4,042,953
Less: allowance for credit losses on loans	44,422	44,264
Net loans	3,946,656	3,998,689
Premises and equipment, net	82,768	79,310
Other real estate owned	8,202	5,123
Mortgage servicing rights, at fair value	9,726	10,344
Goodwill	86,478	86,478
Core deposit intangible	9,493	11,217
Bank-owned life insurance (“BOLI”)	111,394	109,318
Deferred tax assets, net	22,032	31,077
Other assets	55,738	63,592
Total assets	$5,671,760	$5,722,799

Liabilities
Deposits:
Noninterest bearing demand	$1,669,000	$1,834,891
Interest bearing:
Savings, NOW, and money market	2,125,696	2,207,949
Time	670,728	527,906
Total deposits	4,465,424	4,570,746
Securities sold under repurchase agreements	53,866	26,470
Other short-term borrowings	335,000	405,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,446	59,382
Other liabilities	70,861	58,147
Total liabilities	5,010,370	5,145,518

Stockholders’ Equity
Common stock	44,908	44,705
Additional paid-in capital	204,969	202,223
Retained earnings	452,745	393,311
Accumulated other comprehensive loss	(40,400)	(62,781)
Treasury stock	(832)	(177)
Total stockholders’ equity	661,390	577,281
Total liabilities and stockholders’ equity	$5,671,760	$5,722,799

	September 30, 2024	December 31, 2023
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,907,619	44,705,150
Shares outstanding	44,851,091	44,697,917
Treasury shares	56,528	7,233

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$64,528	$62,665	$189,352	$181,436
Loans held-for-sale	27	29	60	60
Securities:
Taxable	9,113	8,946	25,757	29,611
Tax exempt	1,291	1,333	3,889	4,007
Dividends from FHLBC and FRBC stock	497	597	1,716	1,273
Interest bearing deposits with financial institutions	616	659	1,851	1,887
Total interest and dividend income	76,072	74,229	222,625	218,274
Interest expense
Savings, NOW, and money market deposits	4,860	2,558	13,214	5,449
Time deposits	5,539	1,982	14,541	3,802
Securities sold under repurchase agreements	93	27	262	43
Other short-term borrowings	4,185	5,840	12,080	13,345
Junior subordinated debentures	270	245	838	805
Subordinated debentures	547	547	1,639	1,639
Senior notes	-	-	-	2,408
Notes payable and other borrowings	-	-	-	87
Total interest expense	15,494	11,199	42,574	27,578
Net interest and dividend income	60,578	63,030	180,051	190,696
Provision for credit losses	2,000	3,000	9,250	8,501
Net interest and dividend income after provision for credit losses	58,578	60,030	170,801	182,195
Noninterest income
Wealth management	2,787	2,475	8,127	7,203
Service charges on deposits	2,646	2,504	7,569	7,290
Secondary mortgage fees	84	66	199	201
Mortgage servicing rights mark to market (loss) gain	(964)	281	(1,108)	(148)
Mortgage servicing income	466	519	1,467	1,534
Net gain on sales of mortgage loans	507	407	1,289	1,111
Securities losses, net	(1)	(924)	-	(4,146)
Change in cash surrender value of BOLI	860	919	2,852	1,579
Death benefit realized on BOLI	12	-	905	-
Card related income	2,589	2,606	7,542	7,540
Other income	1,595	1,024	3,367	3,286
Total noninterest income	10,581	9,877	32,209	25,450
Noninterest expense
Salaries and employee benefits	24,676	23,115	72,412	67,161
Occupancy, furniture and equipment	3,876	3,506	11,702	10,620
Computer and data processing	2,375	1,922	6,814	4,986
FDIC insurance	632	744	1,915	2,122
Net teller & bill paying	570	534	1,669	1,551
General bank insurance	320	300	941	911
Amortization of core deposit intangible	570	616	1,724	1,858
Advertising expense	299	93	963	338
Card related expense	1,458	1,347	4,058	3,785
Legal fees	202	97	666	699
Consulting & management fees	480	549	1,613	1,859
Other real estate expense, net	242	(27)	201	181
Other expense	3,608	4,627	10,748	12,104
Total noninterest expense	39,308	37,423	115,426	108,175
Income before income taxes	29,851	32,484	87,584	99,470
Provision for income taxes	6,900	8,149	21,430	25,966
Net income	$22,951	$24,335	$66,154	$73,504

Basic earnings per share	$0.52	$0.55	$1.48	$1.65
Diluted earnings per share	0.50	0.54	1.45	1.62
Dividends declared per share	0.05	0.05	0.15	0.15

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$22,951	$24,335	$66,154	$73,504

Unrealized holding gains (losses) on available-for-sale securities arising during the period	26,390	(9,062)	27,919	(1,212)
Related tax (expense) benefit	(7,389)	2,538	(7,817)	344
Holding gains (losses), after tax, on available-for-sale securities	19,001	(6,524)	20,102	(868)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized losses	(1)	(924)	-	(4,146)
Related tax benefit	-	260	-	1,165
Net realized (losses) gains, after tax	(1)	(664)	-	(2,981)
Other comprehensive income (loss) on available-for-sale securities	19,002	(5,860)	20,102	2,113

Changes in fair value of derivatives used for cash flow hedges	1,899	1,975	3,145	560
Related tax expense	(532)	(548)	(866)	(168)
Other comprehensive income on cash flow hedges	1,367	1,427	2,279	392

Total other comprehensive income (loss)	20,369	(4,433)	22,381	2,505
Total comprehensive income	$43,320	$19,902	$88,535	$76,009

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, July 1, 2023	$(80,919)	$(5,267)	$(86,186)
Other comprehensive (loss) income, net of tax	(5,860)	1,427	(4,433)
Balance, September 30, 2023	$(86,779)	$(3,840)	$(90,619)

Balance, July 1, 2024	$(59,490)	$(1,279)	$(60,769)
Other comprehensive income, net of tax	19,002	1,367	20,369
Balance, September 30, 2024	$(40,488)	$88	$(40,400)

For the Nine Months Ended
Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	2,113	392	2,505
Balance, September 30, 2023	$(86,779)	$(3,840)	$(90,619)

Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	20,102	2,279	22,381
Balance, September 30, 2024	$(40,488)	$88	$(40,400)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$66,154	$73,504
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	2,113	2,506
Securities losses, net	-	4,146
Provision for credit losses	9,250	8,501
Originations of loans held-for-sale	(38,773)	(39,068)
Proceeds from sales of loans held-for-sale	38,468	37,962
Net gains on sales of mortgage loans	(1,289)	(1,111)
Mortgage servicing rights mark to market loss	1,108	148
Net accretion of discount on loans and unfunded commitments	(365)	(2,620)
Net change in cash surrender value of BOLI	(2,852)	(1,579)
Net gains on sale of other real estate owned	(259)	(229)
Provision for other real estate owned valuation losses	-	269
Depreciation of fixed assets and amortization of leasehold improvements	4,169	3,246
Net gains on disposal and transfer of fixed assets	-	(636)
Amortization of core deposit intangibles	1,724	1,858
Change in current income taxes receivable	5,137	1,070
Deferred tax expense (benefit)	362	(289)
Change in accrued interest receivable and other assets	4,927	(10,053)
Accretion of purchase accounting adjustment on time deposits	(128)	(1,004)
Change in accrued interest payable and other liabilities	14,706	7,991
Stock based compensation	3,085	2,709
Net cash provided by operating activities	107,537	87,321
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	203,013	104,471
Proceeds from sales of securities available-for-sale	5,331	205,738
Purchases of securities available-for-sale	(180,563)	(4,186)
Net redemptions (purchases) of FHLBC/FRBC stock	3,150	(15,300)
Net change in loans	38,478	(164,252)
Purchases of BOLI policies	(460)	-
Proceeds from claims on BOLI, net of claims receivable	1,236	-
Proceeds from sales of other real estate owned, net of participations and improvements	1,850	1,800
Proceeds from disposition of premises and equipment	-	4,460
Net purchases of premises and equipment	(8,638)	(8,217)
Net cash provided by investing activities	63,397	124,514
Cash flows from financing activities
Net change in deposits	(105,194)	(495,399)
Net change in securities sold under repurchase agreements	27,396	(6,262)
Net change in other short-term borrowings	(70,000)	345,000
Repayment of term note	-	(9,000)
Repayment of senior notes	-	(45,000)
Dividends paid on common stock	(6,723)	(6,713)
Purchase of treasury stock	(791)	(605)
Net cash used in financing activities	(155,312)	(217,979)
Net change in cash and cash equivalents	15,622	(6,144)
Cash and cash equivalents at beginning of period	100,145	115,177
Cash and cash equivalents at end of period	$115,767	$109,033

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, July 1, 2023	$44,705	$200,963	$355,219	$(86,186)	$(746)	$513,955
Net income			24,335			24,335
Other comprehensive loss, net of tax				(4,433)		(4,433)
Dividends declared on common stock, ($0.05 per share)			(2,234)			(2,234)
Vesting of restricted stock		(345)			345	-
Stock based compensation		935				935
Balance, September 30, 2023	$44,705	$201,553	$377,320	$(90,619)	$(401)	$532,558

Balance, July 1, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335
Net income			22,951			22,951
Other comprehensive income, net of tax				20,369		20,369
Dividends declared on common stock, ($0.05 per share)			(2,243)			(2,243)
Vesting of restricted stock		(21)			21	-
Stock based compensation		978				978
Balance, September 30, 2024	$44,908	$204,969	$452,745	$(40,400)	$(832)	$661,390

For the Nine Months Ended

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			73,504			73,504
Other comprehensive income, net of tax				2,505		2,505
Dividends declared on common stock, ($0.15 per share)			(6,696)			(6,696)
Vesting of restricted stock		(3,432)			3,432	-
Stock based compensation		2,709				2,709
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, September 30, 2023	$44,705	$201,553	$377,320	$(90,619)	$(401)	$532,558

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			66,154			66,154
Other comprehensive income, net of tax				22,381		22,381
Dividends declared on common stock, ($0.15 per share)			(6,720)			(6,720)
Vesting of restricted stock	203	(339)			136	-
Stock based compensation		3,085				3,085
Purchase of treasury stock from taxes withheld on stock awards					(791)	(791)
Balance, September 30, 2024	$44,908	$204,969	$452,745	$(40,400)	$(832)	$661,390

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2023. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2023-07 – On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures”. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for the Company for the fiscal period beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

ASU 2024-01 – On March 21, 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards”, which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and, therefore is within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a material impact on the financial statements of the Company.

ASU 2024-02 – On March 29, 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”, which amends the codification to remove references to various concept statements and impacts a variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025, and is not expected to have a material impact the financial statements of the Company.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the third quarter of 2024, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On October 15, 2024, our Board of Directors declared a cash dividend of $0.06 per share of common stock payable on November 4, 2024, to stockholders of record as of October 25, 2024; dividends of $2.7 million were paid to stockholders on November 4, 2024.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments. FHLBC stock was recorded at $15.3 million at September 30, 2024, and $18.5 million at December 31, 2023. FRBC stock was recorded at $14.9 million at September 30, 2024, and December 31, 2023.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2024, and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,825	$1,559	$(1,196)	$194,188
U.S. government agencies	39,401	-	(1,425)	37,976
U.S. government agencies mortgage-backed	105,262	-	(8,849)	96,413
States and political subdivisions	231,506	1,237	(7,948)	224,795
Collateralized mortgage obligations	422,234	1,027	(38,990)	384,271
Asset-backed securities	65,716	142	(1,911)	63,947
Collateralized loan obligations	189,143	181	(60)	189,264
Total securities available-for-sale	$1,247,087	$4,146	$(60,379)	$1,190,854

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,602	$-	$(5,028)	$169,574
U.S. government agencies	60,011	-	(3,052)	56,959
U.S. government agencies mortgage-backed	118,492	-	(12,122)	106,370
States and political subdivisions	236,072	1,325	(10,332)	227,065
Collateralized mortgage obligations	442,987	421	(50,864)	392,544
Asset-backed securities	71,616	42	(3,222)	68,436
Collateralized loan obligations	173,201	30	(1,350)	171,881
Total securities available-for-sale	$1,276,981	$1,818	$(85,970)	$1,192,829

1 Excludes accrued interest receivable of $7.3 million and $6.6 million at September 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2024, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$122,883	1.69%	$121,809
Due after one year through five years	127,710	3.70	127,947
Due after five years through ten years	90,188	2.89	86,075
Due after ten years	123,951	3.11	121,128
	464,732	2.85	456,959
Mortgage-backed and collateralized mortgage obligations	527,496	2.53	480,684
Asset-backed securities	65,716	3.89	63,947
Collateralized loan obligations	189,143	6.29	189,264
Total securities available-for-sale	$1,247,087	3.29%	$1,190,854

At September 30, 2024, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2024, and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	2	$1,196	$98,672	2	$1,196	$98,672
U.S. government agencies	-	-	-	8	1,425	37,976	8	1,425	37,976
U.S. government agencies mortgage-backed	-	-	-	128	8,849	96,413	128	8,849	96,413
States and political subdivisions	2	20	12,697	30	7,928	113,587	32	7,948	126,284
Collateralized mortgage obligations	2	19	1,506	141	38,971	346,056	143	38,990	347,562
Asset-backed securities	-	-	-	13	1,911	51,435	13	1,911	51,435
Collateralized loan obligations	7	56	62,219	2	4	12,848	9	60	75,067
Total securities available-for-sale	11	$95	$76,422	324	$60,284	$756,987	335	$60,379	$833,409

	Less than 12 months			12 months or more
December 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$5,028	$169,574	4	$5,028	$169,574
U.S. government agencies	-	-	-	9	3,052	56,959	9	3,052	56,959
U.S. government agencies mortgage-backed	-	-	-	128	12,122	106,370	128	12,122	106,370
States and political subdivisions	12	137	27,974	25	10,195	106,138	37	10,332	134,112
Collateralized mortgage obligations	2	8	734	143	50,856	376,236	145	50,864	376,970
Asset-backed securities	-	-	-	19	3,222	63,941	19	3,222	63,941
Collateralized loan obligations	-	-	-	25	1,350	150,902	25	1,350	150,902
Total securities available-for-sale	14	$145	$28,708	353	$85,825	$1,030,120	367	$85,970	$1,058,828

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of September 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the third quarter of 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents net realized gains (losses) on securities available-for-sale for three and six months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2024	2023	2024	2023
Proceeds from sales of securities	$-	$65,572	$5,331	$205,738
Gross realized gains on securities	$-	$-	$1	$-
Gross realized losses on securities	(1)	(924)	(1)	(4,146)
Net realized (losses) gains	$(1)	$(924)	$-	$(4,146)
Income tax benefit on net realized losses	$-	$260	$-	$1,165
Effective tax rate applied	0.0%	28.1%	N/M	28.1%

N/M – Not meaningful.

As of September 30, 2024, securities valued at $755.2 million were pledged for borrowings and for other purposes, a decrease from $810.2 million of securities pledged at year-end 2023.

Note 3 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	September 30, 2024	December 31, 2023
Commercial	$814,668	$841,697
Leases	458,317	398,223
Commercial real estate – investor	1,045,060	1,034,424
Commercial real estate – owner occupied	718,265	796,538
Construction	206,458	165,380
Residential real estate – investor	50,332	52,595
Residential real estate – owner occupied	208,227	226,248
Multifamily	375,394	401,696
HELOC	102,611	103,237
Other [1]	11,746	22,915
Total loans	3,991,078	4,042,953
Allowance for credit losses on loans	(44,422)	(44,264)
Net loans [2]	$3,946,656	$3,998,689

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 3 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $19.4 million and $20.5 million at September 30, 2024, and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 67.8% and 68.8% of the portfolio at September 30, 2024, and December 31, 2023, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2024 and 2023:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended September 30, 2024
Commercial	$6,728	$2,950	$33	$40	$9,685
Leases	1,978	40	68	25	1,975
Commercial real estate – investor	17,842	(1,154)	-	149	16,837
Commercial real estate – owner occupied	7,180	(64)	(14)	30	7,160
Construction	2,020	397	-	-	2,417
Residential real estate – investor	609	(63)	-	18	564
Residential real estate – owner occupied	1,618	111	-	11	1,740
Multifamily	2,804	(341)	-	-	2,463
HELOC	1,483	77	-	14	1,574
Other	7	45	78	33	7
Total	$42,269	$1,998	$165	$320	$44,422

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2024
Commercial	$3,998	$5,603	$51	$135	$9,685
Leases	2,952	(893)	149	65	1,975
Commercial real estate – investor	17,105	4,076	4,596	252	16,837
Commercial real estate – owner occupied	12,280	(134)	5,154	168	7,160
Construction	1,038	1,379	-	-	2,417
Residential real estate – investor	669	(128)	-	23	564
Residential real estate – owner occupied	1,821	(109)	-	28	1,740
Multifamily	2,728	(265)	-	-	2,463
HELOC	1,656	(128)	-	46	1,574
Other	17	91	214	113	7
Total	$44,264	$9,492	$10,164	$830	$44,422

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended September 30, 2023
Commercial	$11,532	$(1,025)	$20	$12	$10,499
Leases	2,690	(193)	-	95	2,592
Commercial real estate – investor	20,031	4,726	6,774	20	18,003
Commercial real estate – owner occupied	12,562	(154)	35	12	12,385
Construction	1,179	(39)	-	100	1,240
Residential real estate – investor	743	(55)	-	3	691
Residential real estate – owner occupied	1,868	(36)	-	25	1,857
Multifamily	2,737	(165)	-	-	2,572
HELOC	1,694	(77)	-	35	1,652
Other	278	30	107	37	238
Total	$55,314	$3,012	$6,936	$339	$51,729

1 Amount does not include the provision for unfunded commitment liability.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

		Provision for
Allowance for credit losses	Beginning	(Release of)			Ending
Nine months ended September 30, 2023	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Commercial	$11,968	$(1,287)	$427	$245	$10,499
Leases	2,865	498	882	111	2,592
Commercial real estate – investor	10,674	14,117	6,845	57	18,003
Commercial real estate – owner occupied	15,001	(2,397)	236	17	12,385
Construction	1,546	(406)	-	100	1,240
Residential real estate – investor	768	(104)	-	27	691
Residential real estate – owner occupied	2,046	(260)	-	71	1,857
Multifamily	2,453	119	-	-	2,572
HELOC	1,806	(242)	-	88	1,652
Other	353	53	301	133	238
Total	$49,480	$10,091	$8,691	$849	$51,729

1 Amount does not include the provision for unfunded commitment liability.

At September 30, 2024, our allowance for credit losses (“ACL”) on loans totaled $44.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.5 million. During the first nine months of 2024, we recorded net provision for credit losses on loans of $9.5 million based on historical loss rate updates driven by higher charge offs in commercial real estate-investor, downward risk rating migration, and our assessment of estimated future credit losses. The ACL on loans excludes an allowance for unfunded commitments of $2.5 million as of September 30, 2024, and $2.7 million as of both December 31, 2023, and September 30, 2023, which is recorded within other liabilities.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-values. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $50.2 million and $63.1 million of collateral dependent loans secured by real estate or business assets as of September 30, 2024, and December 31, 2023, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of September 30, 2024, and December 31, 2023:

		Accounts				ACL
September 30, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$16,529	$-	$-	$16,529	$4,286
Leases	-	-	-	-	-	-
Commercial real estate – investor	8,531	-	-	-	8,531	2,896
Commercial real estate – owner occupied	16,422	-	-	-	16,422	-
Construction	5,766	-	-	-	5,766	758
Residential real estate – investor	413	-	-	-	413	-
Residential real estate – owner occupied	1,644	-	-	-	1,644	221
Multifamily	861	-	-	-	861	-
HELOC	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$33,637	$16,529	$-	$-	$50,166	$8,161

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$837	$797	$-	$-	$1,634	$2
Leases	-	-	321	-	321	320
Commercial real estate – investor	15,735	-	-	-	15,735	3,656
Commercial real estate – owner occupied	34,894	-	-	-	34,894	3,900
Construction	7,162	-	-	-	7,162	-
Residential real estate – investor	422	-	-	-	422	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,402	-	-	-	1,402	-
HELOC	39	-	-	-	39	-
Other	-	-	-	-	-	-
Total	$61,997	$797	$321	$-	$63,115	$7,878

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$3,671	$2,303	$11,971	$17,945	$796,723	$814,668	$-
Leases	356	481	586	1,423	456,894	458,317	-
Commercial real estate – investor	492	-	-	492	1,044,568	1,045,060	-
Commercial real estate – owner occupied	9,728	13,393	12,416	35,537	682,728	718,265	-
Construction	-	-	5,766	5,766	200,692	206,458	-
Residential real estate – investor	-	-	449	449	49,883	50,332	-
Residential real estate – owner occupied	75	-	2,029	2,104	206,123	208,227	69
Multifamily	658	206	861	1,725	373,669	375,394	-
HELOC	423	-	161	584	102,027	102,611	40
Other	5	11	-	16	11,730	11,746	-
Total	$15,408	$16,394	$34,239	$66,041	$3,925,037	$3,991,078	$109

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$982	$-	$1,228	$2,210	$839,487	$841,697	$1,155
Leases	599	-	347	946	397,277	398,223	-
Commercial real estate – investor	1,209	-	6,087	7,296	1,027,128	1,034,424	-
Commercial real estate – owner occupied	2,103	3,726	15,645	21,474	775,064	796,538	-
Construction	2,540	307	7,161	10,008	155,372	165,380	-
Residential real estate – investor	540	579	168	1,287	51,308	52,595	-
Residential real estate – owner occupied	553	125	1,944	2,622	223,626	226,248	-
Multifamily	1,085	-	233	1,318	400,378	401,696	-
HELOC	565	1,396	269	2,230	101,007	103,237	41
Other	-	1	-	1	22,914	22,915	-
Total	$10,176	$6,134	$33,082	$49,392	$3,993,561	$4,042,953	$1,196

The table presents all nonaccrual loans as of September 30, 2024, and December 31, 2023:

Nonaccrual loan detail	September 30, 2024	With no ACL	December 31, 2023	With no ACL
Commercial	$14,820	$1,012	$870	$870
Leases	746	746	639	318
Commercial real estate – investor	8,531	1,645	16,572	8,926
Commercial real estate – owner occupied	17,032	17,032	34,946	8,429
Construction	5,765	-	7,162	7,162
Residential real estate – investor	1,180	1,180	1,331	1,331
Residential real estate – owner occupied	2,410	1,777	3,078	3,078
Multifamily	1,196	1,196	1,775	1,775
HELOC	491	491	1,210	1,210
Other	-	-	-	-
Total	$52,171	$25,079	$67,583	$33,099

The Company recognized $395,000 and $398,000 of interest on nonaccrual loans during the three months and nine months ended September 30, 2024, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at September 30, 2024, were as follows:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$200,043	$230,428	$81,173	$23,250	$5,838	$7,264	$218,666	$-	$766,662
Special Mention	3,164	1,942	792	204	-	-	6,861	-	12,963
Substandard	-	16	5,001	2,188	-	-	27,838	-	35,043
Total commercial	203,207	232,386	86,966	25,642	5,838	7,264	253,365	-	814,668

Leases
Pass	167,380	170,456	$78,032	28,810	8,327	3,092	-	-	456,097
Special Mention	-	670	618	181	-	5	-	-	1,474
Substandard	-	306	261	179	-	-	-	-	746
Total leases	167,380	171,432	78,911	29,170	8,327	3,097	-	-	458,317

Commercial real estate – investor
Pass	162,086	185,368	314,843	183,750	91,782	75,277	6,140	-	1,019,246
Special Mention	-	-	-	4,162	-	-	-	-	4,162
Substandard	-	1,645	-	-	-	20,007	-	-	21,652
Total commercial real estate – investor	162,086	187,013	314,843	187,912	91,782	95,284	6,140	-	1,045,060

Commercial real estate – owner occupied
Pass	39,847	124,241	148,449	137,974	81,262	106,093	14,317	-	652,183
Special Mention	-	1,217	8,359	8,972	3,695	1,901	118	-	24,262
Substandard	211	-	1,168	10,670	13,258	16,513	-	-	41,820
Total commercial real estate – owner occupied	40,058	125,458	157,976	157,616	98,215	124,507	14,435	-	718,265

Construction
Pass	30,840	41,991	77,314	27,538	87	1,527	-	-	179,297
Special Mention	-	-	21,396	-	-	-	-	-	21,396
Substandard	-	-	5,765	-	-	-	-	-	5,765
Total construction	30,840	41,991	104,475	27,538	87	1,527	-	-	206,458

Residential real estate – investor
Pass	4,047	3,871	13,914	7,764	5,767	11,596	1,650	-	48,609
Special Mention	-	-	-	543	-	-	-	-	543
Substandard	-	-	383	-	-	797	-	-	1,180
Total residential real estate – investor	4,047	3,871	14,297	8,307	5,767	12,393	1,650	-	50,332

Residential real estate – owner occupied
Pass	8,235	30,383	36,381	33,720	23,492	72,642	762	-	205,615
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	156	101	2,355	-	-	2,612
Total residential real estate – owner occupied	8,235	30,383	36,381	33,876	23,593	74,997	762	-	208,227

Multifamily
Pass	31,468	68,022	70,488	105,789	39,258	46,497	606	-	362,128
Special Mention	-	-	-	9,997	-	-	-	-	9,997
Substandard	1,204	-	990	869	206	-	-	-	3,269
Total multifamily	32,672	68,022	71,478	116,655	39,464	46,497	606	-	375,394

HELOC
Pass	2,235	2,581	2,236	409	1,417	3,858	89,139	-	101,875
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	40	219	477	-	736
Total HELOC	2,235	2,581	2,236	409	1,457	4,077	89,616	-	102,611

Other
Pass	2,714	1,058	1,262	707	86	47	5,872	-	11,746
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total other	2,714	1,058	1,262	707	86	47	5,872	-	11,746

Total loans
Pass	648,895	858,399	824,092	549,711	257,316	327,893	337,152	-	3,803,458
Special Mention	3,164	3,829	31,165	24,059	3,695	1,906	6,979	-	74,797
Substandard	1,415	1,967	13,568	14,062	13,605	39,891	28,315	-	112,823
Total loans	$653,474	$864,195	$868,825	$587,832	$274,616	$369,690	$372,446	$-	$3,991,078

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the nine months ended September 30, 2024 and 2023, were as follows:

Nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$31	$-	$-	$-	$-	$20	$-	$-	$51
Leases	-	-	96	53	-	-	-	-	149
Commercial real estate – investor	-	-	4,128	452	16	-	-	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	19	-	-	5,154
Other	-	-	-	-	-	214	-	-	214
Total	$31	$-	$4,224	$5,640	$16	$253	$-	$-	$10,164

Nine months ended September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial	$-	$-	$17	$364	$-	$46	$-	$-	$427
Leases	-	870	-	-	12	-	-	-	882
Commercial real estate – investor	-	4,121	71	2,653	-	-	-	-	6,845
Commercial real estate – owner occupied	-	22	178	4	-	32	-	-	236
Other	-	3	26	7	-	265	-	-	301
Total	$-	$5,016	$292	$3,028	$12	$343	$-	$-	$8,691

The Company had $630,000 and $170,000 in residential real estate loans in the process of foreclosure as of September 30, 2024, and December 31, 2023, respectively.

There were thirteen loans modified during the nine-month period ending September 30, 2024, totaling $41.2 million in aggregate, which were experiencing financial difficulty. There were fifteen loans modified during the nine-month period ending September 30, 2023, totaling $43.0 million in aggregate, which were experiencing financial difficulty. There were no modified loans experiencing financial difficulty in payment default as of September 30, 2024, and September 30, 2023.

The following tables present the amortized costs basis of loans at September 30, 2024, and September 30, 2023, that were both experiencing financial difficulty and modified during the three-months and nine-months ended September 30, 2024, and September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended September 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$-	$3,794	$-	$-	$3,794	0.5%
Commercial real estate – investor	12,549	-	-	6,886	19,435	1.9%
Commercial real estate – owner occupied	12,571	-	-	-	12,571	1.8%
Residential real estate – owner occupied	-	-	-	-	-	0.0%
Multifamily	-	1,204	-	-	1,204	0.3%
HELOC	-	-	-	-	-	0.0%
Total	$25,120	$4,998	$-	$6,886	$37,004	0.9%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Nine months ended September 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$247	$3,794	$-	$-	$4,041	0.5%
Commercial real estate – investor	12,549	-	-	6,886	19,435	1.9%
Commercial real estate – owner occupied	12,571	-	3,258	663	16,492	2.3%
Residential real estate – investor	-	-	-	-	-	0.0%
Multifamily	-	1,204	-	-	1,204	0.3%
HELOC	-	-	-	-	-	0.0%
Total	$25,367	$4,998	$3,258	$7,549	$41,172	1.0%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Three months ended September 30, 2023	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$864	$-	$-	$-	$864	0.1%
Commercial real estate – investor	-	-	-	8,823	8,823	0.8%
Commercial real estate – owner occupied	16,218	-	-	-	16,218	2.0%
Residential real estate – owner occupied	437	-	-	-	437	0.2%
Multifamily	254	-	-	-	254	0.1%
HELOC	-	-	-	-	-	0.0%
Total	$17,773	$-	$-	$8,823	$26,596	0.7%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Nine months ended September 30, 2023	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$1,713	$-	$979	$-	$2,692	0.3%
Commercial real estate – investor	12,755	-	-	10,608	23,363	2.2%
Commercial real estate – owner occupied	16,218	-	-	-	16,218	2.0%
Residential real estate – owner occupied	437	-	-	-	437	0.0%
Multifamily	254	-	-	-	254	0.1%
HELOC	39	-	-	-	39	0.0%
Total	$31,416	$-	$979	$10,608	$43,003	1.1%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of September 30, 2024, and September 30, 2023.

September 30, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$-	$-	$5,536	$5,536
Commercial real estate – investor	-	-	-	-	19,435	19,435
Commercial real estate – owner occupied	-	12,505	-	12,505	3,987	16,492
Residential real estate – owner occupied	-	-	-	-	111	111
Multifamily	-	-	-	-	1,204	1,204
HELOC	-	-	-	-	87	87
Total	$-	$12,505	$-	$12,505	$30,360	$42,865

September 30, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Modified
Commercial	$-	$-	$979	$979	$1,713	$2,692
Commercial real estate – investor	-	-	-	-	23,363	23,363
Commercial real estate – owner occupied	-	-	-	-	16,218	16,218
Residential real estate – owner occupied	-	-	-	-	437	437
Multifamily	-	-	-	-	254	254
HELOC	-	-	-	-	39	39
Total	$-	$-	$979	$979	$42,024	$43,003

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three-months and nine-months ended September 30, 2024, and September 30, 2023. The Company had four loans that had a payment modification as of September 30, 2024. One had an increase of monthly payment until maturity, one had a reduction of monthly payment until maturity, and two with interest-only payments during forbearance; the financial impact of these modifications is immaterial. As of September 30, 2023, there were two loans that had a payment modification, one to a single payment at maturity and the other to interest-only until maturity.

Three months ended September 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.00	0.50%	-
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	12.46	-	-
Residential real estate – owner occupied	-	-	-
Multifamily	60.00	2.75	-
HELOC	-	-	-
Total	10.05	1.04%	-

Nine months ended September 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.06	0.50%	-
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	12.71	0.15	-
Residential real estate – owner occupied	-	-	-
Multifamily	60.00	2.75	-
HELOC	-	-	-
Total	10.37	0.69%	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Three months ended September 30, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	10.57	-%	-
Commercial real estate – investor	7.00	-	-
Commercial real estate – owner occupied	14.00	-	-
Residential real estate – owner occupied	2.00	-	-
Multifamily	16.00	-	-
HELOC	-	-	-
Total	11.39	-%	-

Nine months ended September 30, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.74	5.00%	-
Commercial real estate – investor	9.81	-	7.17
Commercial real estate – owner occupied	14.00	-	-
Residential real estate – owner occupied	2.00	-	-
Multifamily	16.00	-	-
HELOC	24.00	-	-
Total	11.17	5.00%	7.17

Note 4 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2024	2023	2024	2023
Balance at beginning of period	$6,920	$761	$5,123	$1,561
Property additions, net of acquisition adjustments	1,282	210	4,670	686
Less:
Proceeds from property disposals, net of participation purchase and gains/losses	-	564	1,591	1,571
Period valuation write-down	-	-	-	269
Balance at end of period	$8,202	$407	$8,202	$407

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$118	$114	$118	$856
Provision for unrealized losses	-	-	-	269
Reductions taken on sales	-	4	-	(1,007)
Balance at end of period	$118	$118	$118	$118

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Expenses related to OREO, net of lease revenue, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gain on sales, net	$-	$(71)	$(259)	$(229)
Provision for unrealized losses	-	-	-	269
Operating expenses	321	44	673	145
Less:
Lease revenue	79	-	213	4
Net OREO expense	$242	$(27)	$201	$181

Note 5 – Deposits

Major classifications of deposits were as follows:

	September 30, 2024	December 31, 2023
Noninterest bearing demand	$1,669,000	$1,834,891
Savings	885,933	971,334
NOW accounts	548,923	565,375
Money market accounts	690,840	671,240
Certificates of deposit of less than $100,000	317,312	266,035
Certificates of deposit of $100,000 through $250,000	239,775	180,289
Certificates of deposit of more than $250,000	113,641	81,582
Total deposits	$4,465,424	$4,570,746

Note 6 – Borrowings

The following table is a summary of borrowings as of September 30, 2024, and December 31, 2023. Junior subordinated debentures are discussed in more detail in Note 7.

	September 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$53,866	$26,470
Other short-term borrowings	335,000	405,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,446	59,382
Total borrowings	$474,085	$516,625

1 See Note 7: Junior Subordinated Debentures.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $53.9 million at September 30, 2024, and $26.5 million at December 31, 2023. The fair value of the pledged collateral was $75.0 million at September 30, 2024, and $45.7 million at December 31, 2023. At September 30, 2024, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. As of September 30, 2024, the Bank had $335.0 million in short-term advances outstanding under the FHLBC, and $405.0 million in short-term advances as of December 31, 2023. FHLBC stock held at September 30, 2024, was valued at $15.3 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.40 billion, which carried a FHLBC-calculated combined collateral value of $953.0 billion. The Company had excess collateral of $653.0 million available to secure borrowings at September 30, 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of September 30, 2024, and December 31, 2023, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company issued senior notes in December 2016 with a ten-year maturity, and terms included interest payable semiannually at 5.75% for five years. Beginning December 31, 2021, the senior debt began to pay interest at a floating rate, with interest payable quarterly at three-month LIBOR plus 385 basis points. The notes were redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On June 30, 2023, we redeemed all of the $45.0 million senior notes, at which point the interest rate was 9.39%. Upon redemption, the related deferred debt issuance costs of $362,000 was also recorded as interest expense, resulting in an effective cost of this debt issuance of 12.85% for the second quarter of 2023.

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

Note 7 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.17% and 3.77% for the quarters ended September 30, 2024, and September 30, 2023, respectively. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of September 30, 2024, and December 31, 2023, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”). Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of September 30, 2024, 718,193 shares remained available for issuance under the 2019 Plan. The Company has granted only restricted stock units under the 2019 Equity Plan.

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

There were 339,235 and 240,149 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2024, and September 30, 2023, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost that has been recorded for the 2019 Plan was $3.1 million for the nine months ended September 30, 2024, and $2.7 million for the nine months ended September 30, 2023.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2024, is as follows:

	September 30, 2024
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	709,237	$14.26
Granted	339,235	13.44
Vested	(211,469)	11.39
Forfeited	(8,954)	14.09
Unvested at September 30	828,049	$14.65

Total unrecognized compensation cost of restricted awards was $5.2 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.86 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 9 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Weighted-average common shares outstanding	44,850,325	44,675,489	44,818,693	44,653,451
Net income	$22,951	$24,335	$66,154	$73,504
Basic earnings per share	$0.52	$0.55	$1.48	$1.65

Diluted earnings per share:
Weighted-average common shares outstanding	44,850,325	44,675,489	44,818,693	44,653,451
Dilutive effect of unvested restricted awards [1]	828,815	752,920	809,913	736,767
Diluted average common shares outstanding	45,679,140	45,428,409	45,628,606	45,390,218

Net Income	$22,951	$24,335	$66,154	$73,504
Diluted earnings per share	$0.50	$0.54	$1.45	$1.62

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 10 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At September 30, 2024, the Bank exceeded those thresholds.

At September 30, 2024, the Bank’s Tier 1 capital leverage ratio was 11.46%, an increase of 105 basis points from December 31, 2023, and is above the 8.00% objective. The Bank’s total capital ratio was 14.45%, an increase of 121 basis points from December 31, 2023, and also above the objective of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2024, and December 31, 2023.

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

At September 30, 2024, and December 31, 2023, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$609,778	12.86%	$331,916	7.00%	N/A	N/A
Old Second Bank	638,983	13.49	331,570	7.00	$307,887	6.50%
Total capital to risk weighted assets
Consolidated	740,371	15.62	497,689	10.50	N/A	N/A
Old Second Bank	684,576	14.45	497,443	10.50	473,755	10.00
Tier 1 capital to risk weighted assets
Consolidated	634,778	13.39	402,958	8.50	N/A	N/A
Old Second Bank	638,983	13.49	402,621	8.50	378,937	8.00
Tier 1 capital to average assets
Consolidated	634,778	11.38	223,121	4.00	N/A	N/A
Old Second Bank	638,983	11.46	223,031	4.00	278,788	5.00

December 31, 2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$547,721	11.37%	$337,207	7.00%	N/A	N/A
Old Second Bank	592,413	12.32	336,598	7.00	$312,556	6.50%
Total capital to risk weighted assets
Consolidated	677,076	14.06	505,640	10.50	N/A	N/A
Old Second Bank	636,768	13.24	504,990	10.50	480,943	10.00
Tier 1 capital to risk weighted assets
Consolidated	572,721	11.89	409,430	8.50	N/A	N/A
Old Second Bank	592,413	12.32	408,727	8.50	384,684	8.00
Tier 1 capital to average assets
Consolidated	572,721	10.06	227,722	4.00	N/A	N/A
Old Second Bank	592,413	10.41	227,632	4.00	284,540	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of September 30, 2024, the above capital measures of the Company include $951,000, which is the modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of September 30, 2024, the Bank had capacity to pay dividends of $117.0 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the nine-month period ended September 30, 2024, however the Company reclassified one states and political subdivisions security to an asset-backed security in all periods presented. During the nine-month period ended September 30, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3.

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy. Both market and income valuation approaches are utilized. Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value. The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, mortgage-backed securities (“MBS”) and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics. Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.
●	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2024, and December 31, 2023, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$194,188	$-	$-	$194,188
U.S. government agencies	-	37,976	-	37,976
U.S. government agencies mortgage-backed	-	96,413	-	96,413
States and political subdivisions	-	211,927	12,868	224,795
Collateralized mortgage obligations	-	384,271	-	384,271
Asset-backed securities	-	60,647	3,300	63,947
Collateralized loan obligations	-	189,264	-	189,264
Loans held-for-sale	-	2,447	-	2,447
Mortgage servicing rights	-	-	9,726	9,726
Interest rate derivatives [1]	-	4,576	-	4,576
Mortgage banking derivatives	-	70	-	70
Total	$194,188	$987,591	$25,894	$1,207,673

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$4,389	$-	$4,389
Total	$-	$4,389	$-	$4,389

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(98)	(706)
Included in other comprehensive income	(68)	18	-
Purchases, issuances, sales, and settlements
Purchases	1,209	-	-
Issuances	-	-	490
Settlements	(111)	(111)	(402)
Ending balance September 30, 2024	$3,300	$12,868	$9,726

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Nine Months Ended September 30, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$16,740	$6,770	$12,501	$11,189
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(99)	232
Included in other comprehensive income	168	(6)	(74)	-
Purchases, issuances, sales, and settlements
Purchases	406	-	-	-
Issuances	-	-	-	420
Settlements	(572)	-	(108)	(380)
Ending balance September 30, 2023	$1,846	$-	$12,220	$11,461

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$12,868	Discounted Cash Flow	Discount Rate	5.2 – 6.1%	6.1%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,300	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$9,726	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 38.1%	7.3%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$13,059	Discounted Cash Flow	Discount Rate	3.2 – 5.4%	4.7%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$2,270	Discounted Cash Flow	Discount Rate	5.6 – 5.6%	5.6%

Mortgage servicing rights	$10,344	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.1 – 33.0%	6.6%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. For assets measured at fair value on a nonrecurring basis at September 30, 2024, and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$42,005	$42,005
Other real estate owned, net[2]	-	-	8,202	8,202
Total	$-	$-	$50,207	$50,207

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $50.2 million and a valuation allowance of $8.2 million resulting in a decrease of specific allocations within the allowance for credit losses on loans of $2.9 million for the nine months ended September 30, 2024.

2 OREO is measured at fair value, less costs to sell, and had a net carrying amount of $8.2 million at September 30, 2024, which is made up of the outstanding balance of $8.3 million, net of a valuation allowance of $118,000.

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

Note 12 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table. Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security. The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. At September 30, 2024, and December 31, 2023, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities. The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities. The fair value of off-balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,298	$63,298	$63,298	$-	$-
Interest earning deposits with financial institutions	52,469	52,469	52,469	-	-
Securities available-for-sale	1,190,854	1,190,854	194,188	980,498	16,168
FHLBC and FRBC stock	30,205	30,205	-	30,205	-
Loans held-for-sale	2,447	2,447	-	2,447	-
Net loans	3,991,078	3,914,124	-	-	3,914,124
Mortgage servicing rights	9,726	9,726	-	-	9,726
Interest rate swap and rate cap agreements	4,499	4,499	-	4,499	-
Interest rate lock commitments and forward contracts	70	70	-	70	-
Interest receivable on securities and loans	26,682	26,682	-	26,682	-

Financial liabilities:
Noninterest bearing deposits	$1,669,000	$1,669,000	$1,669,000	$-	$-
Interest bearing deposits	2,796,424	2,790,377	-	2,790,377	-
Securities sold under repurchase agreements	53,866	53,866	-	53,866	-
Other short-term borrowings	335,000	335,000	-	335,000	-
Junior subordinated debentures	25,773	21,316	-	21,316	-
Subordinated debentures	59,446	52,154	-	52,154	-
Interest rate swap and rate cap agreements	4,375	4,375	-	4,375	-
Interest payable on deposits and borrowings	4,275	4,275	-	4,275	-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with notional amounts totaling $300.0 million as of September 30, 2024, and December 31, 2023, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of September 30, 2024, and December 31, 2023, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest income and an additional $327,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of September 30, 2024, and December 31, 2023 were $120.5 million and $104.8 million, respectively. The notional amounts of interest rate cap agreements with its loan customers were $32.9 million as of September 30, 2024, and there were no interest rate cap agreements held at December 31, 2023. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At September 30, 2024, and December 31, 2023, the Company had $3.6 million and $7.3 million of cash collateral pledged with two correspondent financial institutions, respectively. The Company held $2.6 million and $4.1 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2024 through September 30, 2024, or during 2023. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at September 30, 2024, and December 31, 2023 was $18.8 million and $8.4 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023.

Fair Value of Derivative Instruments

			September 30, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,165	Other Liabilities	2,041
Total derivatives designated as hedging instruments				2,165		2,041

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	14	153,443	Other Assets	2,334	Other Liabilities	2,334
Interest rate lock commitments and forward contracts	57	18,816	Other Assets	70	Other Liabilities	-
Other contracts	5	57,184	Other Assets	77	Other Liabilities	14
Total derivatives not designated as hedging instruments				2,481		2,348

			December 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,576	Other Liabilities	5,598
Total derivatives designated as hedging instruments				2,576		5,598

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	104,777	Other Assets	2,726	Other Liabilities	2,726
Interest rate lock commitments and forward contracts	24	8,375	Other Assets	(10)	Other Liabilities	-
Other contracts	4	44,790	Other Assets	89	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,805		2,726

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives totaled $88,000 as of September 30, 2024, and the loss recognized in AOCI totaled $3.8 million as of September 30, 2023. The amount of the loss reclassified from AOCI to net interest income on the income statement was $4.8 million for the nine months ended September 30, 2024, and $3.9 million for the nine months ended September 30, 2023.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2024, and December 31, 2023.

The following table is a summary of letter of credit commitments:

	September 30, 2024			December 31, 2023
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$188	$16,240	$16,428	$173	$16,621	$16,794
Performance standby	552	10,784	11,336	562	13,689	14,251
	740	27,024	27,764	735	30,310	31,045
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$740	$27,091	$27,831	$735	$30,377	$31,112

Unused loan commitments:	$153,788	$623,748	$777,536	$140,305	$694,960	$835,265

As of September 30, 2024, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the third quarter of 2024, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.5 million. The resultant increase in the ACL for unfunded commitments of $2,000 for the third quarter of 2024, compared to the second quarter of 2024, is primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, and our financial condition at September 30, 2024, compared to December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2024 and 2023 amounts are unaudited.

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

On August 27, 2024, we announced that Old Second National Bank and First Merchants Bank (“FRME”), headquartered in Muncie, Indiana, had entered into a Purchase and Assumption Agreement where the Bank will purchase five Illinois branches of First Merchants, located in the southeast Chicago metropolitan statistical area. This purchase will result in the Bank assuming approximately $304.0 million in deposits and purchasing approximately $12.0 million in branch-related loans, with fixed assets and cash also acquired.  The acquisition of the five branches is anticipated to close late in the fourth quarter of 2024.

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

As of September 30, 2024, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the third quarter of 2024 was $23.0 million, or $0.50 per diluted share, compared to $24.3 million, or $0.54 per diluted share, for the third quarter of 2023. The reduction in net income was primarily due to a decrease in net interest and dividend income of $2.5 million year over year driven by a $4.3 million increase to interest expense as a result of higher interest rates offered on deposits, partially offset by increased interest and dividend income of $1.8 million and lower short-term borrowing expense. Also contributing to the decrease in net income compared to the prior year like quarter was an increase in noninterest expenses of $1.9 million, partially offset by a decrease in provision for credit losses of $1.0 million, an increase in noninterest income of $704,000, and a decrease in provision for income taxes of $1.2 million. Adjusted net income, a non-GAAP financial measure that excludes certain nonrecurring items, as applicable, was $23.3 million for the third quarter of 2024, compared to $21.0 million for the second quarter of 2024, and $24.8 million for the third quarter of 2023.

Net income for the nine months ended September 30, 2024 was $66.2 million, or $1.45 per diluted share, compared to $73.5 million, or $1.62 per diluted share, for the nine months ended September 30, 2023. Adjusted net income was $65.6 million for the nine months ended September 30, 2024, compared to $73.8 million for the nine months ended September 30, 2023. See the discussion entitled “Non-GAAP Financial Measures” on page 43, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
Net Income
Income before income taxes (GAAP)	$29,851	$29,190	$32,484	$87,584	$99,470
Pre-tax income adjustments:
Death benefit related to BOLI	(12)	(893)	-	(905)	-
Merger related costs, net of gains on branch sales	471	-	-	471	(277)
Liquidation and deconversion costs on Visa credit card portfolio	-	-	629	-	629
Adjusted net income before taxes	30,310	28,297	33,113	87,150	99,822
Taxes on adjusted net income	7,009	7,299	8,307	21,539	26,051
Adjusted net income (non-GAAP)	$23,301	$20,998	$24,806	$65,611	$73,771

Basic earnings per share (GAAP)	$0.52	$0.48	$0.55	$1.48	$1.65
Diluted earnings per share (GAAP)	0.50	0.48	0.54	1.45	1.62
Adjusted basic earnings per share (non-GAAP)	0.52	0.46	0.55	1.46	1.65
Adjusted diluted earnings per share (non-GAAP)	0.51	0.46	0.55	1.44	1.63

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended September 30, 2024, compared to the like period ended September 30, 2023:

●	Net interest and dividend income was $60.6 million for the third quarter of 2024, compared to $63.0 million for the third quarter of 2023. The reduction in net interest and dividend income in the third quarter of 2024 was primarily due to higher deposit costs, partially offset by higher loan yields.

●	We recorded a net provision for credit losses of $2.0 million in the third quarter of 2024, driven by the downgrade of two credits resulting in a higher specific allocation, as well as a slight upward adjustment to unemployment assumptions within the macro-economic forecast. These negative trends were offset, however, by upgrades and payoffs on credits that carried higher loss rates during the third quarter of 2024, resulting in net recoveries of $155,000. Further, we recorded a $2,000 provision for credit losses on unfunded commitments based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $3.0 million in the third quarter of 2023.

●	Noninterest income was $10.6 million for the third quarter of 2024, compared to $9.9 million for the third quarter of 2023. Contributing to the higher noninterest income was a $312,000 increase in wealth management income, a $571,000 increase in other income, and $1,000 of security losses in the third quarter of 2024, compared to $924,000 in securities losses in the third quarter of 2023. These increases were partially offset by a decrease of $1.2 million in mortgage banking revenue driven by mark to market losses on mortgage servicing rights.

●	Noninterest expense was $39.3 million for the third quarter of 2024, compared to $37.4 million for the third quarter of 2023, an increase of $1.9 million, or 5.0%. Contributing to the increase in noninterest expense in the third quarter of 2024 was higher salaries and employee benefits as well as increases in occupancy, furniture and equipment, computer and data processing, and advertising expense. Partially offsetting the increase in noninterest expense was a reduction in other expenses for the year over year quarters.

●	We had a provision for income tax expense of $6.9 million for the third quarter of 2024, compared to a provision for income tax expense of $8.1 million for the third quarter of 2023. The effective tax rate for these two periods was 23.1% and 25.1%, respectively. The reduction in the effective tax rate in the third quarter of 2024 reflects the new state of Illinois ruling regarding tax rate apportionment factors related to income generated from securities or loans originated in other states.

●	As of September 30, 2024, we experienced a decrease of $51.9 million in total loans compared to the year ended December 31, 2023, and a decrease of $38.5 million in total loans compared to September 30, 2023. The fourth quarter is historically a slower period for loan originations; however, we believe we are positioned for loan growth in 2025, though likely at a slower pace than in recent years, as we continue to serve our customers’ needs in a competitive economic environment. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans decreased $15.4 million as of September 30, 2024, compared to December 31, 2023, and decreased $9.9 million compared to September 30, 2023. The reduction in nonaccrual loans in the third quarter of 2024, compared to December 31, 2023, was primarily due to $9.3 million of net charge-offs year to date, primarily due to two charge-offs totaling $5.1 million for a large healthcare loan and two charge-offs totaling $4.1 million for two CRE-investor loans, as well as $17.8 million of paid off loans, and four loans totaling $4.7 million that were transferred to OREO. The decrease in nonaccrual loans year over year is due to various large charge-offs, larger transfers to OREO, and an increase in paid off loans over the last twelve months, primarily related to the CRE-Investor portfolio, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 1.3% as of September 30, 2024, compared to 1.7% as of December 31, 2023, and 1.6% as of September 30, 2023. Classified assets decreased to $121.0 million as of September 30, 2024, which is $16.9 million, or 12.2%, less than December 31, 2023, and $32.6 million, or 21.2%, less than September 30, 2023.

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

Results of Operations

Overview

Three months ended September 30, 2024 and 2023

Our income before taxes was $29.9 million in the third quarter of 2024 compared to $32.5 million in the third quarter of 2023. This decrease in pretax income was primarily due to a $2.5 million decrease in net interest and dividend income and a $1.9 million increase in noninterest expenses. Income before taxes was positively impacted by a $1.0 million decrease in provision for credit losses, and a $704,000 increase in noninterest income, primarily due to a minimal loss on the call of a security in the third quarter of 2024 compared to $924,000 of security losses, net, in the third quarter of 2023, as well as a $571,000 increase in other income. The noninterest expense increase of $1.9 million is primarily due to a $1.6 million increase in salary and employee benefits expense, a $370,000 increase in occupancy, furniture and equipment, a $453,000 increase in computer and data processing expenses primarily due to First Merchants acquisition related costs, a $206,000 increase in advertising expense, and a $269,000 increase in OREO related expenses. Our net income was $23.0 million, or $0.50 per diluted share, for the third quarter of 2024, compared to net income of $24.3 million, or $0.54 per diluted share, for the third quarter of 2023. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, controlled expenses in an inflationary environment, and actively managed daily liquidity. Furthermore, we continue to possess strong liquidity metrics and a short duration securities portfolio for short term funding needs.

Net interest and dividend income was $60.6 million in the third quarter of 2024, compared to $63.0 million in the third quarter of 2023. The $2.5 million decrease was driven by an increase in deposit interest expense in the third quarter of 2024, compared to the third quarter of 2023, primarily due to exception pricing on deposit accounts and product migration into term deposits. Partially offsetting the decrease in net interest and dividend income during the third quarter of 2024, compared to the like quarter a year ago, was higher loan interest income due to the effect of higher market interest rates on our portfolio coupled with lower short-term borrowing expense on lower average FHLB advances.

Nine months ended September 30, 2024 and 2023

Our income before taxes was $87.6 million for the nine months ended September 30, 2024, compared to $99.5 million for the nine months ended September 30, 2023. This decrease in pretax income was primarily due to a $10.6 million decrease in net interest and dividend income, a $749,000 increase in provision for credit losses, and a $7.3 million increase in noninterest expenses. These changes were partially offset by a $6.8 million increase in noninterest income, primarily due to no net security gains or losses in the first nine months of 2024, compared to $4.1 million of security losses, net, recorded in the first nine months of 2023, a $1.3 million increase in the cash surrender value of BOLI, and a $905,000 death benefit realized on BOLI. Our net income was $66.2 million, or $1.45 per diluted share, for the nine months ended September 30, 2024, compared to net income of $73.5 million, or $1.62 per diluted share, for the same period of 2023.

Net interest and dividend income was $180.1 million for the nine months ended September 30, 2024, compared to $190.7 million for the same period of 2023. The $10.6 million decrease was primarily driven by an increase in interest expense in the first nine months of 2024, compared to the first nine months of 2023, due to a rise in deposit interest rates stemming from exception pricing on deposit accounts. Also contributing to the decrease in net interest and dividend income was a $4.0 million decrease in securities related income due to the year over year decrease in the securities portfolio. Higher interest expenses were partially offset by the effect of higher market interest rates on our loan portfolio, which contributed to the $7.9 million increase in loan related income year over year. Also mitigating the decrease in net interest and dividend income year over year was a reduction in overall borrowing expense derived from our redemption of senior notes and subordinated debt in 2023 and the decrease in average short-term borrowing.

Net Interest Income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, such as loans and investment securities, accretion income on purchased loans, dividend income earned on certain equity investments, and interest incurred on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates. Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.

Three months ended September 30, 2024 and 2023

The increased yield of 16 basis points on interest earning assets compared to the linked period was driven by repricing within the loan and taxable securities portfolios. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of 34 basis points on interest earning assets was primarily driven by overall increases to benchmark interest rates over the past twelve months, primarily impacting variable rate loans and securities. Average balances of securities available for sale decreased $121.3 million in the third quarter of 2024 compared to the prior year like quarter, while the tax equivalent yield on the securities available for sale portfolio increased 38 basis points year over year due to variable security rate resets.  Although average balances of loans and loans held-for-sale decreased $44.1 million, the tax equivalent yield on the loan portfolio increased 28 basis points in the year over year like quarters.

Average balances of interest-bearing deposit accounts have declined since the second quarter of 2024, from $2.81 billion to $2.79 billion. The decline was driven by NOW and savings accounts while average balances on time deposits increased due to CD rate specials. We have continued to control the cost of funds over the periods reflected by slowing the pace of change; however, the rate of overall interest-bearing deposits increased to 148 basis points for the quarter ended September 30, 2024, from 133 basis points for the quarter ended June 30, 2024, and from 65 basis points for the quarter ended September 30, 2023. A 17 basis point increase in the cost of money market funds for the quarter ended September 30, 2024 compared to the prior linked quarter, and a 90 basis point increase compared to the prior year like quarter were both due to select deposit account exception pricing, and drove a significant portion of the overall increase. Although there was a decrease in transactional account average balances from the prior year like quarter for NOW and savings accounts, average rates paid on these balances increased. Average rates paid on time deposits for the quarter ended September 30, 2024 increased by 11 basis points and 169 basis points in the quarter over linked quarter and year over year quarters, respectively, primarily due to CD rate specials we offered.  Average balances on time deposits increased $185.4 million in the year over year quarters, and the growth in rates and average balances resulted in an increase to interest expense on time deposits of $3.6 million.

Borrowing costs increased in the third quarter of 2024, compared to the second quarter of 2024, primarily due to the $62.6 million increase in average other short-term borrowings stemming from an increase in average daily FHLB advances over the prior quarter. The decrease of $121.7 million year over year of average FHLB advances was based on daily liquidity needs, and was the primary driver of the $1.7 million decrease to interest expense on other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented.

Our net interest margin, for both GAAP and TE presentations, was relatively static over the periods presented above. The impact of the Federal Reserve Bank (Federal Open Market Committee, or “FOMC”) fed funds rate reduction made in mid-September 2024 will not have a material impact on our financials until 30-, 60-, and 90-day rate resets are reached on our securities and loans, and deposit exception pricing is lowered. Our net interest margin (GAAP) increased two basis points to 4.62% for the third quarter of 2024, compared to 4.60% for the second quarter of 2024, and decreased two basis points compared to 4.64% for the third quarter of 2023. Our net interest margin (TE) increased one basis point to 4.64% for the third quarter of 2024, compared to 4.63% for the second quarter of 2024, and decreased two basis points compared to 4.66% for the third quarter of 2023. The increase in the third quarter of 2024, compared to the prior quarter, was driven by market interest rates as well as the composition of assets and liabilities as interest income and expense both increased compared to the prior quarter while there was only a $2.9 million increase in interest earning assets. The net interest margin decrease in the third quarter of 2024, compared to the prior year like quarter, is primarily due to an increase in market interest rates, and the related increase in costs of interest-bearing deposits. See the discussion entitled “Non-GAAP Financial Measures” and the table on page 49 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Nine months ended September 30, 2024 and 2023

The year over year increase of 34 basis points on interest earning assets was driven by increases to benchmark interest rates over the past twelve months. The securities portfolio was primarily impacted by maturities and paydowns of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio. Average securities available-for-sale decreased $221.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to maturities, paydowns, and strategic sales. Due to market interest rate increases year over year, securities available-for-sale interest income yields were slightly higher in the nine months ended September 30, 2024; however, the decrease in balances resulted in a reduction of tax equivalent securities income to $30.7 million for the nine months ended September 30, 2024, compared to $34.7 million for the like 2023 period. Average loans, including loans held for sale, decreased $13.3 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The rising interest rate environment resulted in $189.4 million of loan and dividend interest income in the nine months ended September 30, 2024, compared to $181.5 million in the like 2023 period.

Average balances of interest bearing deposit accounts have decreased steadily since September 30, 2023, compared to the nine months ended September 30, 2024, from $2.89 billion to $2.79 billion, with these decreases reflected in all categories other than time deposits. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing by 90 basis points to 133 basis points from 43 basis points as of September 30, 2023. A 102 basis point increase in the cost of money market funds as of September 30, 2024, compared to September 30, 2023, was due to select deposit account exception pricing and drove a significant portion of the overall increase. Interest expense paid on time deposits also contributed to the increase in cost of deposits year over year, as the cost of average time deposits increased 206 basis points to 320 basis points for the nine months ended September 30, 2024, compared to 114 basis points for the nine months ended September 30, 2023, primarily due to CD rate specials we offered.

Market rates associated with borrowings increased in the nine months ended September 30, 2024, compared to the like prior year period. Our borrowing interest expense was controlled over the past twelve months due to lower FHLB advance volumes and the redemption of senior notes and notes payable in 2023. Subordinated and junior subordinated debt interest expense remained flat over the periods presented. Senior notes had the most significant interest expense decrease year over year, as we redeemed all of the $45.0 million senior notes, net of deferred issuance costs, in June 2023, resulting in senior notes having no balance after that time. In February 2023, we paid off the remaining balance of $9.0 million on the original $20.0 million term note issued in 2020, resulting in notes payable and other borrowings having no balance after that time.

Our net interest margin (GAAP) decreased seven basis points to 4.59% for the nine months ended September 30, 2024, compared to 4.66% for the nine months ended September 30, 2023. Our net interest margin (TE) decreased six basis points to 4.62% for the nine months ended September 30, 2024, compared to 4.68% for the nine months ended September 30, 2023. The decrease in the current period, compared to the prior year like period, is primarily due to higher interest expense related to the current interest rate environment and its effect on interest bearing deposits.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$48,227	$616	5.08	$50,740	$625	4.95	$49,737	$659	5.26
Securities:
Taxable	1,010,379	9,113	3.59	1,016,187	8,552	3.38	1,125,688	8,946	3.15
Non-taxable (TE)[1]	163,569	1,634	3.97	163,243	1,636	4.03	169,523	1,687	3.95
Total securities (TE)[1]	1,173,948	10,747	3.64	1,179,430	10,188	3.47	1,295,211	10,633	3.26
FHLBC and FRBC Stock	30,268	497	6.53	27,574	584	8.52	35,954	597	6.59
Loans and loans held-for-sale[1,2]	3,966,717	64,566	6.48	3,958,504	62,180	6.32	4,010,859	62,705	6.20
Total interest earning assets	5,219,160	76,426	5.83	5,216,248	73,577	5.67	5,391,761	74,594	5.49
Cash and due from banks	54,279	-	-	54,286	-	-	57,279	-	-
Allowance for credit losses on loans	(42,683)	-	-	(43,468)	-	-	(54,581)	-	-
Other noninterest bearing assets	384,386	-	-	388,392	-	-	384,059	-	-
Total assets	$5,615,142			$5,615,458			$5,778,518

Liabilities and Stockholders' Equity
NOW accounts	$553,906	$714	0.51	$570,523	$639	0.45	$576,138	$440	0.30
Money market accounts	693,315	3,260	1.87	691,214	2,915	1.70	720,488	1,767	0.97
Savings accounts	895,086	886	0.39	934,161	763	0.33	1,027,987	351	0.14
Time deposits	651,663	5,539	3.38	610,705	4,961	3.27	466,250	1,982	1.69
Interest bearing deposits	2,793,970	10,399	1.48	2,806,603	9,278	1.33	2,790,863	4,540	0.65
Securities sold under repurchase agreements	45,420	93	0.81	37,430	83	0.89	24,945	27	0.43
Other short-term borrowings	305,489	4,185	5.45	242,912	3,338	5.53	427,174	5,840	5.42
Junior subordinated debentures	25,773	270	4.17	25,773	288	4.49	25,773	245	3.77
Subordinated debentures	59,436	547	3.66	59,414	546	3.70	59,350	547	3.66
Senior notes	-	-	-	-	-	-	-	-	-
Notes payable and other borrowings	-	-	-	-	-	-	-	-	-
Total interest bearing liabilities	3,230,088	15,494	1.91	3,172,132	13,533	1.72	3,328,105	11,199	1.34
Noninterest bearing deposits	1,691,450	-	-	1,769,543	-	-	1,867,201	-	-
Other liabilities	54,453	-	-	68,530	-	-	53,164	-	-
Stockholders' equity	639,151	-	-	605,253	-	-	530,048	-	-
Total liabilities and stockholders' equity	$5,615,142			$5,615,458			$5,778,518
Net interest income (GAAP)		$60,578			$59,690			$63,030
Net interest margin (GAAP)			4.62			4.60			4.64

Net interest income (TE)[1]		$60,932			$60,044			$63,395
Net interest margin (TE)[1]			4.64			4.63			4.66
Interest bearing liabilities to earning assets	61.89%			60.81%			61.73%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024 and 2023.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 49, and includes loan fee expense of $155,000 for the third quarter of 2024, $936,000 for the second quarter of 2024, and $780,000 for the third quarter of 2023. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2024			2023
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,015	$1,851	5.04	$49,787	$1,887	5.07
Securities:
Taxable	1,014,211	25,757	3.39	1,228,576	29,611	3.22
Non-taxable (TE)[1]	164,526	4,923	4.00	171,825	5,072	3.95
Total securities (TE)[1]	1,178,737	30,680	3.48	1,400,401	34,683	3.31
Dividends from FHLBC and FRBC	29,882	1,716	7.67	31,670	1,273	5.37
Loans and loans held-for-sale [1,2]	3,981,478	189,444	6.36	3,994,804	181,524	6.08
Total interest earning assets	5,239,112	223,691	5.70	5,476,662	219,367	5.36
Cash and due from banks	54,366	-	-	56,211	-	-
Allowance for credit losses on loans	(43,479)	-	-	(52,505)	-	-
Other noninterest bearing assets	385,700	-	-	382,077	-	-
Total assets	$5,635,699			$5,862,445

Liabilities and Stockholders' Equity
NOW accounts	$559,404	$2,182	0.52	$592,617	$995	0.22
Money market accounts	691,515	8,750	1.69	772,011	3,840	0.67
Savings accounts	929,173	2,282	0.33	1,075,374	614	0.08
Time deposits	607,107	14,541	3.20	445,926	3,802	1.14
Interest bearing deposits	2,787,199	27,755	1.33	2,885,928	9,251	0.43
Securities sold under repurchase agreements	37,666	262	0.93	27,178	43	0.21
Other short-term borrowings	293,577	12,080	5.50	344,341	13,345	5.18
Junior subordinated debentures	25,773	838	4.34	25,773	805	4.18
Subordinated debentures	59,414	1,639	3.68	59,329	1,639	3.69
Senior note	-	-	-	29,414	2,408	10.95
Notes payable and other borrowings	-	-	-	1,780	87	6.53
Total interest bearing liabilities	3,203,629	42,574	1.78	3,373,743	27,578	1.09
Noninterest bearing deposits	1,759,905	-	-	1,929,653	-	-
Other liabilities	60,978	-	-	50,965	-	-
Stockholders' equity	611,187	-	-	508,084	-	-
Total liabilities and stockholders' equity	$5,635,699			$5,862,445
Net interest income (GAAP)		$180,051			$190,696
Net interest margin (GAAP)			4.59			4.66

Net interest income (TE)[1]		$181,117			$191,789
Net interest margin (TE)[1]			4.62			4.68
Interest bearing liabilities to earning assets	61.15%			61.60%

1Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024 and 2023.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 49, and includes fee expense of $2.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2024	2024	2023	2024	2023

Interest income (GAAP)	$76,072	$73,223	$74,229	$222,625	$218,274
Taxable-equivalent adjustment:
Loans	11	10	11	32	28
Securities	343	344	354	1,034	1,065
Interest and dividend income (TE)	76,426	73,577	74,594	223,691	219,367
Interest expense (GAAP)	15,494	13,533	11,199	42,574	27,578
Net interest income (TE)	$60,932	$60,044	$63,395	$181,117	$191,789
Net interest income (GAAP)	$60,578	$59,690	$63,030	$180,051	$190,696
Average interest earning assets	$5,219,160	$5,216,248	$5,391,761	$5,239,112	$5,476,662
Net interest margin (TE)	4.64%	4.63%	4.66%	4.62%	4.68%
Net interest margin (GAAP)	4.62%	4.60%	4.64%	4.59%	4.66%

Noninterest Income

Three months ended September 30, 2024 and 2023

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2024
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2024	2024	2023	2024	2023
Wealth management	$2,787	$2,779	$2,475	0.3	12.6
Service charges on deposits	2,646	2,508	2,504	5.5	5.7
Residential mortgage banking revenue
Secondary mortgage fees	84	65	66	29.2	27.3
MSRs mark to market (loss) gain	(964)	(238)	281	(305.0)	(443.1)
Mortgage servicing income	466	513	519	(9.2)	(10.2)
Net gain on sales of mortgage loans	507	468	407	8.3	24.6
Total residential mortgage banking revenue	93	808	1,273	(88.5)	(92.7)
Securities losses, net	(1)	-	(924)	N/M	(99.9)
Change in cash surrender value of BOLI	860	820	919	4.9	(6.4)
Death benefit realized on BOLI	12	893	-	(98.7)	N/M
Card related income	2,589	2,577	2,606	0.5	(0.7)
Other income	1,595	742	1,024	115.0	55.8
Total noninterest income	$10,581	$11,127	$9,877	(4.9)	7.1

N/M – Not meaningful.

Noninterest income decreased $546,000, or 4.9%, in the third quarter of 2024, compared to the second quarter of 2024, and increased $704,000, or 7.1%, compared to the third quarter of 2023. The decrease from the second quarter of 2024 was primarily driven by a $715,000 decrease in residential mortgage banking revenue primarily due to a decline of $726,000 in MSRs mark to market valuation. The second quarter of 2024 included a realized BOLI death benefit of $893,000, and in third quarter, we received a $12,000 true-up payment. Partially offsetting the decrease in noninterest income from the prior quarter was an $853,000 increase in other income primarily due to a $245,000 refund received from a vendor with whom we cancelled services, $155,000 from recognition of a refund related to the advance reserves held for our VISA card portfolio which was sold in 2022, and $78,000 related to an incentive bonus from a vendor for certain transactional levels being attained.

The increase in noninterest income of $704,000 in the third quarter of 2024, compared to the third quarter of 2023, is primarily due to a $312,000 increase in wealth management income primarily due to growth in advisory fees from new customers and market value increases, a minimal loss on the call of securities in the third quarter of 2024 compared to losses on the sale of securities of $924,000 in the third quarter of 2023, and a $571,000 increase in other income due to a $245,000 refund received from a vendor due to cancellation of services, a refund of $155,000 related to the sold VISA credit card portfolio’s advance reserves, and a $78,000 incentive bonus from a vendor based on certain transactional levels which were attained. These increases were partially offset by a decrease in residential mortgage banking revenue mainly due to a reduction of $1.2 million in MSRs mark to market valuation.

Nine months ended September 30, 2024 and 2023

Noninterest Income	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Percent
	2024	2023	Change
Wealth management	$8,127	$7,203	12.8
Service charges on deposits	7,569	7,290	3.8
Residential mortgage banking revenue
Secondary mortgage fees	199	201	(1.0)
MSRs mark to market loss	(1,108)	(148)	(648.6)
Mortgage servicing income	1,467	1,534	(4.4)
Net gain on sales of mortgage loans	1,289	1,111	16.0
Total residential mortgage banking revenue	1,847	2,698	(31.5)
Securities gains (losses), net	-	(4,146)	(100.0)
Change in cash surrender value of BOLI	2,852	1,579	80.6
Death benefit realized on BOLI	905	-	N/M
Card related income	7,542	7,540	0.0
Other income	3,367	3,286	2.5
Total noninterest income	$32,209	$25,450	26.6

N/M – Not meaningful.

Noninterest income increased $6.8 million, or 26.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was primarily driven by no security gains or losses, compared to $4.1 million of security losses, net, in the prior year like period, a $1.3 million increase in the cash surrender value of BOLI due to market interest rate changes, a $905,000 death benefit realized on BOLI, a $924,000 increase in wealth management income primarily due to an increase in advisory fees, and a $279,000 increase in service charges on deposits. Partially offsetting these increases was a $851,000 decrease in mortgage banking revenue, primarily due to a $960,000 increase in MSRs mark to market losses.

Noninterest Expense

Three months ended September 30, 2024 and 2023

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2024
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2024	2024	2023	2024	2023
Salaries	$17,665	$17,997	$17,279	(1.8)	2.2
Officers' incentive	2,993	1,482	2,773	102.0	7.9
Benefits and other	4,018	3,945	3,063	1.9	31.2
Total salaries and employee benefits	24,676	23,424	23,115	5.3	6.8
Occupancy, furniture and equipment expense	3,876	3,899	3,506	(0.6)	10.6
Computer and data processing	2,375	2,184	1,922	8.7	23.6
FDIC insurance	632	616	744	2.6	(15.1)
Net teller & bill paying	570	578	534	(1.4)	6.7
General bank insurance	320	312	300	2.6	6.7
Amortization of core deposit intangible asset	570	574	616	(0.7)	(7.5)
Advertising expense	299	472	93	(36.7)	221.5
Card related expense	1,458	1,323	1,347	10.2	8.2
Legal fees	202	238	97	(15.1)	108.2
Consulting & management fees	480	797	549	(39.8)	(12.6)
Other real estate owned expense, net	242	(87)	(27)	N/M	N/M
Other expense	3,608	3,547	4,627	1.7	(22.0)
Total noninterest expense	$39,308	$37,877	$37,423	3.8	5.0
Efficiency ratio (GAAP)[1]	53.38%	53.29%	50.08%
Adjusted efficiency ratio (non-GAAP)[2]	52.31%	52.68%	48.82%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefits realized on BOLI, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 53 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2024 increased $1.4 million, or 3.8%, compared to the second quarter of 2024, and increased $1.9 million, or 5.0%, compared to the third quarter of 2023. The increase in the third quarter of 2024 compared to the second quarter of 2024 was attributable to a $1.3 million increase in salaries and employee benefits, with increases reflected primarily in officers’ incentives due to a higher projection of year end accruals based on our bank’s performance, and deferred executive compensation due to changes in market interest rates. Also contributing to the growth in noninterest expense in the third quarter of 2024 was a $191,000 increase in computer and data processing expenses, primarily due to transaction-related costs incurred related to our pending purchase of five bank branches from FRME, and a $329,000 increase in other real estate owned expense, net, as a gain of $259,000 was recorded on an OREO sale in the second quarter of 2024; no like gain was recorded in the third quarter of 2024. Partially offsetting the increases in noninterest expense in the third quarter of 2024 compared to the second quarter of 2024 was a $173,000 decrease in advertising expense primarily due to an overdraft disclosure mailed to retail deposit customers during the second quarter of 2024, and a $317,000 decrease in consulting & management fees as the second quarter of 2024 included costs of a one-time compliance review project.

The year over year increase in noninterest expense for the third quarter of 2024 is primarily attributable to a $1.6 million increase in salaries and employee benefits, primarily due to increases in annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Also contributing to the increase was a $370,000 increase in occupancy, furniture and equipment due to facilities improvements year over year, a $453,000 increase in computer and data processing primarily due to transaction-related costs incurred related to our pending branch purchase from FRME, a $206,000 increase in advertising expense, a $105,000 increase in legal fees largely from merger-related costs, and a $269,000 increase in OREO related expenses. Partially offsetting the increases in noninterest expense in the third quarter of 2024, compared to the third quarter of 2023, was a $1.0 million decrease in other expenses primarily due to $629,000 of liquidation costs recorded in the third quarter of 2023 from the September 2023 Visa credit card portfolio servicing deconversion.

Nine months ended September 30, 2024 and 2023

Noninterest Expense	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Percent
	2024	2023	Change
Salaries	$53,309	$49,676	7.3
Officers' incentive	6,623	6,997	(5.3)
Benefits and other	12,480	10,488	19.0
Total salaries and employee benefits	72,412	67,161	7.8
Occupancy, furniture and equipment expense	11,702	10,620	10.2
Computer and data processing	6,814	4,986	36.7
FDIC insurance	1,915	2,122	(9.8)
Net teller & bill paying	1,669	1,551	7.6
General bank insurance	941	911	3.3
Amortization of core deposit intangible asset	1,724	1,858	(7.2)
Advertising expense	963	338	184.9
Card related expense	4,058	3,785	7.2
Legal fees	666	699	(4.7)
Consulting & management fees	1,613	1,859	(13.2)
Other real estate owned expense, net	201	181	11.0
Other expense	10,748	12,104	(11.2)
Total noninterest expense	$115,426	$108,175	6.7
Efficiency ratio (GAAP)[1]	53.42%	48.15%
Adjusted efficiency ratio (non-GAAP)[2]	52.69%	47.66%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefits realized on BOLI, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 54 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2024, increased $7.3 million, or 6.7%, compared to the nine months ended September 30, 2023, primarily due to a $5.3 million increase in salaries and employee benefits due to higher annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Computer and data processing increased $1.8 million as credits were received from our core data provider in the prior year period, and the 2024 year to date period includes acquisition-related costs related to the FRME transaction. Occupancy, furniture and equipment increased $1.1 million, or 10.2%, as multiple branch improvements and office updates were completed over the past year. Advertising expenses increased $625,000 primarily due to a new overdraft disclosure mailed to retail deposit customers in 2024. In addition, card related expense increased $273,000 primarily due to additional customer volumes. Partially offsetting these increases was a $1.4 million decrease in other expenses driven by $833,000 liquidation fees incurred on the VISA portfolio sale recorded in 2023, which was not incurred in 2024.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2024	2024	2023	2024	2024	2023
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$39,308	$37,877	$37,423	$39,308	$37,877	$37,423
Less amortization of core deposit	570	574	616	570	574	616
Less other real estate expense, net	242	(87)	(27)	242	(87)	(27)
Less merger related costs, net of gains on branch sales	N/A	N/A	N/A	471	-	-
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	N/A	-	-	629
Noninterest expense less adjustments	$38,496	$37,390	$36,834	$38,025	$37,390	$36,205

Net interest income	$60,578	$59,690	$63,030	$60,578	$59,690	$63,030
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	11	10	11
Securities	N/A	N/A	N/A	343	344	354
Net interest income including adjustments	60,578	59,690	63,030	60,932	60,044	63,395
Noninterest income	10,581	11,127	9,877	10,581	11,127	9,877
Less death benefit related to BOLI	12	893	-	12	893	-
Less securities losses	(1)	-	(924)	(1)	-	(924)
Less MSRs mark to market (losses) gains	(964)	(238)	281	(964)	(238)	281
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	232	456	245
Noninterest income (excluding) / including adjustments	11,534	10,472	10,520	11,766	10,928	10,765

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$72,112	$70,162	$73,550	$72,698	$70,972	$74,160
Efficiency ratio / Adjusted efficiency ratio	53.38%	53.29%	50.08%	52.31%	52.68%	48.82%

N/A - not applicable

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$115,426	$108,175	$115,426	$108,175
Less amortization of core deposit intangible	1,724	1,858	1,724	1,858
Less other real estate expense, net	201	181	201	181
Less merger related costs, net of gains on branch sales	N/A	N/A	471	(277)
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	-	629
Noninterest expense less adjustments	$113,501	$106,136	$113,030	$105,784

Net interest income	$180,051	$190,696	$180,051	$190,696
Taxable-equivalent adjustment:
Loans	N/A	N/A	32	28
Securities	N/A	N/A	1,034	1,065
Net interest income including adjustments	180,051	190,696	181,117	191,789
Noninterest income	32,209	25,450	32,209	25,450
Less death benefit related to BOLI	905	-	905	-
Less securities gains (losses), net	-	(4,146)	-	(4,146)
Less MSRs mark to market losses	(1,108)	(148)	(1,108)	(148)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	999	420
Noninterest income (excluding) / including adjustments	32,412	29,744	33,411	30,164

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$212,463	$220,440	$214,528	$221,953
Efficiency ratio / Adjusted efficiency ratio	53.42%	48.15%	52.69%	47.66%

N/A - not applicable

Income Taxes

We recorded income tax expense of $6.9 million for the third quarter of 2024 on $29.9 million of pretax income, compared to income tax expense of $7.3 million on $29.2 million of pretax income in the second quarter of 2024, and income tax expense of $8.1 million on $32.5 million of pretax income in the third quarter of 2023. Our effective tax rate was 23.1% in the third quarter of 2024, 25.0% for the second quarter of 2024, and 25.1% for the third quarter of 2023. The reduction in the effective tax rate in the third quarter of 2024 reflects the new state of Illinois ruling regarding tax rate apportionment factors related to income generated from securities or loans originated in other states.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended September 30, 2024. We had no valuation reserve on the deferred tax assets as of September 30, 2024.

Financial Condition

Total assets decreased $51.0 million to $5.67 billion at September 30, 2024, from $5.72 billion at December 31, 2023, due primarily to the decrease of $51.9 million in total loans and a $9.0 million decrease in deferred tax assets. Deferred tax assets decreased $9.0 million driven by changes in other accumulated comprehensive income. The decrease in loans was partially offset by an increase in cash and cash equivalents of $15.6 million, increases in premises and equipment of $3.5 million with the build out of a new corporate facility and branches, and an increase in other real estate owned of $3.1 million due to four additions. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.47 billion at September 30, 2024, a decrease of $105.3 million from December 31, 2023.

				September 30, 2024
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Securities available-for-sale, at fair value
U.S. Treasuries	$194,188	$169,574	$216,777	14.5	(10.4)
U.S. government agencies	37,976	56,959	55,821	(33.3)	(32.0)
U.S. government agencies mortgage-backed	96,413	106,370	104,569	(9.4)	(7.8)
States and political subdivisions	224,795	227,065	218,254	(1.0)	3.0
Corporate bonds	-	-	4,961	N/M	(100.0)
Collateralized mortgage obligations	384,271	392,544	386,679	(2.1)	(0.6)
Asset-backed securities	63,947	68,436	68,762	(6.6)	(7.0)
Collateralized loan obligations	189,264	171,881	173,795	10.1	8.9
Total securities	$1,190,854	$1,192,829	$1,229,618	(0.2)	(3.2)

N/M – Not meaningful.

Securities available-for-sale decreased $2.0 million as of September 30, 2024, compared to December 31, 2023, and decreased $38.8 million compared to September 30, 2023. The decrease in the portfolio during year to date 2024 was driven by paydowns totaling $106.0 million, securities sales totaling $5.3 million, and maturities totaling $97.0 million, partially offset by $180.6 million in purchases and a $27.9 million reduction in unrealized losses on securities available-for-sale. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				September 30, 2024
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Commercial	$814,668	$841,697	$834,877	(3.2)	(2.4)
Leases	458,317	398,223	354,827	15.1	29.2
Commercial real estate – investor	1,045,060	1,034,424	1,047,122	1.0	(0.2)
Commercial real estate – owner occupied	718,265	796,538	809,050	(9.8)	(11.2)
Construction	206,458	165,380	202,546	24.8	1.9
Residential real estate – investor	50,332	52,595	53,762	(4.3)	(6.4)
Residential real estate – owner occupied	208,227	226,248	227,446	(8.0)	(8.4)
Multifamily	375,394	401,696	372,020	(6.5)	0.9
HELOC	102,611	103,237	102,055	(0.6)	0.5
Other [1]	11,746	22,915	25,838	(48.7)	(54.5)
Total loans	$3,991,078	$4,042,953	$4,029,543	(1.3)	(1.0)

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $3.99 billion as of September 30, 2024, a decrease of $51.9 million from December 31, 2023. The decrease in total loans in the first nine months of 2024, compared to December 31, 2023, was due primarily to paydowns, net of originations, within commercial real estate – owner occupied of $78.3 million, commercial of $27.0 million, multifamily of $26.3 million, and residential real estate – owner occupied of $18.0 million, partially offset by net increases in leases of $60.1 million and construction of $41.1 million. Total loans decreased $38.5 million from September 30, 2023, to September 30, 2024, primarily due to paydowns, net of originations, within commercial real estate – owner occupied of $90.8 million, commercial of $20.2 million, and residential real estate – owner occupied of $19.2 million, partially offset by net increases in leases of $103.5 million. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 67.8% of the portfolio as of September 30, 2024, compared to 68.8% of the portfolio as of December 31, 2023. At September 30, 2024, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 264.0% of our Tier 1 capital plus allowance for credit losses, a decrease from 286.9% at December 31, 2023. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans decreased by $16.5 million to $52.3 million at September 30, 2024, from $68.8 million at December 31, 2023, and decreased $11.0 million from $63.3 million at September 30, 2023. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 1.3% as of September 30, 2024, 1.7% as of December 31, 2023, and 1.6% as of September 30, 2023. The distribution of our nonperforming loans is shown in the following table.

				September 30, 2024
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Commercial	$14,820	$2,025	$3,146	631.9	371.1
Leases	746	639	377	16.7	97.9
Commercial real estate – investor	8,531	16,572	26,724	(48.5)	(68.1)
Commercial real estate – owner occupied	17,032	34,946	18,290	(51.3)	(6.9)
Construction	5,765	7,162	7,206	(19.5)	(20.0)
Residential real estate – investor	1,180	1,331	1,502	(11.3)	(21.4)
Residential real estate – owner occupied	2,479	3,078	3,627	(19.5)	(31.7)
Multifamily	1,196	1,775	1,141	(32.6)	4.8
HELOC	531	1,251	1,312	(57.6)	(59.5)
Total nonperforming loans	$52,280	$68,779	$63,325	(24.0)	(17.4)

The components of our nonperforming assets are shown in the following table.

				September 30, 2024
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Nonaccrual loans	$52,171	$67,583	$62,116	(22.8)	(16.0)
Loans past due 90 days or more and still accruing interest	109	1,196	1,209	(90.9)	(91.0)
Total nonperforming loans	52,280	68,779	63,325	(24.0)	(17.4)
Other real estate owned	8,202	5,123	407	60.1	N/M
Total nonperforming assets	$60,482	$73,902	$63,732	(18.2)	(5.1)

30-89 days past due loans and still accruing interest	$28,480	$13,668	$28,486
Nonaccrual loans to total loans	1.3%	1.7%	1.5%
Nonperforming loans to total loans	1.3%	1.7%	1.6%
Nonperforming assets to total loans plus OREO	1.5%	1.8%	1.6%

Allowance for credit losses	$44,422	$44,264	$51,729
Allowance for credit losses to total loans	1.1%	1.1%	1.3%
Allowance for credit losses to nonaccrual loans	85.1%	65.5%	83.3%

N/M – Not meaningful.

Loan charge-offs, net of recoveries, for the third quarter of 2024, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2024	Total[1]	2024	Total[1]	2023	Total[1]
Commercial	$(7)	4.5	$(19)	(0.3)	$8	0.1
Leases	43	(27.7)	81	1.4	(95)	(1.4)
Commercial real estate – investor	(149)	96.1	4,560	78.7	6,754	102.4
Commercial real estate – owner occupied	(44)	28.4	1,162	20.1	23	0.3
Construction	-	-	-	-	(100)	(1.5)
Residential real estate – investor	(18)	11.6	(3)	(0.1)	(3)	-
Residential real estate – owner occupied	(11)	7.1	(9)	(0.2)	(25)	(0.4)
Multifamily	-	-	-	-	-	-
HELOC	(14)	9.0	(15)	(0.3)	(35)	(0.5)
Other [2]	45	(29.0)	37	0.7	70	1.0
Net (recoveries)/charge–offs	$(155)	100.0	$5,794	100.0	$6,597	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net recoveries of $155,000 were recorded for the third quarter of 2024, compared to net charge-offs of $5.8 million for the second quarter of 2024, and net charge-offs of $6.6 million for the third quarter of 2023, reflecting continuing management attention to credit quality and remediation efforts. The net recoveries for the third quarter of 2024 were primarily due to a commercial real estate – investor recovery totaling $131,000. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

Classified loans include nonaccrual loans and accruing substandard loans. Classified assets include both classified loans and OREO. Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected.

The following table shows classified assets by segment for the following periods.

				September 30, 2024
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Commercial	$35,043	$8,414	$18,298	316.5	91.5
Leases	746	818	574	(8.8)	30.0
Commercial real estate – investor	21,652	43,798	54,126	(50.6)	(60.0)
Commercial real estate – owner occupied	41,820	54,613	55,292	(23.4)	(24.4)
Construction	5,765	17,155	17,263	(66.4)	(66.6)
Residential real estate – investor	1,180	1,331	1,502	(11.3)	(21.4)
Residential real estate – owner occupied	2,612	3,216	3,627	(18.8)	(28.0)
Multifamily	3,269	1,775	1,141	84.2	186.5
HELOC	736	1,664	1,434	(55.8)	(48.7)
Total classified loans	112,823	132,784	153,257	(15.0)	(26.4)
Other real estate owned	8,202	5,123	407	60.1	N/M
Total classified assets	$121,025	$137,907	$153,664	(12.2)	(21.2)

N/M - Not meaningful

Total classified loans and classified assets decreased $20.0 million and $16.9 million as of September 30, 2024, from December 31, 2023, respectively. The decrease since December 31, 2023, is due to outflows of $85.7 million which consisted of $32.6 million of loans paid off, $9.9 million of loans charged off, $29.6 million of classified loans upgraded, $9.0 million of principal reductions through payments, and $4.6 million that transferred to OREO. The outflows are offset by the additions of $65.7 million, which commercial loans were the majority of the additions, totaling $38.4 million. The $32.6 million decrease in classified assets from September 30, 2023 to September 30, 2024, is primarily due to outflows to commercial real estate – investor of $32.5 million and commercial real estate – owner occupied of $13.5 million. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 17.71% for the period ended September 30, 2024, compared to 21.66% as of December 31, 2023, and 23.51% as of September 30, 2023.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At September 30, 2024, our ACL on loans totaled $44.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.5 million. In the third quarter of 2024, we recorded provision expense on loans of $2.0 million driven by the downgrade of two credits resulting in a higher specific allocation and a slight upward adjustment to a macro-economic forecast, these negative trends were offset by upgrades and payoffs on credits that carried higher loss rates. Further, we recorded a $2,000 reversal of provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $2.0 million net impact to the provision for credit losses for the third quarter of 2024.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $44.4 million as of September 30, 2024, $44.3 million as of December 31, 2023, and $51.7 million as of September 30, 2023. Our ACL on loans to total loans was 1.1% as of September 30, 2024, and December 31, 2023, and 1.3% as of September 30, 2023. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2023 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
Allowance at beginning of period	$42,269	$44,113	$55,314	$44,264	$49,480
Charge–offs:
Commercial	33	3	20	51	427
Leases	68	81	-	149	882
Commercial real estate – investor	-	4,580	6,774	4,596	6,845
Commercial real estate – owner occupied [1]	(14)	1,281	35	5,154	236
Construction	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other [2]	78	66	107	214	301
Total charge–offs	165	6,011	6,936	10,164	8,691
Recoveries:
Commercial	40	22	12	135	245
Leases	25	-	95	65	111
Commercial real estate – investor	149	20	20	252	57
Commercial real estate – owner occupied	30	119	12	168	17
Construction	-	-	100	-	100
Residential real estate – investor	18	3	3	23	27
Residential real estate – owner occupied	11	9	25	28	71
Multifamily	-	-	-	-	-
HELOC	14	15	35	46	88
Other [2]	33	29	37	113	133
Total recoveries	320	217	339	830	849
Net (recoveries) charge-offs	(155)	5,794	6,597	9,334	7,842
Provision for credit losses on loans [3]	1,998	3,950	3,012	9,492	10,091
Allowance at end of period	$44,422	$42,269	$51,729	$44,422	$51,729

Average total loans (exclusive of loans held–for–sale)	$3,965,160	$3,957,454	$4,009,218	$3,980,359	$3,993,600
Net charge–offs to average loans	(0.02)%	0.59%	0.65%	0.31%	0.26%
Allowance at period end to average loans	1.12%	1.07%	1.29%	1.12%	1.30%

1 The reduction of the commercial real estate – owner occupied is a reversal and not a recovery. This is a correction to a prior charge-off recorded in the first quarter of 2024.

2 The “Other” segment includes consumer loans and overdrafts.

3 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 85.0% as of September 30, 2024, which was a decrease from the coverage ratio of 90.2% as of June 30, 2024, and an increase from 81.7% as of September 30, 2023. When measured as a percentage of quarter to date average loans, our total ACL on loans was 1.12% at September 30, 2024, 1.07% at June 30, 2024, and 1.29% at September 30, 2023.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2024, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, political election results, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2024, OREO totaled $8.2 million, reflecting an increase of $3.1 million from $5.1 million at December 31, 2023, and an increase of $7.8 million from $407,000 at September 30, 2023. There were two property additions totaling $1.3 million and one carrying value adjustment of $28,000 in the OREO portfolio during the third quarter of 2024 due to an updated appraisal. No valuation adjustments occurred in the fourth quarter of 2023 or the third quarter of 2023.

				September 30, 2024
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Balance at beginning of period	$6,920	$407	$761	N/M	N/M
Property additions, net of transfer adjustments	1,282	4,894	210	(73.8)	N/M
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	178	564	(100.0)	(100.0)
Balance at end of period	$8,202	$5,123	$407	60.1	N/M

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.

OREO Properties by Type
(Dollars in thousands)	September 30, 2024		December 31, 2023		September 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$-	-%	$-	-%	$-	-%
Lots (single family and commercial)	-	-	-	-	211	52
Vacant land	197	2	197	4	196	48
Multi-family	-	-	-	-	-	-
Commercial property	8,005	98	4,926	96	-	-
Total other real estate owned	$8,202	100%	$5,123	100%	$407	100%

Deposits and Borrowings

				September 30, 2024
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Noninterest bearing demand	$1,669,000	$1,834,891	$1,862,659	(9.0)	(10.4)
Savings	885,933	971,334	1,003,498	(8.8)	(11.7)
NOW accounts	548,923	565,375	567,997	(2.9)	(3.4)
Money market accounts	690,840	671,240	702,176	2.9	(1.6)
Certificates of deposit of less than $100,000	317,312	266,035	248,272	19.3	27.8
Certificates of deposit of $100,000 through $250,000	239,775	180,289	162,901	33.0	47.2
Certificates of deposit of more than $250,000	113,641	81,582	66,817	39.3	70.1
Total deposits	$4,465,424	$4,570,746	$4,614,320	(2.3)	(3.2)

Total deposits were $4.47 billion at September 30, 2024, which reflects a $105.3 million decrease from total deposits of $4.57 billion at December 31, 2023, and a decrease of $148.9 million from total deposits of $4.61 billion at September 30, 2023. The decrease in deposits at September 30, 2024, compared to December 31, 2023, was primarily due to decreases in non-interest bearing deposits of $165.9 million, savings accounts of $85.4 million, and NOW accounts of $16.5 million, partially offset by an increase of $19.6 million in money market accounts, and $142.8 million in time deposits. The decrease in deposits at September 30, 2024, compared to September 30, 2023, was primarily due to decreases in non-interest bearing deposits of $193.7 million, savings accounts of $117.6 million, NOW accounts of $19.1 million, and money market accounts of $11.3 million, partially offset by an increase in time deposits of $192.7 million. Total quarterly average deposits decreased $172.6 million, or 3.7%, in the year over year period, driven by declines in our average demand deposits of $175.8 million, and savings, NOW and money markets combined decreased $182.3 million, which was partially offset by average time deposit growth of $185.4 million. In general, the bulk of the decline in deposits year over year can be characterized as rate sensitive with significant flows and transfers into investing activities.

The following table presents estimated insured and uninsured deposits at September 30, 2024, and December 31, 2023, by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	September 30, 2024				December 31, 2023
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,669,000	$1,086,500	$582,500	-%	$1,834,891	$1,137,089	$697,802	-%
Savings	885,933	827,107	58,826	0.33	971,334	905,163	66,171	0.11
NOW accounts	548,923	381,832	167,091	0.52	565,375	414,005	151,370	0.27
Money market accounts	690,840	458,380	232,460	1.69	671,240	473,006	198,234	0.80
Time deposits	670,728	570,291	100,437	3.20	527,906	452,000	75,906	1.45
Total	$4,465,424	$3,324,110	$1,141,314	0.82%	$4,570,746	$3,381,263	$1,189,483	0.32%

Collateralized public funds	$249,110	$16,313	$232,797		$247,202	$15,211	$231,991

Deposits experienced a moderate decline of 2.3% for the nine months ended September 30, 2024; our deposit level has remained stable into the second half of 2024. Deposit balances continued to shift into interest bearing accounts in the third quarter of 2024 as customers seek higher interest rates. In response to the Federal Reserve Bank rate cut, we reduced the interest rate on our CD specials in late September 2024, thus we expect the migration of balances into interest bearing accounts to start to slow.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $53.9 million at September 30, 2024, a $27.4 million, or 103.5%, increase from $26.5 million at December 31, 2023, and an increase of $28.0 million, or 108.0%, from September 30, 2023. The outstanding balance of our short-term FHLBC borrowings was $335.0 million as of September 30, 2024, $405.0 million as of December 31, 2023, and $435.0 million as of September 30, 2023.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of September 30, 2024, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.34% as of September 30, 2024, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of September 30, 2024, we had $59.4 million of subordinated debentures outstanding, net of deferred issuance costs.

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

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable and other borrowings, resulting in no balance in this line item as of September 30, 2024, December 31, 2023, and September 30, 2023.

Capital

As of September 30, 2024, total stockholders’ equity was $661.4 million, which was an increase of $84.1 million from $577.3 million as of December 31, 2023. This increase was largely attributable to net income of $66.2 million in the first nine months of 2024, partially offset by $6.7 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of September 30, 2024, increased over December 31, 2023, due to a reduction in unrealized net losses on available-for-sale securities, which contributed to the overall decrease in accumulated other comprehensive loss of $22.4 million in the first nine months of 2024, due to changes in market interest rates. Total stockholders’ equity as of September 30, 2024, increased $128.8 million compared to September 30, 2023, due to net income year over year and the decrease in accumulated other comprehensive loss of $50.2 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2024	2023	2023
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.86%	11.37%	11.00%
Total risk-based capital ratio	10.50	N/A	15.62	14.06	13.84
Tier 1 risk-based capital ratio	8.50	N/A	13.39	11.89	11.52
Tier 1 leverage ratio	4.00	N/A	11.38	10.06	9.62

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.49%	12.32%	12.49%
Total risk-based capital ratio	10.50	10.00	14.45	13.24	13.57
Tier 1 risk-based capital ratio	8.50	8.00	13.49	12.32	12.49
Tier 1 leverage ratio	4.00	5.00	11.46	10.41	10.43

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of September 30, 2024, our capital measures listed above include $951,000, which is the modified CECL transition adjustment.

As of September 30, 2024, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 10.09% at December 31, 2023, to 11.66% at September 30, 2024. Our GAAP tangible common equity to tangible assets ratio was 10.14% at September 30, 2024, compared to 8.53% as of December 31, 2023. Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 8.56% at December 31, 2023, to 10.17% at September 30, 2024, primarily due to an increase in tangible common equity in 2024. The increase in tangible common equity from December 31, 2023, to September 30, 2024, was primarily due to an increase in retained earnings of $59.4 million.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2024		December 31, 2023
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$661,390	$661,390	$577,281	$577,281
Less: Goodwill and intangible assets	95,971	95,971	97,695	97,695
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	1,900	N/A	2,243
Adjusted goodwill and intangible assets	95,971	94,071	97,695	95,452
Tangible common equity	$565,419	$567,319	$479,586	$481,829
Tangible assets
Total assets	$5,671,760	$5,671,760	$5,722,799	$5,722,799
Less: Adjusted goodwill and intangible assets	95,971	94,071	97,695	95,452
Tangible assets	$5,575,789	$5,577,689	$5,625,104	$5,627,347

Common equity to total assets	11.66%	11.66%	10.09%	10.09%
Tangible common equity to tangible assets	10.14%	10.17%	8.53%	8.56%

N/A - Not applicable

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the third quarter of 2024, we experienced an increase in loans and a decrease in deposits. We managed the change in our funding through a reduction in average borrowings from the Federal Home Loan Bank of Chicago (“FHLBC”) through September 30, 2024, compared to the prior year like period, which resulted in a minimal interest expense impact to our interest rate risk profile. The bank failures that occurred in 2023 exemplify the potentially serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of September 30, 2024, our cash on hand liquidity totaled $115.8 million, an increase of $15.6 million over cash balances held as of December 31, 2023.

Net cash inflows from operating activities were $107.5 million during the first nine months of 2024, compared with net cash inflows of $87.3 million in the same period of 2023. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the nine months ended September 30, 2024, and a source of outflows for the like period of 2023. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $63.4 million in the nine months ended September 30, 2024, compared to net cash inflows of $124.5 million in the same period in 2023. In the first nine months of 2024, securities transactions accounted for net inflows of $27.8 million, and the principal change on loans accounted for net inflows of $38.5 million. In the first nine months of 2023, securities transactions accounted for net inflows of $306.0 million, and principal on loans funded, net of paydowns, accounted for net outflows of $164.3 million.

Net cash outflows from financing activities in the nine months ended September 30, 2024, were $155.3 million, compared with net cash outflows of $218.0 million in the nine months ended September 30, 2023. Net deposit outflows in the first nine months of 2024 were $105.2 million compared to net deposit outflows of $495.4 million in the first nine months of 2023. Other short-term borrowings had $70.0 million of net cash outflows in the first nine months of 2024, compared to net cash inflows of $345.0 million for other short-term borrowings in the first nine months of 2023. Changes in securities sold under repurchase agreements accounted for inflows of $27.4 million and outflows of $6.3 million for the nine months ended September 30, 2024 and 2023, respectively. Dividends paid on our common stock totaled $6.7 million for both the nine months ended September 30, 2024 and 2023. The purchase of treasury stock in the first nine months of 2024 due to shares acquired with equity award vestings resulted in outflows of $791,000, compared to cash outflows of $605,000 in the first nine months of 2023 related to shares acquired from equity award vestings.

Cash and cash equivalents for the nine months ended September 30, 2024, totaled $115.8 million, as compared to $100.1 million as of December 31, 2023, and $109.0 million as of September 30, 2023. The increase in cash and cash equivalents for the nine months ended September 30, 2024, was mainly attributable to the decrease in our loan and securities portfolios, partially offset by the decrease in customer deposits and other short-term borrowings during the first nine months of 2024. The year over year cash and cash equivalents increase is driven by the decline in loans and securities, partially offset by decreased customer use of deposits and a reduction in other short-term borrowings. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in, primarily loans and securities, and the liabilities from customer deposits and borrowed funds, and off-balance sheet interest rate swap derivatives. Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile rate environment. We mitigate the impact of interest rate volatility to the Bank by managing our rate sensitivity under various scenarios.

In September 2024, the Federal Reserve Board (“FRB”) cut the Federal Funds (“FF”) rate by 50 basis points to a target range of 4.75-5.00%, after holding the FF target range at 5.25-5.50% for 14 months. The FRB elected for a larger rate cut given a softer employment landscape and signs that inflation was moderating and on a path towards the 2.00% target. The market outlook of multiple rate cuts for the rest of 2024 remains, though at a modest pace of 25 basis points, in alignment with the Federal Open Market Committee (FOMC) dot plot.

We manage interest rate risk within guidelines established by policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest-rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at September 30, 2024 and December 31, 2023, are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction. Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in our Annual Report on Form 10-K for the year ended December 31, 2023. We seek to monitor and manage interest rate risk within approved policy guidelines and limits. Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. The presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity. Our current balance sheet is a moderately asset sensitive profile, as our variable rate assets reprice faster than our longer duration, low beta deposit base. The 2023 market events of failed liquidity management at other banks have been discussed and reviewed by the asset-liability committee. The committee concluded that we continue to possess a strong liquidity position and no new liquidity risks were identified. Prudently, we added new measures to assess liquidity risk and enhanced our reports to segment deposits by insured, uninsured, collateralized deposits; and monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of September 30, 2024, our net interest income profile remained sensitive to earnings gains, in both dollars and percentage, should interest rates rise. Our profile is less asset sensitive compared to December 31, 2023, due to shortening of term deposits and updates made to modeling of swap cashflows.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2024
Dollar change	$(35,413)	$(17,733)	$(8,775)	$8,676	$17,503	$32,805
Percent change	(14.1)%	(7.1)%	(3.5)%	3.5%	7.0%	13.1%

December 31, 2023
Dollar change	$(36,337)	$(18,117)	$(8,982)	$9,354	$18,818	$36,453
Percent change	(14.7)%	(7.3)%	(3.6)%	3.8%	7.6%	14.7%

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

Effects of Inflation

In management’s opinion, although changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate, we monitor both. The annual U.S. inflation rate for September 2024 was 2.4%, down from 3.0% in the second quarter, while Core CPI edged up to 3.3%. Inflationary pressures have subsided and the inflation rate continues to descend. The downside risks of high inflation put upwards pressure to our expenses, which could impact our profits. Furthermore, higher costs of living weaken the financial condition of our borrowers which could affect our credit profile.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents our stock repurchases for the quarter ended September 30, 2024.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
July 1, 2024 - July 31, 2024	-		-	2,234,896
August 1, 2024 - August 31, 2024	-		-	2,234,896
September 1, 2024 - September 30, 2024	-		-	2,234,896
Total	-	$-	-	2,234,896

1 We announced our Repurchase Program, which will expire on December 31, 2024, unless further extended as described above, in our Current Report on Form 8-K filed on January 3, 2024, and 2,234,896 shares remained available for repurchase under the Repurchase Program as of September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: November 7, 2024