Form 10-K
period 2024-12-31
OLD SECOND BANCORP INC
filed 2025-03-06
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $636.0 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 45,047,151 at March 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies, statements regarding the outlook and expectations of Old Second and Bancorp Financial, Inc. (“Bancorp Financial”) with respect to their planned merger, the anticipated strategic and financial benefits of the merger and the timing of the closing of the proposed merger.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed:
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	risks associated with data privacy laws and regulations;
●	risks associated with the development and use of artificial intelligence;
●	adverse effects of cyberattacks or failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs;
●	the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the pending merger with Bancorp Financial, Inc. (“Bancorp Financial”);
●	the failure of Bancorp Financial to obtain stockholder approval, or the failure of either company to satisfy any of the other closing conditions to the transaction on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;

●	the possibility that the anticipated benefits of the pending merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Old Second and Bancorp Financial do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the merger with Bancorp Financial, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities due to events related to the pending merger;
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
●	the outcome of any legal proceedings that may be instituted against Old Second or Bancorp Financial;
●	the integration of the businesses and operations of Old Second and Bancorp Financial, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Old Second’s and Bancorp Financial’s existing businesses;
●	business disruptions following the merger with Bancorp Financial; and
●	each of the factors and risks under the heading “Risk Factors” here in our 2024 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

Because our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events, except as required by applicable law.

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 53 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

In this report, unless the context suggests otherwise, references to the “Company” or “Old Second” refer to Old Second Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company, the Bank and its wholly-owned subsidiaries.

We conduct a full service community banking and trust business through the Bank and its wholly-owned subsidiaries, as follows:

●Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals;
●Station I, LLC, Station II, LLC, and Station III, LLC, which were formed to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers;
●River Street Advisors, LLC, which was formed in May 2010 to provide investment advisory/management services;

Intercompany transactions and balances are eliminated in consolidation. We evaluate our operations as one operating segment, which is community banking. Financial information concerning our operations can be found in the financial statements in this annual report.

Mergers and Acquisitions

On December 6, 2024, we completed our branch transaction with First Merchants Bank (“FRME”). Under the terms of the purchase and assumption agreement, we assumed approximately $268.0 million in deposits related to the branch locations purchased and purchased approximately $7.1 million in branch-related loans along with the purchase of other branch-related assets. The five branches acquired in the transaction are located in Cook and DuPage counties in Illinois.

On February 24, 2025, Old Second and Bancorp Financial, Inc. entered into an Agreement and Plan of Merger (the “merger agreement”).  The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Bancorp Financial will merge with and into Old Second, with Old Second continuing as the surviving entity (the “merger”).  Immediately following the merger, Evergreen Bank Group (“Evergreen Bank”), an Illinois state-chartered bank and wholly-owned subsidiary of Bancorp Financial, will merge with and into Old Second National Bank, a national banking association and wholly-owned subsidiary of Old Second, with Old Second National Bank continuing as the surviving bank (the “bank merger”).

Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each Bancorp Financial stockholder will receive 2.5814 shares of Old Second common stock and $15.93 in cash  for each share of Bancorp Financial common stock owned by the stockholder.  Holders of Bancorp Financial common stock, subject to certain exceptions, will also be entitled to receive cash in lieu of fractional shares of Old Second common stock.

The parties to the merger expect to complete the merger in the third quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the Bancorp Financial stockholders.

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

Market Area

Our main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle, and Will counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, Bartlett, Batavia, Bensenville, Bloomingdale, Bolingbrook, Burlington, Carol Stream, Chicago, Chicago Heights, Darien, Downers Grove, Elburn, Elgin, Flossmoor, Frankfort, Glendale Heights, Joliet, Lombard, Montgomery, Naperville, North Aurora, Oakbrook Terrace, Oswego, Ottawa, Palos Heights, Plano, Romeoville, South Elgin, South Holland, St. Charles, Sugar Grove, Sycamore, Villa Park, Warrenville, Wasco, Wheaton, and Yorkville communities and surrounding areas through its 53 banking locations that are located primarily in the western and southern portions of the Chicago metropolitan area.

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making loans, including location, amortization, loan to value ratio, cash flow, leverage, pricing, documentation and the credit history of the borrowers. In 2024, our total loan portfolio decreased $61.6 million year over year attributed to loan payoffs on several larger relationships as well as loan transfers to OREO of $21.1 million net of acquisition adjustments and participations. We had approximately $1.03 billion in loan originations, excluding renewals, in 2024.  We originated approximately $98.8 million of residential mortgage loans in 2024, which includes originations of loans held for sale of $58.0 million.  Proceeds from the sales of residential mortgage loans to third parties were $58.8 million in 2024.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2024, commercial real estate loans represented approximately 44.3% (45.3% at year-end 2023) of our loan portfolio, residential mortgages, including multi-family, represented approximately 15.3% (16.8% at year-end 2023), general commercial loans represented approximately 20.1% (20.8% at year-end 2023), home equity lines of credit represented approximately 2.6% (2.6% at year-end 2023), construction lending represented approximately 5.1% (4.1% at year-end 2023), leases represented approximately 12.4% (9.8% at year-end 2023), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2023).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  Commercial Loans decreased from $841.7 million in 2023, to $800.5 million in 2024. We continue to focus on identifying commercial and industrial prospects in our new business pipeline. As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2024, our commercial lending team, specifically the sponsor finance team, grew their line of business with an increase in loan originations focusing on lower middle market private equity-backed businesses.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing, healthcare, as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal and/or corporate guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the Federal Home Loan Bank of Chicago (the “FHLBC”) index rate, a Treasury constant maturity index, or a Secured Overnight Financing Rate (“SOFR”).

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

Lease Financing Receivables. We continued to grow our lease portfolio in 2024 with organic lease originations, primarily stemming from our growth with our investment grade leases as well as small to mid-size business equipment financing. The collateral for business equipment lease financing receivables primarily includes construction and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  The composition of the loan portfolio remains weighted towards commercial real estate at 44.3% for 2024 compared to 45.3% in 2023. Management closely monitors and stress tests concentrations within its commercial real estate portfolio so that we remain well diversified. Exposure to various real estate types is managed through board approved concentration limits which include, but are not limited to retail, office, industrial, mixed-use, hotel and healthcare.  As of December 31, 2024, approximately $683.3 million, or 38.8% (43.5% at year-end 2023) of the total commercial real estate loan portfolio of $1.76 billion consisted of loans to borrowers secured by owner occupied real estate.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied commercial real estate loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.  This includes but is not limited to higher insurance premiums, maintenance costs and interest expense as a result of the higher interest rate environment.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of specific property types and can vary across geographic areas, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property.  We seek to mitigate these risks by staying apprised of market conditions in the markets we originate loans.  The majority of our commercial real estate portfolio is located within our primary geographic footprint in northeastern Illinois, southern Wisconsin and northwestern Indiana.  Our Healthcare and Sponsor Finance teams do originate nationwide and are the only portfolios that consistently lend outside our primary market.  As of December 31, 2024, approximately 65.8% of our commercial real estate portfolio was secured by property located in Illinois, Wisconsin or Indiana. The following table presents the composition of the commercial real estate portion of the loan portfolio at December 31, 2024.

		% of Commercial	Geographic Location
December 31, 2024	Outstanding	Real Estate Loans	Illinois	Wisconsin	Indiana	Texas	Other
Commercial real estate	$1,762,112	100.0%	59.8%	3.9%	2.0%	4.2%	30.1%

Investor	1,078,829	61.2	35.5	3.4	1.7	4.2	16.4
Retail	302,890	17.2	15.6	2.2	0.2	2.1	8.0
Office	235,538	13.4	13.3	1.9	0.1	0.4	6.1
Industrial	210,680	12.0	16.7	-	-	0.9	2.0
Mixed-use	67,877	3.9	4.9	-	-	-	1.4
Hotel	65,843	3.7	1.0	1.5	0.3	0.9	2.4
Other (less than $50 million)	196,001	11.1	6.7	-	2.1	2.5	6.8
Owner-occupied	683,283	38.8	24.3	0.5	0.3	-	13.7
Healthcare	266,882	15.1	4.7	1.2	-	-	33.2
Other services	75,480	4.3	11.0	-	-	-	-
Retail trade	59,858	3.4	8.7	-	-	-	0.1
Manufacturing	56,089	3.2	8.2	-	-	-	-
Real estate, leasing	55,299	3.1	7.7	-	0.1	-	0.3
Other (less than $50 million)	169,675	9.6	22.5	-	0.6	-	1.7

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

Multifamily Loans.   Multifamily loans are commercial mortgage loans secured by residential apartment buildings with five or more units. As of December 31, 2024, approximately $351.3 million, or 8.8%, of the loan portfolio consisted of multifamily loans. Multifamily loans are expected to be repaid from the cash flows of the underlying property, so rental income must be sufficient to cover operating expense, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan.  We primarily focus on originating multifamily loans within our primary geographic footprint, with 82.7% of multifamily loans secured by properties in Illinois, Wisconsin and Indiana.

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

Construction Loans.  Our construction and development portfolio increased from $165.4 million at December 31, 2023, to $201.7 million at December 31, 2024, due to increased volume of organic originations.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released. The mortgage activity slowed in both 2024 and 2023 due to the continued decline in housing inventory, and the rising rate environment.

Home Equity Lines of Credit.   Our home equity lines of credit (“HELOCs”) consist of originated as well as purchased HELOCs acquired in 2017 and 2018.  Nominal growth occurred in the portfolio as a result of originations as well as those obtained through the FRME branch acquisition.

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

Wealth Management

We offer a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2024, we had approximately $1.98 billion in assets under administration and/or management.

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

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, financial counseling, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with 35% of our employees having tenure of over ten years and 26% of our employees having at least 15 years of service.  We believe that employee development and retention starts with relationships, both among employees and with the communities we serve.  Our 2024 O2 Cares initiatives fostered building strong relationships and an appreciation for each other.  These efforts were led with the support of senior leaders and our Human Resources department and included thoughtful activations around various calendar observances, customer and non-profit organization spotlights were shared to celebrate and elevate the various communities that we serve.  In 2024, we also focused on finding ways to bring employees together, build relationships, and serve our communities side by side.  Several examples include an all-staff after hours event with approximately 600 employees in attendance, a minor league baseball outing with approximately 850 employees and family members in attendance, and monthly spotlights showcasing an employee and a philanthropic endeavor that they support.  In addition, we continued to have hundreds of attendees at our popular Executive Coffee Break sessions where we strive to make executives accessible to all employees in a casual and fun venue.  Also new this year was a substantive Bank commitment to supporting Junior Achievement with over 40 employees volunteering at a local elementary school to deliver financial literacy education.

At December 31, 2024, we employed 877 full-time equivalent employees.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. Recent regulatory initiatives have focused on strengthening capital requirements, liquidity risk management, and stress testing frameworks, particularly for regional and mid-sized banking institutions, in response to banking sector instability in 2023. The Federal Reserve, FDIC, and OCC have also introduced proposed rule changes to enhance resolution planning requirements and capital standards under Basel III Endgame, which may impact our capital and liquidity planning strategies. Additionally, recent amendments to the Community Reinvestment Act (“CRA”) regulations could impact our compliance obligations and lending strategies in certain markets.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us. Recent regulatory developments have introduced uncertainty regarding the implementation of the Basel III Endgame rules. Changes in leadership and evolving policy priorities within regulatory agencies have led to speculation about potential delays or modifications to the final rulemaking process.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, began to be phased in at 25% per year beginning January 1, 2022.  As of December 31, 2024 and 2023, capital measures of the Company exclude $951,000 and $1.9 million, respectively, which is primarily the Day One impact of CECL adoption to retained earnings recorded in 2020 less partial runoff since January 2022.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets.  Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.”  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below.  We have not elected to utilize the community bank leverage ratio framework.

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

As of December 31, 2024, the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2024, we had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities; providing financial and investment advisory services and underwriting services; and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”) (discussed below).

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the OCC, and FDIC) announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.

On September 17, 2024, the OCC approved a final rule updating its regulations on business combinations involving national banks and federal savings associations, revising its approach to evaluating mergers under the Bank Merger Act. The new rule emphasizes a principles-based evaluation, focusing on factors such as the effect of the transaction on competition, financial stability, and the convenience and needs of the community to be served. Concurrently, the FDIC approved a final Statement of Policy on Bank Merger Transactions, applying similar principles to state-chartered banks. Importantly, the Federal Reserve did not join with the FDIC and the OCC in this updated guidance. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its 2023 Merger Guidelines to the banking industry.

These developments reflect a heightened regulatory focus on bank mergers, with an emphasis on maintaining competition, ensuring financial stability, and addressing community needs. However, given the shift in administration under President Trump, regulatory priorities may change. Financial institutions considering mergers or acquisitions should monitor potential regulatory shifts under the new administration, as changes in policy priorities may impact the level of scrutiny and the application of existing regulatory frameworks.

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

In addition, the BHCA prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. The Federal Reserve’s standards for determining whether one company has control over another established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the standards, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. In 2024, the Federal Reserve indicated it may revisit certain aspects of this framework to address evolving market structures and investor behavior, though no formal rulemaking has been issued.

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

Under the proposed Basel III Endgame rules, banks subject to the new framework may face increased capital requirements that could impact dividend policies and capital distribution strategies. The finalization of these rules could introduce new capital constraints for institutions seeking to maintain or increase dividend payments.

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

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries.  Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. Following multiple interest rate hikes in 2022 and 2023, the Federal Reserve has signaled a shift toward a more data-dependent approach in 2024, with the potential for rate cuts depending on inflation trends and economic conditions. This evolving monetary policy environment may impact our net interest margin and overall earnings performance.

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies.  The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.  On October 14, 2021, the SEC reopened the comment period for a 2015 proposed rule on clawbacks of incentive-based executive compensation. The SEC adopted final rules on October 26, 2022, requiring stock exchanges to mandate listed companies implement policies for recovering erroneously awarded compensation. These rules took effect on December 1, 2023, for the NASDAQ Stock Market. Our updated clawback policies were approved by our Compensation Committee in August 2023.

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

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2024, the Bank paid supervisory assessments to the OCC totaling $616,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which was set to expire on January 1, 2024; however, on December 15, 2023, the federal banking agencies again issued a revised interagency statement extending the temporary relief from such enforcement which will expire the sooner of January 1, 2025, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

In 2024, the OCC issued guidance on the regulatory expectations for digital and branchless banking models, recognizing the increasing number of banks relying on online and mobile banking channels rather than physical branches.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLBC”), which serves as a central credit facility for its members.  The FHLBC is funded primarily from proceeds from the sale of obligations of the FHLBC system.  It makes loans to member banks in the form of FHLBC advances.  All advances from the FHLBC are required to be fully collateralized as determined by the FHLBC. On September 30, 2024, the Federal Housing Finance Agency issued a notice of proposed rulemaking on that would improve Federal Home Loan Banks’ ability to provide liquidity to members by aligning the treatment of interest-bearing deposit accounts and other authorized overnight investments with the treatment of Federal Funds sales.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In January 2025, the OCC, FDIC, and Federal Reserve issued additional guidance clarifying that digital and fintech-driven activities may be eligible for CRA credit provided they meet established criteria. This guidance reflects efforts to modernize CRA evaluations in light of evolving banking practices.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule took effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

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

Following the enactment of the Anti-Money Laundering Act of 2020, Financial Crimes Enforcement Network (“FinCEN”) began publishing rules pursuant to the Corporate Transparency Act which establishes a regime for many corporate entities to file a form with FinCEN disclosing their beneficial owners. The first of these rules the “Reporting Rule” sets forth which entities are required to disclose their beneficial ownership information to FinCEN and the date for compliance. Companies that qualify as either a “domestic reporting company” or a “foreign reporting company” must file with FinCEN unless one of the 23 exemptions (such as the exemptions for select banks and credit unions) apply.

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. Increased FinCEN scrutiny and sanctions against Russian entities continued in 2024. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2024, FATF removed Senegal from its lists of Jurisdictions under Increased Monitoring and added Algeria, Angola, Cote d’Ivoire, and Lebanon.

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

Based on the Bank’s committed loan portfolio as of December 31, 2024, concentrations in commercial real estate declined in 2024 due to growth in non-CRE related loan portfolios, and are 273.3%, or less than the 300% guideline for non-owner occupied commercial real estate loans.  We continue to monitor concentration levels as we seek to manage to an acceptable level of risk with all loan portfolio segments.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that required banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022, and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the FTC’s amendments to GLBA’s Safeguards Rule went into effect and financial institutions are continuing to implement this rule including its ongoing monitoring and risk assessment protocols.

States continue to take the lead in passing privacy focused legislation. At the state level, nine states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA. Congress has proposed significant privacy focused legislation largely targeting technology companies, however, to date, none of these laws have been passed.

The CFPB also took additional action related to consumer privacy. In October 2024, the CFPB issued a final rule implementing Section 1033 of the Consumer Financial Protection Act, requiring banks to provide consumers with access to their financial transaction data upon request. This rule is expected to require updates to data access policies by 2026.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024, regulators, including the CFPB, issued interagency guidance on reconsiderations of value of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Energy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals.

In February 2025, President Trump took significant actions affecting the CFPB. He dismissed Director Rohit Chopra and appointed Treasury Secretary Scott Bessent as Acting Director. Subsequently, Office of Management and Budget Director Russell Vought was named Acting Director, during which time the CFPB’s operations were halted, its headquarters closed, and its employees instructed to cease work. These moves have been met with legal challenges and public debate regarding the future of the agency.

SUMMARY OF RISK FACTORS

Our business, financial condition, and results of operations are subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made in this Form 10-K or presented elsewhere from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

Economic and Market Risks

●	Adverse economic conditions may impact loan demand, asset values, and credit quality.
●	Inflationary pressures could affect interest rates, operating costs, and customer financial health.
●	Market volatility and geopolitical risks may lead to disruptions in our business and investment values.
●	Our trust and wealth management business is sensitive to financial market fluctuations.
●	Regulatory and investor focus on ESG practices may result in compliance costs and reputational risks.
●	Physical and transition risks related to climate change may impact business operations and loan performance.

Credit and Interest Rate Risks

●	Failure to manage credit risk effectively may lead to higher loan losses.
●	The allowance for credit losses may be insufficient to cover actual losses.
●	A concentration in commercial and residential real estate loans increases exposure to market downturns.
●	Rising interest rates may negatively impact net interest margins and loan demand, increase funding costs, reduce prepayments on existing loans, decrease the market value of investment securities, and potentially lead to higher default rates among borrowers, particularly those with variable-rate loans.

Operational and Cybersecurity Risks

●	Reputational harm from negative public perception or service failures may impact our business.
●	Dependence on third-party vendors for key systems and services introduces operational risk.
●	Cybersecurity threats, including data breaches and fraud, could result in financial and reputational harm.
●	The integration of AI and emerging technologies presents regulatory and operational challenges.

Growth and Strategic Risks

●	Challenges in executing our growth strategy may impact profitability and operational efficiency.
●	Inability to successfully integrate acquisitions may limit expected benefits and synergies.
●	Regulatory scrutiny of mergers and acquisitions could delay or restrict expansion plans.
●	Entering new markets or launching new products may carry unforeseen risks and costs.
●	Failure to attract and retain key personnel could hinder business growth and continuity.

Industry-Related Risks

●	Changes in Federal Reserve monetary policy could impact interest rates, loan demand, and economic conditions.
●	Fluctuations in the fair value of investment securities may affect financial performance.
●	Increased FDIC insurance premiums or special assessments could raise operating costs.
●	Adverse developments in the financial services industry, including bank failures, may impact liquidity and investor confidence.

Regulatory and Compliance Risks

●	Failure to comply with anti-money laundering and Bank Secrecy Act regulations could result in penalties and regulatory actions.
●	Heightened scrutiny of fair lending laws may lead to legal challenges, fines, or reputational harm.
●	Regulatory changes and evolving policies could increase compliance costs and operational complexity.
●	Periodic regulatory examinations may result in enforcement actions or restrictions on business activities.
●	Failure to maintain effective internal controls and risk management processes could lead to financial and legal consequences.

Capital and Liquidity Risks

●	Difficulty in accessing capital markets or raising funds could limit our growth and operations.
●	Regulatory capital requirements may impact dividend payments and investment strategies.
●	Loss of core deposits or reliance on higher-cost funding sources could reduce profitability.

Stockholder and Market Risks

●	The trading volume of our common stock may not provide sufficient liquidity for investors.
●	Stock price volatility could be influenced by market conditions, earnings performance, and regulatory changes.
●	Future equity issuances may dilute stockholders and affect share value.

Risks Related to our Pending Merger with Bancorp Financial

●	Required approvals may be delayed, denied, or come with burdensome conditions that could impact the merger or the combined company.
●	Combining operations may be more costly, complex, or time-consuming than expected, potentially reducing anticipated benefits.
●	Old Second and Bancorp Financial stockholders will have reduced ownership and voting power in the combined company.
●	Employee departures could disrupt operations, and competition for talent may hinder the combined company’s success.
●	The merger may be terminated if key conditions, including stockholder and regulatory approvals, are not met.
●	A failed merger could negatively impact stock prices, business operations, and result in litigation or financial penalties.
●	Uncertainty may disrupt customer relationships, and merger-related restrictions may limit business opportunities.
●	Significant costs will be incurred, and anticipated synergies may not fully offset expenses.
●	Bancorp Financial stockholders may seek appraisal for their shares, impacting the combined company’s liquidity.
●	Litigation or regulatory actions could delay or prevent the merger and result in additional costs.

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

Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio, and a reduction in assets under management or administration. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics; state or local government insolvency; downgrading of the United States’ credit rating; or a combination of these or other factors.

In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt including, but not limited to, tariffs imposed by our government and reciprocal tariffs from other countries, the potential resurgence of economic and political tensions with China, the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, and oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Inflationary pressures present a potential threat to our results of operation and financial condition.

The United States generally and the regions in which we operate experienced significant inflationary pressures in 2023, evidenced by higher gas prices, higher food prices and other consumer items.  Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time.  Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation.

Inflationary pressures normally cause the Federal Reserve to increase interest rates, for instance, from March 2022 through July 2023. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

●	an increase in our deposit and funding costs;
●	a decrease in the demand for loans, mortgage banking products and services and other products and services we offer;
●	a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
●	a decrease in the value of the collateral securing our residential or commercial real estate loans;
●	a permanent impairment of our assets; or
●	an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for credit losses.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Although the current U.S. administration may reduce regulatory burdens related to ESG, companies serving diverse stakeholder bases may face varied or conflicting expectations, requiring ongoing diligence to balance regulatory, market, and consumer pressures. Increased ESG-related compliance costs could result in higher overall operational expenses. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. While U.S. federal regulations may become less stringent under the current U.S. administration, new government regulations globally could result in more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Concerns over the long-term impacts of climate change continue to lead to governmental efforts around the world to mitigate those impacts, even if federal action in the U.S. slows. Consumers and businesses may also adjust their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The extent of these impacts will likely vary depending on our customer’s specific attributes, including reliance on or role in carbon-intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not fully protect us from the negative impact of new laws, regulations, or changes in consumer or business behavior. Even in the absence of stringent federal action in the U.S., the global and market-driven emphasis on ESG-related practices is expected to persist, requiring ongoing adaptation and investment.

Climate change could have a material adverse impact on us and our customers.

We are exposed to risks of physical impacts of climate change and risks arising from the process of transitioning to a less carbon-dependent economy. Climate change-related physical risks include increased severity and frequency of adverse weather events, such as extreme storms, flooding, droughts, and wildfires, as well as longer-term climate shifts, including rising temperatures, sea levels, and changes in precipitation amount and distribution. Such physical risks may have adverse impacts on us, both directly on our business operations and as a result of impacts on our borrowers and counterparties, such as declines in the value of loans, investments, real estate and other assets, disruptions in business operations and economic activity, including supply chains, and market volatility.

Transition risks include regulatory changes, evolving market preferences, and technological advancements aimed at reducing carbon dependency. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating to operational resiliency, disclosure and financial reporting. These shifts could also affect borrower creditworthiness or the value of assets securing loans, further impacting our financial condition.

We intend to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. However, the risks associated with climate change are complex, rapidly evolving, and subject to significant uncertainty due to factors such as limited historical data, evolving scientific models, and unpredictable policy and market responses. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

Credit and Interest Rate Risks

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  This risk has been exacerbated in recent years by the effects of the COVID-19 pandemic, which disrupted global economic activity, caused supply chain challenges, and increased financial stress on borrowers. Additionally, this risk may be further impacted by future events with similar widespread economic effects, such as other pandemics, geopolitical conflicts, natural disasters, or significant market disruptions.  Further there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income.  Our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The level of the ACL is inherently subjective and is influenced by various factors, many of which are beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  Economic uncertainty remains elevated in 2025, driven by persistent inflationary pressures, higher interest rates, geopolitical conflicts, and the potential for continued volatility in global markets. These factors may lead to a significant increase in our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

The application of the purchase method of accounting in past acquisitions, more recently our five branch purchase and the resulting loans acquired from First Merchants Bank in 2024, our pending merger of Bancorp Financial, and any future acquisitions will impact our ACL.  Under the purchase method of accounting, all acquired loans are recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related acquired ACL is eliminated, as new credit marks are established on acquired loans based on an assessment of credit quality as of the acquisition date.  To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

Our loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $2.68 billion, or approximately 67.2%, of our loan portfolio at December 31, 2024, compared to $2.78 billion, or approximately 68.8%, at December 31, 2023.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2024, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 273.3% of our Tier 1 capital plus allowance for credit losses, a decrease from 286.9% at December 31, 2023.  In 2024, we were able to maintain the level of our non-owner occupied commercial real estate loans under 300% of capital, as outlined in regulatory guidance, and are performing heightened monitoring over commercial real estate exposures, including concentration limits on commercial real estate type, sub-types and individual tenant exposure, frequent loan portfolio stress testing, as well as sensitivity analysis and using current and prospective market data during underwriting.  Executive management and the Board are actively involved in the review of our commercial real estate portfolio and the approval of individual transactions, with transactions over $5.0 million approved by a management loan committee that includes our chief executive officer, our vice chairman, our chief credit officer, and our senior lending officer.  Commercial real estate transactions over $20.0 million and a relationship credit exposure over $25.0 million require the additional approval of the Directors Loan Committee.  Commercial real estate loans rated watch or worse are actively monitored and reviewed by management and the Board no less than quarterly.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain due to our commercial real estate concentration, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. However, starting in March 2022 and continuing through mid-2023, the Federal Reserve raised the target Federal Funds rate to between 5.25% and 5.50% in response to persistent inflationary pressures. As of 2025, interest rates remain elevated, and prolonged higher rates could result in net interest margin compression as interest-bearing liability rates continue to reprice upwards, while interest-earning assets may have already repriced to peak yields. Additionally, sustained high interest rates may also adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, when interest rates fall, net interest income can decline if interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities.  Furthermore, a reduction in interest rates may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could continue to have a material adverse effect on our financial condition and results of operations.

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

Our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more still accruing interest), were $30.3 million at December 31, 2024, a decrease of 55.9%, compared to $68.8 million at December 31, 2023. Other real estate owned, or OREO, totaled $21.6 million at December 31, 2024, an increase of 322.0%, compared to $5.1 million at December 31, 2023.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity. Our loan administration costs also increase because of our nonperforming assets. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent then became even more highly competitive.  These trends resulted in labor shortages in many of our markets, which made attracting new employees and replacing existing employees more difficult. However, by 2023, labor shortages began to ease somewhat, and while challenges persisted, the economy showed signs of stabilization in the labor market, improving workforce availability. While labor conditions have improved, talent retention and competition for skilled workers remain key concerns for many industries. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

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

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Growth and Strategic Risks

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, including our five branch purchase from First Merchants Bank in 2024, and our pending merger with Bancorp Financial. Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital and liquidity levels at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

We may be exposed to difficulties in combining the operations of acquired or merged businesses, including First Merchants, and if completed, our merger with Bancorp Financial, into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities, including with respect to our merger with our five branch acquisition from First Merchants Bank, and our pending merger with Bancorp Financial. Inherent uncertainties exist in integrating the operations of an acquired or merged business. We may lose our customers or the customers of acquired or merged entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions and mergers might not occur. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per insured depositor category.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  Banks are assessed deposit insurance premiums based on the bank’s average consolidated total assets less the sum of its average tangible equity, and the FDIC modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate.  In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

The 2023 high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to the bank failures and the resulting market reaction, in March 2023 the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which increased our FDIC insurance assessment and increased our costs of doing business. However, it is uncertain whether these steps by the government will continue to be sufficient to calm financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

In 2025, the U.S. political landscape remains uncertain, with the Republicans holding the majority in both the U.S. House of Representatives and the U.S. Senate. A unified Republican Congress has created conditions for potential shifts in policy, though partisan division may still result in challenges to enacting sweeping reforms. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The Trump Administration, alongside a unified Republican Congress, may pursue policies or changes that (i) reverse or suspend key actions implemented under the Biden Administration, (ii) promote deregulation by easing regulatory burdens on financial institutions, (iii) adopt a technology-forward approach, and (iv) take a more favorable stance on bank mergers and acquisitions, potentially streamlining the approval process to encourage consolidation within the banking sector. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since the change in presidential administration in 2020, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—experienced significant turnover. While some leadership positions were filled, others remained vacant, leading to ongoing shifts in regulatory priorities and enforcement approaches. The unified Republican government could further alter the composition of these agencies, introducing new leadership and new policies and rules that could significantly impact the banking sector. The potential impact of the unified Republican government and any additional changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2024, we had net deferred tax assets of $26.6 million, which included a $18.6 million tax effect of adjustments related to other comprehensive income.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

We are generally not restricted from issuing additional shares of our common stock up to the number of shares authorized in our Certificate of Incorporation.  We may issue additional shares of our common stock (or securities convertible into common stock), for instance, in the pending merger with Bancorp Financial, for a number of reasons, including to finance our operations and business strategy (including mergers and acquisitions), to adjust our ratio of debt to equity, to address regulatory capital concerns, or to satisfy our obligations upon the exercise of outstanding stock awards.  We may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash.  If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

Risks Relating to the Consummation of the Merger with Bancorp Financial and the Combined Company Following the Merger

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the OCC and other regulatory authorities. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, Congressional leadership and regulatory agency leadership.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or will otherwise reduce the anticipated benefits of the merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

Combining Old Second and Bancorp Financial may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies and cost savings from combining the business operations of Old Second and Bancorp Financial. To realize the anticipated benefits and cost savings from the merger, Old Second and Bancorp Financial must integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized, without adversely affecting current revenues and future growth. If Old Second and Bancorp Financial are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, the costs associated with effecting the merger may be more than anticipated and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, including the bank merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the merger.

Old Second and Bancorp Financial have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key personnel, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors, business partners and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Old Second and Bancorp Financial during this transition period and on the combined company for an undetermined period after completion of the merger. Other factors such as the strength of the economy and competitive factors in the areas where Old Second and Bancorp Financial do business may also affect the ability of the combined company to realize the anticipated benefits of the merger.

Old Second stockholders and Bancorp Financial stockholders will each have reduced ownership and voting interest in and will exercise less influence over management of the combined company.

Old Second stockholders currently have the right to vote in the election of the Old Second board of directors and on other matters affecting Old Second, and Bancorp Financial common stockholders currently have the right to vote in the election of the Bancorp Financial board of directors and on other matters affecting Bancorp Financial.  When the merger occurs, each Bancorp Financial stockholder will become a stockholder of Old Second, and each Bancorp Financial stockholder and Old Second stockholder will have a percentage ownership in the combined company that is smaller than the stockholder’s percentage ownership of either Bancorp Financial or Old Second individually. Because of this, each Bancorp Financial stockholder and Old Second stockholder will have less influence on the management and policies of the combined company than each now has on the management and policies of Bancorp Financial or Old Second individually.

The combined company may be unable to retain Bancorp Financial personnel successfully after the merger is completed, and the combined company’s ability to implement its growth strategy may be harmed if it is unable to attract additional key personnel.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Bancorp Financial. It is possible that these employees may decide not to remain with Bancorp Financial while the merger is pending or with the combined company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Bancorp Financial to hiring suitable replacements, all of which may cause the combined company’s business to suffer.

In addition, the combined company’s continued growth and future success will depend, in part, on its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of identifying and retaining key personnel with the combination of skills and attributes required to execute the combined company’s business strategy may be lengthy.

For various reasons, Old Second may not be able to locate suitable replacements for any key employees who leave the combined company, or to offer employment to potential replacements on reasonable terms, which could cause the combined company’s business to suffer.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (a) the approval of the Bancorp Financial merger proposal by the requisite vote of Bancorp Financial’s stockholders; (b) the receipt of all required regulatory approvals which are necessary to consummate the merger and the bank merger and the expiration of all statutory waiting periods; (c) the receipt of all consents (other than required regulatory approvals) required for consummation of the merger and for the prevention of a default under any contract of such party which, if not obtained or made, would reasonably likely have, individually or in the aggregate, a material adverse effect on such party; (d) the effectiveness of the registration statement on Form S-4, of which the proxy statement/prospectus is a part, and the absence of any pending or threatened proceedings to suspend such effectiveness; (e) the absence of any injunction, judgment, order or other legal restraint preventing the consummation of the transactions contemplated by the merger agreement or making the consummation of the merger illegal; (f) the authorization for listing on NASDAQ of the shares of Old Second common stock to be issued in the merger; (g) receipt by each party of an opinion from its tax advisor or legal counsel as to certain tax matters; (h) subject to materiality standards in the merger agreement, the accuracy of the representations and warranties of the other party; (i) the prior performance in all material respects by the other party of the obligations required to be performed by it at or prior to the closing date of the merger; (j) the absence of any event, change or occurrence which, individually or together with any other event, change or occurrence, has had or is reasonably expected to have a material adverse effect on the other party since February 24, 2025; (k) the holders of no more than 7.5% of the issued and outstanding shares of Bancorp Financial common stock will have taken the actions required by the DGCL to exercise appraisal rights; (l) Bancorp Financial obtaining necessary consents from certain material third parties; and (m) the execution of the Old Second officer agreements by Darin Campbell in the form attached to the merger agreement (and he must not have advised Old Second that he intends to breach any such agreements).

These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, or Old Second or Bancorp Financial may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the merger could negatively impact Old Second and Bancorp Financial.

If the merger is not completed for any reason, including as a result of Bancorp Financial stockholders failing to approve the merger, there may be various adverse consequences, and Old Second and/or Bancorp Financial may experience negative reactions from the financial markets and from their respective customers and personnel. For example, Old Second’s or Bancorp Financial’s businesses may have been impacted adversely by the failure to pursue other attractive or otherwise opportunistic or beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Old Second common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Old Second and/or Bancorp Financial also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Old Second or Bancorp Financial to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Bancorp Financial may be required to pay to Old Second a termination fee of $8,500,000.

Additionally, each of Old Second and Bancorp Financial has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing a proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, Old Second and Bancorp Financial would have to pay these expenses without realizing the expected benefits of the merger.

Old Second and Bancorp Financial will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect each party’s business and operations.

Uncertainty about the effect of the merger on customers and material business partners may have an adverse effect on Old Second and/or Bancorp Financial. These uncertainties could cause customers, critical business partners and others that deal with Old Second and/or Bancorp Financial to seek to change or terminate existing business relationships with Old Second and/or Bancorp Financial. Specifically, a significant portion of Bancorp Financial’s lending activity is derived from relationships with Original Equipment Manufacturers (“OEMs”) and their retail customers, as such, uncertainties about the effect of the merger could cause these OEMs to change or terminate business relationships with Bancorp Financial or the combined company. Subject to certain exceptions, Old Second and Bancorp Financial have each agreed to operate its business in all material respects in the ordinary course of business consistent with past practice and to use reasonable best efforts to preserve its the rights, franchises, goodwill and relations of its customers, clients and others with whom business relationships exist until the merger occurs and to refrain from taking other specified actions without the consent of the other party. These restrictions may prevent Old Second and/or Bancorp Financial from pursuing attractive business opportunities that may arise prior to the completion of the merger.

A significant portion of Bancorp Financial’s loan portfolio is consumer based and challenging business, economic, or market conditions may adversely affect the combined company’s business, results of operations, and financial condition.

Bancorp Financial’s consumer based loan portfolio is driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, high unemployment or underemployment, depressed vehicle prices, unsustainable debt levels, high inflation, high interest rates, unfavorable changes in interest rates, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for those products and services, increase the amount and rate of delinquencies and losses, raise operating and other expenses, and negatively impact the returns on and the value of Bancorp Financial’s consumer based loans. If any of these events were to occur or worsen, it could adversely affect the Bancorp Financial’s, and after the merger is completed, the combined company’s business, results of operations and financial condition.

Old Second and Bancorp Financial will incur transaction and integration costs in connection with the merger.

Old Second and Bancorp Financial have incurred and expect to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the combined company will incur integration costs following the completion of the merger as Old Second and Bancorp Financial integrate the businesses of the two companies, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Old Second and Bancorp Financial may also incur additional costs to maintain employee morale and to retain key employees. Old Second and Bancorp Financial will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Most of these costs are payable regardless of whether the merger is completed.

Bancorp Financial stockholders have appraisal rights in the merger.

If the merger agreement is adopted by Bancorp Financial shareholders, Bancorp Financial shareholders who do not vote in favor of the adoption of the merger agreement and who properly demand payment of fair cash value of their shares of common stock will be entitled to appraisal rights in connection with the merger under Section 262 of the DGCL. Old Second cannot predict the number of shares of Bancorp Financial common stock that may constitute dissenting shares, the amount of cash that Old Second may be required to pay following the completion of the proposed merger with respect to the dissenting shares, or the expenses that Old Second may incur in connection with the appraisal process. However, if the proposed merger is completed, Old Second payments with respect to the dissenting shares and Old Second expenses in connection with the dissent and potential appraisal process may negatively impact Old Second’s liquidity and capital, which could adversely affect our business, stock price, financial condition, and results of operations, including short-term and long‑term liquidity, our ability to successfully close the merger, our ability to implement our strategic plan, and could also result in Old Second taking steps to strengthen its liquidity or capital position, including by issuing additional stock or equity derivative securities. However, Old Second’s obligation to consummate the merger is subject to the condition that the holders of no more than 7.5% of the aggregate outstanding shares of Bancorp Financial’s common stock properly notify Bancorp Financial of their intent to exercise appraisal rights.

Various factors, including potential stockholder litigation, could prevent or delay the completion of the merger or otherwise negatively impact Old Second’s and/or Bancorp Financial’s business and operations.

The completion of the merger is subject to closing conditions. Various factors, including potential stockholder litigation, could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of the combined company. Old Second and/or Bancorp Financial stockholders may file lawsuits against Old Second and/or Bancorp Financial and/or the directors and officers of Old Second and/or Bancorp Financial in connection with the merger. One of the conditions to the closing is that no order, injunction or similar decree issued by any governmental authority of competent jurisdiction or other legal restraint will prohibit the consummation of the transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting the parties from completing the merger pursuant to the merger agreement, then such injunction may delay or prevent the effectiveness of the merger. If a lawsuit is filed, the parties may incur costs in connection with the defense or settlement of any such lawsuits, which could have an adverse effect on Old Second’s and/or Bancorp Financial’s financial condition and results of operations and could prevent or delay the completion of the merger.

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

The CISO manages the Security Operations Center (SOC) and is responsible for implementing and maintaining controls designed to detect and defend us against cyber-attacks and includes a dedicated function for incident response and ongoing monitoring for cybersecurity threats and vulnerabilities, including those among the Bank’s third-party suppliers. The CISO conducts a quarterly review of our inherent risk posture against the effectiveness of our cyber risk management strategies. This review helps in measuring the effectiveness of controls and identifying areas for improvement ensuring cyber controls is commensurate with our inherent risk profile and the Board’s risk appetite.

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

Item 2. Properties

We conduct our business primarily at 53 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 45 of our properties and lease eight of our locations.  Our eight leased locations are under agreements that end from June 30, 2025 through September 30, 2044.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.” As of December 31, 2024, we had 1,154 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2024 and 2023.

	2024			2023
	High	Low	Dividend	High	Low	Dividend
First quarter	$15.85	$13.00	$0.05	$17.70	$13.11	$0.05
Second quarter	14.99	13.20	0.05	14.29	10.79	0.05
Third quarter	17.46	14.41	0.05	16.47	12.69	0.05
Fourth quarter	19.37	14.78	0.06	16.76	13.08	0.05

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

Stock Repurchases

In November 2023, our board of directors authorized the repurchase of up to 2,234,896 shares of our common stock. We made no repurchases in the year ended 2023 or during 2024 prior to the program expiring on December 31, 2024. In December 2024, our board of directors re-authorized the repurchase of up to 2,234,896 shares of our common stock (the “Repurchase Program”). This Repurchase Program expires on December 31, 2025.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2025, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2019, and ending December 31, 2024, a comparison of cumulative total returns for the Company, S&P 500 Index and the KBW NASDAQ Bank Index.  The information assumes that $100 was invested at the closing price at December 31, 2019, in the common stock of the Company and each index and that all dividends were reinvested.

Total Return Performance
200
150
100
50
Index Value
Old Second Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
43830
44196
44561
44926
45291
45657

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Old Second Bancorp, Inc.	100.00	75.30	95.07	122.86	119.95	139.97
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
KBW Nasdaq Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2024, 2023 and 2022, and financial condition at December 31, 2024 and 2023 and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Business overview

We provide a wide range of financial services through our 53 banking locations located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to providing for the financial services needs of the communities in which we operate through our retail branch network.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  Our market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  We also offer extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

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

On December 6, 2024, we closed on our branch purchase and assumption agreement with First Merchants Bank (“FRME”).  As a result of this transaction, we assumed approximately $268.0 million in deposits related to the branch locations and purchased approximately $7.1 million in branch-related loans along with the purchase of other branch-related assets.  The transaction resulted in increasing our presence in the south suburban Chicago area, as five branches were acquired with a retail and commercial client mix of loans and deposits. Historical periods before December 6, 2024, reflect results of our legacy operations. Subsequent to closing, results reflect all post-transaction activity.

Summary Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2024	2023	2022
Balance sheet items at year-end
Total assets	$5,649,377	$5,722,799	$5,888,317
Total earning assets	5,211,188	5,315,070	5,488,534
Average assets	5,642,978	5,820,173	6,071,220
Loans, gross	3,981,336	4,042,953	3,869,609
Allowance for credit losses on loans	43,619	44,264	49,480
Deposits	4,768,731	4,570,746	5,110,723
Securities sold under agreement to repurchase	36,657	26,470	32,156
Other short-term borrowings	20,000	405,000	90,000
Junior subordinated debentures	25,773	25,773	25,773
Subordinated debentures	59,467	59,382	59,297
Senior notes	-	-	44,585
Notes payable and other borrowings	-	-	9,000
Stockholders’ equity	671,034	577,281	461,141

Results of operations for the year ended
Interest and dividend income	$297,904	$291,970	$216,473
Interest expense	56,269	40,039	10,317
Net interest and dividend income	241,635	251,931	206,156
Provision for credit losses	12,750	16,501	6,550
Noninterest income	43,819	34,179	43,116
Noninterest expense	159,748	145,201	151,173
Income before taxes	112,956	124,408	91,549
Provision for income taxes	27,692	32,679	24,144
Net income available to common stockholders	$85,264	$91,729	$67,405

Performance ratio
Return on average total assets	1.51%	1.58%	1.11%
Return on average equity	13.63%	17.70%	14.46%
Average equity to average assets	11.08%	8.91%	7.68%
Dividend payout ratio	11.05%	9.76%	13.25%

Per share data
Basic earnings	$1.90	$2.05	$1.51
Diluted earnings	$1.87	$2.02	$1.49
Common book value per share	$14.95	$12.92	$10.34
Weighted average diluted shares outstanding	45,639,351	45,395,010	45,213,088
Weighted average basic shares outstanding	44,828,290	44,663,722	44,526,655
Shares outstanding at year-end	44,873,467	44,697,917	44,582,311

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.10%	1.09%	1.28%
Provision for credit losses on loans to total loans	0.32%	0.41%	0.17%
Net loans charged-off to average total loans	0.36%	0.58%	0.04%
Nonaccrual loans to total loans at end of the year	0.72%	1.67%	0.82%
Nonperforming assets to total assets at end of the year	0.92%	1.29%	0.59%
Allowance for credit losses on loans to nonaccrual loans	151.19%	65.50%	156.57%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2024				2023
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$75,279	$76,072	$73,223	$73,330	$73,696	$74,229	$73,886	$70,159
Interest expense	13,695	15,494	13,533	13,547	12,461	11,199	10,306	6,073
Net interest income	61,584	60,578	59,690	59,783	61,235	63,030	63,580	64,086
Provision for credit losses	3,500	2,000	3,750	3,500	8,000	3,000	2,000	3,501
Securities losses, net	-	(1)	-	1	(2)	(924)	(1,547)	(1,675)
Income before taxes	25,372	29,851	29,190	28,543	24,938	32,484	34,973	32,013
Net income	19,110	22,951	21,891	21,312	18,225	24,335	25,562	23,607
Basic earnings per share	0.42	0.52	0.48	0.48	0.40	0.55	0.57	0.53
Diluted earnings per share	0.42	0.50	0.48	0.47	0.40	0.54	0.56	0.52
Dividends paid per share	0.06	0.05	0.05	0.05	0.05	0.05	0.05	0.05

2024 Financial Overview

In 2024, we recorded net income of $85.3 million, or $1.87 per fully diluted share, compared to $91.7 million, or $2.02 per fully diluted share, in 2023, and $67.4 million, or $1.49 per fully diluted share, in 2022.  Our basic earnings per share for the periods presented were $1.90 in 2024, $2.05 in 2023 and $1.51 in 2022.

Our 2024 net income, as compared to the prior year, decreased primarily as a result of deposit interest expense outpacing our increased interest income throughout much of 2024, as well as additional costs incurred with our FRME branch transaction. Adjusted net income, a non-GAAP financial measure that excludes transaction-related costs, litigation expense, and net gains on branch sales was $85.9 million in 2024. See the discussion entitled “Non-GAAP Financial Measures” on page 51 and the table below, which provides a reconciliation of this non-GAAP measure and related items, to the most comparable GAAP equivalents.

	Year Ended
	December 31,
	2024	2023	2022
Net Income
Income before income taxes (GAAP)	$112,956	$124,408	$91,549
Pre-tax income adjustments:
Litigation related expenses	-	1,200	-
Death benefit related to BOLI	(905)	-	-
Merger related costs, net of losses/(gains) on branch sales	1,992	(258)	9,144
Liquidation and deconversion costs on Visa credit card portfolio	-	629	-
Gains on the sale of Visa credit card and land trust portfolios	-	-	(923)
Adjusted net income before taxes	114,043	125,979	99,770
Taxes on adjusted net income	28,176	33,092	26,341
Adjusted net income (non-GAAP)	$85,867	$92,887	$73,429

Basic earnings per share (GAAP)	$1.90	$2.05	$1.51
Diluted earnings per share (GAAP)	1.87	2.02	1.49
Adjusted basic earnings per share (non-GAAP)	1.92	2.08	1.65
Adjusted diluted earnings per share (non-GAAP)	1.88	2.05	1.62

Adjusted net income provides for a comparative analysis of our performance excluding those one-time matters, such as transaction-related costs for our purchase of five FRME branches, litigation expense related to a claim regarding prior years’ overdraft fee compliance, net gains or net losses stemming from branch sales completed to eliminate duplicative geographic locations due to past acquisitions, and the Visa credit card and land trust portfolio sales, which were executed to exit products that were not within our strategic plan.

Net interest and dividend income decreased $10.3 million, or 4.1% for 2024 compared to 2023, due primarily to increased interest expense due to higher market rates on deposits throughout 2024, partially offset by the impact of market interest rates on loans, and lower average balances on FHLBC advances. Average loans, including loans held-for-sale, decreased $13.4 million, or 0.33%, in 2024 compared to 2023. Total interest and dividend income growth in 2024, compared to 2023, resulted in a 31 basis point increase in average rates earned on interest earning assets.  Average interest bearing deposits decreased $36.6 million, or 1.3%, for 2024 compared to 2023, while average deposit rates increased 81 basis points over the same period.  The increase in deposit rates was primarily due to growth in exception priced deposits and higher rates overall offered to customers, which impacted deposit expense in all interest bearing deposit categories.  Average noninterest bearing deposits decreased by $158.7 million, or 8.3%, from 2023 to 2024.

We continued to reposition our balance sheet in 2024 to ensure adequate liquidity, reduce asset quality risk, and to offset the rising interest rate risk on our cost of funds.  In 2024, our available-for-sale securities portfolio decreased $31.1 million, compared to year-end 2023, due primarily to $304.2 million of paydowns, maturities, and calls and $5.3 million of strategic sales.  These decreases in 2024 were partially offset by security purchases of $265.5 million. The unrealized mark to market adjustment on securities was a $68.6 million unrealized loss as of December 31, 2024, compared to an $84.2 million unrealized loss at December 31, 2023, due primarily to changes in market interest rates and the portfolio holdings mix year over year.  Average interest bearing liabilities decreased $133.8 million, to $3.21 billion in 2024 from $3.34 billion in 2023.  Total average borrowings decreased $97.3 million to $394.7 million compared to $492.0 million in 2023. The decrease in average borrowings was primarily due to a $84.8 million decrease in other short-term borrowings due to a reduction in FHLBC advances throughout 2024. During 2023, we paid off our notes payable and our senior notes, resulting in a decrease in average borrowings of $1.3 million and $22.0 million, respectively.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2024, we experienced a decrease in loans of $61.6 million, or 1.5%, over 2023.  Nonperforming assets decreased slightly in 2024 and 2023 relative to total assets, with nonperforming assets of $51.9 million, or 0.92%, of total assets for 2024, compared to $73.9 million, or 1.29% of total assets for 2023, and $34.5 million, or 0.59% of total assets, for 2022.  The total dollar decrease in 2024, compared to 2023, was primarily due to a decrease in nonaccrual loans of $38.7 million, partially offset by a $16.5 million increase in OREO. We continue to take steps to control operating expenses and increase noninterest income.

As we focused on reducing noninterest expenses, exclusive of acquisition-related activity, we were also able to maintain our profitable wealth management business, and continue profitability, though to a lesser extent, with the mortgage banking business as originations and sales are negatively impacted by elevated interest rates.

For information comparing our financial condition and results of operations for the year ended December 31, 2023, to year ended December 31, 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.

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

As a result of management’s modeling, we decreased our ACL on loans to $43.6 million as of December 31, 2024; in addition, we decreased our ACL on unfunded commitments to $1.9 million as of December 31, 2024, included within other liabilities.  We recorded provision for credit losses of $12.8 million in 2024, comprised of $13.6 million of provision for credit loss expense on loans, and a $834,000 release of provision on unfunded commitments.  In 2023, we recorded a provision for credit losses of $16.5 million, comprised of an $18.1 million provision for credit loss expense on loans, and a $1.6 million release of provision for credit losses on unfunded commitments. In 2022, we recorded a provision for credit losses of $6.6 million, comprised of a $6.8 million provision for credit loss expense on loans, and a $200,000 release of provision for credit losses on unfunded commitments.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

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

Our net interest income decreased $10.3 million, or 4.1%, to $241.6 million for 2024, from $251.9 million for 2023.  The decrease in 2024 was primarily driven by the higher interest rate environment through much of 2024, which resulted in our cost of funds increasing primarily due to CD specials, exception pricing on deposits and higher rates paid on short-term borrowings.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 4.61% for the year ended 2024, compared to 4.64% for the year ended 2023, a decrease of three basis points.  Our net interest margin on a taxable equivalent (TE) basis was 4.63% for the year ended 2024, compared to 4.67% for the year ended 2023, a decrease of four basis points.  Average interest earning assets decreased $185.4 million during 2024 as volume slowed and rates reflected significant growth, impacting net interest income.  The increase in interest expense in 2024 compared to 2023 was due primarily to an expense increase in all interest bearing deposit categories due to higher rates, partially offset by lower average balances in our short-term funding (FHLBC advances) throughout 2024.

Our average earning assets decreased $185.4 million, or 3.4%, to $5.24 billion in 2024, from $5.43 billion in 2023.  The decrease was primarily attributable to a decrease in our securities portfolio. Our average earning assets decreased $255.1 million, or 4.5%, to $5.43 billion in 2023, from $5.68 billion in 2022.  The decrease was primarily attributable to a decrease in our securities portfolio and our interest earning deposits, partially offset by organic leases, commercial real estate and multifamily loan growth.

Our average interest bearing liabilities decreased $133.8 million, or 4.0%, to $3.21 billion for 2024, from $3.34 billion in 2023, due primarily to a decrease in all deposit categories other than time deposits, as well as a noteworthy decrease in other short-term borrowings.  Average interest bearing deposits decreased by $36.6 million, or 1.3%, to $2.81 billion in 2024, compared to $2.85 billion in 2023.  Our average borrowings decreased $97.3 million to $394.7 million in 2024 from $492.0 million in 2023. This was mainly due to a decrease of $84.8 million in average other short-term borrowings due to a reduction in FHLBC advances throughout 2024. Also contributing to the decrease in our average borrowings was a $22.0 million decrease in average senior notes as the remaining principal was paid off in its entirety in June 2023 and a $1.3 million decrease in average notes payable as the term loan was paid off in its entirety in February 2023. Partially offsetting the decrease in our average borrowings was an increase of $10.7 million in average securities sold under repurchase agreements.

The following table sets forth certain information relating to our average Consolidated Balance Sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Year Ended December 31,
	2024			2023			2022
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$49,202	$2,393	4.86	$49,303	$2,503	5.08	$308,845	$2,175	0.70
Securities:
Taxable	1,015,046	34,656	3.41	1,177,860	37,940	3.22	1,537,655	31,566	2.05
Non-taxable (TE)[1]	164,015	6,537	3.99	170,018	6,746	3.97	181,496	6,692	3.69
Total securities (TE)[1]	1,179,061	41,193	3.49	1,347,878	44,686	3.32	1,719,151	38,258	2.23
Dividends from FHLBC and FRBC	29,282	2,278	7.78	32,351	1,920	5.93	19,051	936	4.91
Loans and loans held-for-sale [1,2]	3,986,900	253,456	6.36	4,000,269	244,317	6.11	3,637,815	176,532	4.85
Total interest earning assets	5,244,445	299,320	5.71	5,429,801	293,426	5.40	5,684,862	217,901	3.83
Cash and due from banks	54,359	-	-	56,592	-	-	52,333	-	-
Allowance for credit losses on loans	(43,872)	-	-	(51,880)	-	-	(45,742)	-	-
Other noninterest bearing assets	388,046	-	-	385,660	-	-	379,767	-	-
Total assets	$5,642,978			$5,820,173			$6,071,220

Liabilities and Stockholders' Equity
NOW accounts	$562,890	$2,826	0.50	$585,304	$1,591	0.27	$610,072	$564	0.09
Money market accounts	699,302	11,878	1.70	752,025	6,039	0.80	1,004,992	958	0.10
Savings accounts	921,801	3,162	0.34	1,052,750	1,131	0.11	1,188,771	378	0.03
Time deposits	628,446	20,147	3.21	458,918	6,636	1.45	468,476	1,448	0.31
Interest bearing deposits	2,812,439	38,013	1.35	2,848,997	15,397	0.54	3,272,311	3,348	0.10
Securities sold under repurchase agreements	38,248	337	0.88	27,518	93	0.34	35,157	40	0.11
Other short-term borrowings	271,257	14,607	5.38	356,014	18,774	5.27	12,534	480	3.83
Junior subordinated debentures	25,773	1,127	4.37	25,773	1,095	4.25	25,773	1,136	4.41
Subordinated debentures	59,425	2,185	3.68	59,340	2,185	3.68	59,255	2,185	3.69
Senior note	-	-	-	22,000	2,408	10.95	44,533	2,682	6.02
Notes payable and other borrowings	-	-	-	1,332	87	6.53	13,239	446	3.37
Total interest bearing liabilities	3,207,142	56,269	1.75	3,340,974	40,039	1.20	3,462,802	10,317	0.30
Noninterest bearing deposits	1,747,890	-	-	1,906,633	-	-	2,097,151	-	-
Other liabilities	62,508	-	-	54,243	-	-	44,986	-	-
Stockholders' equity	625,438	-	-	518,323	-	-	466,281	-	-
Total liabilities and stockholders' equity	$5,642,978			$5,820,173			$6,071,220
Net interest income (GAAP)		$241,635			$251,931			$206,156
Net interest margin (GAAP)			4.61			4.64			3.63

Net interest income (TE)[1]		$243,051			$253,387			$207,584
Net interest margin (TE)[1]			4.63			4.67			3.65
Interest bearing liabilities to earning assets	61.15%			61.53%			60.91%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2024, 2023 and 2022.  See the discussion entitled “Non-GAAP Financial Measures” on page 51 and the table on page 54 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes net costs of $1.8 million for 2024, net costs of $2.7 million for 2023, and net fees of $3.0 million for 2022.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP (TE) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2024	2023	2022
Interest income (GAAP)	$297,904	$291,970	$216,473
Taxable equivalent adjustment - loans	43	39	23
Taxable equivalent adjustment - securities	1,373	1,417	1,405
Interest income (TE)	299,320	293,426	217,901
Less: interest expense (GAAP)	56,269	40,039	10,317
Net interest income (TE)	$243,051	$253,387	$207,584
Net interest income (GAAP)	$241,635	$251,931	$206,156
Average interest earning assets	$5,244,445	$5,429,801	$5,684,862
Net interest margin (GAAP)	4.61%	4.64%	3.63%
Net interest margin (TE)	4.63%	4.67%	3.65%

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

Analysis of Year-to-Year Changes in Net Interest Income1

	2024 Compared to 2023			2023 Compared to 2022
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest and dividend income
Interest earning deposits	$(5)	$(105)	$(110)	$(51)	$379	$328
Securities:
Taxable	(5,800)	2,516	(3,284)	(4,451)	10,825	6,374
Tax-exempt	(239)	30	(209)	(265)	319	54
Dividends from FHLBC and FRBC	(157)	515	358	758	226	984
Loans and loans held-for-sale	(814)	9,953	9,139	18,854	48,931	67,785
Total interest and dividend income	(7,015)	12,909	5,894	14,845	60,680	75,525
Interest expense
NOW accounts	(58)	1,293	1,235	(22)	1,049	1,027
Money market accounts	(392)	6,231	5,839	(178)	5,259	5,081
Savings accounts	(122)	2,153	2,031	(38)	791	753
Time deposits	3,146	10,365	13,511	(29)	5,217	5,188
Securities sold under repurchase agreements	48	196	244	(7)	60	53
Other short-term borrowings	(4,573)	406	(4,167)	18,046	248	18,294
Junior subordinated debentures	-	32	32	-	(41)	(41)
Subordinated debt	-	-	-	-	-	-
Senior notes	(1,204)	(1,204)	(2,408)	445	(719)	(274)
Notes payable and other borrowings	(44)	(43)	(87)	8,190	(8,549)	(359)
Total interest expense	(3,199)	19,429	16,230	26,407	3,315	29,722
Net interest and dividend income	$(3,816)	$(6,520)	$(10,336)	$(11,562)	$57,365	$45,803

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

We recorded a $12.8 million provision for credit losses in 2024, a decrease of $3.8 million, from 2023. The decrease in provision expense over the prior year was primarily due to the decrease in loans of $61.6 million in 2024, and lower current-year net charge offs, as well as improved asset quality and economic factors.  The 2023 provision for credit losses of $16.5 million compared to $10.0 million in 2022 was primarily due to loan growth of $173.3 million in 2023 and prior-year net charge offs, partially offset by improved economic factors.

For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in this Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2024	2023	2022	2024-2023	2023-2022
Wealth management	$11,426	$9,803	$9,887	16.6	(0.8)
Service charges on deposits	10,226	9,817	9,562	4.2	2.7
Residential mortgage banking revenue
Secondary mortgage fees	287	259	332	10.8	(22.0)
Mortgage servicing rights mark to market (loss) gain	(723)	(1,425)	3,177	49.3	(144.9)
Mortgage servicing income	1,942	2,029	2,130	(4.3)	(4.7)
Net gain on sales of mortgage loans	1,805	1,477	2,022	22.2	(27.0)
Total residential mortgage banking revenue	3,311	2,340	7,661	41.5	(69.5)
Securities (losses) gains, net	-	(4,148)	(944)	100.0	(339.4)
Increase in cash surrender value of BOLI	3,619	2,120	718	70.7	195.3
Death benefit realized on BOLI	905	-	-	N/M	N/M
Card related income	10,114	10,051	10,989	0.6	(8.5)
Other income	4,218	4,196	5,243	0.5	(20.0)
Total noninterest income	$43,819	$34,179	$43,116	28.2	(20.7)

N/M - Not meaningful

Our total noninterest income increased $9.6 million, or 28.2%, to $43.8 million for 2024, compared to $34.2 million for 2023.  The increase in 2024 from 2023 was primarily due to:

●	A $1.6 million, or 16.6%, increase in wealth management income due to growth in advisory and estate fees.
●	Higher mortgage banking earnings of $971,000, driven by mark to market losses on mortgage servicing rights (MSRs) of $723,000 in 2024, compared to mark to market losses on MSRs of $1.4 million recorded in 2023, primarily due to changes in market interest rates. Also contributing to the higher mortgage banking earnings in 2024 was an increase of $328,000 related to net gains on sales of mortgage loans.
●	No net securities gains or losses in 2024, compared to net securities losses of $4.1 million in 2023.
●	A $1.5 million, or 70.7%, increase in the cash surrender value of BOLI, compared to 2023, due to higher market rates throughout 2024.
●	A $905,000 increase in the death benefit realized on BOLI, as 2024 experienced one death claim; there were no death claims in 2023.

Our total noninterest income decreased $8.9 million, or 20.7%, to $34.2 million for 2023, compared to $43.1 million for 2022.  The decrease was primarily due to lower mortgage banking earnings of $5.3 million, driven by mark to market losses on MSRs of $1.4 million in 2023, compared to mark to market gains on MSRs of $3.2 million recorded in 2022, primarily due to changes in market interest rates and prepayment speeds in 2023. Also contributing to the lower mortgage banking earnings in 2023 was a decrease of $545,000 related to net gains on sales of mortgage loans. In addition, total noninterest income decreased in 2023, compared to 2022, due to net securities losses of $4.1 million in 2023, compared to net securities losses of $944,000 in 2022, reflecting strategic sales in 2023 given the increasing rate environment resulting in downward pressure on the bond market during the year, a $938,000, or 8.5%, decrease in card-related income in 2023, compared to 2022, and a $1.0 million decrease in other income, primarily due to a $743,000 gain on a Visa credit card portfolio sale and a $180,000 gain on the sale of a land trust portfolio, both recorded in the third quarter of 2022. Partially offsetting these decreases was an increase in service charges on deposits of $255,000 and a $1.4 million increase in the cash surrender value of BOLI due to market interest rate changes. We had no BOLI death benefit proceeds in 2023 or 2022.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2024	2023	2022	2024-2023	2023-2022
Salaries	$71,439	$66,414	$64,572	7.6	2.9
Officers incentive	9,712	8,447	8,538	15.0	(1.1)
Benefits and other	16,874	13,705	13,463	23.1	1.8
Total salaries and employee benefits	98,025	88,566	86,573	10.7	2.3
Occupancy, furniture and equipment	16,159	14,437	14,992	11.9	(3.7)
Computer and data processing	9,473	7,277	15,795	30.2	(53.9)
FDIC insurance	2,543	2,705	2,401	(6.0)	12.7
Net teller & bill paying	2,244	2,115	3,730	6.1	(43.3)
General bank insurance	1,268	1,212	1,221	4.6	(0.7)
Amortization of core deposit intangible	2,440	2,461	2,626	(0.9)	(6.3)
Advertising expense	1,243	721	589	72.4	22.4
Card related expense	5,555	5,123	4,348	8.4	17.8
Legal fees	1,326	927	873	43.0	6.2
Consulting & management fees	2,496	2,415	2,425	3.4	(0.4)
Other real estate owned expense, net	2,220	399	130	456.4	206.9
Other expense	14,756	16,843	15,470	(12.4)	8.9
Total noninterest expense	$159,748	$145,201	$151,173	10.0	(4.0)

Our total noninterest expense increased by $14.5 million, or 10.0%, in 2024 compared to 2023.  The increase was primarily due to:

●	A $9.5 million, or 10.7%, increase in salaries and employee benefits primarily due to increases in officers’ incentives due to higher projection of year end accrual based on our bank’s performance utilizing measures previously approved by our compensation committee, deferred executive compensation due to changes in market interest rates, and increases in salaries based on growth in base salary rates. Our number of full-time equivalent employees was 877 as of December 31, 2024, compared to 834 as of December 31, 2023.
●	A $1.7 million, or 11.9%, increase in occupancy, furniture and equipment expense primarily due to a full year of operations in a newly built branch and new corporate office, as well as ongoing facilities improvements.
●	A $2.2 million, or 30.2%, increase in computer and data processing expense, primarily due to conversion and transaction-related costs incurred related to branches purchased from FRME.
●	A $522,000, or 72.4%, increase in advertising expenses, primarily due to continuation of our corporate branding campaign, increased sponsorships, and a new overdraft disclosure mailed to retail deposit customers in 2024.
●	A $1.8 million, or 456.4%, increase in OREO related expenses, mainly due to a $1.7 million valuation reserve on two OREO properties, as well as growth in OREO operating expenses in 2024 due to significant transfers into OREO.

Partially offsetting these increases to noninterest expense was a $2.1 million, or 12.4%, decrease in other expense primarily due to a $1.2 million litigation expense recorded in 2023 related to an overdraft case stemming from a prior year overdraft compliance claim, which has since been settled at the accrual total recorded in 2023.

Our total noninterest expense decreased by $6.0 million, or 4.0%, in 2023 compared to 2022.  The decrease was comprised of a $555,000, or 3.7%, decrease in occupancy, furniture and equipment expense primarily due to higher equipment and maintenance costs incurred in 2022, and an $8.5 million, or 53.9%, decrease in computer and data processing expense, both primarily due to merger-related costs incurred related to our acquisition of West Suburban in 2021 as systems conversion was performed in April 2022.  In addition, 2023 reflected a $1.6 million, or 43.3%, decrease in net teller & bill paying services, primarily due to costs incurred in 2022 for new payment platforms related to our acquisition of West Suburban. Partially offsetting these decreases to noninterest expense was a $2.0 million, or 2.3%, increase in salaries and employee benefits. Our number of full-time equivalent employees was 834 as of December 31, 2023, compared to 819 as of December 31, 2022. Also partially offsetting the decrease in noninterest expense in 2023, as compared to 2022, was a $304,000, or 12.7%, increase in FDIC insurance, a $132,000, or 22.4%, increase in advertising expense for updated branding, a $775,000, or 17.8%, increase in card related expense, a $269,000 increase in other real estate owned expense due to six additions and nine disposals throughout 2023, and a $1.4 million increase in other expense primarily due to a $1.2 million litigation expense recorded in the fourth quarter of 2023 for an overdraft fee compliance claim.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2024	2023	2022
Efficiency Ratio / Adjusted Efficiency Ratio (1)
(Dollars in thousands)

Noninterest expense	$159,748	$145,201	151,173	$159,748	$145,201	151,173
Less amortization of core deposit intangible	2,440	2,461	2,626	2,440	2,461	2,626
Less other real estate expense, net	2,220	399	130	2,220	399	130
Less litigation related expense	N/A	N/A	N/A	-	1,200	-
Less merger related costs, net of losses on branch sales	N/A	N/A	N/A	1,992	(258)	9,143
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	N/A	-	629	-
Noninterest expense less adjustments	$155,088	$142,341	$148,417	$153,096	$140,770	139,274

Net interest income	$241,635	$251,931	206,156	$241,635	$251,931	206,156
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	43	39	23
Securities	N/A	N/A	N/A	1,373	1,417	1,405
Net interest income including adjustments	241,635	251,931	206,156	243,051	253,387	207,584
Noninterest income	43,819	34,179	43,116	43,819	34,179	43,116
Less death benefit related to BOLI	905	-	-	905	-	-
Less securities losses, net	-	(4,148)	(944)	-	(4,148)	(944)
Less MSRs mark to market (losses) gains	(723)	(1,425)	3,177	(723)	(1,425)	3,177
Less gain on Visa credit card portfolio sale	N/A	N/A	N/A	-	-	743
Less gain on sale of land trust portfolio	N/A	N/A	N/A	-	-	180
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	1,202	564	191
Noninterest income (excluding) / including adjustments	43,637	39,752	40,883	44,839	40,316	40,151

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$285,272	$291,683	247,039	$287,890	$293,703	247,735
Efficiency ratio / Adjusted efficiency ratio	54.36%	48.80%	60.08%	53.18%	47.93%	56.22%

1  See discussion entitled “Non-GAAP Financial Measures” on page 51.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2024, is detailed in Note 11 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $27.7 million for December 31, 2024 compared to an income tax expense of $32.7 million in 2023 and $24.1 million for 2022.  The decrease in income tax expense in 2024, compared to 2023, is commensurate with the decrease in our pretax income as well as with the new state ruling regarding tax rate apportionment factors related to income generated from securities or loans originated in other states.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 24.5% for 2024, 26.3% for 2023, and 26.4% for 2022.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $5.65 billion at December 31, 2024, a decrease of $73.4 million, or 1.3%, from December 31, 2023.  Our total cash and cash equivalents decreased $816,000, driven by a decrease in cash and due from banks, primarily to pay down short-term borrowings.

Our loans decreased by $61.6 million, or 1.5%, to $3.98 billion for the year ended December 31, 2024, compared to 2023.  This decrease is primarily due to declines in commercial, commercial real estate-owner occupied and multifamily portfolios.

Our total securities decreased by $31.1 million, or 2.6%, for the year ended December 31, 2024, compared to 2023, primarily due to $304.2 million of paydowns, maturities, and calls and $5.3 million of strategic sales.  These decreases in 2024 were partially offset by security purchases of $265.5 million as well as the $15.5 million reduction of unrealized losses recorded in 2024. We recorded no pretax net security gains or losses in 2024 compared to pretax net losses of $4.1 million in 2023.

Our total liabilities were $4.98 billion at December 31, 2024, a decrease of $167.2 million, or 3.2%, from December 31, 2023.  Total deposits increased by $198.0 million, or 4.3%, to $4.77 billion for the year ended December 31, 2024, compared to $4.57 billion for the year ended December 31, 2023, primarily due to the deposits received from the five branch purchase transaction with FRME.

At December 31, 2024, total stockholders’ equity was $671.0 million, compared to $577.3 million at December 31, 2023. The increase in stockholders’ equity primarily stems from net income of $85.3 million recorded in 2024 as well as the decrease in unrealized losses in the available for sale securities portfolio.

Investments

As shown below, the overall composition of our securities portfolio was largely consistent in 2024 versus 2023, with moderate changes in the overall composition of our securities portfolio in 2023 versus 2022.

Securities Available-for-Sale Portfolio

	2024			2023			2022
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
U.S. Treasury	$193,902	$194,143	16.7	$174,602	$169,574	14.2	$224,054	$212,129	13.8
U.S. government agencies	39,202	37,814	3.3	60,011	56,959	4.8	61,178	56,048	3.6
U.S. government agency mortgage-backed	112,241	100,277	8.6	118,492	106,370	8.9	140,588	124,990	8.1
States and political subdivisions	226,969	215,456	18.5	236,072	227,065	19.0	238,160	224,399	14.6
Corporate bonds	-	-	-	-	-	-	10,000	9,622	0.6
Collateralized mortgage obligations	411,170	368,616	31.7	442,987	392,544	33.0	596,336	533,768	34.7
Asset-backed securities	64,215	62,303	5.4	71,616	68,436	5.7	212,227	203,657	13.2
Collateralized loan obligations	182,629	183,092	15.8	173,201	171,881	14.4	180,276	174,746	11.4
Total securities available-for-sale	$1,230,328	$1,161,701	100.0	$1,276,981	$1,192,829	100.0	$1,662,819	$1,539,359	100.0

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

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2024.  Weighted average yield is based on amortized costs and not calculated on a tax equivalent basis. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$94,598	2.94%	$99,545	4.47%	$-	-%	$-	-%	$194,143	3.72%
U.S. government agencies	-	-	36,127	1.19	1,687	6.02	-	-	37,814	1.40
States and political subdivisions	-	-	18,007	4.16	92,528	2.85	104,921	3.20	215,456	3.12
	94,598	2.94	153,679	3.66	94,215	2.91	104,921	3.20	447,413	3.23
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	468,893	2.57
Asset-backed securities	-	-	-	-	-	-	-	-	62,303	3.70
Collateralized loan obligations	-	-	-	-	-	-	-	-	183,092	6.08
Total securities available-for-sale	$94,598	2.94%	$153,679	3.66%	$94,215	2.91%	$104,921	3.20%	$1,161,701	3.40%

As of December 31, 2024, net unrealized losses on available-for-sale securities totaled $68.6 million, which, after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $49.4 million.  As of December 31, 2023, net unrealized losses on available-for-sale securities totaled $84.2 million, which after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $60.6 million.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of
(Dollars in thousands)	2024	Total	2023	Total	2022	Total
Commercial	$800,476	20.1	$841,697	20.8	$840,964	21.7
Leases	491,748	12.4	398,223	9.8	277,385	7.2
Commercial real estate – investor	1,078,829	27.1	1,034,424	25.6	987,635	25.5
Commercial real estate – owner occupied	683,283	17.2	796,538	19.7	854,879	22.1
Construction	201,716	5.1	165,380	4.1	180,535	4.7
Residential real estate – investor	49,598	1.2	52,595	1.3	57,353	1.5
Residential real estate – owner occupied	206,949	5.2	226,248	5.6	219,718	5.7
Multifamily	351,325	8.8	401,696	9.9	323,691	8.4
HELOC	103,388	2.6	103,237	2.6	109,202	2.8
Other [1]	14,024	0.3	22,915	0.6	18,247	0.4
Total loans	$3,981,336	100.0	$4,042,953	100.0	$3,869,609	100.0

1 The “Other” class includes consumer loans and overdrafts.

Our total loans were $3.98 billion as of December 31, 2024, a decrease of $61.6 million from $4.04 billion as of December 31, 2023. This decrease was due to increased transfers into OREO and large payoffs. The largest decreases, net originations, were in commercial real estate – owner occupied for $113.3 million, in multifamily for $50.4 million, and in commercial for $41.2 million. Partially offsetting these declines, we experienced organic loan growth primarily in our leases and commercial real estate – investor loan portfolios.  We recorded total loan originations, excluding renewals, of $1.03 billion in 2024, but we also experienced accelerated paydowns in 2024 due to higher levels of customer liquidity.

We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Management continues to emphasize loan portfolio quality, and credit remediation continued in 2024. The decrease of nonaccrual and classified loans as of December 31, 2024, compared to the prior year end, is due to larger relationships with office buildings and assisted living centers that have been transferred into OREO, have been paid off, or have been upgraded in 2024, discussed in the “Asset Quality” section below.  We recorded net loan charge-offs of $14.2 million in 2024, $23.3 million in 2023, and $1.6 million in 2022.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years.  While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate categories represented 67.2% and 68.8% of the portfolio at December 31, 2024 and 2023, respectively.  Our lending exposure is diversified across our each of our segments presented above. Though 2024 experienced a net decline in the overall portfolio, leases and commercial real estate – investor continued to grow. We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2024.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2024:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		After One Year		After Five Years
		Through Five Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Commercial	$660,944	$94,629	$29,660	$14,297	$-	$946	$-	$800,476
Leases	22,146	402,805	-	66,797	-	-	-	491,748
Commercial real estate – investor	353,872	541,759	53,581	129,617	-	-	-	1,078,829
Commercial real estate – owner occupied	307,488	247,515	60,117	67,647	516	-	-	683,283
Construction	157,201	34,594	1,752	8,094	75	-	-	201,716
Residential real estate – investor	12,811	29,326	4,880	200	1,105	1,276	-	49,598
Residential real estate – owner occupied	30,296	7,744	73,590	37,920	28,081	29,318	-	206,949
Multifamily	132,305	193,129	22,696	3,195	-	-	-	351,325
HELOC	85,987	5,317	380	8,770	-	2,934	-	103,388
Other[1]	9,228	4,681	-	115	-	-	-	14,024
Total	$1,772,278	$1,561,499	$246,656	$336,652	$29,777	$34,474	$-	$3,981,336

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Remediation work is ongoing in all relevant segments. Nonperforming loans decreased year over year by $38.5 million, or 56.0%, to $30.3 million at December 31, 2024, but increased by $35.9 million to $68.8 million at December 31, 2023, compared to December 31, 2022. Nonperforming assets, which includes nonperforming loans plus other real estate owned, totaled $51.9 million as of December 31, 2024, compared to $73.9 million as of December 31, 2023, and $34.5 million as of December 31, 2022.  Nonperforming credit metrics decreased in 2024, largely due to office buildings and senior/assisted living facilities which were paid off, upgraded or transferred into OREO, and management is carefully monitoring loans considered to be in a classified status. Nonperforming loans as a percent of total loans decreased to 0.8% as of December 31, 2024, from 1.7% as of December 31, 2023, and 0.9% December 31, 2022. Our nonperforming loans by performance metric is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets by performance metric at December 31 for the years indicated:

(Dollars in thousands)	2024	2023	2022
Nonaccrual loans	$28,851	$67,583	$31,602
Performing troubled debt restructured loans accruing interest	N/A	N/A	49
Loans past due 90 days or more and still accruing interest	1,436	1,196	1,262
Total nonperforming loans	30,287	68,779	32,913
Other real estate owned	21,617	5,123	1,561
Total nonperforming assets	$51,904	$73,902	$34,474

Other real estate owned ("OREO") as % of nonperforming assets	41.6%	6.9%	4.5%

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $815,000, $1.9 million and $284,000 was recorded and collected during 2024, 2023 and 2022, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2024, 2023 and 2022, had these loans been on an accrual basis throughout the year, was approximately $4.2 million, $7.3 million and $2.7 million, respectively.

Total past due loans, including accruing and nonaccrual loans, totaled $27.3 million at year-end 2024, a $22.1 million decrease from year end 2023, resulting in the rate of past due loans to total loans decreasing to 0.7% at year-end 2024 compared to 1.2% at year-end 2023, and 0.6% at year-end 2022.  Refer to Note 5, “Loans and Allowance for Credit Losses on Loans”, in our Consolidated Financial Statements, below, for further detail of past due loans by classification for 2024 and 2023.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2024	2023	2022	2024-2023	2023-2022
Commercial	$24,748	$8,414	$26,485	194.1	(68.2)
Leases	523	818	1,876	(36.1)	(56.4)
Commercial real estate – investor	14,489	43,798	27,410	(66.9)	59.8
Commercial real estate – owner occupied	27,619	54,613	40,890	(49.4)	33.6
Construction	19,351	17,155	1,333	12.8	N/M
Residential real estate – investor	1,690	1,331	1,714	27.0	(22.3)
Residential real estate – owner occupied	1,851	3,216	3,854	(42.4)	(16.6)
Multifamily	1,165	1,775	2,954	(34.4)	(39.9)
HELOC	547	1,664	2,411	(67.1)	(31.0)
Other(1)	10	-	2	N/M	(100.0)
Total classified loans	91,993	132,784	108,929	(30.7)	21.9
Other real estate owned	21,617	5,123	1,561	322.0	228.2
Total classified assets	$113,610	$137,907	$110,490	(17.6)	24.8

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

Total classified loans decreased in 2024 by $40.8 million compared to 2023, and increased in 2023 by $23.9 million compared to 2022. The decrease in 2024 is primarily due to a decrease of $29.3 million of Commercial real estate – investor loans and $27.0 million of commercial real estate – owner occupied, and partially offset by an increase of $16.3 million of commercial, compared to 2023. In 2024, the decrease to classified commercial real estate – owner occupied and commercial real estate – investor loans were driven by loan risk rating upgrades of $20.1 million for commercial real estate – owner occupied and $8.8 million for commercial real estate – investor, primarily in the healthcare industry. The rise in 2023 is primarily due to an increase of $16.4 million of Commercial real estate – investor loans, an increase of $13.7 million of commercial real estate – owner occupied, and an increase of $15.8 million of construction, compared to 2022. In 2023, the increases to classified commercial real estate – owner occupied and commercial real estate – investor loans were driven by downgrades to loans collateralized by office buildings and senior/assisted living facilities.

Total classified assets, which includes OREO, decreased $24.3 million in 2024 compared to 2023 but increased compared to 2022. The decrease in classified loans year over year was negatively offset by a $16.5 million increase in OREO in 2024 compared to 2023, primarily due to the transfer of five properties with a net fair value of $19.4 million, net of participations and valuation adjustments.  Our OREO portfolio increased $3.6 million in 2023 from 2022.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio decreased to 17.37% at December 31, 2024, compared to 21.66% at December 31, 2023, from 18.36% at December 31, 2022.

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

Allowance for Credit Losses

At December 31, 2024, the ACL on loans totaled $43.6 million, and the ACL on unfunded commitments, included in other liabilities, totaled $1.9 million, compared to the ACL on loans of $44.3 million and ACL on unfunded commitments of $2.7 million at December 31, 2023. The decrease was due to large charge offs taken in the fourth quarter of 2024 and changes with our economic forecast during the year.

One measure of the adequacy of the ACL is the ratio of the ACL on loans to total loans. The ACL as a percentage of total loans was 1.1% as of December 31, 2024 and as of December 31, 2023. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this annual report for discussion of our ACL methodology on loans.

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses over the expected life of the loan portfolio as well as considering changes in macroeconomic conditions. During 2024, we recorded a $13.6 million of provision for credit losses expense on loans and a $834,000 release of provision for credit losses on unfunded commitments. During 2023, we recorded an $18.1 million provision for credit losses expense on loans, and a $1.6 release of provision for credit losses on unfunded commitments.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2024	2023	2022
Total average loans (exclusive of loans held–for–sale)	$3,985,552	$3,998,937	$3,634,570
Allowance at beginning of year	44,264	49,480	44,281
Charge–offs:
Commercial	8,686	885	151
Leases	149	882	371
Commercial real estate – investor	4,596	11,816	1,401
Commercial real estate – owner occupied	5,154	10,691	133
Construction	-	-	-
Real estate – investor	-	-	-
Real estate – owner occupied	242	-	2
Multifamily	-	-	-
HELOC	-	-	-
Other[1]	284	368	402
Total charge–offs	19,111	24,642	2,460
Recoveries:
Commercial	149	632	95
Leases	103	119	2
Commercial real estate – investor	425	77	81
Commercial real estate – owner occupied	3,907	29	104
Construction	-	100	-
Real estate – investor	25	30	30
Real estate – owner occupied	36	79	226
Multifamily	-	-	63
HELOC	91	105	140
Other[1]	146	169	168
Total recoveries	4,882	1,340	909
Net charge-offs	14,229	23,302	1,551
Provision for credit losses on loans	13,584	18,086	6,750
Allowance at end of year	$43,619	$44,264	$49,480

Net charge-offs to total average loans	0.4%	0.6%	0.0%
ACL on loans at year end to total average loans	1.1%	1.1%	1.4%
Nonaccrual loans to total loans outstanding	0.7%	1.7%	0.8%
Nonperforming loans to total loans outstanding	0.8%	1.7%	0.9%
ACL on loans at year end to nonaccrual loans	151.2%	65.5%	156.6%

1 The “Other” class includes consumer loans and overdrafts.

The following table summarizes, for the years indicated, net charge-offs per loan class and the percentage of total average loans per class:

		% of Total		% of Total		% of Total
		Average		Average		Average
		Loans Per		Loans Per		Loans Per
	2024	Class	2023	Class	2022	Class
Commercial	$8,537	1.1	$253	-	$56	-
Leases	46	-	763	0.2	369	0.1
Commercial real estate – investor	4,171	0.4	11,739	1.1	1,320	0.1
Commercial real estate – owner occupied	1,247	0.2	10,662	1.4	29	-
Construction	-	-	(100)	(0.1)	-	-
Residential real estate – investor	(25)	(0.1)	(30)	(0.1)	(30)	(0.1)
Residential real estate – owner occupied	206	0.1	(79)	-	(224)	(0.1)
Multifamily	-	-	-	-	(63)	-
HELOC	(91)	(0.1)	(105)	(0.1)	(140)	(0.1)
Other [1]	138	1.2	199	0.8	234	2.1
Net charge–offs	$14,229	0.4	$23,302	0.6	$1,551	-

1 The “Other” class includes consumer loans and overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.  Our provision for credit losses in 2024 totaled $12.8 million, compared to $16.5 million in 2023, and $6.6 million in 2022.  Net charge-offs recorded in 2024 totaled $14.2 million, compared to net charge-offs of $23.3 million recorded in 2023, and net charge-offs of $1.6 million in 2022. The significant charge offs in 2024 were comprised of one commercial credit, and four commercial real estate credits, offset by one significant commercial real estate recovery. Our ACL on loans to average loans was 1.1% as of December 31, 2024 and 2023, compared to 1.4% at December 31, 2022.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2024		2023		2022
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$7,813	20.1	$3,998	20.8	$11,968	21.7
Leases	2,136	12.4	2,952	9.8	2,865	7.2
Commercial real estate – investor	14,528	27.1	17,105	25.6	10,674	25.5
Commercial real estate – owner occupied	10,036	17.2	12,280	19.7	15,001	22.1
Construction	3,581	5.1	1,038	4.1	1,546	4.7
Real estate – investor	553	1.2	669	1.3	768	1.5
Real estate – owner occupied	1,509	5.2	1,821	5.6	2,046	5.7
Multifamily	1,876	8.8	2,728	9.9	2,453	8.4
HELOC	1,578	2.6	1,656	2.6	1,806	2.8
Other[1]	9	0.3	17	0.6	353	0.4
Total	$43,619	100.0	$44,264	100.0	$49,480	100.0

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

Although management believes the ACL is sufficient to cover expected losses over the estimated life of our loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ACL at the time of their examination. Continued loan growth in future periods, a decline in our current level of recoveries, or an increase in charge-offs could result in an increase in provision expense. Additionally, provision expense may be more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance.

During 2024, the release of credit losses on unfunded commitments totaled $834,000, and the allowance for unfunded commitments totaled $1.9 million as of December 31, 2024.  During 2023, the release of credit losses on unfunded commitments totaled $1.6 million, and allowance for unfunded commitments totaled $2.7 million as of December 31, 2023. Management reviewed the securities portfolio for credit loss exposure and determined that no allowance for credit losses on securities was required for 2024 or 2023.  See Note 4 to the Consolidated Financial Statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) increased to $21.6 million as of December 31, 2024, compared to $5.1 million as of December 31, 2023, reflecting a $16.5 million increase. During 2024, we transferred five OREO properties from loans with a total fair value of $19.4 million, net of participations and valuation adjustments, and we sold three properties which had a net book value of $2.8 million. Net gains on the sale of OREO properties during 2024 totaled $390,000, compared to net gains on sale of OREO properties of $256,000 in 2023 and $163,000 in 2022. The OREO valuation reserve increased to $1.9 million in 2024 compared to $118,000 in 2023.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2024	2023	2022	2024-2023	2023-2022
Single family residence	$-	$-	$-	-	-
Lots (single family and commercial)	-	-	1,261	-	(100.0)
Vacant land	197	197	300	-	(34.3)
Multi-family	-	-	-	-	-
Commercial property	21,420	4,926	-	334.8	N/M
Total OREO properties	$21,617	$5,123	$1,561	322.0	228.2

N/M - Not meaningful

Other real estate assets transferred from loans are recorded at the fair value of the property when transferred, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2024 was $1.9 million, which was 7.9% of gross OREO at year-end 2024. This compares to $118,000, or 2.3%, of gross OREO, net of participations and purchase accounting adjustments, at year-end 2023.

Deposits

Our total deposits increased by $198.0 million, or 4.3%, to a total of $4.77 billion at year-end 2024, compared to year-end 2023, due to increases in NOW accounts of $56.1 million, money market accounts of $90.3 million, and time deposits of $220.8 million, partially offset by decreases in non-interest bearing demand deposits of $130.0 million, and savings accounts of $39.1 million. Total deposits contracted by $540.0 million, or 10.6%, to a total of $4.57 billion at year-end 2023 compared to year-end 2022. We had no brokered certificates of deposit as of December 31, 2024 or December 31, 2023.

Average Balances and Interest Rates

	2024		2023		2022
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$1,747,890	-	$1,906,633	-	$2,097,151	-
Interest bearing:
NOW and money market	1,262,192	1.16	1,337,329	0.57	1,615,064	0.09
Savings	921,801	0.34	1,052,750	0.11	1,188,771	0.03
Time	628,446	3.21	458,918	1.45	468,476	0.31
Total deposits	$4,560,329		$4,755,630		$5,369,462

The following table sets forth the amounts and maturities of time deposits of $250,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $250,000 or More

(Dollars in thousands)	2024	2023
3 months or less	$63,441	$23,677
Over 3 months through 6 months	46,899	28,607
Over 6 months through 12 months	15,081	21,558
Over 12 months	3,393	7,740
	$128,814	$81,582

The following table presents estimated insured and uninsured deposits at December 31, 2024 and December 31, 2023 by deposit type, as well as the weighted average rates for each year to date ending period:

(Dollars in thousands)	December 31, 2024				December 31, 2023
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,704,920	$1,128,877	$576,043	-%	$1,834,891	$1,137,089	$697,802	-%
Savings	932,201	873,668	58,533	0.34	971,334	905,163	66,171	0.11
NOW accounts	621,434	468,781	152,653	0.50	565,375	414,005	151,370	0.27
Money market accounts	761,499	496,293	265,206	1.70	671,240	473,006	198,234	0.80
Time deposits	748,677	638,140	110,537	3.21	527,906	452,000	75,906	1.45
Total	$4,768,731	$3,605,759	$1,162,972	0.83%	$4,570,746	$3,381,263	$1,189,483	0.32%

Collateralized public funds	$217,358	$16,557	$200,801		$247,202	$15,211	$231,991

As of December 31, 2024, 17.3% of our uninsured deposits were secured by collateralized public funds; in addition, the Bank had ample liquidity available with unused funding capacity at correspondent banks.

Borrowings

In addition to deposits, we used other liquidity sources for our funding needs in 2024, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans. We primarily use these borrowings as a source of short-term funding. The outstanding balance of our short-term FHLBC borrowing was $20.0 million and $405.0 million as of December 31, 2024 and December 31, 2023, respectively.

In addition, we have an unused line of credit of $30.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.  This line of credit has not been drawn upon since January 2019.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2024 or 2023.

The average junior subordinated debentures included one issuance of trust preferred securities, Old Second Capital Trust II (“Trust II”), which totals $25.0 million as of December 31, 2024 and 2023.  See Note 10 to the Consolidated Financial Statements Junior Subordinated Debentures for further discussion of Trust II.  The junior subordinated debentures outstanding at December 31, 2024 consist of $25.8 million of the Trust II issuance, including both the preferred and common stock components related to this trust preferred issuance.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole or in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2024, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance costs.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes matured in ten years, and terms included interest payable semiannually at 5.75% for five years.  On June 30, 2023, we redeemed all of the $45.0 million senior notes.

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

Capital

As of December 31, 2024, we had total stockholders’ equity of $671.0 million, an increase of $93.8 million, or 16.2%, from $577.3 million as of December 31, 2023.  This increase was primarily due to net income of $85.3 million in 2024. The increase in total stockholders’ equity from 2023 to 2024 was also attributable to an $11.2 million increase in the fair value adjustments on securities available for sale and a $3.9 million increase in the fair value adjustments on swaps within accumulated other comprehensive loss, net of tax. At December 31, 2024, accumulated other comprehensive loss, net of deferred taxes, was $47.7 million, compared to $62.8 million as of year-end 2023.  Equity in 2024 was reduced for the payment of dividends to common stockholders, which totaled $9.4 million for the year.  Our total stockholders’ equity also increased in 2023, ending at $577.3 million, compared to $461.1 million at year end 2022, primarily attributable to net income of $91.7 million.  The change in total stockholders’ equity from 2022 to 2023 was also increased by a $28.3 million increase in the fair value adjustments on securities available for sale, and a $2.0 million increase in the fair value adjustments on swaps within accumulated other comprehensive loss, net of tax.  At December 31, 2023, accumulated other comprehensive loss, net of deferred taxes, was $62.8 million, compared to $93.1 million as of year-end 2022.

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

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2024, and December 31, 2023, total trust preferred proceeds of $25.0 million qualified as Tier 1 regulatory capital at the bank holding company level.

In the fourth quarter of 2023, our Board of Directors authorized the repurchase of up to 2,234,896 shares (or approximately 5%) of our outstanding common stock, which authorization expired on December 31, 2024.  In the fourth quarter of 2024, our Board of Directors re-authorized the repurchase of up to 2,234,896 shares of our common stock.  We may engage in repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.  Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2025 would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program, and we did not engage in any repurchases under the Repurchase Program in 2023 or 2024.

We withheld 72,836 shares for $1.0 million to satisfy RSU vesting tax withholding obligations in 2024, which increased treasury stock.  This increase was offset by issuance of 45,917 shares for RSU vestings, which totaled $650,000. The net impact was an increase to treasury stock of 26,919 shares, totaling $398,000 as of December 31, 2024.  The net increase in treasury stock decreased stockholders’ equity, and also increased earnings per share by decreasing the number of shares outstanding.

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

The Basel III rules impose minimum capital requirements for bank holding companies and banks.  See Item 1, Business “Supervision  and Regulation - Basel III Capital Standards.”  The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies” which are generally holding companies with consolidated assets of less than $3 billion.  In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2024	2023	2022
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.82%	11.37%	9.67%
Total risk-based capital ratio	10.50	N/A	15.54	14.06	12.52
Tier 1 risk-based capital ratio	8.50	N/A	13.34	11.89	10.20
Tier 1 leverage ratio	4.00	N/A	11.30	10.06	8.14

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	12.89%	12.32%	11.70%
Total risk-based capital ratio	10.50	10.00	13.82	13.24	12.75
Tier 1 risk-based capital ratio	8.50	8.00	12.89	12.32	11.70
Tier 1 leverage ratio	4.00	5.00	10.90	10.41	9.32

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2024, 2023 and 2022 pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

In addition to the above regulatory ratios, our common equity to total assets ratio increased from 10.09% at December 31, 2023 to 11.88% at December 31, 2024, while our tangible common equity to tangible assets ratio (non-GAAP) increased from 8.56% at December 31, 2023 to 10.11% at December 31, 2024. The reduction in accumulated other comprehensive loss on available-for-sale securities in 2024 contributed to the growth in these ratios, as the numerator was increased.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.

The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2024		December 31, 2023
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$671,034	$671,034	$577,281	$577,281
Less: Goodwill and intangible assets	115,291	115,291	97,695	97,695
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	4,406	N/A	2,243
Adjusted goodwill and intangible assets	115,291	110,885	97,695	95,452
Tangible common equity	$555,743	$560,149	$479,586	$481,829
Tangible assets
Total assets	$5,649,377	$5,649,377	$5,722,799	$5,722,799
Less: Adjusted goodwill and intangible assets	115,291	110,885	97,695	95,452
Tangible assets	$5,534,086	$5,538,492	$5,625,104	$5,627,347

Common equity to total assets	11.88%	11.88%	10.09%	10.09%
Tangible common equity to tangible assets	10.04%	10.11%	8.53%	8.56%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See Item 1. Business “Supervision and Regulation—Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2024 totaled $99.3 million, compared to $100.1 million at December 31, 2023, and $115.2 million as of December 31, 2022. Additional funding sources at the end of 2024 include unused borrowing capacity available from the Federal Home Loan Bank of Chicago, Federal Reserve Bank and correspondent banks of $1.02 billion and unencumbered securities available for sale of $444.2 million. The Bank possesses a strong liquidity profile in normal and stressed scenarios due to diverse funding sources, an outsized securities portfolio, and a stable core deposit base.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third party financial institution.

Net cash inflows from operating activities were $131.5 million during 2024, compared with inflows of $116.4 million in 2023 and inflows of $97.3 million in 2022.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2024, 2023, and 2022.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows for 2024, a source of outflows for 2023, and a source of inflows for 2022.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash inflows from investing activities were $322.7 million in 2024, compared to $161.6 million of inflows in 2023, and outflows of $432.8 million in 2022. The FRME five branch purchase transaction resulted in net cash inflows of $237.4 million. Loan contraction resulted in $34.7 million of cash inflows for 2024, $197.6 million of cash outflows in 2023, and $443.9 million of cash outflows in 2022. In 2024, security transactions resulted in net cash inflows of $44.0 million, and proceeds from the sales of OREO assets accounted for inflows of $3.2 million.  In 2023, security transactions resulted in net cash inflows of $378.4 million, and proceeds from the sales of OREO assets accounted for inflows of $2.0 million. In 2022, securities transactions accounted for net inflows of $9.2 million, and proceeds from the sales of OREO assets accounted for inflows of $941,000.

Net cash outflows from financing activities in 2024 were $455.1 million, compared to $293.0 million of outflows in 2023, and $301.5 million of outflows in 2022. Significant cash outflows from financing activities in 2024 included reductions in other short-term borrowings of $385.0 million as we paid down overnight FHLBC advances with funds received from the five branches acquired from FRME. Deposits were a net outflow of $69.8 million in 2024, $538.8 million in 2023, and $353.9 million in 2022. Significant cash inflows from financing activities in 2023 included an increase in other short-term borrowings of $315.0 million as we obtained overnight FHLBC advances throughout 2023. Significant cash outflows from financing activities in 2023 included the $9.0 million repayment of the term note in February 2023 and the $45.0 million repayment of senior notes in June 2023. Significant inflows from financing activities in 2022 included an increase other short-term borrowings of $90.0 million.

Commitments and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheets as disclosed in Note 19 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2024, do not necessarily represent the amounts that may ultimately be paid.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2024:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$44,750	$74,916	$8,235	$4,525	$132,426
Revolving open end residential	8,796	5,474	6,593	183,043	203,906
Other unused loan commitments, including commercial and industrial	324,518	108,028	2,240	8,697	443,483
Financial standby letters of credit (borrowers)	16,140	370	-	-	16,510
Performance standby letters of credit (borrowers)	10,489	270	-	-	10,759
Performance standby letters of credit (others)	67	-	-	-	67
Total	$404,760	$189,058	$17,068	$196,265	$807,151

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes on assets (loans and securities), liabilities (customer deposits and borrowed funds) and off balance sheet derivatives (interest rate swaps). Fluctuations in interest rates may have a material impact to fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. We believe a financial institution’s ability to effectively tune its interest rate risk profile and strategically position its balance sheet through rate cycles helps sustain financial performance of our institution.

In the second half of 2024, the Federal Reserve Board (“FRB”) cut the Federal Funds (“FF”) target rate by 100 basis points to a target range of 4.25-4.50%, after holding the FF target range at 5.25-5.50% for 14 months. The current forward curve implies two rate cuts in 2025. The FRB continued to shrink its balance sheet, ending 2024 at $6.9 trillion, down from a peak of $8.7 trillion in March 2023.

We manage interest rate risk within guidelines established by the asset liability policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at December 31, 2024 and December 31, 2023 are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction. Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2024. We seek to monitor and manage interest rate risk within approved policy guidelines and limits. Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. Such presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity. Our current balance sheet is a moderately asset sensitive profile, our variable rate assets reprice faster than our longer duration, low beta deposit base. The market events of failed liquidity management at other banks in 2023 have been discussed and reviewed by the asset-liability committee. The committee concluded that we possess a strong liquidity profile and no new liquidity risks were identified. Prudently, we added new measures to assess liquidity risk and enhanced our internal reports to segment deposits by insured, uninsured, collateralized deposits, and we monitor the bank’s funding sources and uses on a regular basis.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of December 31, 2024, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should market interest rates rise. Comparatively, we have a slightly less sensitive profile relative to December 31, 2023 should interest rates rise.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2024
Dollar change	$(38,905)	$(19,660)	$(9,740)	$9,513	$19,168	$35,813
Percent change	(15.0)%	(7.6)%	(3.7)%	3.7%	7.4%	13.8%

December 31, 2023
Dollar change	$(36,337)	$(18,117)	$(8,982)	$9,354	$18,818	$36,453
Percent change	(14.7)%	(7.3)%	(3.6)%	3.8%	7.6%	14.7%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual U.S. inflation rate for December 2024 was 2.9%, up from 2.4% quarter-over-quarter, while Core CPI remained moderate at 3.2%. Management believes the inflation rate will moderate at the current level, an imperfect but acceptable level by the FRB. The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits. Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile. Inflation at the levels currently experienced has a minimal impact to our financial results.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$52,175	$55,534
Interest earning deposits with financial institutions	47,154	44,611
Cash and cash equivalents	99,329	100,145
Securities available-for-sale, at fair value	1,161,701	1,192,829
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	19,441	33,355
Loans held-for-sale	1,556	1,322
Loans	3,981,336	4,042,953
Less: allowance for credit losses on loans	43,619	44,264
Net loans	3,937,717	3,998,689
Premises and equipment, net	87,311	79,310
Other real estate owned	21,617	5,123
Mortgage servicing rights, at fair value	10,374	10,344
Goodwill	93,260	86,478
Core deposit intangible	22,031	11,217
Bank-owned life insurance (“BOLI”)	112,751	109,318
Deferred tax assets, net	26,619	31,077
Other assets	55,670	63,592
Total assets	$5,649,377	$5,722,799

Liabilities
Deposits:
Noninterest bearing demand	$1,704,920	$1,834,891
Interest bearing:
Savings, NOW, and money market	2,315,134	2,207,949
Time	748,677	527,906
Total deposits	4,768,731	4,570,746
Securities sold under repurchase agreements	36,657	26,470
Other short-term borrowings	20,000	405,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,467	59,382
Other liabilities	67,715	58,147
Total liabilities	4,978,343	5,145,518

Stockholders’ Equity
Common stock	44,908	44,705
Additional paid-in capital	205,284	202,223
Retained earnings	469,165	393,311
Accumulated other comprehensive loss	(47,748)	(62,781)
Treasury stock	(575)	(177)
Total stockholders’ equity	671,034	577,281
Total liabilities and stockholders’ equity	$5,649,377	$5,722,799

	December 31, 2024	December 31, 2023
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	44,907,619	44,705,150
Shares outstanding	44,873,467	44,697,917
Treasury shares	34,152	7,233

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest and dividend income
Loans, including fees	$253,319	$244,187	$176,379
Loans held-for-sale	94	91	130
Securities:
Taxable	34,656	37,940	31,566
Tax exempt	5,164	5,329	5,287
Dividends from FHLBC and FRBC stock	2,278	1,920	936
Interest bearing deposits with financial institutions	2,393	2,503	2,175
Total interest and dividend income	297,904	291,970	216,473
Interest expense
Savings, NOW, and money market deposits	17,866	8,761	1,900
Time deposits	20,147	6,636	1,448
Securities sold under repurchase agreements	337	93	40
Other short-term borrowings	14,607	18,774	480
Junior subordinated debentures	1,127	1,095	1,136
Subordinated debentures	2,185	2,185	2,185
Senior notes	-	2,408	2,682
Notes payable and other borrowings	-	87	446
Total interest expense	56,269	40,039	10,317
Net interest and dividend income	241,635	251,931	206,156
Provision for credit losses	12,750	16,501	6,550
Net interest and dividend income after provision for credit losses	228,885	235,430	199,606
Noninterest income
Wealth management	11,426	9,803	9,887
Service charges on deposits	10,226	9,817	9,562
Secondary mortgage fees	287	259	332
Mortgage servicing rights mark to market (loss) gain	(723)	(1,425)	3,177
Mortgage servicing income	1,942	2,029	2,130
Net gain on sales of mortgage loans	1,805	1,477	2,022
Securities losses, net	-	(4,148)	(944)
Change in cash surrender value of BOLI	3,619	2,120	718
Death benefit realized on BOLI	905	-	-
Card related income	10,114	10,051	10,989
Other income	4,218	4,196	5,243
Total noninterest income	43,819	34,179	43,116
Noninterest expense
Salaries and employee benefits	98,025	88,566	86,573
Occupancy, furniture and equipment	16,159	14,437	14,992
Computer and data processing	9,473	7,277	15,795
FDIC insurance	2,543	2,705	2,401
Net teller & bill paying	2,244	2,115	3,730
General bank insurance	1,268	1,212	1,221
Amortization of core deposit intangible	2,440	2,461	2,626
Advertising expense	1,243	721	589
Card related expense	5,555	5,123	4,348
Legal fees	1,326	927	873
Consulting & management fees	2,496	2,415	2,425
Other real estate expense, net	2,220	399	130
Other expense	14,756	16,843	15,470
Total noninterest expense	159,748	145,201	151,173
Income before income taxes	112,956	124,408	91,549
Provision for income taxes	27,692	32,679	24,144
Net income	$85,264	$91,729	$67,405

Basic earnings per share	$1.90	$2.05	$1.51
Diluted earnings per share	1.87	2.02	1.49
Dividends declared per share	0.21	0.20	0.20

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$85,264	$91,729	$67,405

Unrealized holding gains (losses) on available-for-sale securities arising during the period	15,525	35,160	(139,876)
Related tax (expense) benefit	(4,347)	(9,889)	39,166
Holding gains (losses), after tax, on available-for-sale securities	11,178	25,271	(100,710)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized losses	-	(4,148)	(944)
Related tax benefit	-	1,117	265
Net realized losses, after tax	-	(3,031)	(679)
Other comprehensive income (loss) on available-for-sale securities	11,178	28,302	(100,031)

Changes in fair value of derivatives used for cash flow hedges	5,333	2,851	(2,579)
Related tax (expense) benefit	(1,478)	(810)	718
Other comprehensive income on cash flow hedges	3,855	2,041	(1,861)

Total other comprehensive income (loss)	15,033	30,343	(101,892)
Total comprehensive income	$100,297	$122,072	$(34,487)

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)

Balance, January 1, 2022	$11,139	$(2,371)	$8,768
Other comprehensive loss, net of tax	(100,031)	(1,861)	(101,892)
Balance, December 31, 2022	$(88,892)	$(4,232)	$(93,124)

Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	28,302	2,041	30,343
Balance, December 31, 2023	$(60,590)	$(2,191)	$(62,781)

Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	11,178	3,855	15,033
Balance, December 31, 2024	$(49,412)	$1,664	$(47,748)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$85,264	$91,729	$67,405
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	2,651	3,317	5,217
Securities losses, net	-	4,148	944
Provision for credit losses	12,750	16,501	6,550
Originations of loans held-for-sale	(58,011)	(52,091)	(76,607)
Proceeds from sales of loans held-for-sale	58,818	52,186	81,776
Net gains on sales of mortgage loans	(1,805)	(1,477)	(2,022)
Mortgage servicing rights mark to market loss	723	1,425	(3,177)
Net accretion of discount on loans and unfunded commitments	(422)	(3,067)	(6,339)
Net change in cash surrender value of BOLI	(3,619)	(2,120)	(718)
Net gains on sale of other real estate owned	(390)	(256)	(163)
Provision for other real estate owned valuation losses	1,744	269	104
Depreciation of fixed assets and amortization of leasehold improvements	5,591	4,485	4,085
Amortization of operating lease right-of-use asset	1,129	758	174
Net gains on disposal and transfer of fixed assets	(31)	(623)	(2,017)
Loss on lease termination	47	-	-
Amortization of core deposit intangibles	2,440	2,461	2,626
Change in current income taxes receivable	5,991	(4,872)	12,048
Deferred tax expense (benefit)	(1,367)	1,857	969
Change in accrued interest receivable and other assets	4,135	(6,639)	(1,114)
Accretion of purchase accounting adjustment on time deposits	(235)	(1,226)	(1,582)
Change in accrued interest payable and other liabilities	13,486	6,511	6,416
Payments on operating lease payable	(1,270)	(478)	(191)
Stock based compensation	3,914	3,603	2,960
Net cash provided by operating activities	131,533	116,401	97,344
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	304,167	186,049	279,848
Proceeds from sales of securities available-for-sale	5,331	205,738	30,981
Purchases of securities available-for-sale	(265,496)	(13,414)	(301,649)
Net redemptions (purchases) of FHLBC/FRBC stock	13,914	(12,825)	(7,273)
Net change in loans	34,710	(197,574)	(443,904)
Purchases of BOLI policies	(1,050)	(590)	(590)
Proceeds from claims on BOLI, net of claims receivable	1,236	-	-
Proceeds from sales of other real estate owned, net of participations and improvements	3,235	2,005	941
Proceeds from disposition of premises and equipment	-	4,542	13,346
Net purchases of premises and equipment	(10,787)	(12,376)	(4,332)
Cash received from (paid for) acquisition, net	237,441	-	(146)
Net cash provided by (used in) investing activities	322,701	161,555	(432,778)
Cash flows from financing activities
Net change in deposits	(69,776)	(538,751)	(353,927)
Net change in securities sold under repurchase agreements	10,187	(5,686)	(18,181)
Net change in other short-term borrowings	(385,000)	315,000	90,000
Repayment of term note	-	(9,000)	(4,000)
Net change in notes payable and other borrowings, excluding term note	-	-	(6,056)
Repayment of senior notes	-	(45,000)	-
Dividends paid on common stock	(9,413)	(8,946)	(8,877)
Purchase of treasury stock	(1,048)	(605)	(455)
Net cash used in financing activities	(455,050)	(292,988)	(301,496)
Net change in cash and cash equivalents	(816)	(15,032)	(636,930)
Cash and cash equivalents at beginning of period	100,145	115,177	752,107
Cash and cash equivalents at end of period	$99,329	$100,145	$115,177

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2024, 2023 and 2022

	Year Ended December 31,
Supplemental cash flow information	2024	2023	2022
Income taxes paid, net	$23,034	$35,670	$11,232
Interest paid for deposits	36,915	14,210	3,418
Interest paid for borrowings	18,360	24,238	6,777
Non-cash transfer of loans to other real estate owned	21,083	5,580	87
Non-cash transfer of fixed assets to other assets	1,129	582	4,568
Operating leases recognized	1,250	6,745	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, January 1, 2022	$44,705	$202,443	$252,011	$8,768	$(5,900)	$502,027
Net income			67,405			67,405
Other comprehensive loss, net of tax				(101,892)		(101,892)
Dividends declared on common stock, ($0.20 per share)			(8,904)			(8,904)
Vesting of restricted stock		(3,127)			3,127	-
Stock based compensation		2,960				2,960
Purchase of treasury stock from taxes withheld on stock awards					(455)	(455)
Balance, December 31, 2022	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141

Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			91,729			91,729
Other comprehensive income, net of tax				30,343		30,343
Dividends declared on common stock, ($0.20 per share)			(8,930)			(8,930)
Vesting of restricted stock		(3,656)			3,656	-
Stock based compensation		3,603				3,603
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, December 31, 2023	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			85,264			85,264
Other comprehensive income, net of tax				15,033		15,033
Dividends declared on common stock, ($0.21 per share)			(9,410)			(9,410)
Vesting of restricted stock	203	(853)			650	-
Stock based compensation		3,914				3,914
Purchase of treasury stock from taxes withheld on stock awards					(1,048)	(1,048)
Balance, December 31, 2024	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 53 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

The consolidated financial statements of the Company include the financial statements of the Bank and its wholly-owned subsidiaries, River Street Advisors, LLC, an investment advisory/management service company, Old Second Affordable Housing Fund, L.L.C., which provides down payment assistance for home ownership to qualified individuals, and Station I, LLC, Station II, LLC, and Station III, LLC, which hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2024 presentation.

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

Realized securities gains or losses, which are reported in securities losses, net, in the Consolidated Statements of Income, are recognized on a trade date basis and are determined using the specific identification method.  Discounts are accreted into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method.

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

Non-Purchase Credit Deteriorated (Non-PCD) Loans

Non-purchased credit deteriorated loans (“non-PCD loans”) are purchased loans, that, as of the date of acquisition, have not experienced a significant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is determined using the same methodology as other loans held for investment, and no allowance is established as a Day One fair valuation allowance. The sum of the loan’s purchase price net of any related credit and interest rate premium or discount becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a discount or premium, which is comprised of an interest component and a credit component, and is accreted or amortized into interest income over the life of the loan.  Expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loans (accretable yield).  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Real estate - commercial loans – Real estate - commercial loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type.  The real estate – commercial segments utilized for the ACL on loans are:

●	CRE owner occupied – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate and Gross Domestic Product (“GDP”) for the next twelve months as a loss driver.
●	CRE investor – the Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate and GDP for the next twelve months as a loss driver. The primary difference between this segment and CRE owner occupied is within the slightly elevated historical loss rates.

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

Real estate - residential loans – These are loans that are extended to purchase or refinance family residential dwellings.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. The real estate – residential segments utilized for the ACL on loans are:

●	Residential owner-occupied – these loans are secured by 1-4 family residential dwellings that are primary or secondary residences and the Company holds a first lien position. The Company applies historical loss rates from periods with like characteristics as the current period, with a longer remaining life than other segments, due to the often longer-term nature of these loans.
●	Residential investor – these loans are secured by 1-4 family residential dwellings that are not a primary or secondary residence and the Company holds a first lien position. The Company applies historical loss rates from periods with like characteristics as the current period, with a slightly longer remaining life than other segments, but shorter duration than residential owner-occupied.
●	Multifamily – these loans are secured by 5+ unit residential dwellings and the Company typically holds a first lien position. The Company classifies five different risk levels within this segment to assign a loss rate based on historical losses, as well as utilizing a forecasted average unemployment rate and GDP for the next twelve months as a loss driver.

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

Consumer loans – Consumer loans include loans extended primarily for consumer and household purposes.  These also include overdrafts and other items not captured by the definitions above.  The primary loss driver for this segment is the unemployment rate forecast for the next twelve months.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for construction, leases, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining maturity) methodology is used for consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period. In addition, the Company applies qualitative adjustments to each different loan, as described below.

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

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years or longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Fixed Assets Held for Sale totaling $1.4 million are reported within other assets in the Consolidated Balance Sheets. Gains and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements are capitalized and depreciated over the estimated remaining life.

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

All of the Company’s leases are classified as operating leases at inception. The Company leases certain branch locations and equipment; leased equipment is primarily Automated Teller Machines (ATMs).  The Company records leases on the balance sheet in the form of a lease liability at the present value of future minimum payments under the terms of the lease and as a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset if it should arise. The discount rate used in determining the lease liability is based on the incremental borrowing rates the Company could obtain for similar loans as of the date of the commencement or renewal. The Company does not record short-term leases with an initial lease term of one year or less on the Consolidated Balance Sheets.

At lease inception, the Company determines the lease term by considering the noncancelable lease term and all option renewal periods the Company deems reasonably certain to renew. The lease term is also used to calculate the straight-line basis. Leasehold improvements are amortized over the shorter of the useful life or the estimated lease term.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, and any impairment of the right-of-use asset.  Lease expense is included in occupancy, furniture, and equipment on the Company’s Consolidated Statements of Income. The Company’s variable lease expense includes items such as common area maintenance, utilities, parking, and property taxes, which are reported within occupancy, furniture, and equipment on the Consolidated Statements of Income.

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

Mortgage Servicing Rights (“MSRs”) – The Bank is also involved in the business of servicing mortgage loans.  Servicing activities include collecting principal, interest, and escrow payments from borrowers, making tax and insurance payments on behalf of the borrowers, monitoring delinquencies, executing foreclosure proceedings, and accounting for and remitting principal and interest payments to the investors.  MSRs represent the right to a stream of cash flows and an obligation to perform specified residential mortgage servicing activities.

Mortgage loans that the Company is servicing for others aggregated to $709.1 million and $737.2 million at December 31, 2024, and 2023, respectively.  Mortgage loans that the Company is servicing for others are not included in the Consolidated Balance Sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Under the fair value measurement method, the Company measures mortgage servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes in MSRs mark to market values in the Consolidated Statements of Income.  The fair values of MSRs are subject to significant fluctuations as a result of interest rates, changes in estimated and actual prepayment speeds and default rates and losses.

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

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value (“CSV”) or the amount that could be realized upon immediate liquidation.  The change in CSV is recorded as an increase in cash surrender value of BOLI in the Consolidated Statements of Income in noninterest income.  In addition, insurance proceeds received, net of the original premium investment, are recorded as death benefit realized on BOLI in the Consolidated Statements of Income in noninterest income.

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

The Company performed a qualitative assessment of goodwill as of November 30, 2024 which resulted in the fair value of the Company exceeding the carrying value; therefore, it was determined goodwill was not impaired at December 31, 2024.  On November 30, 2023, the Company performed a qualitative assessment of goodwill from which we concluded it was more likely than not that goodwill was not impaired as of December 31, 2023. A quantitative assessment is performed every third year as a matter of periodic practice rather than as a response to a qualitative assessment or triggering event.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2024, CDI totaled $22.0 million compared to $11.2 million at December 31, 2023.  The total CDI amount reflects the transaction with First Merchants Bank in 2024, the acquisition of West Suburban in 2021 as well as ABC Bank in 2018, and the Talmer Bank branch purchase in 2016.  Total CDI amortization expense of $2.4 million, $2.5 million, and $2.6 million was recorded in 2024, 2023, and 2022, respectively. The expected future annual amortization expense for each of the next five years (2025-2029) is approximately $4.1 million, $3.7 million, $3.3 million, $2.9 million, and $2.6 million, respectively.

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

As of December 31, 2024 and 2023, the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any material reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2024 and 2023.  The Company is no longer subject to examination by the Internal Revenue Service for tax years prior to 2021.  State statutes vary, but generally, the Company is no longer subject to state tax examinations for tax years ended prior to 2020.

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

Comprehensive Income – Comprehensive income is the total of reported earnings for all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Comprehensive Income (Loss): (i) changes in unrealized gains or losses on securities available-for-sale, and (ii) the effective portion of a derivative used to hedge cash flows.

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

ASU 2024-01 – On March 21, 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards”, which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and, therefore is within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 was effective January 1, 2025, including interim periods, and is not expected to have a material impact on the financial statements of the Company.

ASU 2024-02 – On March 29, 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”, which amends the codification to remove references to various concept statements and impacts a variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 was effective January 1, 2025, and is not expected to have a material impact the financial statements of the Company.

ASU 2024-03 – On November 4, 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: (1) Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (2) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (3) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and is not expected to have a material impact on the financial statements of the Company.

Subsequent Events

On January 21, 2025, the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on February 10, 2025, to stockholders of record as of January 31, 2025.

On February 24, 2025, Old Second and Bancorp Financial, Inc. (“Bancorp Financial”) entered into an Agreement and Plan of Merger (the “merger agreement”).  The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Bancorp Financial will merge with and into Old Second, with Old Second continuing as the surviving entity (the “merger”).  Immediately following the merger, Evergreen Bank Group (“Evergreen Bank”), an Illinois state-chartered bank and wholly-owned subsidiary of Bancorp Financial, will merge with and into Old Second National Bank, a national banking association and wholly-owned subsidiary of Old Second, with Old Second National Bank continuing as the surviving bank (the “bank merger”).

Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each Bancorp Financial stockholder will receive 2.5814 shares of Old Second common stock and $15.93 in cash  for each share of Bancorp Financial common stock owned by the stockholder.  Holders of Bancorp Financial common stock, subject to certain exceptions, will also be entitled to receive cash in lieu of fractional shares of Old Second common stock.

The parties to the merger expect to complete the merger in the third quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the Bancorp Financial stockholders.

Note 2: Acquisition

On December 6, 2024, the Company completed its purchase of five Illinois branch locations in the southeast Chicago metropolitan statistical area from First Merchants Bank, the wholly owned subsidiary of First Merchants Corporation.  This acquisition brought increased scale as the Company expanded its current branch network in the Chicago market.  At closing, the Company recorded $24.8 million of assets, including $7.1 million of loans and $3.9 million of premises and equipment, and $268.0 million of deposits, net of fair value adjustments.

The Company recorded the estimate of fair value based on initial valuations available at December 6, 2024. Estimated fair values are subject to adjustment for up to one year after December 6, 2024. Based on current valuations, $13.3 million of core deposit intangible was recorded. Goodwill of $6.8 million was ultimately recorded from the branch purchase transaction. None of the $6.8 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the purchase price allocation as of the December 6, 2024 branch purchase transaction with First Merchants Bank, including the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company.

First Merchants Transaction Summary
As of Date of Transaction

December 6, 2024
Assets
Cash and due from banks	$419
Loans, net of purchase accounting adjustments	7,149
Premises and equipment	3,934
Core deposit intangible	13,254
Other assets	19
Total assets	$24,775

Liabilities
Noninterest bearing demand	$26,497
Savings, NOW and money market	157,126
Time	84,373
Total deposits	267,996
Other liabilities	585
Total liabilities	268,581

Cash consideration received	(237,023)
Total liabilities assumed and cash consideration received for transaction	$31,558
Goodwill	$6,783

Expenses related to the First Merchants Bank branch transaction totaled $1.9 million during the year ended December 31, 2024, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

All acquired loans are considered non-PCD as none of the loans met the definition of a purchase credit deteriorated loan.

Note 3: Cash and Due from Banks

Total cash and cash equivalents were $99.3 million and $100.1 million at December 31, 2024 and 2023, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,902	$700	$(459)	$194,143
U.S. government agencies	39,202	-	(1,388)	37,814
U.S. government agencies mortgage-backed	112,241	-	(11,964)	100,277
States and political subdivisions	226,969	264	(11,777)	215,456
Collateralized mortgage obligations	411,170	647	(43,201)	368,616
Asset-backed securities	64,215	69	(1,981)	62,303
Collateralized loan obligations	182,629	472	(9)	183,092
Total securities available-for-sale	$1,230,328	$2,152	$(70,779)	$1,161,701

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$174,602	$-	$(5,028)	$169,574
U.S. government agencies	60,011	-	(3,052)	56,959
U.S. government agencies mortgage-backed	118,492	-	(12,122)	106,370
States and political subdivisions	236,072	1,325	(10,332)	227,065
Collateralized mortgage obligations	442,987	421	(50,864)	392,544
Asset-backed securities	71,616	42	(3,222)	68,436
Collateralized loan obligations	173,201	30	(1,350)	171,881
Total securities available-for-sale	$1,276,981	$1,818	$(85,970)	$1,192,829

1 Excludes interest receivable of $7.1 million and $6.6 million at December 31, 2024 and December 31, 2023, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

FHLBC stock was $4.5 million and $18.5 million at December 31, 2024 and December 31, 2023, respectively.  FRBC stock was $14.9 million at December 31, 2024 and December 31, 2023. Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $717.5 million as of December 31, 2024, were pledged to secure deposits and borrowings, and for other purposes, a decrease from $810.2 million at year-end 2023.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2024 by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$94,725	2.94%	$94,598
Due after one year through five years	154,689	3.64	153,679
Due after five years through ten years	100,601	2.91	94,215
Due after ten years	110,058	3.20	104,921
	460,073	3.23	447,413
Mortgage-backed and collateralized mortgage obligations	523,411	2.57	468,893
Asset-backed securities	64,215	3.70	62,303
Collateralized loan obligations	182,629	6.08	183,092
Total securities available-for-sale	$1,230,328	3.40%	$1,161,701

As of December 31, 2024, the Company has no securities issued from one originator, other than the U.S. Government and its agencies, that individually amounted to over 10% of the Company’s stockholders equity.

Securities with unrealized losses with no corresponding allowance for credit losses at December 31, 2024 and 2023 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	4	$72	$49,788	1	$387	$49,547	5	$459	$99,335
U.S. government agencies	-	-	-	8	1,388	37,814	8	1,388	37,814
U.S. government agencies mortgage-backed	1	447	10,296	128	11,517	89,981	129	11,964	100,277
States and political subdivisions	31	455	85,457	27	11,322	111,308	58	11,777	196,765
Collateralized mortgage obligations	3	24	5,107	139	43,177	328,708	142	43,201	333,815
Asset-backed securities	2	4	1,068	13	1,977	50,198	15	1,981	51,266
Collateralized loan obligations	4	8	31,440	1	1	227	5	9	31,667
Total securities available-for-sale	45	$1,010	$183,156	317	$69,769	$667,783	362	$70,779	$850,939

	Less than 12 months			12 months or more
December 31, 2023	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	4	$5,028	$169,574	4	$5,028	$169,574
U.S. government agencies	-	-	-	9	3,052	56,959	9	3,052	56,959
U.S. government agencies mortgage-backed	-	-	-	128	12,122	106,370	128	12,122	106,370
States and political subdivisions	12	137	27,974	25	10,195	106,138	37	10,332	134,112
Collateralized mortgage obligations	2	8	734	143	50,856	376,236	145	50,864	376,970
Asset-backed securities	-	-	-	19	3,222	63,941	19	3,222	63,941
Collateralized loan obligations	-	-	-	25	1,350	150,902	25	1,350	150,902
Total securities available-for-sale	14	$145	$28,708	353	$85,825	$1,030,120	367	$85,970	$1,058,828

Available-for-sale debt securities in unrealized loss positions are evaluated for allowance related to credit losses at least quarterly. The analysis consists of screening all securities to determine if the bonds have market value loss exceeding 5% of book value and if that loss exceeds $200,000. Two other aspects of each security are assessed. The first is whether a security carries a government guarantee. If the security is backed by a 100% U.S. Government or U.S. Agency guarantee, then no allowance for credit loss would be considered necessary, since ultimately principal and interest of the investment would be paid. For securities that carried a U.S. Government guarantee of less than 100%, an allowance for credit loss analysis is performed. In the case of a partial government guarantee, the loss amount is assumed to be the percentage not guaranteed multiplied by the gain or loss on the position. In addition, a calculation is performed to estimate the amount of value change attributable to movements in interest rates. If the devaluation of a security is due to rate changes, then no allowance would be considered necessary. However, if a payment collected on a particular bond is less than the expected amount, individual credit analysis is conducted on that position. Furthermore, for positions whose market valuations are not directly attributable to movements in interest rates, even if all scheduled payments have been received, credit analysis is performed on each position.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2024		2023	2022
Proceeds from sales of securities	$5,331		$205,738	$30,981
Gross realized gains on securities	1		-	-
Gross realized losses on securities	(1)		(4,148)	(944)
Net realized losses	$—		$(4,148)	$(944)
Income tax benefit on net realized losses	$—		$1,117	$265
Effective tax rate applied	N/M	%	26.9%	28.1%

N/M – Not Meaningful

Note 5: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	December 31, 2024	December 31, 2023
Commercial	$800,476	$841,697
Leases	491,748	398,223
Commercial real estate – investor	1,078,829	1,034,424
Commercial real estate – owner occupied	683,283	796,538
Construction	201,716	165,380
Residential real estate – investor	49,598	52,595
Residential real estate – owner occupied	206,949	226,248
Multifamily	351,325	401,696
HELOC	103,388	103,237
Other [1]	14,024	22,915
Total loans	3,981,336	4,042,953
Allowance for credit losses on loans	(43,619)	(44,264)
Net loans [2]	$3,937,717	$3,998,689

1  Unless otherwise noted, the “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 5 - Loans and Allowance for Credit Losses on Loans.

2  Excludes accrued interest receivable of $17.5 million and $20.5 million at December 31, 2024 and December 31, 2023, respectively, which is recorded in other assets on the Consolidated Balance Sheets.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for lease financing receivables, construction, residential investor, residential owner occupied and the HELOC segments; and (iii) a WARM (weighted average remaining maturity) methodology is used for consumer segments.  The forecast period used for each segment calculation was one year, with an immediate reversion to historical loss rates following this one year period.  The economic factors management has selected include the civilian unemployment rate and real gross domestic product supplemented with local unemployment factors. These factors are evaluated and updated quarterly. Additionally, management uses qualitative adjustments to the loss estimates in certain cases as determined necessary. These qualitative adjustments are applied by pooled loan segment and have been made for both increased and decreased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in loss estimation.  Loans that do not share risk characteristics are evaluated on an individual basis and excluded from the pooled loan evaluation.  The amount of expected loss for loans analyzed individually is determined by discounted cash flow or the fair value of the underlying collateral less applicable costs to sell.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 67.2% and 68.8% of the portfolio at December 31, 2024 and December 31, 2023, respectively, and include a mix of owner and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the ACL for loans for the years ended December 31, 2024, 2023 and 2022:

	Beginning	Provision for			Ending
	Balance	(Release of)			Balance
Allowance for credit losses	January 1, 2024	Credit Losses	Charge-offs	Recoveries	December 31, 2024

Commercial	$3,998	$12,352	$8,686	$149	$7,813
Leases	2,952	(770)	149	103	2,136
Commercial real estate – investor	17,105	1,594	4,596	425	14,528
Commercial real estate – owner occupied	12,280	(997)	5,154	3,907	10,036
Construction	1,038	2,543	-	-	3,581
Residential real estate – investor	669	(141)	-	25	553
Residential real estate – owner occupied	1,821	(106)	242	36	1,509
Multifamily	2,728	(852)	-	-	1,876
HELOC	1,656	(169)	-	91	1,578
Other	17	130	284	146	9
Total	$44,264	$13,584	$19,111	$4,882	$43,619

	Beginning	Provision for			Ending
Allowance for credit losses	Balance	(Release of)			Balance
	January 1, 2023	Credit Losses	Charge-offs	Recoveries	December 31, 2023

Commercial	$11,968	$(7,717)	$885	$632	$3,998
Leases	2,865	850	882	119	2,952
Commercial real estate – investor	10,674	18,170	11,816	77	17,105
Commercial real estate – owner occupied	15,001	7,941	10,691	29	12,280
Construction	1,546	(608)	-	100	1,038
Residential real estate – investor	768	(129)	-	30	669
Residential real estate – owner occupied	2,046	(304)	-	79	1,821
Multifamily	2,453	275	-	-	2,728
HELOC	1,806	(255)	-	105	1,656
Other	353	(137)	368	169	17
Total	$49,480	$18,086	$24,642	$1,340	$44,264

	Beginning	Provision for			Ending
Allowance for credit losses	Balance	(Release of)			Balance
	January 1, 2022	Credit Losses	Charge-offs	Recoveries	December 31, 2022

Commercial	$11,751	$273	$151	$95	$11,968
Leases	3,480	(246)	371	2	2,865
Commercial real estate – investor	10,795	1,199	1,401	81	10,674
Commercial real estate – owner occupied	4,913	10,117	133	104	15,001
Construction	3,373	(1,827)	-	-	1,546
Residential real estate – investor	760	(22)	-	30	768
Residential real estate – owner occupied	2,832	(1,010)	2	226	2,046
Multifamily	3,675	(1,285)	-	63	2,453
HELOC	2,510	(844)	-	140	1,806
Other	192	395	402	168	353
Total	$44,281	$6,750	$2,460	$909	$49,480

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31:

		Accounts				ACL
December 31, 2024	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$-	$6,491	$-	$-	$6,491	$2,448
Leases	-	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	-	1,644	-
Commercial real estate – owner occupied	10,018	-	-	-	10,018	3,951
Construction	5,800	-	-	-	5,800	792
Residential real estate – investor	404	-	-	-	404	-
Residential real estate – owner occupied	1,056	-	-	-	1,056	-
Multifamily	836	-	-	-	836	-
HELOC	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$19,758	$6,491	$-	$-	$26,249	$7,191

		Accounts				ACL
December 31, 2023	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial	$837	$797	$-	$-	$1,634	$2
Leases	-	-	321	-	321	320
Commercial real estate – investor	15,735	-	-	-	15,735	3,656
Commercial real estate – owner occupied	34,894	-	-	-	34,894	3,900
Construction	7,162	-	-	-	7,162	-
Residential real estate – investor	422	-	-	-	422	-
Residential real estate – owner occupied	1,506	-	-	-	1,506	-
Multifamily	1,402	-	-	-	1,402	-
HELOC	39	-	-	-	39	-
Other	-	-	-	-	-	-
Total	$61,997	$797	$321	$-	$63,115	$7,878

Aged analysis of past due loans by class of loans as of December 31, 2024 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$219	$95	$6,963	$7,277	$793,199	$800,476	$1,397
Leases	1,438	372	352	2,162	489,586	491,748	-
Commercial real estate – investor	2,021	402	-	2,423	1,076,406	1,078,829	-
Commercial real estate – owner occupied	1,123	2,479	43	3,645	679,638	683,283	-
Construction	-	-	5,799	5,799	195,917	201,716	-
Residential real estate – investor	763	-	439	1,202	48,396	49,598	-
Residential real estate – owner occupied	2,489	90	509	3,088	203,861	206,949	-
Multifamily	-	233	1,040	1,273	350,052	351,325	-
HELOC	109	74	202	385	103,003	103,388	39
Other	13	10	-	23	14,001	14,024	-
Total	$8,175	$3,755	$15,347	$27,277	$3,954,059	$3,981,336	$1,436

Aged analysis of past due loans by class of loans as of December 31, 2023 were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2023	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$982	$-	$1,228	$2,210	$839,487	$841,697	$1,155
Leases	599	-	347	946	397,277	398,223	-
Commercial real estate – investor	1,209	-	6,087	7,296	1,027,128	1,034,424	-
Commercial real estate – owner occupied	2,103	3,726	15,645	21,474	775,064	796,538	-
Construction	2,540	307	7,161	10,008	155,372	165,380	-
Residential real estate – investor	540	579	168	1,287	51,308	52,595	-
Residential real estate – owner occupied	553	125	1,944	2,622	223,626	226,248	-
Multifamily	1,085	-	233	1,318	400,378	401,696	-
HELOC	565	1,396	269	2,230	101,007	103,237	41
Other	-	1	-	1	22,914	22,915	-
Total	$10,176	$6,134	$33,082	$49,392	$3,993,561	$4,042,953	$1,196

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

Nonaccrual loan detail	December 31, 2024	With no ACL	December 31, 2023	With no ACL
Commercial	$5,591	$497	$870	$870
Leases	523	523	639	318
Commercial real estate – investor	1,981	1,981	16,572	8,926
Commercial real estate – owner occupied	10,604	1,407	34,946	8,429
Construction	5,800	-	7,162	7,162
Residential real estate – investor	1,158	1,158	1,331	1,331
Residential real estate – owner occupied	1,653	1,653	3,078	3,078
Multifamily	1,165	1,165	1,775	1,775
HELOC	366	366	1,210	1,210
Other	10	10	-	-
Total	$28,851	$8,760	$67,583	$33,099

The Company recognized $815,000 and $1.9 million of interest on nonaccrual loans during the years ended December 31, 2024 and 2023, respectively.  The amount of accrued interest reversed against interest income totaled $4.2 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit quality indicators by class of loans as of December 31, 2024 were as follows in the vintage table below:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$299,863	$176,549	$56,619	$18,679	$4,999	$6,527	$201,514	$1,279	$766,029
Special Mention	3,864	1,629	127	176	-	-	3,903	-	9,699
Substandard	-	14	4,169	77	-	-	19,102	-	23,362
Doubtful	-	-	-	1,386	-	-	-	-	1,386
Total commercial	303,727	178,192	60,915	20,318	4,999	6,527	224,519	1,279	800,476

Leases
Pass	239,664	151,372	$66,379	24,546	6,145	2,298	-	-	490,404
Special Mention	-	-	821	-	-	-	-	-	821
Substandard	-	-	523	-	-	-	-	-	523
Total leases	239,664	151,372	67,723	24,546	6,145	2,298	-	-	491,748

Commercial real estate – investor
Pass	243,983	159,008	305,506	191,651	90,245	67,143	6,804	-	1,064,340
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	335	1,645	-	-	-	12,509	-	-	14,489
Total commercial real estate – investor	244,318	160,653	305,506	191,651	90,245	79,652	6,804	-	1,078,829

Commercial real estate – owner occupied
Pass	91,012	114,255	133,488	121,652	77,919	82,820	14,284	-	635,430
Special Mention	-	1,162	7,908	7,500	3,033	631	-	-	20,234
Substandard	-	125	1,168	11,241	9,897	5,188	-	-	27,619
Total commercial real estate – owner occupied	91,012	115,542	142,564	140,393	90,849	88,639	14,284	-	683,283

Construction
Pass	44,699	27,928	83,222	17,747	82	1,081	468	-	175,227
Special Mention	-	-	6,794	-	-	344	-	-	7,138
Substandard	-	-	19,351	-	-	-	-	-	19,351
Total construction	44,699	27,928	109,367	17,747	82	1,425	468	-	201,716

Residential real estate – investor
Pass	5,595	3,833	13,366	8,060	5,693	9,813	1,548	-	47,908
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	375	532	-	783	-	-	1,690
Total residential real estate – investor	5,595	3,833	13,741	8,592	5,693	10,596	1,548	-	49,598

Residential real estate – owner occupied
Pass	11,609	29,670	35,786	32,760	22,996	71,507	770	-	205,098
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	151	-	1,700	-	-	1,851
Total residential real estate – owner occupied	11,609	29,670	35,786	32,911	22,996	73,207	770	-	206,949

Multifamily
Pass	39,133	68,781	68,032	100,049	29,060	44,735	370	-	350,160
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	962	-	203	-	-	-	1,165
Total multifamily	39,133	68,781	68,994	100,049	29,263	44,735	370	-	351,325

HELOC
Pass	2,602	2,561	2,118	383	1,383	3,752	90,042	-	102,841
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	39	214	294	-	547
Total HELOC	2,602	2,561	2,118	383	1,422	3,966	90,336	-	103,388

Other
Pass	6,521	1,559	1,438	639	92	7	3,758		14,014
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	5	5	-	-	-	-		10
Total other	6,521	1,564	1,443	639	92	7	3,758	-	14,024

Total loans
Pass	984,681	735,516	765,954	516,166	238,614	289,683	319,558	1,279	3,851,451
Special Mention	3,864	2,791	15,650	7,676	3,033	975	3,903	-	37,892
Substandard	335	1,789	26,553	12,001	10,139	20,394	19,396	-	90,607
Doubtful	-	-	-	1,386	-	-	-	-	1,386
Total loans	$988,880	$740,096	$808,157	$537,229	$251,786	$311,052	$342,857	$1,279	$3,981,336

Credit quality indicators by class of loans as of December 31, 2023 were as follows in the vintage table below:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$318,569	$136,668	$35,901	$11,983	$18,390	$3,426	$298,931	$1,408	$825,276
Special Mention	-	2,737	707	171	-	-	4,392	-	8,007
Substandard	-	2,099	146	-	199	-	5,970	-	8,414
Total commercial	318,569	141,504	36,754	12,154	18,589	3,426	309,293	1,408	841,697

Leases
Pass	219,163	113,074	$42,275	14,663	6,975	1,255	-	-	397,405
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	407	203	-	208	-	-	-	818
Total leases	219,163	113,481	42,478	14,663	7,183	1,255	-	-	398,223

Commercial real estate – investor
Pass	159,654	367,512	218,084	108,384	54,322	63,281	8,122	-	979,359
Special Mention	-	-	11,267	-	-	-	-	-	11,267
Substandard	-	-	838	5,327	15,658	9,648	12,327	-	43,798
Total commercial real estate – investor	159,654	367,512	230,189	113,711	69,980	72,929	20,449	-	1,034,424

Commercial real estate – owner occupied
Pass	124,059	134,383	177,553	103,109	42,839	91,062	33,243	-	706,248
Special Mention	1,650	17,415	9,585	3,128	218	3,681	-	-	35,677
Substandard	-	14,630	18,817	4,571	14,809	1,786	-	-	54,613
Total commercial real estate – owner occupied	125,709	166,428	205,955	110,808	57,866	96,529	33,243	-	796,538

Construction
Pass	42,808	66,513	32,942	100	1,593	1,083	3,186	-	148,225
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	9,993	-	7,162	-	-	17,155
Total construction	42,808	66,513	32,942	10,093	1,593	8,245	3,186	-	165,380

Residential real estate – investor
Pass	5,062	14,434	9,027	6,227	6,508	8,469	1,471	-	51,198
Special Mention	-	-	66	-	-	-	-	-	66
Substandard	-	390	-	-	408	533	-	-	1,331
Total residential real estate – investor	5,062	14,824	9,093	6,227	6,916	9,002	1,471	-	52,595

Residential real estate – owner occupied
Pass	32,574	41,528	40,335	25,322	14,233	68,277	763	-	223,032
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	191	685	2,340	-	-	3,216
Total residential real estate – owner occupied	32,574	41,528	40,335	25,513	14,918	70,617	763	-	226,248

Multifamily
Pass	55,310	79,060	123,834	72,539	12,231	40,825	562	-	384,361
Special Mention	-	168	13,425	322	1,645	-	-	-	15,560
Substandard	-	1,009	-	-	-	766	-	-	1,775
Total multifamily	55,310	80,237	137,259	72,861	13,876	41,591	562	-	401,696

HELOC
Pass	2,735	2,679	490	1,757	1,756	2,995	89,161	-	101,573
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	25	1	41	24	184	1,389	-	1,664
Total HELOC	2,735	2,704	491	1,798	1,780	3,179	90,550	-	103,237

Other
Pass	4,060	2,278	1,569	153	85	73	14,697	-	22,915
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total other	4,060	2,278	1,569	153	85	73	14,697	-	22,915

Total loans
Pass	963,994	958,129	682,010	344,237	158,932	280,746	450,136	1,408	3,839,592
Special Mention	1,650	20,320	35,050	3,621	1,863	3,681	4,392	-	70,577
Substandard	-	18,560	20,005	20,123	31,991	22,419	19,686	-	132,784
Total loans	$965,644	$997,009	$737,065	$367,981	$192,786	$306,846	$474,214	$1,408	$4,042,953

The gross charge-offs activity by loan type and year of origination for the year ended December 31, 2024 were as follows:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial	$31	$7,205	$756	$670	$-	$24	$8,686
Leases	-	-	96	53	-	-	149
Commercial real estate – investor	-	-	4,128	452	16	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	19	5,154
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	242	242
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	5	-	-	-	-	279	284
Total	$36	$7,205	$4,980	$6,310	$16	$564	$19,111

The gross charge-offs activity by loan type and year of origination for the year ended December 31, 2023 were as follows:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
Commercial	$-	$-	$466	$364	$-	$55	$885
Leases	-	870	-	-	12	-	882
Commercial real estate – investor	123	8,352	71	3,270	-	-	11,816
Commercial real estate – owner occupied	-	22	178	6,947	3,512	32	10,691
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	3	27	6	-	332	368
Total	$123	$9,247	$742	$10,587	$3,524	$419	$24,642

The Company had $469,000 and $170,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2024 and December 31, 2023, respectively.

Fifteen loans, totaling $46.9 million in aggregate, were modified and experiencing financial difficulty during the year ended December 31, 2024. Eighteen loans, totaling $41.7 million in aggregate, were modified which were experiencing financial difficulty during the year ended December 31, 2023. None of the loans modified while experiencing financial difficulty are in payment default as of December 31, 2024, and there were three loans past due while experiencing financial difficulty for a total of $2.0 million as of December 31, 2023.

The following tables presents the amortized costs basis of loans at December 31, 2024 and December 31, 2023 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and December 31, 2023 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to amortized costs basis of each class of financing receivable is also presented below.

December 31, 2024	Term Extension	Combination - Term Extension, Interest Rate, and Payment Delay	Combination - Term Extension and Interest Rate	Combination - Term Extension and Payment [1]	Total Modifications	Total Class of Financing Receivable
Commercial	$3,385	$3,794	$-	$-	$7,179	0.9%
Commercial real estate – investor	12,509	-	-	-	12,509	1.2%
Commercial real estate – owner occupied	22,210	415	3,206	209	26,040	3.8%
Residential real estate – owner occupied	-	-	-	-	-	0.0%
Multifamily	-	1,197	-	-	1,197	0.3%
HELOC	-	-	-	-	-	0.0%
Total	$38,104	$5,406	$3,206	$209	$46,925	1.2%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

December 31, 2023	Term Extension	Combination - Term Extension, Interest Rate, and Payment Delay	Combination - Term Extension and Interest Rate	Combination - Term Extension and Payment [1]	Total Modifications	Total Class of Financing Receivable
Commercial	$3,000	$-	$979	$-	$3,979	0.5%
Commercial real estate – investor	13,521	-	-	7,646	21,167	2.0%
Commercial real estate – owner occupied	16,082	-	-	-	16,082	2.0%
Residential real estate – owner occupied	119	-	-	-	119	0.1%
Multifamily	233	-	-	-	233	0.1%
HELOC	166	-	-	-	166	0.2%
Total	$33,121	$-	$979	$7,646	$41,746	1.0%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables presents the performance of loans that have been modified as of December 31, 2024 and December 31, 2023.

December 31, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$7,179	$7,179
Commercial real estate – investor	-	-	-	-	12,509	12,509
Commercial real estate – owner occupied	-	-	-	-	26,040	26,040
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	1,197	1,197
HELOC	-	-	-	-	-	-
Total	$-	$-	$-	$-	$46,925	$46,925

December 31, 2023	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$979	$979	$3,000	$3,979
Commercial real estate – investor	838	-	-	838	20,329	21,167
Commercial real estate – owner occupied	-	-	-	-	16,082	16,082
Residential real estate – owner occupied	-	-	-	-	119	119
Multifamily	-	-	233	233	-	233
HELOC	-	-	-	-	166	166
Total	$838	$-	$1,212	$2,050	$39,696	$41,746

The following table summarizes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended December 31, 2024 and December 31, 2023.

December 31, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.49	0.50%	4.00
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	8.59	0.15	-
Residential real estate – owner occupied	-	-	-
Multifamily	60.00	2.75	-
HELOC	-	-	-
Total	8.89	0.69%	4.00

December 31, 2023	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	8.31	5.00%	-
Commercial real estate – investor	9.96	-	7.00
Commercial real estate – owner occupied	11.65	-	-
Residential real estate – owner occupied	39.00	-	-
Multifamily	21.00	-	-
HELOC	24.00	-	-
Total	10.65	5.00%	7.00

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, as of December 31, were as follows:

	2024	2023
Beginning balance	$-	$8,483
New loans, including acquired related party loans	-	30
Repayments and other reductions	-	(30)
Change in related party status	-	(8,483)
Ending balance	$-	$-

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2024	2023	2022
Balance at beginning of period	$5,123	$1,561	$2,356
Property additions, net of participation sold	21,083	5,580	87
Less:
Proceeds from property disposals, net of participation sold and gains/losses	2,845	1,749	778
Period valuation write-down	1,744	269	104
Balance at end of period	$21,617	$5,123	$1,561

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2024	2023	2022
Balance at beginning of period	$118	$856	$1,179
Provision for unrealized losses	1,744	269	104
Reductions taken on sales	-	(1,007)	(427)
Balance at end of period	$1,862	$118	$856

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2024	2023	2022
Gain on sales, net	$(390)	$(256)	$(163)
Provision for unrealized losses	1,744	269	104
Operating expenses	1,801	434	193
Less:
Lease revenue	935	48	4
Net OREO expense	$2,220	$399	$130

Note 7: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2024			2023
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$30,981	$-	$30,981	$29,741	$-	$29,741
Buildings	61,428	27,413	34,015	58,311	25,911	32,400
Leasehold improvements	10,341	2,112	8,229	7,785	1,574	6,211
Furniture and equipment	63,884	49,798	14,086	57,447	46,489	10,958
Total Premises and Equipment	$166,634	$79,323	$87,311	$153,284	$73,974	$79,310

The Company had $1.4 million and $1.0 million of fixed assets held for sale as of December 31, 2024 and 2023, respectively.  These fixed assets held for sale are reported with other assets on the Consolidated Balance Sheets.

The Company enters into lease arrangements in the normal course of business primarily for branch locations and certain ATMs. The Company’s leases have remaining terms ranging from six-months to 19.4 years, some of which include options to extend between five and ten years, ATMs leases are generally short-term in nature. All of our leases are operating leases.

At December 31, 2024, the Company had lease liabilities totaling $12.5 million and right-of-use assets totaling $7.4 million related to operating leases.  At December 31, 2023, the Company had lease liabilities totaling $11.6 million and right-of-use assets totaling $7.1 million related to operating leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2024	Right-of-Use Asset	Lease Liability	Weight Average Lease Term in Years	Weight Average Discount Rate
Operating Leases
Land and building leases	$7,359	$12,465	13.7	4.72%
Total operating leases	$7,359	$12,465	13.7	4.72%

December 31, 2023	Right-of-Use Asset	Lease Liability	Weight Average Lease Term in Years	Weight Average Discount Rate
Operating Leases
Land and building leases	$7,093	$11,578	12.5	4.65%
Total operating leases	$7,093	$11,578	12.5	4.65%

During 2024, there was one lease termination with a right-of-use asset and lease liability balance of $68,333 and fees paid of $46,500, resulting in a loss of $46,500.

During 2024, there was one sale leaseback specific to a branch location. The transaction occurred with an unrelated party at arm’s length, there were no concessions or favorable terms on either the sale price or the subsequent lease terms. We recorded a gain of $31,311 to net gain/(loss) on sale of fixed assets, net of closing costs on the consolidated statements of income. The terms of the lease are 20 years with an escalating rent schedule, and there are no lease incentives.  The calculation of the lease liability utilized an incremental borrowing rate of 4.61%.

Operating lease costs are listed below:

	2024	2023	2022
Operating lease cost	$1,337	$988	$716
Short-term lease cost	54	64	60
Total operating lease cost	$1,391	$1,052	$776

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet been commenced during the periods ending December 31, 2024 or 2023.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2024, is listed below.

Lease payments
Due in one year or less	$2,095
Due in one year through two years	1,903
Due in two years through three years	1,847
Due in three years through four years	1,756
Due in four years through five years	1,692
Thereafter	5,824
Total lease payments	15,117
Discount on cash flows	(2,652)
Total lease liabilities	$12,465

Note 8: Deposits

Major classifications of deposits at December 31, were as follows:

	2024	2023
Noninterest bearing demand	$1,704,920	$1,834,891
Savings	932,201	971,334
NOW accounts	621,434	565,375
Money market accounts	761,499	671,240
Certificates of deposit of less than $100,000	352,526	266,035
Certificates of deposit of $100,000 through $250,000	270,837	180,289
Certificates of deposit of more than $250,000	125,314	81,582
Total deposits	$4,768,731	$4,570,746

The Company had $29.8 million and $30.7 million in listing service deposits as of December 31, 2024 and 2023, respectively.  Deposits held by senior officers and directors, including their related interests, totaled $11.0 million and $12.0 million as of December 31, 2024 and 2023, respectively.

At December 31, 2024, scheduled maturities of time deposits were as follows:

2025	$700,746
2026	27,775
2027	7,645
2028	8,130
2029	4,381
Total time deposits	$748,677

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2024:

	2024	2023
Securities sold under repurchase agreements	$36,657	$26,470
Other short-term borrowings	20,000	405,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,467	59,382
Total borrowings	$141,897	$516,625

1 See Note 10: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $36.7 million and $26.5 million at December 31, 2024 and 2023, respectively.  The fair value of the pledged collateral was $73.6 million and $45.7 million at December 31, 2024 and December 31, 2023, respectively.  At December 31, 2024, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. As of December 31, 2024, the Bank had $20.0 million in short-term advances outstanding under the FHLBC. There were $405.0 million in short-term advances as of December 31, 2023. FHLBC stock held at December 31, 2024 was valued at $4.5 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.41 billion, which carried a FHLBC-calculated combined value of $942.8 million. As of December 31, 2023, FHLBC stock owned by the Bank was valued at $18.5 million and the principal balance of loans and securities pledged was $1.46 billion.  Based on the total amount of loans and securities pledged, the Bank had a total borrowing capacity at the FHLBC of $942.8 million and a remaining funding availability of $922.8 million on December 31, 2024.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026 forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  The subordinated debentures outstanding, net of deferred issuance costs, totaled $59.5 million and $59.4 million as of December 31, 2024 and 2023, respectively.

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

On February 24, 2023, we paid off the remaining $9.0 million balance in notes payable related to a $20.0 million dollar term note originated with a correspondent bank in the first quarter of 2020, to facilitate the redemption of our Old Second Capital Trust I trust preferred securities and related junior subordinated debentures, completed on March 2, 2020.

The Company has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2024	$-	-%	$431,470	4.98%
2025	56,657	2.47	-	-
2026	-	-	-	-
2027	-	-	-	-
2028	-	-	-	-
2029	-	-	-	-
Thereafter	85,240	3.89	85,155	4.10
Total borrowings	$141,897	3.32%	$516,625	4.84%

Note 10: Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, distributions subsequently moved to a floating rate of 150 basis points over three-month LIBOR, and finally 150 basis points over three-month SOFR following the sunset of LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.37% and 4.25% as of December 31, 2024 and December 31, 2023, respectively. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2024 and 2023, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 11: Income Taxes

Income tax expense (benefit) for the years ending December 31, were as follows:

	2024	2023	2022
Current federal	$22,011	$20,724	$13,241
Current state	7,048	10,098	6,209
Deferred federal	(1,419)	1,964	3,338
Deferred state	52	(107)	1,356
Total income tax expense	$27,692	$32,679	$24,144

The following were the components of the deferred tax assets and liabilities as of December 31:

	2024	2023
Accrued bonus	$2,601	$2,500
Allowance for credit losses	12,241	13,077
Deferred compensation	2,100	1,622
Stock based compensation	1,920	1,768
Business combination adjustments	-	270
Lease liability	3,315	3,201
Other assets	2,357	1,602
Total deferred tax assets	24,534	24,040

Accumulated depreciation on premises and equipment	(5,844)	(5,454)
Goodwill amortization/impairment	(604)	(465)
Mortgage servicing rights	(2,728)	(2,842)
Amortization of core deposit intangible	(2,248)	(2,987)
Right of use asset	(1,972)	(1,969)
Acquired securities	(1,997)	(2,376)
Other liabilities	(1,090)	(1,263)
Total deferred tax liabilities	(16,483)	(17,356)
Net deferred tax asset before adjustments related to other comprehensive income	8,051	6,684
Tax effect of adjustments related to other comprehensive income	18,568	24,393
Net deferred tax asset	$26,619	$31,077

At December 31, 2024, the Company had no federal net operating loss carryforward and no state net operating loss carryforward.

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2024	2023	2022
Tax at statutory federal income tax rate	$23,721	$26,126	$19,225
Nontaxable interest income, net of disallowed interest deduction	(820)	(947)	(1,097)
BOLI income	(950)	(445)	(151)
State income taxes, net of federal benefit	5,775	7,911	6,091
Stock based compensation	(139)	(132)	(43)
Other, net	105	166	119
Total tax at effective tax rate	$27,692	$32,679	$24,144

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, strong asset quality and capital position.  No significant negative evidence was noted.

The Company and its subsidiaries are subject to U.S. federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to examination for tax years prior to 2021.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2024, 745,588 shares remained available for issuance under the 2019 Plan.

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

Total compensation cost that has been charged for the 2019 Plan was $4.1 million, $3.6 million and $3.0 million for the years ending December 31, 2024, 2023 and 2022, respectively.

There were 339,235 and 240,149 restricted stock units granted during the years ending December 31, 2024 and 2023, respectively. Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2024, is as follows:

	December 31, 2024
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	709,237	$14.26
Granted	339,235	13.44
Vested	(248,386)	11.54
Forfeited	(21,808)	15.10
Unvested at December 31	778,278	$14.75

Total unrecognized compensation cost of restricted stock unit awards was $4.2 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.73 years.

Note 13: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2024	2023	2022
Basic earnings per share:
Weighted-average common shares outstanding	44,828,290	44,663,722	44,526,655
Net income	$85,264	$91,729	$67,405
Basic earnings per share	$1.90	$2.05	$1.51

Diluted earnings per share:
Weighted-average common shares outstanding	44,828,290	44,663,722	44,526,655
Dilutive effect of unvested restricted awards [1]	811,061	731,288	686,433
Diluted average common shares outstanding	45,639,351	45,395,010	45,213,088

Net Income	$85,264	$91,729	$67,405
Diluted earnings per share	$1.87	$2.02	$1.49

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

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2024			December 31, 2023
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$188	$16,322	$16,510	$173	$16,621	$16,794
Performance standby	552	10,207	10,759	562	13,689	14,251
	740	26,529	27,269	735	30,310	31,045
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$740	$26,596	$27,336	$735	$30,377	$31,112

Unused loan commitments:	$163,282	$616,533	$779,815	$140,305	$694,960	$835,265

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs). The Company also receives rental income on certain leased properties.  As of December 31, 2024, aggregate future minimum rental income to be received under noncancelable leases totaled $420,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $1.2 million in 2024, $844,000 in 2023, and $396,000 in 2022.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $2.4 million in 2024, $2.1 million in 2023, and $1.9 million in 2022.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2024:

						2030
	2025	2026	2027	2028	2029	and thereafter
Rental commitment	$2,149	$1,945	$1,877	$1,758	$1,692	$5,824

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2024, and December 31, 2023.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$607,294	12.82%	$331,596	7.00%	N/A	N/A
Old Second Bank	610,285	12.89	331,419	7.00	$307,747	6.50%
Total capital to risk weighted assets
Consolidated	736,492	15.54	497,630	10.50	N/A	N/A
Old Second Bank	654,484	13.82	497,256	10.50	473,577	10.00
Tier 1 capital to risk weighted assets
Consolidated	632,294	13.34	402,886	8.50	N/A	N/A
Old Second Bank	610,285	12.89	402,438	8.50	378,765	8.00
Tier 1 capital to average assets
Consolidated	632,294	11.30	223,821	4.00	N/A	N/A
Old Second Bank	610,285	10.90	223,958	4.00	279,947	5.00

2023
Common equity tier 1 capital to risk weighted assets
Consolidated	$547,721	11.37%	$337,207	7.00%	N/A	N/A
Old Second Bank	592,413	12.32	336,598	7.00	$312,556	6.50%
Total capital to risk weighted assets
Consolidated	677,076	14.06	505,640	10.50	N/A	N/A
Old Second Bank	636,768	13.24	504,990	10.50	480,943	10.00
Tier 1 capital to risk weighted assets
Consolidated	572,721	11.89	409,430	8.50	N/A	N/A
Old Second Bank	592,413	12.32	408,727	8.50	384,684	8.00
Tier 1 capital to average assets
Consolidated	572,721	10.06	227,722	4.00	N/A	N/A
Old Second Bank	592,413	10.41	227,632	4.00	284,540	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, has been phased in at 25% per year beginning January 1, 2022. As of December 31, 2024, the capital measures of the Company above include $951,000, which is the Day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses during 2020 and 2021, excluding PCD loans and acquisition related adjustments.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of December 31, 2024, the Company had total dividend availability of $107.8 million from the Bank, per regulatory guidelines.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

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

	2024	2023
Forward contracts:
Notional amount	$5,500	$6,000
Fair value	10	(46)

Rate lock commitments:
Notional amount	$3,167	$1,312
Fair value	45	36

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $58.0 million in loans to investors receiving proceeds of $58.8 million and resulting in a gain on sale of $1.8 million for the year ended December 31, 2024. Sales to investors included $45.0 million, or 77.9% to FNMA and $7.5 million, or 13.0%, to FHLMC for the year ended December 31, 2024. No other individual investor was sold more than 10% of the total loans sold.

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

There were no transfers between levels during the period ending December 31, 2024, however the Company reclassified one states and political subdivision security to an asset-backed security in all periods presented. During the period ending December 31, 2023, $14.9 million of asset-backed securities and $6.8 million of collateralized mortgage obligations were transferred to Level 2 from Level 3.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	States and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Auction rate asset backed securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the ACL is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$194,143	$-	$-	$194,143
U.S. government agencies	-	37,814	-	37,814
U.S. government agencies mortgage-backed	-	100,277	-	100,277
States and political subdivisions	-	203,560	11,896	215,456
Collateralized mortgage obligations	-	368,616	-	368,616
Asset-backed securities	-	59,049	3,254	62,303
Collateralized loan obligations	-	183,092	-	183,092
Loans held-for-sale	-	1,556	-	1,556
Mortgage servicing rights	-	-	10,374	10,374
Interest rate derivatives	-	5,526	-	5,526
Mortgage banking derivatives	-	55	-	55
Total	$194,143	$959,545	$25,524	$1,179,212

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$3,192	$-	$3,192
Total	$-	$3,192	$-	$3,192

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$169,574	$-	$-	$169,574
U.S. government agencies	-	56,959	-	56,959
U.S. government agencies mortgage-backed	-	106,370	-	106,370
States and political subdivisions	-	214,006	13,059	227,065
Collateralized mortgage obligations	-	392,544	-	392,544
Asset-backed securities	-	66,166	2,270	68,436
Collateralized loan obligations	-	171,881	-	171,881
Loans held-for-sale	-	1,322	-	1,322
Mortgage servicing rights	-	-	10,344	10,344
Interest rate derivatives	-	5,391	-	5,391
Total	$169,574	$1,014,639	$25,673	$1,209,886

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$8,324	$-	$8,324
Mortgage banking derivatives	-	10	-	10
Total	$-	$8,334	$-	$8,334

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(125)	(160)
Included in other comprehensive income	(69)	(444)	-
Purchases, issuances, sales, and settlements
Purchases	1,209	-	-
Issuances	-	-	753
Settlements	(156)	(594)	(563)
Ending balance December 31, 2024	$3,254	$11,896	$10,374

	Year Ended December 31, 2023
	Securities available-for-sale
		Collateralized	States and	Mortgage
	Asset-backed	Mortgage	Political	Servicing
	Securities	Obligations	Subdivisions	Rights
Beginning balance January 1, 2023	$16,740	$6,770	$12,501	$11,189
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(14,885)	(6,764)	-	-
Total gains or losses
Included in earnings	(11)	-	(135)	(924)
Included in other comprehensive income	239	(6)	998	-
Purchases, issuances, sales, and settlements
Purchases	782	-	-	-
Issuances	-	-	-	580
Settlements	(595)	-	(305)	(501)
Ending balance December 31, 2023	$2,270	$-	$13,059	$10,344

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,896	Discounted Cash Flow	Discount Rate	5.3 –5.4%	5.4%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,254	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$10,374	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 31.5%	6.9%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2023:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$13,059	Discounted Cash Flow	Discount Rate	3.2 – 5.4%	4.7%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$2,270	Discounted Cash Flow	Discount Rate	5.6 – 5.6%	5.6%

Mortgage servicing rights	$10,344	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	5.1 – 33.0%	6.6%

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

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$19,058	$19,058
Other real estate owned, net[2]	-	-	21,617	21,617
Total	$-	$-	$40,675	$40,675

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $26.2 million and a valuation allowance of $7.2 million, resulting in a decrease of specific allocations within the provision for credit losses of $3.9 million for the year ending December 31, 2024.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $21.6 million, which is made up of the outstanding balance of $23.5 million, net of a valuation allowance of $1.9 million, at December 31, 2024.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$66,180	$66,180
Other real estate owned, net[2]	-	-	5,123	5,123
Total	$-	$-	$71,303	$71,303

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $77.3 million and a valuation allowance of $11.1 million, resulting in an increase of specific allocations within the provision for credit losses of $6.5 million for the year ending December 31, 2023.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $5.1 million, which is made up of the outstanding balance of $5.2 million, net of a valuation allowance of $118,000 at December 31, 2023.

These OREO and individually evaluated loan valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

Note 18: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2024 and 2023, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 16: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$52,175	$52,175	$52,175	$-	$-
Interest earning deposits with financial institutions	47,154	47,154	47,154	-	-
Securities available-for-sale	1,161,701	1,161,701	194,143	952,408	15,150
FHLBC and FRBC stock	19,441	19,441	-	19,441	-
Loans held-for-sale	1,556	1,556	-	1,556	-
Net loans	3,937,717	3,818,303	-	-	3,818,303
Interest rate swap and rate cap agreements	5,498	5,498	-	5,498	-
Interest rate lock commitments and forward contracts	55	55	-	55	-
Interest receivable on securities and loans	24,598	24,598	-	24,598	-

Financial liabilities:
Noninterest bearing deposits	$1,704,920	$1,704,920	$1,704,920	$-	$-
Interest bearing deposits	3,063,811	3,056,180	-	3,056,180	-
Securities sold under repurchase agreements	36,657	36,657	-	36,657	-
Other short-term borrowings	20,000	20,000	-	20,000	-
Junior subordinated debentures	25,773	21,444	-	21,444	-
Subordinated debentures	59,467	54,533	-	54,533	-
Interest rate swap and rate cap agreements	3,187	3,187	-	3,187	-
Interest payable on deposits and borrowings	3,871	3,871	-	3,871	-

	December 31, 2023
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,534	$55,534	$55,534	$-	$-
Interest earning deposits with financial institutions	44,611	44,611	44,611	-	-
Securities available-for-sale	1,192,829	1,192,829	169,574	1,007,926	15,329
FHLBC and FRBC stock	33,355	33,355	-	33,355	-
Loans held-for-sale	1,322	1,322	-	1,322	-
Net loans	3,998,689	3,876,381	-	-	3,876,381
Interest rate swap and rate cap agreements	5,302	5,302	-	5,302	-
Interest receivable on securities and loans	27,159	27,159	-	27,159	-

Financial liabilities:
Noninterest bearing deposits	$1,834,891	$1,834,891	$1,834,891	$-	$-
Interest bearing deposits	2,735,855	2,726,223	-	2,726,223	-
Securities sold under repurchase agreements	26,470	26,470	-	26,470	-
Other short-term borrowings	405,000	405,000	-	405,000	-
Junior subordinated debentures	25,773	20,361	-	20,361	-
Subordinated debentures	59,382	47,982	-	47,982	-
Interest rate swap and rate cap agreements	8,324	8,324	-	8,324	-
Interest rate lock commitments and forward contracts	10	10	-	10	-
Interest payable on deposits and borrowings	2,962	2,962	-	2,962	-

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

Interest rate swaps with notional amounts totaling $300.0 million as of both December 31, 2024 and 2023, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools.  Each of these hedges were executed to pay variable and receive fixed rate cash flows.  Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of December 31, 2024 and 2023, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows.  The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense and an additional $404,000 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of December 31, 2024 and 2023 were $121.2 million and $104.8 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At December 31, 2024, the Company had $2.3 million of cash collateral pledged with one correspondent financial institution and held $5.2 million of cash pledged from two correspondent financial institutions to support the interest rate swap activity during 2024. At December 31, 2023, the Company had $7.3 million of cash collateral pledged with two correspondent financial institutions and held $4.1 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2023. No investment securities were required to be pledged to any correspondent financial institution during 2024 or 2023. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The notional amount of these commitments at December 31, 2024 and 2023 were $8.7 million and $8.4 million, respectively.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,823	Other Liabilities	1,512
Total derivatives designated as hedging instruments				3,823		1,512

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	13	154,137	Other Assets	1,675	Other Liabilities	1,675
Interest rate lock commitments and forward contracts	30	8,667	Other Assets	55	Other Liabilities	-
Other contracts	5	58,259	Other Assets	28	Other Liabilities	5
Total derivatives not designated as hedging instruments				1,758		1,680

			December 31, 2023
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	2,576	Other Liabilities	5,598
Total derivatives designated as hedging instruments				2,576		5,598

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	17	104,777	Other Assets	2,726	Other Liabilities	2,726
Interest rate lock commitments and forward contracts	24	8,375	Other Assets	(10)	Other Liabilities	-
Other contracts	4	44,790	Other Assets	89	Other Liabilities	-
Total derivatives not designated as hedging instruments				2,805		2,726

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $1.7 million as of December 31, 2024, and loss recognized in AOCI on derivatives totaled $2.2 million, and $4.2 million as of December 31, 2023, and 2022, respectively.  The amount of the loss reclassified from AOCI to interest expense on the income statement totaled $6.0 million, $5.6 million and $373,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Note 20: Preferred Stock

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2024 and 2023.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2024	2023
Assets
Noninterest bearing deposit with bank subsidiary	$78,007	$36,686
Investment in subsidiaries	671,894	620,663
Other assets	7,457	6,183
Total assets	$757,358	$663,532

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,773	$25,773
Subordinated debt	59,467	59,382
Senior notes	-	-
Notes payable	-	-
Other liabilities	1,084	1,096
Stockholders’ equity	671,034	577,281
Total liabilities and stockholders' equity	$757,358	$663,532

Condensed Statements of Income for the years ended December 31 were as follows:

	2024	2023	2022
Operating Income
Cash dividends received from subsidiaries	$55,000	$65,000	$40,000
Other income	59	67	29
Total operating income	55,059	65,067	40,029
Operating Expenses
Junior subordinated debentures	1,127	1,095	1,136
Subordinated debt	2,185	2,185	2,185
Senior notes	-	2,408	2,682
Notes payable	-	87	385
Other expenses	6,209	5,947	5,086
Total operating expense	9,521	11,722	11,474
Income before income taxes and equity in undistributed net income of subsidiaries	45,538	53,345	28,555
Income tax benefit	(2,644)	(3,309)	(3,216)
Income before equity in undistributed net income of subsidiaries	48,182	56,654	31,771
Equity in undistributed net income of subsidiaries	37,082	35,075	35,634
Net income available to common stockholders	$85,264	$91,729	$67,405

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$85,264	$91,729	$67,405
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(37,082)	(35,075)	(35,634)
Provision for deferred tax (benefit) expense	(152)	(513)	91
Change in taxes payable	(250)	794	(4,694)
Change in other assets	12	(43)	12
Stock-based compensation	3,914	3,603	2,960
Other, net	76	575	(2,753)
Net cash provided by operating activities	51,782	61,070	27,387

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities
Dividend paid on common stock	(9,413)	(8,946)	(8,877)
Purchases of treasury stock	(1,048)	(605)	(455)
Repayment of term note	-	(9,000)	(4,000)
Repayment of senior note	-	(45,000)	-
Net cash used in financing activities	(10,461)	(63,551)	(13,332)
Net change in cash and cash equivalents	41,321	(2,481)	14,055
Cash and cash equivalents at beginning of year	36,686	39,167	25,112
Cash and cash equivalents at end of year	$78,007	$36,686	$39,167

Note 22: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements. Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2024, 2023 and 2022, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2024, 2023 and 2022.

The total expense relating to the 401(k) Plan was approximately $2.3 million in 2024, $2.2 million in 2023 and $2.0 million in 2022.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement of $8.0 million and $5.9 million as of December 31, 2024 and 2023, respectively, are included in other liabilities.

Note 23: Segment Information

Various identifiable operating segments provide a variety of revenue streams including loans, deposits, and wealth management services. The Company’s Chief Operating Decision Maker (CODM) is the Chief Financial Officer.

Through our wholly-owned subsidiary, Old Second National Bank, we offer a wide variety of community banking services primarily throughout the Chicagoland area, including commercial and consumer lending and deposit services, and a wide array of wealth management services. The accounting policies for the services discussed here are the same as those described in Note 1: Summary of Significant Accounting Policies.  We earn interest income on portfolio loans, fee income on loan originations and commitments, fees charged on certain deposit accounts, as well as fees related to wealth management services.

Although information is available on each of the individual revenue streams, the CODM manages, allocates resources, and evaluates performance on a company-wide basis. The CODM uses consolidated net income to evaluate the financial performance of the Company’s business along with budget to actual results in assessing the Company’s performance and in determining the allocation of resources whether it be to reinvest in the Company or deploy capital in order to maximize shareholder value. The chief operating decision maker uses consolidated net income and return on average assets to benchmark the Company against competitors as well as against prior periods.

On a regular basis the CODM is provided consolidated income and expense, assets, liabilities, and equity, in the same manner that is presented publicly on the Consolidated Statements of Income and Consolidated Balance Sheets, to assess performance and allocate resources throughout the Company. Further, additional internal financial information is provided to the CODM in order to assess credit quality in each of our lending segments. Accordingly, the Company has determined that it has only one reportable segment, Community Banking.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Old Second Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Old Second Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.

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

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2024, includes a reserve on collectively evaluated loans. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the length of the reasonable and supportable forecast period, (ii) the estimated remaining life of each segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the consolidated financial statements.

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

March 6, 2025

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report, included herein, on the Company’s internal control over financial reporting as of December 31, 2024.

Item 9B.  Other Information

Trading Plans

During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024, on form DEF 14A (the “Proxy Statement”), under the following captions:

●	“Proposal 1—Election of Directors,” including “—Director Experience” and “—Biographical Information for Executive Officers;”
●	“Corporate Governance and the Board of Directors—Code of Business Conduct and Ethics;” and
●	“Corporate Governance and the Board of Directors —Committees of the Board of Directors—Audit Committee;”
●	“Insider Trading Policies and Procedures;” and
●	“Delinquent Section 16(a) Reports.”

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in our Proxy Statement under the following captions:

●	“Compensation Discussion and Analysis;”
●	“Compensation Committee Report;”
●	“Executive Compensation;”
●	“Director Compensation;” and
●	“Corporate Governance and the Board of Directors—Compensation Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2024, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	778,278	$14.75	745,588
Equity compensation plans not approved by security holders	-	-	-
Total	778,278	$14.75	745,588

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
2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and Bancorp Financial, Inc. dated as of February 24, 2025 (incorporated by reference to Exhibit 2.1 of the Old Second Bancorp, Inc. Current Report on Form 8-K filed on February 25, 2025)+

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

10.3*

Employment Agreement between Mr. Gary Collins and Old Second Bancorp, Inc. dated March 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on March 26, 2024).

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

10.8*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).  Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by Donald Pilmer.

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

10.17#	Form of Performance-Based Restricted Stock Unit Agreement
19.1#	Insider Trading Policy
21.1#	A list of all subsidiaries of the Company.

23.1#	Consent of Plante & Moran, PLLC.
24.1#	Power of Attorney (contained herein as part of the signature pages).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Old Second Bancorp, Inc. Clawback Policy dated August 15, 2023.
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets dated December 31, 2024, and December 31, 2023; (ii) Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022; (v) Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in inline XBRL and contained in Exhibit 101.

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

DATE: March 6, 2025

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

Signature	Title	Date

Chairman of the Board, President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 6, 2025
James L. Eccher
Executive Vice President, Chief Operating Officer and Chief Financial Officer
/s/ Bradley S. Adams	(principal financial and accounting officer)	March 6, 2025
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 6, 2025
Gary Collins

/s/ Edward Bonifas	Director	March 6, 2025
Edward Bonifas

/s/ Barry Finn	Director	March 6, 2025
Barry Finn

/s/ Dennis Klaeser	Director	March 6, 2025
Dennis Klaeser

/s/ Keith Kotche	Director	March 6, 2025
Keith Kotche

/s/ John Ladowicz	Director	March 6, 2025
John Ladowicz

/s/ Billy J. Lyons	Director	March 6, 2025
Billy J. Lyons

/s/ Hugh McLean	Director	March 6, 2025
Hugh McLean

/s/ Patti Temple Rocks	Director	March 6, 2025
Patti Temple Rocks

/s/ John Williams, Jr.	Director	March 6, 2025
John Williams, Jr.

/s/ Jill E. York	Director	March 6, 2025
Jill E. York