Form 10-Q
period 2025-03-31
OLD SECOND BANCORP INC
filed 2025-05-09
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐        No ☒

As of May 6, 2025, the Registrant has 45,056,183 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies, statements regarding the outlook and expectations of Old Second and Bancorp Financial, Inc. (“Bancorp Financial”) with respect to their planned merger, the anticipated strategic and financial benefits of the merger and the timing of the closing of the proposed merger. Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions such as inflation or tariffs that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	economic, legislative or regulatory changes, including the impact of changes to Congress and the Office of the President, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as trade disputes, epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation and disruptions caused from widespread cybersecurity incidents;
●	changes in trade policy and any related tariffs;

●	the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the pending merger with Bancorp Financial);
●	the failure of Bancorp Financial to obtain stockholder approval, or the failure of either company to satisfy any of the other closing conditions to the transaction on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	the possibility that the anticipated benefits of the pending merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Old Second and Bancorp Financial do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the merger with Bancorp Financial, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities due to events related to the pending merger;
●	reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
●	the outcome of any legal proceedings that may be instituted against Old Second or Bancorp Financial;
●	the integration of the businesses and operations of Old Second and Bancorp Financial, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Old Second’s and Bancorp Financial’s existing businesses;
●	business disruptions following the merger with Bancorp Financial; and
●	each of the factors and risks under the heading “Risk Factors” in our 2024 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$52,703	$52,175
Interest earning deposits with financial institutions	203,418	47,154
Cash and cash equivalents	256,121	99,329
Securities available-for-sale, at fair value	1,146,721	1,161,701
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	19,441	19,441
Loans held-for-sale	4,202	1,556
Loans	3,940,232	3,981,336
Less: allowance for credit losses on loans	41,551	43,619
Net loans	3,898,681	3,937,717
Premises and equipment, net	87,466	87,311
Other real estate owned	2,878	21,617
Mortgage servicing rights, at fair value	9,938	10,374
Goodwill	93,232	93,260
Core deposit intangible	20,994	22,031
Bank-owned life insurance (“BOLI”)	113,249	112,751
Deferred tax assets, net	23,684	26,619
Other assets	51,079	55,670
Total assets	$5,727,686	$5,649,377

Liabilities
Deposits:
Noninterest bearing demand	$1,713,711	$1,704,920
Interest bearing:
Savings, NOW, and money market	2,434,579	2,315,134
Time	704,501	748,677
Total deposits	4,852,791	4,768,731
Securities sold under repurchase agreements	38,664	36,657
Other short-term borrowings	-	20,000
Junior subordinated debentures	25,773	25,773
Subordinated debentures	59,489	59,467
Other liabilities	56,478	67,715
Total liabilities	5,033,195	4,978,343

Stockholders’ Equity
Common stock	45,094	44,908
Additional paid-in capital	205,282	205,284
Retained earnings	486,300	469,165
Accumulated other comprehensive loss	(41,379)	(47,748)
Treasury stock	(806)	(575)
Total stockholders’ equity	694,491	671,034
Total liabilities and stockholders’ equity	$5,727,686	$5,649,377

	March 31, 2025	December 31, 2024
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	45,094,412	44,907,619
Shares outstanding	45,047,151	44,873,467
Treasury shares	47,261	34,152

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$61,595	$62,673
Loans held-for-sale	22	14
Securities:
Taxable	9,227	8,092
Tax exempt	1,260	1,306
Dividends from FHLBC and FRBC stock	473	635
Interest bearing deposits with financial institutions	988	610
Total interest and dividend income	73,565	73,330
Interest expense
Savings, NOW, and money market deposits	4,913	4,037
Time deposits	4,829	4,041
Securities sold under repurchase agreements	68	86
Other short-term borrowings	17	4,557
Junior subordinated debentures	288	280
Subordinated debentures	546	546
Total interest expense	10,661	13,547
Net interest and dividend income	62,904	59,783
Provision for credit losses	2,400	3,500
Net interest and dividend income after provision for credit losses	60,504	56,283
Noninterest income
Wealth management	3,089	2,561
Service charges on deposits	2,719	2,415
Secondary mortgage fees	73	50
Mortgage servicing rights mark to market (loss) gain	(570)	94
Mortgage servicing income	480	488
Net gain on sales of mortgage loans	464	314
Securities gains, net	-	1
Change in cash surrender value of BOLI	498	1,172
Card related income	2,412	2,376
Other income	1,036	1,030
Total noninterest income	10,201	10,501
Noninterest expense
Salaries and employee benefits	26,993	24,312
Occupancy, furniture and equipment	4,548	3,927
Computer and data processing	2,348	2,255
FDIC insurance	628	667
Net teller & bill paying	658	521
General bank insurance	330	309
Amortization of core deposit intangible	1,037	580
Advertising expense	167	192
Card related expense	1,380	1,277
Legal fees	472	226
Consulting & management fees	426	336
Other real estate expense, net	1,873	46
Other expense	3,645	3,593
Total noninterest expense	44,505	38,241
Income before income taxes	26,200	28,543
Provision for income taxes	6,370	7,231
Net income	$19,830	$21,312

Basic earnings per share	$0.44	$0.48
Diluted earnings per share	0.43	0.47
Dividends declared per share	0.06	0.05

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2025	2024
Net Income	$19,830	$21,312

Unrealized holding gains (losses) on available-for-sale securities arising during the period	8,931	(876)
Related tax (expense) benefit	(2,501)	245
Holding gains (losses), after tax, on available-for-sale securities	6,430	(631)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains	-	1
Related tax benefit	-	-
Net realized gains, after tax	-	1
Other comprehensive income (loss) on available-for-sale securities	6,430	(632)

Changes in fair value of derivatives used for cash flow hedges	(85)	52
Related tax benefit	24	-
Other comprehensive (loss) income on cash flow hedges	(61)	52

Total other comprehensive income (loss)	6,369	(580)
Total comprehensive income	$26,199	$20,732

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive (loss) income, net of tax	(632)	52	(580)
Balance, March 31, 2024	$(61,222)	$(2,139)	$(63,361)

Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income (loss), net of tax	6,430	(61)	6,369
Balance, March 31, 2025	$(42,982)	$1,603	$(41,379)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$19,830	$21,312
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	457	821
Securities gains, net	-	(1)
Provision for credit losses	2,400	3,500
Originations of loans held-for-sale	(14,371)	(9,103)
Proceeds from sales of loans held-for-sale	12,115	9,536
Net gains on sales of mortgage loans	(464)	(314)
Mortgage servicing rights mark to market loss (gains)	570	(94)
Net accretion of discount on loans and unfunded commitments	(179)	(157)
Net change in cash surrender value of BOLI	(498)	(1,172)
Net losses on sale of other real estate owned	236	-
Provision for other real estate owned valuation losses	454	-
Depreciation of fixed assets and amortization of leasehold improvements	1,408	1,350
Amortization of operating lease right-of-use asset	261	383
Amortization of core deposit intangibles	1,037	580
Change in current income taxes receivable	5,797	4,825
Deferred tax expense (benefit)	2,935	(622)
Change in accrued interest receivable and other assets	1,171	1,407
Accretion of purchase accounting adjustment on time deposits	(274)	(78)
Change in accrued interest payable and other liabilities	(15,989)	14,285
Payments on operating lease payable	(441)	(226)
Stock based compensation	1,383	1,157
Net cash provided by operating activities	17,838	47,389
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	106,329	32,665
Proceeds from sales of securities available-for-sale	-	5,331
Purchases of securities available-for-sale	(82,875)	(15,661)
Net redemptions of FHLBC/FRBC stock	-	4,837
Net change in loans	36,815	70,048
Proceeds from sales of other real estate owned, net of participations	18,049	-
Net purchases of premises and equipment	(1,609)	(3,330)
Cash received from acquisition, net	28	-
Net cash provided by investing activities	76,737	93,890
Cash flows from financing activities
Net change in deposits	84,334	37,607
Net change in securities sold under repurchase agreements	2,007	7,076
Net change in other short-term borrowings	(20,000)	(185,000)
Dividends paid on common stock	(2,694)	(2,237)
Purchase of treasury stock	(1,430)	(776)
Net cash provided by (used in) financing activities	62,217	(143,330)
Net change in cash and cash equivalents	156,792	(2,051)
Cash and cash equivalents at beginning of period	99,329	100,145
Cash and cash equivalents at end of period	$256,121	$98,094

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			21,312			21,312
Other comprehensive loss, net of tax				(580)		(580)
Dividends declared on common stock, ($0.05 per share)			(2,235)			(2,235)
Vesting of restricted stock	203	(251)			48	-
Stock based compensation		1,157				1,157
Purchase of treasury stock from taxes withheld on stock awards					(776)	(776)
Balance, March 31, 2024	$44,908	$203,129	$412,388	$(63,361)	$(905)	$596,159

Balance, January 1, 2025	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income			19,830			19,830
Other comprehensive income, net of tax				6,369		6,369
Dividends declared on common stock, ($0.06 per share)			(2,695)			(2,695)
Vesting of restricted stock	186	(1,385)			1,199	-
Stock based compensation		1,383				1,383
Purchase of treasury stock from taxes withheld on stock awards					(1,430)	(1,430)
Balance, March 31, 2025	$45,094	$205,282	$486,300	$(41,379)	$(806)	$694,491

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2024. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is required to adopt the expanded disclosure requirements of this ASU in its annual financial statements as of December 31, 2025 and does not expect the amendments to have a material impact to the financial statements of the Company.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2024-03 and ASU 2025-01 – On November 4, 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: (1) Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. (4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, which dates were clarified in ASU 2025-01, and is not expected to have a material impact on the financial statements of the Company.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the first quarter of 2025, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

On April 15, 2025, our Board of Directors declared a cash dividend of $0.06 per share of common stock payable on May 5, 2025, to stockholders of record as of April 25, 2025; dividends of $2.7 million were paid to stockholders on May 5, 2025.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 2 – Acquisition

Completed Acquisitions

On December 6, 2024, the Company completed its purchase of five Illinois branch locations in the southeast Chicago metropolitan statistical area from First Merchants Bank (“FRME”), the wholly owned subsidiary of First Merchants Corporation.  This acquisition brought increased scale as the Company expanded its current branch network in the Chicago market.  At closing, the Company recorded $24.8 million of assets, including $7.1 million of loans and $3.9 million of premises and equipment, and $268.0 million of deposits, net of fair value adjustments.

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

The following table provides the purchase price allocation as of the December 6, 2024, branch purchase transaction with FRME, including the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company.

First Merchants Transaction Summary
As of Date of Transaction

December 6, 2024
Assets
Cash and due from banks	$419
Loans, net of purchase accounting adjustments	7,149
Premises and equipment	3,934
Core deposit intangible	13,254
Other assets	19
Total assets	$24,775

Liabilities
Noninterest bearing demand	$26,497
Savings, NOW and money market	157,126
Time	84,344
Total deposits	267,967
Other liabilities	585
Total liabilities	268,552

Cash consideration received	(237,023)
Total liabilities assumed and cash consideration received for transaction	$31,529
Goodwill	$6,754

Expenses related to the FRME branch transaction totaled $168,000 and $1.9 million during the three months ended March 31, 2025, and the year ended December 31, 2024, respectively. The expenses related to the transaction are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

All acquired loans are considered non-PCD as none of the loans met the definition of a purchase credit deteriorated loan.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Pending Acquisitions

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

The parties expect to complete the merger in the third quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the Bancorp Financial stockholders.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments. FHLBC stock was recorded at $4.5 million at March 31, 2025, and December 31, 2024. FRBC stock was recorded at $14.9 million at March 31, 2025, and December 31, 2024. Our FHLBC stock is necessary to maintain access to FHLBC advances.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2025, and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$159,077	$1,114	$-	$160,191
U.S. government agencies	39,033	-	(986)	38,047
U.S. government agencies mortgage-backed	108,678	-	(9,749)	98,929
States and political subdivisions	220,492	136	(11,511)	209,117
Collateralized mortgage obligations	428,319	775	(38,203)	390,891
Asset-backed securities	51,115	230	(1,644)	49,701
Collateralized loan obligations	199,703	193	(51)	199,845
Total securities available-for-sale	$1,206,417	$2,448	$(62,144)	$1,146,721

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,902	$700	$(459)	$194,143
U.S. government agencies	39,202	-	(1,388)	37,814
U.S. government agencies mortgage-backed	112,241	-	(11,964)	100,277
States and political subdivisions	226,969	264	(11,777)	215,456
Collateralized mortgage obligations	411,170	647	(43,201)	368,616
Asset-backed securities	64,215	69	(1,981)	62,303
Collateralized loan obligations	182,629	472	(9)	183,092
Total securities available-for-sale	$1,230,328	$2,152	$(70,779)	$1,161,701

1 Excludes accrued interest receivable of $7.1 million at March 31, 2025, and December 31, 2024, that is recorded in other assets on the Consolidated Balance Sheets.

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2025, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$61,095	4.84%	$61,284
Due after one year through five years	159,118	3.69	158,942
Due after five years through ten years	98,971	2.87	93,578
Due after ten years	99,418	3.19	93,551
	418,602	3.55	407,355
Mortgage-backed and collateralized mortgage obligations	536,997	2.74	489,820
Asset-backed securities	51,115	3.99	49,701
Collateralized loan obligations	199,703	5.78	199,845
Total securities available-for-sale	$1,206,417	3.58%	$1,146,721

At March 31, 2025, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. government agencies	-	-	-	8	986	38,047	8	986	38,047
U.S. government agencies mortgage-backed	1	67	10,642	128	9,682	88,287	129	9,749	98,929
States and political subdivisions	31	669	87,732	26	10,842	105,681	57	11,511	193,413
Collateralized mortgage obligations	2	18	1,337	137	38,185	321,415	139	38,203	322,752
Asset-backed securities	-	-	-	7	1,644	21,588	7	1,644	21,588
Collateralized loan obligations	7	51	46,305	-	-	-	7	51	46,305
Total securities available-for-sale	41	$805	$146,016	306	$61,339	$575,018	347	$62,144	$721,034

	Less than 12 months			12 months or more
December 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	4	$72	$49,788	1	$387	$49,547	5	$459	$99,335
U.S. government agencies	-	-	-	8	1,388	37,814	8	1,388	37,814
U.S. government agencies mortgage-backed	1	447	10,296	128	11,517	89,981	129	11,964	100,277
States and political subdivisions	31	455	85,457	27	11,322	111,308	58	11,777	196,765
Collateralized mortgage obligations	3	24	5,107	139	43,177	328,708	142	43,201	333,815
Asset-backed securities	2	4	1,068	13	1,977	50,198	15	1,981	51,266
Collateralized loan obligations	4	8	31,440	1	1	227	5	9	31,667
Total securities available-for-sale	45	$1,010	$183,156	317	$69,769	$667,783	362	$70,779	$850,939

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of March 31, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized for the first quarter of 2025.

The following table presents net realized gains on securities available-for-sale for three months ended:

	Three Months Ended
	March 31,
Securities available-for-sale	2025	2024
Proceeds from sales of securities	$-	$5,331
Gross realized gains on securities	-	1
Net realized gains (losses)	$-	$1
Income tax benefit on net realized losses	$-	$-
Effective tax rate applied	N/M	N/M

N/M – Not meaningful.

As of March 31, 2025, securities valued at $638.5 million were pledged for borrowings and for other purposes, a decrease from $717.5 million of securities pledged at year-end 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	March 31, 2025	December 31, 2024
Commercial	$732,874	$800,476
Leases	505,455	491,748
Commercial real estate – investor	1,105,440	1,078,829
Commercial real estate – owner occupied	669,964	683,283
Construction	205,839	201,716
Residential real estate – investor	50,103	49,598
Residential real estate – owner occupied	210,239	206,949
Multifamily	341,253	351,325
HELOC	104,575	103,388
Other [1]	14,490	14,024
Total loans	3,940,232	3,981,336
Allowance for credit losses on loans	(41,551)	(43,619)
Net loans [2]	$3,898,681	$3,937,717

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $17.9 million and $17.5 million at March 31, 2025, and December 31, 2024, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 68.2% and 67.2% of the portfolio at March 31, 2025, and December 31, 2024, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2025 and 2024:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended March 31, 2025
Commercial	$7,813	$3,448	$3,446	$32	$7,847
Leases	2,136	148	107	14	2,191
Commercial real estate – investor	14,528	1,094	-	14	15,636
Commercial real estate – owner occupied	10,036	(2,730)	47	8	7,267
Construction	3,581	(91)	821	-	2,669
Residential real estate – investor	553	7	-	2	562
Residential real estate – owner occupied	1,509	301	-	30	1,840
Multifamily	1,876	(23)	-	-	1,853
HELOC	1,578	88	-	12	1,678
Other	9	43	108	64	8
Total	$43,619	$2,285	$4,529	$176	$41,551

1 Amount does not include the provision for unfunded commitment liability.

	Beginning	Provision for			Ending
Allowance for credit losses	Balance	(Release of)			Balance
Three months ended March 31, 2024	January 1, 2024	Credit Losses [1]	Charge-offs	Recoveries	March 31, 2024

Commercial	$3,998	$2,326	$15	$73	$6,382
Leases	2,952	(33)	-	40	2,959
Commercial real estate – investor	17,105	(902)	16	83	16,270
Commercial real estate – owner occupied	12,280	2,580	3,887	19	10,992
Construction	1,038	59	-	-	1,097
Residential real estate – investor	669	(35)	-	2	636
Residential real estate – owner occupied	1,821	(169)	-	8	1,660
Multifamily	2,728	(135)	-	-	2,593
HELOC	1,656	(165)	-	17	1,508
Other	17	18	70	51	16
Total	$44,264	$3,544	$3,988	$293	$44,113

1 Amount does not include the provision for unfunded commitment liability.

At March 31, 2025, our allowance for credit losses (“ACL”) on loans totaled $41.6 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. During the first three months of 2025, we recorded net provision for credit losses on loans and unfunded commitments of $2.4 million based on historical loss rate updates driven by higher charge-offs in the commercial portfolio, a slight downward change to the economic forecast, the downgrade of a couple of credits, and our assessment of estimated future credit losses. The $3.4 million commercial loan charge-offs during the first quarter of 2025 are specific to two credits within a single relationship. The ACL on loans excludes an allowance for unfunded commitments of $2.0 million as of March 31, 2025, $1.9 million as of December 31, 2024, and $2.7 million as of March 31, 2024, which is recorded within other liabilities.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-values. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $30.8 million and $26.2 million of collateral dependent loans secured by real estate or business assets as of March 31, 2025, and December 31, 2024, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of March 31, 2025, and December 31, 2024:

		Accounts			ACL
March 31, 2025	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$9,197	$2,753	$11,950	$3,125
Leases	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	1,644	-
Commercial real estate – owner occupied	11,099	-	-	11,099	2,224
Construction	4,989	-	-	4,989	-
Residential real estate – investor	28	-	-	28	-
Residential real estate – owner occupied	1,048	-	-	1,048	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$18,808	$9,197	$2,753	$30,758	$5,349

		Accounts			ACL
December 31, 2024	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$6,491	$-	$6,491	$2,448
Leases	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	1,644	-
Commercial real estate – owner occupied	10,018	-	-	10,018	3,951
Construction	5,800	-	-	5,800	792
Residential real estate – investor	404	-	-	404	-
Residential real estate – owner occupied	1,056	-	-	1,056	-
Multifamily	836	-	-	836	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$19,758	$6,491	$-	$26,249	$7,191

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,754	75	2,837	4,666	728,208	$732,874	$1,397
Leases	3,066	306	592	3,964	501,491	505,455	-
Commercial real estate – investor	942	-	-	942	1,104,498	1,105,440	-
Commercial real estate – owner occupied	8,857	221	68	9,146	660,818	669,964	-
Construction	255	343	4,989	5,587	200,252	205,839	-
Residential real estate – investor	760	-	64	824	49,279	50,103	-
Residential real estate – owner occupied	3,168	547	505	4,220	206,019	210,239	-
Multifamily	1,329	192	210	1,731	339,522	341,253	-
HELOC	936	54	211	1,201	103,374	104,575
Other	23	4	-	27	14,463	14,490	-
Total	$21,090	$1,742	$9,476	$32,308	$3,907,924	$3,940,232	$1,397

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$219	$95	$6,963	$7,277	$793,199	$800,476	$1,397
Leases	1,438	372	352	2,162	489,586	491,748	-
Commercial real estate – investor	2,021	402	-	2,423	1,076,406	1,078,829	-
Commercial real estate – owner occupied	1,123	2,479	43	3,645	679,638	683,283	-
Construction	-	-	5,799	5,799	195,917	201,716	-
Residential real estate – investor	763	-	439	1,202	48,396	49,598	-
Residential real estate – owner occupied	2,489	90	509	3,088	203,861	206,949	-
Multifamily	-	233	1,040	1,273	350,052	351,325	-
HELOC	109	74	202	385	103,003	103,388	39
Other	13	10	-	23	14,001	14,024	-
Total	$8,175	$3,755	$15,347	$27,277	$3,954,059	$3,981,336	$1,436

The table presents all nonaccrual loans as of March 31, 2025, and December 31, 2024:

Nonaccrual loan detail	March 31, 2025	With no ACL	December 31, 2024	With no ACL
Commercial	$11,078	$4,320	$5,591	$497
Leases	848	848	523	523
Commercial real estate – investor	1,968	1,968	1,981	1,981
Commercial real estate – owner occupied	11,297	2,167	10,604	1,407
Construction	4,989	4,989	5,800	-
Residential real estate – investor	769	769	1,158	1,158
Residential real estate – owner occupied	1,563	1,563	1,653	1,653
Multifamily	332	332	1,165	1,165
HELOC	545	545	366	366
Other	5	5	10	10
Total	$33,394	$17,506	$28,851	$8,760

The Company recognized $39,000 of interest on nonaccrual loans during the three months ended March 31, 2025, and $34,000 of interest on nonaccrual loans during the three months ended March 31, 2024.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at March 31, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$56,946	$238,066	$151,345	$45,739	$16,129	$10,278	$184,590	$-	$703,093
Special Mention	3,755	655	1,760	109	526	23	2,146	-	8,974
Substandard	-	-	-	4,077	71	-	16,659	-	20,807
Total commercial	60,701	238,721	153,105	49,925	16,726	10,301	203,395	-	732,874

Leases
Pass	54,802	226,657	$138,383	57,077	20,569	6,326	-	-	503,814
Special Mention	-	-	-	793	-	-	-	-	793
Substandard	-	-	106	742	-	-	-	-	848
Total leases	54,802	226,657	138,489	58,612	20,569	6,326	-	-	505,455

Commercial real estate – investor
Pass	65,072	243,489	145,317	299,596	186,094	145,284	6,289	-	1,091,141
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	323	1,645	-	-	12,331	-	-	14,299
Total commercial real estate – investor	65,072	243,812	146,962	299,596	186,094	157,615	6,289	-	1,105,440

Commercial real estate – owner occupied
Pass	10,662	87,090	111,382	131,809	126,210	146,840	16,021	-	630,014
Special Mention	1,544	-	87	7,867	303	3,331	-	-	13,132
Substandard	-	-	131	1,167	10,652	14,868	-	-	26,818
Total commercial real estate – owner occupied	12,206	87,090	111,600	140,843	137,165	165,039	16,021	-	669,964

Construction
Pass	1,931	49,579	28,828	80,810	17,237	1,057	280	-	179,722
Special Mention	-	-	-	7,572	-	344	-	-	7,916
Substandard	-	-	-	18,201	-	-	-	-	18,201
Total construction	1,931	49,579	28,828	106,583	17,237	1,401	280	-	205,839

Residential real estate – investor
Pass	1,144	5,699	3,791	13,067	9,025	14,541	1,553	-	48,820
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	514	769	-	-	1,283
Total residential real estate – investor	1,144	5,699	3,791	13,067	9,539	15,310	1,553	-	50,103

Residential real estate – owner occupied
Pass	8,183	12,924	29,249	35,182	32,177	89,644	1,121	-	208,480
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	105	-	149	1,505	-	-	1,759
Total residential real estate – owner occupied	8,183	12,924	29,354	35,182	32,326	91,149	1,121	-	210,239

Multifamily
Pass	11,798	38,520	54,598	66,790	98,972	69,076	367	-	340,121
Special Mention	-	-	-	800	-	-	-	-	800
Substandard	-	-	-	122	-	210	-	-	332
Total multifamily	11,798	38,520	54,598	67,712	98,972	69,286	367	-	341,253

HELOC
Pass	665	2,574	2,424	1,947	364	4,927	90,988	-	103,889
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	243	443	-	686
Total HELOC	665	2,574	2,424	1,947	364	5,170	91,431	-	104,575

Other
Pass	1,880	5,195	1,409	1,258	474	81	4,183		14,480
Special Mention	-	-	-	-	-	-	-		-
Substandard	5	-	-	5	-	-	-		10
Total other	1,885	5,195	1,409	1,263	474	81	4,183	-	14,490

Total loans
Pass	213,083	909,793	666,726	733,275	507,251	488,054	305,392	-	3,823,574
Special Mention	5,299	655	1,847	17,141	829	3,698	2,146	-	31,615
Substandard	5	323	1,987	24,314	11,386	29,926	17,102	-	85,043
Total loans	$218,387	$910,771	$670,560	$774,730	$519,466	$521,678	$324,640	$-	$3,940,232

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at December 31, 2024, were as follows:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the three months ended March 31, 2025 and 2024, were as follows:

Three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	$-	$2,050	$-	$1,391	$5	$3,446
Leases	-	-	85	22	-	-	107
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-		-	-	-	47	47
Construction	-	-	-	821	-	-	821
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	-	5	-	-	103	108
Total	$-	$-	$2,140	$843	$1,391	$155	$4,529

Three months ended March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial	$-	$-	$-	$-	$-	$15	$15
Leases	-	-	-	-	-	-	-
Commercial real estate – investor	-	-	-	-	16	-	16
Commercial real estate – owner occupied	-		-	3,853	-	34	3,887
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	-	-	-	-	70	70
Total	$-	$-	$-	$3,853	$16	$119	$3,988

The Company had $463,000 and $469,000 in residential real estate loans in the process of foreclosure as of March 31, 2025, and December 31, 2024, respectively.

There were thirteen loans modified during the three-month period ending March 31, 2025, totaling $46.7 million in aggregate, which were experiencing financial difficulty. Of the thirteen loans modified in the first three months of 2025, twelve loans had also been modified in prior periods. There were six loans modified during the three-month period ending March 31, 2024, totaling $18.6 million in aggregate, which were experiencing financial difficulty. There were no modified loans that experienced a payment default in the 12 months subsequent to their modification during the 12 months ending March 31, 2025 and 2024.

The following tables present the amortized costs basis of loans at March 31, 2025, and March 31, 2024, that were both experiencing financial difficulty and modified during the three-months ended March 31, 2025, and March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended March 31, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$312	$-	$-	$6,547	$6,859	0.9%
Commercial real estate – investor	-	-	12,331	-	12,331	1.1%
Commercial real estate – owner occupied	13,102	-	-	1,167	14,269	2.1%
Construction	13,212	-	-	-	13,212	6.4%
Total	$26,626	$-	$12,331	$7,714	$46,671	1.2%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Three months ended March 31, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$247	$-	$-	$-	$247	0.0%
Commercial real estate – investor	-	-	-	1,958	1,958	0.2%
Commercial real estate – owner occupied	12,244	-	3,309	854	16,407	2.1%
Construction	-	-	-	-	-	0.0%
Total	$12,491	$-	$3,309	$2,812	$18,612	0.5%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of March 31, 2025, and March 31, 2024.

March 31, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$9,950	$9,950
Commercial real estate – investor	-	-	-	-	12,331	12,331
Commercial real estate – owner occupied	-	-	-	-	17,592	17,592
Construction	-	-	-	-	13,212	13,212
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	1,191	1,191
HELOC	-	-	-	-	-	-
Total	$-	$-	$-	$-	$54,276	$54,276

March 31, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$838	$838	$3,653	$4,491
Commercial real estate – investor	-	-	-	-	22,106	22,106
Commercial real estate – owner occupied	-	3,443	12,639	16,082	16,407	32,489
Construction	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	116	116
Multifamily	-	-	-	-	235	235
HELOC	-	-	-	-	88	88
Total	$-	$3,443	$13,477	$16,920	$42,605	$59,525

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three-months ended March 31, 2025, and March 31, 2024. The Company had thirteen loans that had a payment modification as of March 31, 2025. One had an increase of monthly payment until maturity, one relationship, on four loans between commercial and commercial real estate - owner occupied, had a payment deferment of two months on each loan; the financial impact of these modifications to the Company is immaterial. As of March 31, 2024, there were two loans that had a payment modification. One changed to a single payment at maturity and the other had a reduction of monthly payment until maturity.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Three months ended March 31, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	3.00	-%	2.00
Commercial real estate – investor	9.00	(1.00)	-
Commercial real estate – owner occupied	3.44	-	2.00
Construction	9.00	-	-
Total	6.42	(1.00)%	2.00

Three months ended March 31, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.00	-%	-
Commercial real estate – investor	24.00	-	-
Commercial real estate – owner occupied	5.24	0.15	-
Construction	-	-	-
Total	7.20	0.15%	-

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2025	2024
Balance at beginning of period	$21,617	$5,123
Less:
Carrying value of property disposals, net of participation sold	18,285	-
Period valuation adjustments	454	-
Balance at end of period	$2,878	$5,123

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$1,862	$118
Provision for valuation reserves	454	-
Reductions taken on sales	(1,463)	-
Balance at end of period	$853	$118

Expenses related to OREO, net of lease revenue, includes:

	Three Months Ended
	March 31,
	2025	2024
Loss on sales, net	$236	$-
Provision for valuation reserves	454	-
Operating expenses	1,913	113
Less:
Lease revenue	730	67
Net OREO expense	$1,873	$46

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2025	December 31, 2024
Noninterest bearing demand	$1,713,711	$1,704,920
Savings	952,602	932,201
NOW accounts	652,444	621,434
Money market accounts	829,533	761,499
Certificates of deposit of less than $100,000	334,694	352,526
Certificates of deposit of $100,000 through $250,000	252,276	270,837
Certificates of deposit of more than $250,000	117,531	125,314
Total deposits	$4,852,791	$4,768,731

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2025, and December 31, 2024. Junior subordinated debentures are discussed in more detail in Note 8.

	March 31, 2025	December 31, 2024
Securities sold under repurchase agreements	$38,664	$36,657
Other short-term borrowings	-	20,000
Junior subordinated debentures[1]	25,773	25,773
Subordinated debentures	59,489	59,467
Total borrowings	$123,926	$141,897

1 See Note 8: Junior Subordinated Debentures.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $38.7 million at March 31, 2025, and $36.7 million at December 31, 2024. The fair value of the pledged collateral was $73.9 million at March 31, 2025, and $73.6 million at December 31, 2024. At March 31, 2025, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. There were no outstanding short-term FHLBC advances as of March 31, 2025, and the outstanding balance of our short-term FHLBC borrowings was $20.0 million as of December 31, 2024. The large decrease in short-term FHLB advances is due to an influx of cash resulting from the acquisition of the five FRME branches on December 6, 2024, which allowed us to utilize the purchased deposits for lower cost funding. FHLBC stock held at March 31, 2025, was valued at $4.5 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.40 billion, which carried a FHLBC-calculated combined collateral value of $929.8 million. The Company had excess collateral of $928.6 million available to secure borrowings at March 31, 2025.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of March 31, 2025, and December 31, 2024, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance cost.

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

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.53% and 4.37% for the quarters ended March 31, 2025, and March 31, 2024, respectively. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of March 31, 2025, and December 31, 2024, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”), to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of March 31, 2025, 556,714 shares remained available for issuance under the 2019 Plan. The Company has granted only restricted stock units under the 2019 Equity Plan.

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

There were 267,805 and 338,235 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2025, and March 31, 2024, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost that has been recorded for the 2019 Plan was $1.4 million for the three months ended March 31, 2025, and $1.2 million for the three months ended March 31, 2024.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2025, is as follows:

	March 31, 2025
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	778,278	$14.75
Granted	267,805	18.37
Vested	(252,615)	14.28
Unvested at March 31	793,468	$16.12

Total unrecognized compensation cost of restricted awards was $7.6 million as of March 31, 2025, which is expected to be recognized over a weighted-average period of 2.23 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Weighted-average common shares outstanding	44,967,726	44,758,559
Net income	$19,830	$21,312
Basic earnings per share	$0.44	$0.48

Diluted earnings per share:
Weighted-average common shares outstanding	44,967,726	44,758,559
Dilutive effect of unvested restricted awards [1]	753,379	765,325
Diluted average common shares outstanding	45,721,105	45,523,884

Net Income	$19,830	$21,312
Diluted earnings per share	$0.43	$0.47

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At March 31, 2025, the Bank exceeded those thresholds.

At March 31, 2025, the Bank’s Tier 1 capital leverage ratio was 11.27%, an increase of 37 basis points from December 31, 2024, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.58%, an increase of 76 basis points from December 31, 2024, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2025, and December 31, 2024.

The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies,” which are generally holding companies with consolidated assets of less than $3.0 billion. A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2024, under the heading “Supervision and Regulation.”

At March 31, 2025, and December 31, 2024, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$624,400	13.47%	$324,484	7.00%	N/A	N/A
Old Second Bank	632,124	13.64	324,404	7.00	$301,232	6.50%
Total capital to risk weighted assets
Consolidated	752,967	16.24	486,832	10.50	N/A	N/A
Old Second Bank	675,692	14.58	486,609	10.50	463,438	10.00
Tier 1 capital to risk weighted assets
Consolidated	649,400	14.01	393,997	8.50	N/A	N/A
Old Second Bank	632,124	13.64	393,919	8.50	370,747	8.00
Tier 1 capital to average assets
Consolidated	649,400	11.58	224,318	4.00	N/A	N/A
Old Second Bank	632,124	11.27	224,356	4.00	280,445	5.00

December 31, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$607,294	12.82%	$331,596	7.00%	N/A	N/A
Old Second Bank	610,285	12.89	331,419	7.00	$307,747	6.50%
Total capital to risk weighted assets
Consolidated	736,492	15.54	497,630	10.50	N/A	N/A
Old Second Bank	654,484	13.82	497,256	10.50	473,577	10.00
Tier 1 capital to risk weighted assets
Consolidated	632,294	13.34	402,886	8.50	N/A	N/A
Old Second Bank	610,285	12.89	402,438	8.50	378,765	8.00
Tier 1 capital to average assets
Consolidated	632,294	11.30	223,821	4.00	N/A	N/A
Old Second Bank	610,285	10.90	223,958	4.00	279,947	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the Current Expected Credit Losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of January 1, 2025, the five-year CECL transition is complete. As of March 31, 2025, the above capital measures of the Company no longer include a modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of March 31, 2025, the Bank had capacity to pay dividends of $94.0 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the three-month period ended March 31, 2025, and March 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2025, and December 31, 2024, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$160,191	$-	$-	$160,191
U.S. government agencies	-	38,047	-	38,047
U.S. government agencies mortgage-backed	-	98,929	-	98,929
States and political subdivisions	-	197,729	11,388	209,117
Collateralized mortgage obligations	-	390,891		390,891
Asset-backed securities	-	46,118	3,583	49,701
Collateralized loan obligations	-	199,845	-	199,845
Loans held-for-sale	-	4,202	-	4,202
Mortgage servicing rights	-	-	9,938	9,938
Interest rate derivatives [1]	-	4,369	-	4,369
Mortgage banking derivatives	-	102	-	102
Total	$160,191	$980,232	$24,909	$1,165,332

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$2,112	$-	$2,112
Total	$-	$2,112	$-	$2,112

1 Interest rate derivatives includes interest rate swaps, a rate cap and risk participation agreements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$194,143	$-	$-	$194,143
U.S. government agencies	-	37,814	-	37,814
U.S. government agencies mortgage-backed	-	100,277	-	100,277
States and political subdivisions	-	203,560	11,896	215,456
Collateralized mortgage obligations	-	368,616	-	368,616
Asset-backed securities	-	59,049	3,254	62,303
Collateralized loan obligations	-	183,092	-	183,092
Loans held-for-sale	-	1,556	-	1,556
Mortgage servicing rights	-	-	10,374	10,374
Interest rate derivatives [1]	-	5,526	-	5,526
Mortgage banking derivatives	-	55	-	55
Total	$194,143	$959,545	$25,524	$1,179,212

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$3,192	$-	$3,192
Total	$-	$3,192	$-	$3,192

1 Interest rate derivatives includes interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(488)
Included in other comprehensive income	(36)	(466)	-
Purchases, issuances, sales, and settlements
Purchases	461	-	-
Issuances	-	-	134
Settlements	(96)	(42)	(82)
Ending balance March 31, 2025	$3,583	$11,388	$9,938

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(33)	172
Included in other comprehensive income	(29)	(89)	-
Purchases, issuances, sales, and settlements
Purchases	259	-	-
Issuances	-	-	126
Settlements	(15)	(34)	(78)
Ending balance March 31, 2024	$2,485	$12,903	$10,564

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,388	Discounted Cash Flow	Discount Rate	3.5 - 3.9%	3.7%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,583	Discounted Cash Flow	Discount Rate	5.3 – 5.3%	5.3%

Mortgage servicing rights	$9,938	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.2 – 33.6%	7.2%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,896	Discounted Cash Flow	Discount Rate	5.3 – 5.4%	5.4%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,254	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$10,374	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 31.5%	6.9%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. For assets measured at fair value on a nonrecurring basis at March 31, 2025, and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$25,409	$25,409
Other real estate owned, net[2]	-	-	2,878	2,878
Total	$-	$-	$28,287	$28,287

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $30.8 million and a valuation allowance of $5.3 million, resulting in a decrease of specific allocations within the allowance for credit losses on loans of $1.9 million for the three months ended March 31, 2025.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $2.9 million at March 31, 2025, which is made up of the outstanding balance of $3.7 million, net of a valuation allowance of $853,000.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$19,058	$19,058
Other real estate owned, net[2]	-	-	21,617	21,617
Total	$-	$-	$40,675	$40,675

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, which had a carrying amount of $26.2 million and a valuation allowance of $7.2 million, resulting in a decrease of specific allocations within the allowance for credit losses on loans of $3.9 million for the year December 31, 2024.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $21.6 million at December 31, 2024, which is made up of the outstanding balance of $23.5 million, net of a valuation allowance of $1.9 million.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table. Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security. The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. At March 31, 2025, and December 31, 2024, the fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits was estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities. The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities. The fair value of off-balance sheet volume was not considered material.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$52,703	$52,703	$52,703	$-	$-
Interest earning deposits with financial institutions	203,418	203,418	203,418	-	-
Securities available-for-sale	1,146,721	1,146,721	160,191	971,559	14,971
FHLBC and FRBC stock	19,441	19,441	-	19,441	-
Loans held-for-sale	4,202	4,202	-	4,202	-
Net loans	3,898,681	3,839,709	-	-	3,839,709
Mortgage servicing rights	9,938	9,938	-	-	9,938
Interest rate swap and rate cap agreements	4,330	4,330	-	4,330	-
Interest rate lock commitments and forward contracts	102	102	-	102	-
Interest receivable on securities and loans	25,045	25,045	-	25,045	-

Financial liabilities:
Noninterest bearing deposits	$1,713,711	$1,713,711	$1,713,711	$-	$-
Interest bearing deposits	3,139,080	3,131,724	-	3,131,724	-
Securities sold under repurchase agreements	38,664	38,664	-	38,664	-
Other short-term borrowings	-	-	-	-	-
Junior subordinated debentures	25,773	21,444	-	21,444	-
Subordinated debentures	59,489	54,511	-	54,511	-
Interest rate swap and rate cap agreements	2,104	2,104	-	2,104	-
Interest payable on deposits and borrowings	3,730	3,730	-	3,730	-

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

Note 14 – Derivatives, Hedging Activities and Financial Instruments with Off-Balance Sheet Risk

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with notional amounts totaling $200.0 million as of March 31, 2025, and $300.0 million as of December 31, 2024, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of March 31, 2025, and December 31, 2024, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $929,000 will be reclassified as an increase to interest income and an additional $354,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of March 31, 2025, and December 31, 2024 were $120.5 million and $121.2 million, respectively. The notional amounts of interest rate cap agreements with its loan customers were $32.9 million as of March 31, 2025, and December 31, 2024. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At March 31, 2025, and December 31, 2024, the Company had $2.3 million of cash collateral pledged with two correspondent financial institutions. The Company held $4.3 million and $5.2 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2025 through March 31, 2025, or during 2024. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at March 31, 2025, and December 31, 2024, was $15.9 million and $8.7 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024.

Fair Value of Derivative Instruments

			March 31, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	3	225,774	Other Assets	3,155	Other Liabilities	929
Total derivatives designated as hedging instruments				3,155		929

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	13	153,401	Other Assets	1,175	Other Liabilities	1,175
Interest rate lock commitments and forward contracts	46	15,901	Other Assets	102	Other Liabilities	-
Other contracts	5	59,563	Other Assets	39	Other Liabilities	8
Total derivatives not designated as hedging instruments				1,316		1,183

			December 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,823	Other Liabilities	1,512
Total derivatives designated as hedging instruments				3,823		1,512

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	13	154,137	Other Assets	1,675	Other Liabilities	1,675
Interest rate lock commitments and forward contracts	30	8,667	Other Assets	55	Other Liabilities	-
Other contracts	5	58,259	Other Assets	28	Other Liabilities	5
Total derivatives not designated as hedging instruments				1,758		1,680

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives totaled $1.6 million as of March 31, 2025, and the loss recognized in AOCI totaled $2.1 million as of March 31, 2024. The amount of the loss reclassified from AOCI to net interest income on the Income Statement was $579,000 for the three months ended March 31, 2025, and $1.6 million for the three months ended March 31, 2024.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2025, and December 31, 2024.

The following table is a summary of letter of credit commitments:

	March 31, 2025			December 31, 2024
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$177	$15,766	$15,943	$188	$16,322	$16,510
Performance standby	552	10,136	10,688	552	10,207	10,759
	729	25,902	26,631	740	26,529	27,269
Non-borrower:
Performance standby	-	67	67	-	67	67
Total letters of credit	$729	$25,969	$26,698	$740	$26,596	$27,336

Unused loan commitments:	$148,686	$612,605	$761,291	$163,282	$616,533	$779,815

As of March 31, 2025, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first quarter of 2025, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.0 million. The resultant increase in the ACL for unfunded commitments of $115,000 for the first quarter of 2025 from $1.9 million as of December 31, 2024, was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 15 – Segment Information

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

Although information is available on each of the individual revenue streams, the CODM manages, allocates resources, and evaluates performance on a company-wide basis. The CODM uses consolidated net income to evaluate the financial performance of the Company’s business along with budget to actual results in assessing the Company’s performance and in determining the allocation of resources whether it be to reinvest in the Company or deploy capital in order to maximize shareholder value. The CODM uses consolidated net income and return on average assets to benchmark the Company against competitors as well as against prior periods.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and our financial condition at March 31, 2025, compared to December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and March 31, 2025 and 2024 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 53 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois. These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services. We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate. We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area. We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

On December 6, 2024, we completed our branch transaction with First Merchants Bank (“FRME”). Under the terms of the purchase and assumption agreement, we assumed approximately $268.0 million in deposits related to the branch locations acquired and purchased approximately $7.1 million in branch-related loans along with other branch-related assets. The five branches acquired in the transaction are located in Cook and DuPage counties in Illinois as part the branch purchase agreement.

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

The parties expect to complete the merger in the third quarter of 2025, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the Bancorp Financial stockholders.

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

As of March 31, 2025, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the first quarter of 2025 was $19.8 million, or $0.43 per diluted share, compared to $19.1 million, or $0.42 per diluted share, for the fourth quarter of 2024, and $21.3 million, or $0.47 per diluted share, for the first quarter of 2024. The reduction in net income compared to the prior year like period was primarily due to an increase in noninterest expense of $6.3 million and a $300,000 decrease in noninterest income. Partially offsetting these negative impacts on net income in the first quarter of 2025 was an increase in net interest and dividend income of $3.1 million year over year driven by a $2.9 million decrease to interest expense primarily due to lower short-term borrowing expense, a $235,000 increase in interest and dividend income, a $1.1 million decrease in provision for credit losses, and an $861,000 decrease in provision for income taxes. Adjusted net income, a non-GAAP financial measure that excludes mortgage servicing rights mark to market activity and certain nonrecurring items, as applicable, was $20.6 million for the first quarter of 2025, compared to $20.0 million for the fourth quarter of 2024, and $21.2 million for the first quarter of 2024.

See the discussion entitled “Non-GAAP Financial Measures” on page 45, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Net Income
Income before income taxes (GAAP)	$26,200	$25,372	$28,543
Pre-tax income adjustments:
MSR losses (gains)	570	(385)	(94)
Merger related costs, net of losses/(gains) on branch sales	454	1,521	-
Adjusted net income before taxes	27,224	26,508	28,449
Taxes on adjusted net income	6,619	6,542	7,207
Adjusted net income (non-GAAP)	$20,605	$19,966	$21,242

Basic earnings per share (GAAP)	$0.44	$0.42	$0.48
Diluted earnings per share (GAAP)	0.43	0.42	0.47
Adjusted basic earnings per share (non-GAAP)	0.46	0.46	0.47
Adjusted diluted earnings per share (non-GAAP)	0.45	0.44	0.47

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended March 31, 2025, compared to the like period ended March 31, 2024:

●	Net interest and dividend income was $62.9 million for the first quarter of 2025, compared to $59.8 million for the first quarter of 2024. The increase in net interest and dividend income in the first quarter of 2025 was primarily due to higher securities and loan yields and lower other short-term borrowing costs, partially offset by higher deposit costs.

●	We recorded a net provision for credit losses of $2.4 million in the first quarter of 2025, driven by quarterly net charge-offs of $4.4 million, as well as an increase in select qualitative factors primarily driven by recent global tariff volatility and a slight uptick in the macro-economic unemployment assumptions used for forecast. Further, we recorded a $115,000 provision for credit losses on unfunded commitments in the first quarter of 2025 based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $3.5 million in the first quarter of 2024.

●	Noninterest income was $10.2 million for the first quarter of 2025, compared to $10.5 million for the first quarter of 2024. Contributing to the lower noninterest income was a $499,000 decrease in mortgage banking revenue driven by mark to market losses on mortgage servicing rights as well as a $674,000 decrease in the quarterly adjustment to the cash surrender value of BOLI (which includes COLI) due to market changes in the underlying assets of our COLI investments in the first quarter of 2025. These decreases were partially offset by a $528,000 increase in wealth management income and a $304,000 increase in service charges on deposits.

●	Noninterest expense was $44.5 million for the first quarter of 2025, compared to $38.2 million for the first quarter of 2024, an increase of $6.3 million, or 16.4%. Contributing to the increase in noninterest expense in the first quarter of 2025 was higher salaries and employee benefits as well as increases in occupancy, furniture and equipment, amortization of core deposit intangibles, legal fees, and OREO related expenses.

●	We had a provision for income tax expense of $6.4 million for the first quarter of 2025, compared to a provision for income tax expense of $7.2 million for the first quarter of 2024. The effective tax rate for these two periods was 24.3% and 25.3%, respectively.

●	As of March 31, 2025, we experienced a decrease of $41.1 million in total loans compared to the year ended December 31, 2024, and a decrease of $29.2 million in total loans compared to March 31, 2024. We believe we can still achieve single digit loan growth in 2025 despite a softer outlook in business and trading activities. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans increased $4.5 million as of March 31, 2025, compared to December 31, 2024, and decreased $30.9 million compared to March 31, 2024. The increase in nonaccrual loans in the first quarter of 2025, compared to December 31, 2024, was primarily due to inflows of $11.7 million on fifteen loans, consisting primarily of seven commercial loans totaling $10.2 million. The inflows are partially offset by $4.4 million of net charge-offs year to date, as well as $1.7 million of paid off nonaccrual loans, and $1.0 million reduction of principal. The decrease in nonaccrual loans year over year is due to various charge-offs, larger transfers to OREO in late 2024 which were sold in the first quarter of 2025, and an increase in paid off loans over the last twelve months, primarily related to the CRE-Investor portfolio, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 0.9% as of March 31, 2025, compared to 0.8% as of December 31, 2024, and 1.6% as of March 31, 2024. Classified assets decreased to $88.4 million as of March 31, 2025, which is $25.7 million, or 22.5%, less than December 31, 2024, and $52.2 million, or 37.1%, less than March 31, 2024.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2024 Annual Report in Form 10-K.

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

Results of Operations

Overview

Three months ended March 31, 2025 and 2024

Our income before taxes was $26.2 million in the first quarter of 2025 compared to $28.5 million in the first quarter of 2024. This decrease in pretax income was primarily due to a $6.3 million increase in noninterest expense and a $300,000 decrease in noninterest income. Income before taxes was positively impacted by a $2.9 million decrease in interest expense, and a $1.1 million decrease in provision for credit losses. The noninterest expense increase of $6.3 million is primarily due to a $2.7 million increase in salary and employee benefits expense, a $621,000 increase in occupancy, furniture and equipment, a $457,000 increase in amortization of core deposit intangibles, a $246,000 increase in legal fees, and a $1.8 million increase in OREO related expenses. Our net income was $19.8 million, or $0.43 per diluted share, for the first quarter of 2025, compared to net income of $21.3 million, or $0.47 per diluted share, for the first quarter of 2024. The Bank remains well positioned to navigate uncertain macroeconomics; we have mitigated interest rate risk, controlled expenses in an inflationary environment, and actively managed daily liquidity. Furthermore, we continue to possess strong liquidity metrics and a short duration securities portfolio for short term funding needs.

Net interest and dividend income was $62.9 million in the first quarter of 2025, compared to $59.8 million in the first quarter of 2024. The $3.1 million increase was driven by a decrease in other short-term borrowings in the first quarter of 2025, compared to the first quarter of 2024, primarily due to the majority of these borrowings being paid down in the fourth quarter of 2024, as well as a $235,000 increase in dividend and interest income. Partially offsetting the increase in net interest and dividend income was a net increase in deposit interest expense of $1.7 million in the first quarter of 2025, compared to the first quarter of 2024.

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

Three months ended March 31, 2025 and 2024

Yield on earnings assets decreased two basis points compared to the linked period, which was primarily driven by repricing within the securities and loan portfolios and, to a lesser extent, higher volumes of interest earning deposits with financial institutions, which were partially offset by a reduction in yields. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of securities and loans, as well as the securities maturity, security and loan paydowns and security purchase activities.

The year over year increase of nine basis points on interest earning assets was primarily driven by overall increases to benchmark interest rates over the past twelve months, primarily impacting variable rate loans and securities. Average balances of securities available for sale decreased $1.6 million in the first quarter of 2025 compared to the prior year like quarter, while the tax equivalent yield on the securities available for sale portfolio increased 41 basis points year over year primarily due to variable security rate resets. Average balances of loans and loans held for sale decreased $60.3 million in the first quarter of 2025 compared to the prior year like quarter, while the tax equivalent yield on loans and loans held for sale increased four basis points.

Average balances of interest bearing deposit accounts have increased steadily since the fourth quarter of 2024 through the first quarter of 2025, from $2.89 billion to $3.10 billion, as NOW, money market, savings, and time account average balances all increased due to the impact of FRME acquired deposits. We have continued to control the cost of funds over the periods reflected by monitoring market activity as well as allowing previous exception-priced deposits to runoff naturally, which resulted in a 13 basis point reduction in the cost of interest bearing deposits, from 141 basis points for the quarter ended December 31, 2024, to 128 basis points for the quarter ended March 31, 2025. A 52 basis point decrease in the cost of time deposits for the quarter ended March 31, 2025, drove a significant portion of the overall decrease from the prior linked quarter. The cost of interest-bearing deposits increased ten basis points for the quarter ended March 31, 2025, from 118 basis points for the quarter ended March 31, 2024. A 22 basis point increase in the cost of money market accounts drove a significant portion of the overall increase from the prior year like quarter.

Borrowing costs decreased in the first quarter of 2025, compared to the fourth quarter of 2024, primarily due to the $203.3 million decrease in average other short-term borrowings stemming from a decrease in average daily FHLB advances over the prior linked quarter as the remainder of this borrowing was paid down in the first quarter of 2025. The decrease of $330.8 million year over year of average FHLB advances was based on daily liquidity needs and was the primary driver of the $4.6 million decrease to interest expense on other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented.

Our net interest margin, for both GAAP and tax equivalent (“TE”) presentations, showed solid growth over the periods presented above, most significantly in the current quarter. Our net interest margin (GAAP) increased 19 basis points to 4.85% for the first quarter of 2025, compared to 4.66% for the fourth quarter of 2024, and increased 30 basis points compared to 4.55% for the first quarter of 2024. Our net interest margin (TE) increased 20 basis points to 4.88% for the first quarter of 2025, compared to 4.68% for the fourth quarter of 2024, and increased 30 basis points compared to 4.58% for the first quarter of 2024. The increase in net interest margin for the first quarter of 2025, compared to the prior linked quarter, was driven by an increase in market interest rates as well as the impact of a full quarter of average deposit balances stemming from the acquisition of the acquired FRME branches, which drove down our cost of funds. Although interest income and expense both decreased compared to the prior linked quarter, interest expense decreased at a higher rate leading to increased net interest income. The net interest margin increased in the first quarter of 2025, compared to the prior year like quarter, primarily due to the significant decrease of other short-term borrowings as well as higher security and loan yields on lower average balances, partially offset by the increase in costs of interest bearing deposits. See the discussion entitled “Non-GAAP Financial Measures”, above, and the tables beginning on page 48 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$97,645	$988	4.10	$49,757	$542	4.33	$48,088	$610	5.10
Securities:
Taxable	1,026,233	9,227	3.65	1,017,530	8,899	3.48	1,016,112	8,092	3.20
Non-taxable (TE)[1]	155,024	1,595	4.17	162,494	1,614	3.95	166,776	1,653	3.99
Total securities (TE)[1]	1,181,257	10,822	3.72	1,180,024	10,513	3.54	1,182,888	9,745	3.31
FHLBC and FRBC Stock	19,441	473	9.87	27,493	562	8.13	31,800	635	8.03
Loans and loans held-for-sale[1,2]	3,959,073	61,626	6.31	4,003,041	64,012	6.36	4,019,377	62,698	6.27
Total interest earning assets	5,257,416	73,909	5.70	5,260,315	75,629	5.72	5,282,153	73,688	5.61
Cash and due from banks	52,550	-	-	54,340	-	-	54,533	-	-
Allowance for credit losses on loans	(43,543)	-	-	(45,040)	-	-	(44,295)	-	-
Other noninterest bearing assets	407,894	-	-	395,043	-	-	384,332	-	-
Total assets	$5,674,317			$5,664,658			$5,676,723

Liabilities and Stockholders' Equity
NOW accounts	$628,336	$629	0.41	$573,271	$644	0.45	$553,844	$829	0.60
Money market accounts	801,178	3,393	1.72	722,491	3,128	1.72	689,996	2,575	1.50
Savings accounts	940,894	891	0.38	899,846	880	0.39	958,645	633	0.27
Time deposits	725,314	4,829	2.70	692,001	5,606	3.22	558,463	4,041	2.91
Interest bearing deposits	3,095,722	9,742	1.28	2,887,609	10,258	1.41	2,760,948	8,078	1.18
Securities sold under repurchase agreements	34,529	68	0.80	39,982	75	0.75	30,061	86	1.15
Other short-term borrowings	1,444	17	4.77	204,783	2,527	4.91	332,198	4,557	5.52
Junior subordinated debentures	25,773	288	4.53	25,773	289	4.46	25,773	280	4.37
Subordinated debentures	59,478	546	3.72	59,457	546	3.65	59,393	546	3.70
Total interest bearing liabilities	3,216,946	10,661	1.34	3,217,604	13,695	1.69	3,208,373	13,547	1.70
Noninterest bearing deposits	1,703,382	-	-	1,712,106	-	-	1,819,476	-	-
Other liabilities	70,411	-	-	67,067	-	-	60,024	-	-
Stockholders' equity	683,578	-	-	667,881	-	-	588,850	-	-
Total liabilities and stockholders' equity	$5,674,317			$5,664,658			$5,676,723
Net interest income (GAAP)		$62,904			$61,584			$59,783
Net interest margin (GAAP)			4.85			4.66			4.55

Net interest income (TE)[1]		$63,248			$61,934			$60,141
Net interest margin (TE)[1]			4.88			4.68			4.58
Interest bearing liabilities to earning assets	61.19%			61.17%			60.74%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025 and 2024.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 48, and includes loan fee income of $545,000 for the first quarter of 2025, loan fee income of $140,000 for the fourth quarter of 2024, and loan fee expense of $867,000 for the first quarter of 2024. Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2025 and 2024 to compare returns more appropriately on tax-exempt loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2025	2024	2024

Interest income (GAAP)	$73,565	$75,279	$73,330
Taxable-equivalent adjustment:
Loans	9	11	11
Securities	335	339	347
Interest and dividend income (TE)	73,909	75,629	73,688
Interest expense (GAAP)	10,661	13,695	13,547
Net interest income (TE)	$63,248	$61,934	$60,141
Net interest income (GAAP)	$62,904	$61,584	$59,783
Average interest earning assets	$5,257,416	$5,260,315	$5,282,153
Net interest margin (TE)	4.88%	4.68%	4.58%
Net interest margin (GAAP)	4.85%	4.66%	4.55%

Noninterest Income

Three months ended March 31, 2025 and 2024

The following table details the major components of noninterest income for the periods presented:

				First Quarter 2025
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Wealth management	$3,089	$3,299	$2,561	(6.4)	20.6
Service charges on deposits	2,719	2,657	2,415	2.3	12.6
Residential mortgage banking revenue
Secondary mortgage fees	73	88	50	(17.0)	46.0
MSRs mark to market (loss) gain	(570)	385	94	(248.1)	(706.4)
Mortgage servicing income	480	475	488	1.1	(1.6)
Net gain on sales of mortgage loans	464	516	314	(10.1)	47.8
Total residential mortgage banking revenue	447	1,464	946	(69.5)	(52.7)
Securities gains, net	-	-	1	-	(100.0)
Change in cash surrender value of BOLI	498	767	1,172	(35.1)	(57.5)
Card related income	2,412	2,572	2,376	(6.2)	1.5
Other income	1,036	851	1,030	21.7	0.6
Total noninterest income	$10,201	$11,610	$10,501	(12.1)	(2.9)

Noninterest income decreased $1.4 million, or 12.1%, in the first quarter of 2025, compared to the fourth quarter of 2024, and decreased $300,000, or 2.9%, compared to the first quarter of 2024.  The decrease from the fourth quarter of 2024 was primarily driven by a $1.0 million decrease in residential mortgage banking revenue primarily due to a decrease of $955,000 in MSRs mark to market valuation based on faster prepayment speeds and lower balances. Also contributing to the decrease during the quarter was a $210,000 decrease in wealth management income primarily due to a decline in estate fees, and a $269,000 decrease in the cash surrender value of BOLI due to market interest rates.

The decrease in noninterest income of $300,000 in the first quarter of 2025, compared to the first quarter of 2024, is primarily due to a $499,000 decrease in residential mortgage banking revenue primarily due to a $664,000 decrease in MSRs mark to market valuations based on faster prepayment speeds. Also contributing to the decrease during the quarter was a $674,000 decrease in the quarterly adjustment to the cash surrender value of BOLI (which includes COLI) due to market changes in the underlying assets of our COLI investments. Partially offsetting the decrease in noninterest income from the prior year like quarter was a $528,000 increase in wealth management income primarily due to growth in advisory fees and estate fees and a $304,000 increase in service charges on deposits partially related to growth in commercial treasury management fees.

Noninterest Expense

Three months ended March 31, 2025 and 2024

The following table details the major components of noninterest expense for the periods presented:

				First Quarter 2025
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Salaries	$18,804	$18,130	$17,647	3.7	6.6
Officers' incentive	2,799	3,089	2,148	(9.4)	30.3
Benefits and other	5,390	4,394	4,517	22.7	19.3
Total salaries and employee benefits	26,993	25,613	24,312	5.4	11.0
Occupancy, furniture and equipment expense	4,548	4,457	3,927	2.0	15.8
Computer and data processing	2,348	2,659	2,255	(11.7)	4.1
FDIC insurance	628	628	667	-	(5.8)
Net teller & bill paying	658	575	521	14.4	26.3
General bank insurance	330	327	309	0.9	6.8
Amortization of core deposit intangible asset	1,037	716	580	44.8	78.8
Advertising expense	167	280	192	(40.4)	(13.0)
Card related expense	1,380	1,497	1,277	(7.8)	8.1
Legal fees	472	660	226	(28.5)	108.8
Consulting & management fees	426	883	336	(51.8)	26.8
Other real estate owned expense, net	1,873	2,019	46	(7.2)	N/M
Other expense	3,645	4,008	3,593	(9.1)	1.4
Total noninterest expense	$44,505	$44,322	$38,241	0.4	16.4
Efficiency ratio (GAAP)[1]	56.46%	57.12%	53.59%
Adjusted efficiency ratio (non-GAAP)[2]	55.48%	54.61%	53.09%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 50 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2025 increased $183,000, or 0.4%, compared to the fourth quarter of 2024, and increased $6.3 million, or 16.4%, compared to the first quarter of 2024.  The increase in the first quarter of 2025 compared to the fourth quarter of 2024, was attributable to a $1.4 million increase in salaries and employee benefits, with increases reflected primarily in restricted stock expense, payroll taxes, and increases in salaries based on increased base salary rates.  Also contributing to the increase in noninterest expense in the first quarter of 2025 was a $321,000 increase in the amortization of core deposit intangible due to a full quarter of expense recorded with the FRME branch purchase in December 2024. Partially offsetting the increase over the prior linked quarter was a $311,000 decrease in computer and data processing, a $457,000 decrease in consulting & management fees, and a $363,000 decrease in other expense; all three of these decreases quarter over linked quarter are due to FRME related costs recorded in the fourth quarter of 2024.

The year over year increase in noninterest expense is primarily attributable to a $2.7 million increase in salaries and employee benefits, primarily due to increases in annual base salary rates, officers’ incentives, and restricted stock expense  Also contributing to the increase was a $621,000 increase in occupancy, furniture and equipment, a $457,000 increase in core deposit intangible, and a $246,000 increase in legal fees primarily due to transaction-related costs incurred related to our branch purchase from FRME in December 2024 and our pending acquisition of Bancorp Financial announced in late February 2025. Other increases year over year include a $1.8 million increase in other real estate owned expense, net, related to operating and closing costs as we liquidated two large OREO properties during the first quarter of 2025.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2025	2024	2024
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$44,505	$44,322	$38,241	$44,505	$44,322	$38,241
Less amortization of core deposit	1,037	716	580	1,037	716	580
Less other real estate expense, net	1,873	2,019	46	1,873	2,019	46
Less merger related costs, net of losses on branch sales	N/A	N/A	N/A	454	1,521	-
Noninterest expense less adjustments	$41,595	$41,587	$37,615	$41,141	$40,066	$37,615

Net interest income	$62,904	$61,584	$59,783	$62,904	$61,584	$59,783
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	9	11	11
Securities	N/A	N/A	N/A	335	339	347
Net interest income including adjustments	62,904	61,584	59,783	63,248	61,934	60,141
Noninterest income	10,201	11,610	10,501	10,201	11,610	10,501
Less securities gains	-	-	1	-	-	1
Less MSRs mark to market (losses) gains	(570)	385	94	(570)	385	94
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	132	203	311
Noninterest income (excluding) / including adjustments	10,771	11,225	10,406	10,903	11,428	10,717

Net interest income including adjustments plus noninterest income (excluding) / including adjustments	$73,675	$72,809	$70,189	$74,151	$73,362	$70,858
Efficiency ratio / Adjusted efficiency ratio	56.46%	57.12%	53.59%	55.48%	54.61%	53.09%

N/A - not applicable

Income Taxes

We recorded income tax expense of $6.4 million for the first quarter of 2025 on $26.2 million of pretax income, compared to income tax expense of $6.3 million on $25.4 million of pretax income in the fourth quarter of 2024, and income tax expense of $7.2 million on $28.5 million of pretax income in the first quarter of 2024. Our effective tax rate was 24.3% in the first quarter of 2025, 24.7% for the fourth quarter of 2024, and 25.3% for the first quarter of 2024.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2025. We had no valuation reserve on the deferred tax assets as of March 31, 2025.

Financial Condition

Total assets increased $78.3 million to $5.73 billion at March 31, 2025, from $5.65 billion at December 31, 2024, due primarily to the increase of $156.8 million in cash stemming from the FRME acquisition, offset by a decrease in total loans of $41.1 million, a decrease in securities available-for-sale of $15.0 million, and a decrease of $18.7 million of OREO. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.85 billion at March 31, 2025, an increase of $84.1 million from December 31, 2024.

				March 31, 2025
Securities	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Securities available-for-sale, at fair value
U.S. Treasuries	$160,191	$194,143	$171,000	(17.5)	(6.3)
U.S. government agencies	38,047	37,814	56,979	0.6	(33.2)
U.S. government agencies mortgage-backed	98,929	100,277	101,075	(1.3)	(2.1)
States and political subdivisions	209,117	215,456	222,742	(2.9)	(6.1)
Collateralized mortgage obligations	390,891	368,616	379,603	6.0	3.0
Asset-backed securities	49,701	62,303	66,707	(20.2)	(25.5)
Collateralized loan obligations	199,845	183,092	170,691	9.2	17.1
Total securities	$1,146,721	$1,161,701	$1,168,797	(1.3)	(1.9)

Securities available-for-sale decreased $15.0 million as of March 31, 2025, compared to December 31, 2024, and decreased $22.1 million compared to March 31, 2024. The decrease in the portfolio during the first quarter of 2025 was driven by maturities and calls totaling $55.8 million and paydowns totaling $50.6 million; partially offset by $82.9 million in purchases and an $8.9 million decrease to unrealized losses on securities available-for-sale. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				March 31, 2025
Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Commercial	$732,874	$800,476	$796,552	(8.4)	(8.0)
Leases	505,455	491,748	425,615	2.8	18.8
Commercial real estate – investor	1,105,440	1,078,829	1,018,382	2.5	8.5
Commercial real estate – owner occupied	669,964	683,283	782,603	(1.9)	(14.4)
Construction	205,839	201,716	169,174	2.0	21.7
Residential real estate – investor	50,103	49,598	51,522	1.0	(2.8)
Residential real estate – owner occupied	210,239	206,949	220,223	1.6	(4.5)
Multifamily	341,253	351,325	387,479	(2.9)	(11.9)
HELOC	104,575	103,388	98,762	1.1	5.9
Other [1]	14,490	14,024	19,099	3.3	(24.1)
Total loans	$3,940,232	$3,981,336	$3,969,411	(1.0)	(0.7)

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $3.94 billion as of March 31, 2025, a decrease of $41.1 million from December 31, 2024. The decrease in total loans in the first three months of 2025, compared to December 31, 2024, was due primarily to paydowns, net of originations, within commercial of $67.6 million, commercial real estate – owner occupied of $13.3 million, and multifamily of $10.1 million, partially offset by net increases in commercial real estate – investor of $26.6 million, leases of $13.7 million, and construction of $4.1 million. Total loans decreased $29.2 million compared to March 31, 2024, primarily due to paydowns, net of originations, within commercial real estate – owner occupied of $112.6 million, commercial of $63.7 million, and multifamily of $46.2 million, partially offset by net increases in leases of $79.8 million, commercial real estate – investor of $87.1 million, and construction of $36.7 million. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 68.2% of the portfolio as of March 31, 2025, compared to 67.2% of the portfolio as of December 31, 2024. At March 31, 2025, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 267.5% of our Tier 1 capital plus allowance for credit losses, a decrease from 273.3% at December 31, 2024. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans increased by $4.5 million to $34.8 million at March 31, 2025, from $30.3 million at December 31, 2024, and decreased $30.3 million from $65.1 million at March 31, 2024. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 0.9% as of March 31, 2025, 0.8% as of December 31, 2024, and 1.6% as of March 31, 2024. The distribution of our nonperforming loans is shown in the following table.

				March 31, 2025
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Commercial	$12,475	$6,988	$2,746	78.5	354.3
Leases	848	523	595	62.1	42.5
Commercial real estate – investor	1,968	1,981	16,128	(0.7)	(87.8)
Commercial real estate – owner occupied	11,297	10,604	30,897	6.5	(63.4)
Construction	4,989	5,800	7,119	(14.0)	(29.9)
Residential real estate – investor	769	1,158	1,299	(33.6)	(40.8)
Residential real estate – owner occupied	1,563	1,653	3,031	(5.4)	(48.4)
Multifamily	332	1,165	1,959	(71.5)	(83.1)
HELOC	545	405	1,339	34.6	(59.3)
Other [1]	5	10	-	(50.0)	N/M
Total nonperforming loans	$34,791	$30,287	$65,113	14.9	(46.6)

N/M – Not meaningful.

1 The “Other” segment includes consumer loans and overdrafts.

The components of our nonperforming assets are shown in the following table.

				March 31, 2025
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Nonaccrual loans	$33,394	$28,851	$64,324	15.7	(48.1)
Loans past due 90 days or more and still accruing interest	1,397	1,436	789	(2.7)	77.1
Total nonperforming loans	34,791	30,287	65,113	14.9	(46.6)
Other real estate owned	2,878	21,617	5,123	(86.7)	(43.8)
Repossessed Assets [1]	484	484	-	-	N/M
Total nonperforming assets	$38,153	$52,388	$70,236	(27.2)	(45.7)

30-89 days past due loans and still accruing interest	$21,951	$11,702	$21,183
Nonaccrual loans to total loans	0.8%	0.7%	1.6%
Nonperforming loans to total loans	0.9%	0.8%	1.6%
Nonperforming assets to total loans plus OREO and repossessed assets	1.0%	1.3%	1.8%

Allowance for credit losses	$41,551	$43,619	$44,113
Allowance for credit losses to total loans	1.05%	1.10%	1.11%
Allowance for credit losses to nonaccrual loans	124.4%	151.2%	68.6%

N/M – Not meaningful.

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the first quarter of 2025, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2025	Total[1]	2024	Total[1]	2024	Total[1]
Commercial	$3,414	78.4	$8,621	176.1	$(58)	(1.6)
Leases	93	2.1	(38)	(0.8)	(40)	(1.1)
Commercial real estate – investor	(14)	(0.3)	(173)	(3.5)	(67)	(1.8)
Commercial real estate – owner occupied	39	0.9	(3,739)	(76.4)	3,868	104.7
Construction	821	18.9	-	-	-	-
Residential real estate – investor	(2)	-	(2)	-	(2)	(0.1)
Residential real estate – owner occupied	(30)	(0.7)	234	4.8	(8)	(0.2)
Multifamily	-	-	-	-	-	-
HELOC	(12)	(0.3)	(45)	(0.9)	(17)	(0.5)
Other [2]	44	1.0	37	0.7	19	0.6
Net charge–offs (recoveries)	$4,353	100.0	$4,895	100.0	$3,695	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge offs of $4.4 million were recorded for the first quarter of 2025, compared to net charge-offs of $4.9 million for the fourth quarter of 2024, and net charge-offs of $3.7 million for the first quarter of 2024, reflecting continuing management attention to credit quality and remediation efforts. The net charge offs for the first quarter of 2025 were primarily due to one charge off on two commercial loans totaling $3.4 million, and one construction loan for $821,000. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

Classified loans include nonaccrual loans and accruing substandard and doubtful loans. Classified assets include both classified loans, OREO, and repossessed assets. Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected. Loans classified as doubtful have all the weaknesses inherent as those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table shows classified assets by segment for the following periods.

				March 31, 2025
Classified Assets	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Commercial	$20,807	$24,748	$15,243	(15.9)	36.5
Leases	848	523	595	62.1	42.5
Commercial real estate – investor	14,299	14,489	43,154	(1.3)	(66.9)
Commercial real estate – owner occupied	26,818	27,619	61,267	(2.9)	(56.2)
Construction	18,201	19,351	7,119	(5.9)	155.7
Residential real estate – investor	1,283	1,690	1,299	(24.1)	(1.2)
Residential real estate – owner occupied	1,759	1,851	3,168	(5.0)	(44.5)
Multifamily	332	1,165	1,959	(71.5)	(83.1)
HELOC	686	547	1,648	25.4	(58.4)
Other	10	10	-	-	N/M
Total classified loans	85,043	91,993	135,452	(7.6)	(37.2)
Other real estate owned	2,878	21,617	5,123	(86.7)	(43.8)
Repossessed Assets [1]	484	484	-	-	N/M
Total classified assets	$88,405	$114,094	$140,575	(22.5)	(37.1)

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans and classified assets decreased $7.0 million and $25.7 million as of March 31, 2025, from December 31, 2024, respectively. The decrease in classified assets since December 31, 2024, is due to loan outflows of $8.1 million which consisted of $1.7 million of loans paid off, $1.5 million of loans charged off, $481,000 of classified loans upgraded, $4.4 million of principal reductions through payments and partial charge offs, and OREO outflows of $18.7 million on two OREO sales. The outflows are offset by the additions of $1.1 million. The $52.2 million decrease in classified assets compared to March 31, 2024, is primarily due to a classified loan decrease of $50.4 million. Classified loans from March 31, 2024, had outflows of $118.7 million which consisted of $42.4 million of loans paid off, $29.8 million of classified loans upgraded, $7.5 million of loans charged off, $22.1 million of principal reductions, and $17.6 million transferred to OREO. The outflows are offset by additions of $68.3 million from March 31, 2024. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 13.12% for the period ended March 31, 2025, compared to 17.45% as of December 31, 2024, and 21.33% as of March 31, 2024.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At March 31, 2025, our ACL on loans totaled $41.6 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. In the first quarter of 2025, we recorded provision expense on loans of $2.3 million driven by the downgrade of two credits resulting in a reduced specific allocation and a slight upward adjustment to a macro-economic forecast, these negative trends were offset by upgrades and payoffs on credits that carried higher loss rates. The reduction in provision for commercial real estate – owner occupied was driven primarily by two credits moving from substandard to nonaccrual with a higher required pooled reserve than what is required with an individual reserve based on improved property valuations.  Further, we recorded a $115,000 provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $2.4 million net impact to the provision for credit losses for the first quarter of 2025.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $41.6 million as of March 31, 2025, $43.6 million as of December 31, 2024, and $44.1 million as of March 31, 2024. Our ACL on loans to total loans was 1.05% as of March 31, 2025, 1.10% as of December 31, 2024, and 1.11% as of March 31, 2024. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2024 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Allowance at beginning of period	$43,619	$44,422	$44,264
Charge–offs:
Commercial	3,446	8,635	15
Leases	107	-	-
Commercial real estate – investor	-	-	16
Commercial real estate – owner occupied	47	-	3,887
Construction	821	-	-
Residential real estate – investor	-	-	-
Residential real estate – owner occupied	-	242	-
Multifamily	-	-	-
HELOC	-	-	-
Other [1]	108	70	70
Total charge–offs	4,529	8,947	3,988
Recoveries:
Commercial	32	14	73
Leases	14	38	40
Commercial real estate – investor	14	173	83
Commercial real estate – owner occupied	8	3,739	19
Construction	-	-	-
Residential real estate – investor	2	2	2
Residential real estate – owner occupied	30	8	8
Multifamily	-	-	-
HELOC	12	45	17
Other [1]	64	33	51
Total recoveries	176	4,052	293
Net charge-offs	4,353	4,895	3,695
Provision for credit losses on loans [2]	2,285	4,092	3,544
Allowance at end of period	$41,551	$43,619	$44,113

Average total loans (exclusive of loans held–for–sale)	$3,957,730	$4,001,014	$4,018,631
Net charge–offs to average loans	0.45%	0.49%	0.37%

1 The “Other” segment includes consumer loans and overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 119.4% as of March 31, 2025, which was a decrease from the coverage ratio of 144.0% as of December 31, 2024, and an increase from 67.8% as of March 31, 2024.  Net charge-offs to average loans have remained relatively stable over the past year, at 0.45% for the quarter ended March 31, 2025, 0.49% for the quarter ended December 31, 2024, and 0.37% for the quarter ended March 31, 2024.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2025, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2025, OREO totaled $2.9 million, reflecting a decrease of $18.7 million from $21.6 million at December 31, 2024, and a decrease of $2.2 million from $5.1 million at March 31, 2024. There were two property sales totaling $18.3 million during the first quarter of 2025. Valuation reserve adjustments of $1.0 million were recorded related to one property sale, partially offset by adjustments for updated appraisals on other properties still held. Valuation write-downs totaling $1.8 million occurred in the fourth quarter of 2024 and there were no valuation adjustments in the first quarter of 2024.

				March 31, 2025
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Balance at beginning of period	$21,617	$8,202	$5,123	163.6	322.0
Property additions, net of transfer adjustments	-	16,441	-	(100.0)	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	18,285	1,254	-	N/M	100.0
Period valuation adjustments	454	1,772	-	(74.4)	100.0
Balance at end of period	$2,878	$21,617	$5,123	(86.7)	(43.8)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future. These valuations are reversed when the property is sold.

OREO Properties by Type
(Dollars in thousands)	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Vacant land	$183	6%	$197	1%	$197	4%
Commercial property	2,695	94	21,420	99	4,926	96
Total other real estate owned	$2,878	100%	$21,617	100%	$5,123	100%

Deposits and Borrowings

				March 31, 2025
Deposits	As of			Percent Change From
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Noninterest bearing demand	$1,713,711	$1,704,920	$1,799,927	0.5	(4.8)
Savings	952,602	932,201	955,528	2.2	(0.3)
NOW accounts	652,444	621,434	569,814	5.0	14.5
Money market accounts	829,533	761,499	696,354	8.9	19.1
Certificates of deposit of less than $100,000	334,694	352,526	289,962	(5.1)	15.4
Certificates of deposit of $100,000 through $250,000	252,276	270,837	205,638	(6.9)	22.7
Certificates of deposit of more than $250,000	117,531	125,314	91,052	(6.2)	29.1
Total deposits	$4,852,791	$4,768,731	$4,608,275	1.8	5.3

Total deposits were $4.85 billion at March 31, 2025, which reflects an $84.1 million increase from total deposits of $4.77 billion at December 31, 2024, and an increase of $244.5 million from total deposits of $4.61 billion at March 31, 2024. The increase in deposits at March 31, 2025, compared to December 31, 2024, was primarily due to increases in non-interest bearing deposits of $8.8 million, savings accounts of $20.4 million, NOW accounts of $31.0 million, and money market accounts of $68.0 million. These increases were partially offset by a decrease of $44.2 million in time deposits. The increase in deposits at March 31, 2025, compared to March 31, 2024, was primarily due to increases in NOW accounts of $82.6 million, money market accounts of $133.2 million, and time deposits of $117.8 million, partially offset by a decrease in non-interest bearing deposits of $86.2 million and savings accounts of $2.9 million stemming from both the FRME branch acquisition and legacy deposit account seasonal increases. Total quarterly average deposits increased $218.7 million, or 4.8%, in the year over year period, driven by an increase in average time deposits of $166.9 million, and NOW and money markets combined of $185.7 million, which was partially offset by decreases in average demand deposits of $116.1 million, and savings accounts of $17.8 million. The overall increase in quarterly average deposits for the year over year period was primarily due to the acquisition of the FRME branches.

The following table presents estimated insured and uninsured deposits at March 31, 2025, and December 31, 2024, by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	March 31, 2025				December 31, 2024
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,713,711	$1,132,054	$581,657	-%	$1,704,920	$1,128,877	$576,043	-%
Savings	952,602	890,230	62,372	0.38	932,201	873,668	58,533	0.34
NOW accounts	652,444	481,055	171,389	0.41	621,434	468,781	152,653	0.50
Money market accounts	829,533	512,792	316,741	1.72	761,499	496,293	265,206	1.70
Time deposits	704,501	601,557	102,944	2.70	748,677	638,140	110,537	3.21
Total	$4,852,791	$3,617,688	$1,235,103	0.82%	$4,768,731	$3,605,759	$1,162,972	0.83%

Collateralized public funds	$207,884	$16,239	$191,644		$217,358	$16,557	$200,801

Deposits increased 1.8% for the three months ended March 31, 2025, compared to December 31, 2024, due to growth from new deposits, primarily due to seasonal tax receipts. Deposits experienced product migration from time deposits into money market accounts and more broadly across noninterest bearing demand, savings, and NOW accounts. The mix of insured and uninsured remained unchanged in the first quarter.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $38.7 million at March 31, 2025, a $2.0 million, or 5.5%, increase from $36.7 million at December 31, 2024, and an increase of $5.1 million, or 15.3%, from March 31, 2024. There were no outstanding short-term FHLBC borrowings as of March 31, 2025, and the outstanding balance of our short-term FHLBC borrowings was $20.0 million as of December 31, 2024, and $220.0 million as of March 31, 2024. The large decrease in short-term FHLB advances is due to an influx of cash resulting from the acquisition of the five FRME branches on December 6, 2024, which allowed us to utilize the purchased deposits for lower cost funding.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of March 31, 2025, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.53% as of March 31, 2025, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of March 31, 2025, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance costs.

Capital

As of March 31, 2025, total stockholders’ equity was $694.5 million, which was an increase of $23.5 million from $671.0 million as of December 31, 2024. This increase was largely attributable to net income of $19.8 million in the first three months of 2025, partially offset by $2.7 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of March 31, 2025, increased over December 31, 2024, due to a reduction in unrealized net losses on available-for-sale securities and swaps, which contributed to the overall decrease in accumulated other comprehensive loss of $6.4 million in the first three months of 2025, due to changes in market interest rates. Total stockholders’ equity as of March 31, 2025, increased $98.3 million compared to March 31, 2024, due to net income year over year and the decrease in accumulated other comprehensive loss of $22.0 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2025	2024	2024
The Company
Common equity tier 1 capital ratio	7.00%	N/A	13.47%	12.82%	12.02%
Total risk-based capital ratio	10.50	N/A	16.24	15.54	14.79
Tier 1 risk-based capital ratio	8.50	N/A	14.01	13.34	12.55
Tier 1 leverage ratio	4.00	N/A	11.58	11.30	10.47

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.64%	12.89%	13.06%
Total risk-based capital ratio	10.50	10.00	14.58	13.82	14.03
Tier 1 risk-based capital ratio	8.50	8.00	13.64	12.89	13.06
Tier 1 leverage ratio	4.00	5.00	11.27	10.90	10.89

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of March 31, 2025, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 11.88% at December 31, 2024, to 12.13% at March 31, 2025. Our GAAP tangible common equity to tangible assets ratio was 10.34% at March 31, 2025, compared to 10.04% as of December 31, 2024. Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 10.11% at December 31, 2024, to 10.40% at March 31, 2025, primarily due to an increase in tangible common equity at a faster pace than tangible assets in the first three months of 2025. The increase in tangible common equity from December 31, 2024, to March 31, 2025, was primarily due to an increase in retained earnings of $17.1 million and a reduction of $6.4 million in unrealized losses in AOCI.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	March 31, 2025		December 31, 2024
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$694,491	$694,491	$671,034	$671,034
Less: Goodwill and intangible assets	114,226	114,226	115,291	115,291
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	4,199	N/A	4,406
Adjusted goodwill and intangible assets	114,226	110,027	115,291	110,885
Tangible common equity	$580,265	$584,464	$555,743	$560,149
Tangible assets
Total assets	$5,727,686	$5,727,686	$5,649,377	$5,649,377
Less: Adjusted goodwill and intangible assets	114,226	110,027	115,291	110,885
Tangible assets	$5,613,460	$5,617,659	$5,534,086	$5,538,492

Common equity to total assets	12.13%	12.13%	11.88%	11.88%
Tangible common equity to tangible assets	10.34%	10.40%	10.04%	10.11%

N/A - Not applicable

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In the first quarter of 2025, we experienced a decrease in loans but an increase in deposits. We managed the change in our funding through a reduction in average borrowings from the FHLBC through March 31, 2025, compared to the prior year like period. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of March 31, 2025, our cash on hand liquidity totaled $256.1 million, an increase of $156.8 million over cash balances held as of December 31, 2024.

Net cash inflows from operating activities were $17.8 million during the first three months of 2025, compared with net cash inflows of $47.4 million in the same period of 2024. Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, resulted in outflows for the first three months of 2025 compared to a source of inflows for the like period of 2024. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the three months ended March 31, 2025, and a source of inflows for the like period of 2024. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $76.7 million in the three months ended March 31, 2025, compared to net cash inflows of $93.9 million in the same period in 2024. In the first three months of 2025, securities transactions accounted for net inflows of $23.5 million, and the principal change on loans accounted for net inflows of $36.8 million. In the first three months of 2024, securities transactions accounted for net inflows of $22.3 million, and principal on loans funded, net of paydowns, accounted for net inflows of $70.0 million.

Net cash inflows from financing activities in the three months ended March 31, 2025, were $62.2 million, compared with net cash outflows of $143.3 million in the three months ended March 31, 2024. Net deposit inflows in the first three months of 2025 were $84.3 million compared to net deposit inflows of $37.6 million in the first three months of 2024. Other short-term borrowings had $20.0 million of net cash outflows in the first three months of 2025, compared to net cash outflows of $185.0 million for other short-term borrowings in the first three months of 2024. Changes in securities sold under repurchase agreements accounted for inflows of $2.0 million and inflows of $7.1 million for the three months ended March 31, 2025 and 2024, respectively. Dividends paid on our common stock totaled $2.7 million for the three months ended March 31, 2025, and $2.2 million for the three months ended March 31, 2024. The purchase of treasury stock in the first three months of 2025 due to shares acquired with equity award vestings resulted in outflows of $1.4 million, compared to cash outflows of $776,000 in the first three months of 2024 related to shares acquired from equity award vestings.

Cash and cash equivalents for the three months ended March 31, 2025, totaled $256.1 million, as compared to $99.3 million as of December 31, 2024, and $98.1 million as of March 31, 2024. The increase in cash and cash equivalents for the three months ended March 31, 2025, as compared to year end 2024 and March 31, 2024, was primarily attributable to the decrease in our loan and securities portfolios and the increase in customer deposits, partially offset by the decrease in other short-term borrowings during the first three months of 2025. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes on assets (loans and securities), liabilities (customer deposits and borrowed funds) and off-balance sheet derivatives (interest rate swaps). Fluctuations in interest rates may have a material impact to fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. We believe a financial institution’s ability to effectively tune its interest rate risk profile and strategically position its balance sheet through rate cycles helps sustain financial performance of our institution.

The Federal Reserve Board (“FRB”) has held the Federal Funds (“FF”) target rate at a range of 4.25-4.50%. The recently enacted tariffs could move the FRB further from its goals of promoting price stability, and the current posture is to wait for greater clarity. Despite the current outlook on rates, the current forward curve continues to expect multiple rate cuts in 2025. Recently, Treasury markets have been volatile as investors digested the news of tariffs; Treasury auctions evidenced a reduction of demand by US-based investors that was offset by increased demand by non-US buyers.

We manage interest rate risk within guidelines established by the asset liability policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at March 31, 2025, and December 31, 2024, are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of March 31, 2025, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should market interest rates rise. Comparatively, we have a slightly more sensitive profile relative to December 31, 2024, should interest rates rise. This reflects a continued build of our cash balance derived from earnings and return of principal in the form of amortizations, maturities, calls, and prepayments.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2025
Dollar change	$(41,942)	$(21,166)	$(10,515)	$10,279	$20,661	$39,012
Percent change	(15.6)%	(7.9)%	(3.9)%	3.8%	7.7%	14.5%

December 31, 2024
Dollar change	$(38,905)	$(19,660)	$(9,740)	$9,513	$19,168	$35,813
Percent change	(15.0)%	(7.6)%	(3.7)%	3.7%	7.4%	13.8%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; we monitor both. The annual U.S. inflation rate for March 2025 eased to 2.4%, down from 2.9% quarter-over-quarter, while Core CPI also eased to 2.8%. With the unprecedented enactment of tariffs across US trade partners, management believes the economic effect will manifest via higher prices, reversing the course of lower inflation. The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits. Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile. Inflation at the levels currently experienced has a minimal impact to our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A. Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In December 2024, our board of directors authorized the repurchase of up to 2,234,896 shares of our common stock (the “Repurchase Program”). The Company received notice of non-objection in December 2024 from the Federal Reserve Bank of Chicago for the Repurchase Program. Under the Repurchase Program, repurchases may be made through December 31, 2025, will not exceed an aggregate value of $39.1 million. We may make repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time provided that repurchases under the Repurchase Program after December 31, 2025, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program.

The following table presents our stock repurchases for the quarter ended March 31, 2025.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
January 1, 2025 - January 31, 2025	-	$-	-	2,234,896
February 1, 2025 - February 28, 2025	-	-	-	2,234,896
March 1, 2025 - March 31, 2025	-	-	-	2,234,896
Total	-	$-	-	2,234,896

1 We announced our Repurchase Program, which will expire on December 31, 2025, unless further extended as described above, in our Current Report on Form 8-K filed on December 20, 2024, and 2,234,896 shares remained available for repurchase under the Repurchase Program as of March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits:

2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and Bancorp Financial, Inc. dated as of February 24, 2025 (incorporated by reference to Exhibit 2.1 of the Old Second Bancorp, Inc. Current Report on Form 8-K filed on February 25, 2025) +

10.1	Form of Performance-Based Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2025, and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

+ Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

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

DATE: May 9, 2025