Form 10-Q
period 2025-06-30
OLD SECOND BANCORP INC
filed 2025-08-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐        No ☒

As of August 5, 2025, the Registrant has 52,650,413 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second” or the “Company”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements also include expectations regarding the outlook and anticipated strategic and financial benefits resulting from the completed merger with Bancorp Financial, Inc. (“Bancorp Financial”). Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions such as inflation or tariffs that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	economic, legislative or regulatory changes, including the impact of changes to Congress and the Office of the President, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as trade disputes, epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation and disruptions caused from widespread cybersecurity incidents;
●	changes in trade policy and any related tariffs;

●	the possibility that the anticipated benefits of the merger with Bancorp Financial, Inc., which was completed July 1, 2025, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Old Second and Bancorp Financial do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the merger with Bancorp Financial, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	reputational risks and potential negative reactions from customers, suppliers, employees or other business partners in response to the merger;
●	adverse changes in business or employee relationships resulting from the merger and its implementation;
●	the integration of the businesses and operations of Old Second and Bancorp Financial, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results affecting the combined organization;
●	business disruptions or operational challenges that may arise following the merger with Bancorp Financial; and
●	each of the factors and risks under the heading “Risk Factors” in our 2024 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$63,484	$52,175
Interest earning deposits with financial institutions	78,283	47,154
Cash and cash equivalents	141,767	99,329
Securities available-for-sale, at fair value	1,177,688	1,161,701
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	19,087	19,441
Loans held-for-sale	3,235	1,556
Loans	3,998,667	3,981,336
Less: allowance for credit losses on loans	42,990	43,619
Net loans	3,955,677	3,937,717
Premises and equipment, net	85,702	87,311
Other real estate owned	6,486	21,617
Mortgage servicing rights, at fair value	9,680	10,374
Goodwill	93,232	93,260
Core deposit intangible	19,972	22,031
Bank-owned life insurance (“BOLI”)	114,399	112,751
Deferred tax assets, net	20,395	26,619
Other assets	53,974	55,670
Total assets	$5,701,294	$5,649,377

Liabilities
Deposits:
Noninterest bearing demand	$1,704,083	$1,704,920
Interest bearing:
Savings, NOW, and money market	2,400,235	2,315,134
Time	694,121	748,677
Total deposits	4,798,439	4,768,731
Securities sold under repurchase agreements	47,252	36,657
Other short-term borrowings	-	20,000
Junior subordinated debentures	25,774	25,773
Subordinated debentures	59,510	59,467
Other liabilities	51,670	67,715
Total liabilities	4,982,645	4,978,343

Stockholders’ Equity
Common stock	45,094	44,908
Additional paid-in capital	206,207	205,284
Retained earnings	505,419	469,165
Accumulated other comprehensive loss, net	(37,426)	(47,748)
Treasury stock	(645)	(575)
Total stockholders’ equity	718,649	671,034
Total liabilities and stockholders’ equity	$5,701,294	$5,649,377

	June 30, 2025	December 31, 2024
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	60,000,000
Shares issued	45,094,412	44,907,619
Shares outstanding	45,056,183	44,873,467
Treasury shares	38,229	34,152

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$61,954	$62,151	$123,549	$124,824
Loans held-for-sale	39	19	61	33
Securities:
Taxable	9,959	8,552	19,186	16,644
Tax exempt	1,229	1,292	2,489	2,598
Dividends from FHLBC and FRBC stock	273	584	746	1,219
Interest bearing deposits with financial institutions	1,784	625	2,772	1,235
Total interest and dividend income	75,238	73,223	148,803	146,553
Interest expense
Savings, NOW, and money market deposits	5,606	4,317	10,519	8,354
Time deposits	4,508	4,961	9,337	9,002
Securities sold under repurchase agreements	56	83	124	169
Other short-term borrowings	-	3,338	17	7,895
Junior subordinated debentures	288	288	576	568
Subordinated debentures	546	546	1,092	1,092
Total interest expense	11,004	13,533	21,665	27,080
Net interest and dividend income	64,234	59,690	127,138	119,473
Provision for credit losses	2,500	3,750	4,900	7,250
Net interest and dividend income after provision for credit losses	61,734	55,940	122,238	112,223
Noninterest income
Wealth management	3,103	2,779	6,192	5,340
Service charges on deposits	2,788	2,508	5,507	4,923
Secondary mortgage fees	84	65	157	115
Mortgage servicing rights mark to market loss	(531)	(238)	(1,101)	(144)
Mortgage servicing income	472	513	952	1,001
Net gain on sales of mortgage loans	550	468	1,014	782
Securities gains, net	-	-	-	1
Change in cash surrender value of BOLI	690	820	1,188	1,992
Death benefit realized on BOLI	-	893	-	893
Card related income	2,716	2,577	5,128	4,953
Other income	1,026	742	2,062	1,772
Total noninterest income	10,898	11,127	21,099	21,628
Noninterest expense
Salaries and employee benefits	26,950	23,424	53,943	47,736
Occupancy, furniture and equipment	4,477	3,899	9,025	7,826
Computer and data processing	2,692	2,184	5,040	4,439
FDIC insurance	642	616	1,270	1,283
Net teller & bill paying	670	578	1,328	1,099
General bank insurance	328	312	658	621
Amortization of core deposit intangible	1,022	574	2,059	1,154
Advertising expense	320	472	487	664
Card related expense	1,489	1,323	2,869	2,600
Legal fees	388	238	860	464
Consulting & management fees	527	797	953	1,133
Other real estate expense, net	35	(87)	1,908	(41)
Other expense	3,879	3,547	7,524	7,140
Total noninterest expense	43,419	37,877	87,924	76,118
Income before income taxes	29,213	29,190	55,413	57,733
Provision for income taxes	7,391	7,299	13,761	14,530
Net income	$21,822	$21,891	$41,652	$43,203

Basic earnings per share	$0.49	$0.48	$0.93	$0.96
Diluted earnings per share	0.48	0.48	0.91	0.95
Dividends declared per share	0.06	0.05	0.12	0.10

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$21,822	$21,891	$41,652	$43,203

Unrealized holding gains on available-for-sale securities arising during the period	5,014	2,405	13,945	1,529
Related tax expense	(1,403)	(673)	(3,904)	(428)
Holding gains, after tax, on available-for-sale securities	3,611	1,732	10,041	1,101

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	-	-	-	1
Net realized gains, after tax	-	-	-	1
Other comprehensive income on available-for-sale securities	3,611	1,732	10,041	1,100

Changes in fair value of derivatives used for cash flow hedges	475	1,194	390	1,246
Related tax expense	(133)	(334)	(109)	(334)
Other comprehensive income on cash flow hedges	342	860	281	912

Total other comprehensive income	3,953	2,592	10,322	2,012
Total comprehensive income	$25,775	$24,483	$51,974	$45,215

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, April 1, 2024	$(61,222)	$(2,139)	$(63,361)
Other comprehensive income, net of tax	1,732	860	2,592
Balance, June 30, 2024	$(59,490)	$(1,279)	$(60,769)

Balance, April 1, 2025	$(42,982)	$1,603	$(41,379)
Other comprehensive income, net of tax	3,611	342	3,953
Balance, June 30, 2025	$(39,371)	$1,945	$(37,426)

For the Six Months Ended
Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	1,100	912	2,012
Balance, June 30, 2024	$(59,490)	$(1,279)	$(60,769)

Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income, net of tax	10,041	281	10,322
Balance, June 30, 2025	$(39,371)	$1,945	$(37,426)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$41,652	$43,203
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	916	1,544
Securities gains, net	-	(1)
Provision for credit losses	4,900	7,250
Originations of loans held-for-sale	(36,371)	(22,114)
Proceeds from sales of loans held-for-sale	35,369	21,650
Net gains on sales of mortgage loans	(1,014)	(782)
Mortgage servicing rights mark to market loss	1,101	144
Net accretion of discount on loans and unfunded commitments	(508)	(258)
Net change in cash surrender value of BOLI	(1,188)	(1,992)
Net losses (gains) on sale of other real estate owned	160	(259)
Provision for other real estate owned valuation losses	611	-
Depreciation of fixed assets and amortization of leasehold improvements	2,843	2,721
Amortization of operating lease right-of-use asset	524	671
Amortization of core deposit intangibles	2,059	1,154
Change in current income taxes receivable	(2,695)	(17)
Deferred tax expense	6,224	2,368
Change in accrued interest receivable and other assets	(648)	225
Accretion of purchase accounting adjustment on time deposits	(367)	(106)
Amortization of junior subordinated debentures issuance costs	1	-
Change in accrued interest payable and other liabilities	(13,136)	1,998
Payments on operating lease payable	(881)	(468)
Stock based compensation	2,531	2,107
Net cash provided by operating activities	42,083	59,038
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	159,559	171,708
Proceeds from sales of securities available-for-sale	-	5,331
Purchases of securities available-for-sale	(162,517)	(157,886)
Net redemptions of FHLBC/FRBC stock	354	1,350
Net change in loans	(27,341)	53,983
Purchases of BOLI policies	(460)	(460)
Proceeds from claims on BOLI, net of claims receivable	-	1,235
Proceeds from sales of other real estate owned, net of participations	19,349	1,850
Net purchases of premises and equipment	(2,398)	(6,293)
Cash received from acquisition, net	28	-
Net cash (used in) provided by investing activities	(13,426)	70,818
Cash flows from financing activities
Net change in deposits	30,075	(48,912)
Net change in securities sold under repurchase agreements	10,595	20,072
Net change in other short-term borrowings	(20,000)	(75,000)
Dividends paid on common stock	(5,397)	(4,478)
Purchase of treasury stock	(1,492)	(791)
Net cash provided by (used in) financing activities	13,781	(109,109)
Net change in cash and cash equivalents	42,438	20,747
Cash and cash equivalents at beginning of period	99,329	100,145
Cash and cash equivalents at end of period	$141,767	$120,892

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, April 1, 2024	$44,908	$203,129	$412,388	$(63,361)	$(905)	$596,159
Net income			21,891			21,891
Other comprehensive income, net of tax				2,592		2,592
Dividends declared on common stock, ($0.05 per share)			(2,242)			(2,242)
Vesting of restricted stock		(67)			67	-
Stock based compensation		950				950
Purchase of treasury stock from taxes withheld on stock awards					(15)	(15)
Balance, June 30, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335

Balance, April 1, 2025	$45,094	$205,282	$486,300	$(41,379)	$(806)	$694,491
Net income			21,822			21,822
Other comprehensive income, net of tax				3,953		3,953
Dividends declared on common stock, ($0.06 per share)			(2,703)			(2,703)
Vesting of restricted stock		(223)			223	-
Stock based compensation		1,148				1,148
Purchase of treasury stock from taxes withheld on stock awards					(62)	(62)
Balance, June 30, 2025	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Six Months Ended

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			43,203			43,203
Other comprehensive income, net of tax				2,012		2,012
Dividends declared on common stock, ($0.10 per share)			(4,477)			(4,477)
Vesting of restricted stock	203	(318)			115	-
Stock based compensation		2,107				2,107
Purchase of treasury stock from taxes withheld on stock awards					(791)	(791)
Balance, June 30, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335

Balance, January 1, 2025	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income			41,652			41,652
Other comprehensive income, net of tax				10,322		10,322
Dividends declared on common stock, ($0.12 per share)			(5,398)			(5,398)
Vesting of restricted stock	186	(1,608)			1,422	-
Stock based compensation		2,531				2,531
Purchase of treasury stock from taxes withheld on stock awards					(1,492)	(1,492)
Balance, June 30, 2025	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2024. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is required to adopt the expanded disclosure requirements of this ASU in its annual financial statements as of December 31, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

ASU 2024-03 and ASU 2025-01 – On November 4, 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: (1) Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements; (3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, which dates were clarified in ASU 2025-01, and is not expected to have a material impact on the financial statements of the Company.

ASU 2025-03 – On May 12, 2025, the FASB issued ASU 2024-03 “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity adopts ASU No. 2025-03 in an interim reporting period, it should adopt it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. An entity should apply ASU 2025-03 on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application of ASU 2025-03. ASU 2025-03 is not expected to have a material impact on the financial statements of the Company.

Change in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the second quarter of 2025, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

Dividends

On July 15, 2025, our Board of Directors declared a cash dividend of $0.06 per share of common stock payable on August 4, 2025, to stockholders of record as of July 25, 2025; dividends of $3.2 million were paid to stockholders on August 4, 2025.

Merger with Bancorp Financial, Inc.

On July 1, 2025, the Company completed its previously announced merger with Bancorp Financial, pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the merger, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group, an Illinois-chartered banking corporation and wholly owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank (the “Bank”), a national banking association and wholly owned subsidiary of the Company, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

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

Expenses related to the FRME branch transaction totaled $168,000 and $1.9 million through the six months ended June 30, 2025, and the year ended December 31, 2024, respectively. The expenses related to the transaction are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered nonmarketable equity investments. FHLBC stock was recorded at $4.2 million as of June 30, 2025, and $4.5 million as of December 31, 2024. FRBC stock was recorded at $14.9 million at June 30, 2025, and December 31, 2024. Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2025, and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$188,959	$1,487	$-	$190,446
U.S. government agencies	38,876	-	(735)	38,141
U.S. government agencies mortgage-backed	104,995	-	(8,912)	96,083
States and political subdivisions	219,682	169	(11,037)	208,814
Collateralized mortgage obligations	429,423	1,134	(35,543)	395,014
Asset-backed securities	49,384	287	(1,552)	48,119
Collateralized loan obligations	201,051	224	(204)	201,071
Total securities available-for-sale	$1,232,370	$3,301	$(57,983)	$1,177,688

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,902	$700	$(459)	$194,143
U.S. government agencies	39,202	-	(1,388)	37,814
U.S. government agencies mortgage-backed	112,241	-	(11,964)	100,277
States and political subdivisions	226,969	264	(11,777)	215,456
Collateralized mortgage obligations	411,170	647	(43,201)	368,616
Asset-backed securities	64,215	69	(1,981)	62,303
Collateralized loan obligations	182,629	472	(9)	183,092
Total securities available-for-sale	$1,230,328	$2,152	$(70,779)	$1,161,701

1 Excludes accrued interest receivable of $7.3 million at June 30, 2025, and $7.1 million at December 31, 2024, that is recorded in other assets on the Consolidated Balance Sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2025, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$61,029	4.76%	$61,257
Due after one year through five years	188,914	3.68	189,400
Due after five years through ten years	98,700	2.87	93,777
Due after ten years	98,874	3.18	92,967
	447,517	3.54	437,401
Mortgage-backed and collateralized mortgage obligations	534,418	2.84	491,097
Asset-backed securities	49,384	4.06	48,119
Collateralized loan obligations	201,051	5.72	201,071
Total securities available-for-sale	$1,232,370	3.61%	$1,177,688

At June 30, 2025, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. government agencies	-	-	-	8	735	38,141	8	735	38,141
U.S. government agencies mortgage-backed	1	138	10,537	128	8,774	85,546	129	8,912	96,083
States and political subdivisions	29	948	81,110	26	10,089	105,993	55	11,037	187,103
Collateralized mortgage obligations	2	17	1,260	135	35,526	310,256	137	35,543	311,516
Asset-backed securities	5	154	15,257	7	1,398	21,183	12	1,552	36,440
Collateralized loan obligations	9	204	56,304	-	-	-	9	204	56,304
Total securities available-for-sale	46	$1,461	$164,468	304	$56,522	$561,119	350	$57,983	$725,587

	Less than 12 months			12 months or more
December 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	4	$72	$49,788	1	$387	$49,547	5	$459	$99,335
U.S. government agencies	-	-	-	8	1,388	37,814	8	1,388	37,814
U.S. government agencies mortgage-backed	1	447	10,296	128	11,517	89,981	129	11,964	100,277
States and political subdivisions	31	455	85,457	27	11,322	111,308	58	11,777	196,765
Collateralized mortgage obligations	3	24	5,107	139	43,177	328,708	142	43,201	333,815
Asset-backed securities	2	4	1,068	13	1,977	50,198	15	1,981	51,266
Collateralized loan obligations	4	8	31,440	1	1	227	5	9	31,667
Total securities available-for-sale	45	$1,010	$183,156	317	$69,769	$667,783	362	$70,779	$850,939

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of June 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on securities was recognized during 2025.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table presents net realized gains on securities available-for-sale for three months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2025	2024	2025	2024
Proceeds from sales of securities	$-	$-	$-	$5,331
Gross realized gains on securities	-	-	-	1
Net realized gains	$-	$-	$-	$1
Income tax benefit on net realized losses	$-	$-	$-	$-
Effective tax rate applied	N/M	N/M	N/M	N/M

N/M – Not meaningful.

As of June 30, 2025, securities valued at $657.8 million were pledged for borrowings and for other purposes, a decrease from $717.5 million of securities pledged at year-end 2024.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major segments of loans were as follows:

	June 30, 2025	December 31, 2024
Commercial	$718,927	$800,476
Leases	524,513	491,748
Commercial real estate – investor	1,118,782	1,078,829
Commercial real estate – owner occupied	652,449	683,283
Construction	251,692	201,716
Residential real estate – investor	50,976	49,598
Residential real estate – owner occupied	220,672	206,949
Multifamily	333,787	351,325
HELOC	111,265	103,388
Other [1]	15,604	14,024
Total loans	3,998,667	3,981,336
Allowance for credit losses on loans	(42,990)	(43,619)
Net loans [2]	$3,955,677	$3,937,717

1 The “Other” segment includes consumer loans and overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $17.7 million and $17.5 million at June 30, 2025, and December 31, 2024, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 68.5% and 67.2% of the portfolio at June 30, 2025, and December 31, 2024, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and six months ended June 30, 2025 and 2024:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended June 30, 2025
Commercial	$7,847	$431	$1,125	$32	$7,185
Leases	2,191	86	-	3	2,280
Commercial real estate – investor	15,636	1,272	-	14	16,922
Commercial real estate – owner occupied	7,267	480	-	1	7,748
Construction	2,669	(127)	13	350	2,879
Residential real estate – investor	562	1	-	2	565
Residential real estate – owner occupied	1,840	78	-	8	1,926
Multifamily	1,853	(146)	-	-	1,707
HELOC	1,678	82	-	10	1,770
Other	8	67	94	27	8
Total	$41,551	$2,224	$1,232	$447	$42,990

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Six months ended June 30, 2025
Commercial	$7,813	$3,879	$4,571	$64	$7,185
Leases	2,136	234	107	17	2,280
Commercial real estate – investor	14,528	2,366	-	28	16,922
Commercial real estate – owner occupied	10,036	(2,250)	47	9	7,748
Construction	3,581	(218)	834	350	2,879
Residential real estate – investor	553	8	-	4	565
Residential real estate – owner occupied	1,509	379	-	38	1,926
Multifamily	1,876	(169)	-	-	1,707
HELOC	1,578	170	-	22	1,770
Other	9	110	202	91	8
Total	$43,619	$4,509	$5,761	$623	$42,990

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended June 30, 2024
Commercial	$6,382	$327	$3	$22	$6,728
Leases	2,959	(900)	81	-	1,978
Commercial real estate – investor	16,270	6,132	4,580	20	17,842
Commercial real estate – owner occupied	10,992	(2,650)	1,281	119	7,180
Construction	1,097	923	-	-	2,020
Residential real estate – investor	636	(30)	-	3	609
Residential real estate – owner occupied	1,660	(51)	-	9	1,618
Multifamily	2,593	211	-	-	2,804
HELOC	1,508	(40)	-	15	1,483
Other	16	28	66	29	7
Total	$44,113	$3,950	$6,011	$217	$42,269

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

1 Amount does not include the provision for unfunded commitment liability.

At June 30, 2025, our allowance for credit losses (“ACL”) on loans totaled $43.0 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.3 million. During the first six months of 2025, we recorded net provision for credit losses on loans and unfunded commitments of $4.9 million based on historical loss rate updates driven by higher charge-offs in the commercial portfolio, a slight downward change to the economic forecast, and the downgrade of two of credits, which conditions resulted in an increase to the pooled reserve which was offset by the specific reserves associated with the commercial charge-offs. The ACL on loans excludes an allowance for unfunded commitments of $2.3 million as of June 30, 2025, $1.9 million as of December 31, 2024, and $2.5 million as of June 30, 2024, which is recorded within other liabilities.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-value ratios. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $28.6 million and $26.2 million of collateral dependent loans secured by real estate or business assets as of June 30, 2025, and December 31, 2024, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans as of June 30, 2025, and December 31, 2024:

		Accounts			ACL
June 30, 2025	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$7,972	$2,677	$10,649	$1,328
Leases	-	-	-	-	-
Commercial real estate – investor	1,645	-	-	1,645	1,645
Commercial real estate – owner occupied	14,534	-	-	14,534	2,185
Construction	-	-	-	-	-
Residential real estate – investor	27	-	-	27	-
Residential real estate – owner occupied	958	-	-	958	-
Multifamily	789	-	-	789	-
HELOC	39	-	-	39	-
Other	-	-	-	-	-
Total	$17,992	$7,972	$2,677	$28,641	$5,158

		Accounts			ACL
December 31, 2024	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$6,491	$-	$6,491	$2,448
Leases	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	1,644	-
Commercial real estate – owner occupied	10,018	-	-	10,018	3,951
Construction	5,800	-	-	5,800	792
Residential real estate – investor	404	-	-	404	-
Residential real estate – owner occupied	1,056	-	-	1,056	-
Multifamily	836	-	-	836	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$19,758	$6,491	$-	$26,249	$7,191

Aged analysis of past due loans by segments of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$1,784	50	1,731	3,565	715,362	$718,927	$345
Leases	606	841	935	2,382	522,131	524,513	-
Commercial real estate – investor	1,791	-	-	1,791	1,116,991	1,118,782	-
Commercial real estate – owner occupied	1,206	5,791	2,236	9,233	643,216	652,449	-
Construction	179	525	344	1,048	250,644	251,692	-
Residential real estate – investor	13	-	-	13	50,963	50,976	-
Residential real estate – owner occupied	280	2,502	455	3,237	217,435	220,672	-
Multifamily	125	287	192	604	333,183	333,787	-
HELOC	215	36	239	490	110,775	111,265
Other	23	-	-	23	15,581	15,604	-
Total	$6,222	$10,032	$6,132	$22,386	$3,976,281	$3,998,667	$345

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$219	$95	$6,963	$7,277	$793,199	$800,476	$1,397
Leases	1,438	372	352	2,162	489,586	491,748	-
Commercial real estate – investor	2,021	402	-	2,423	1,076,406	1,078,829	-
Commercial real estate – owner occupied	1,123	2,479	43	3,645	679,638	683,283	-
Construction	-	-	5,799	5,799	195,917	201,716	-
Residential real estate – investor	763	-	439	1,202	48,396	49,598	-
Residential real estate – owner occupied	2,489	90	509	3,088	203,861	206,949	-
Multifamily	-	233	1,040	1,273	350,052	351,325	-
HELOC	109	74	202	385	103,003	103,388	39
Other	13	10	-	23	14,001	14,024	-
Total	$8,175	$3,755	$15,347	$27,277	$3,954,059	$3,981,336	$1,436

The table presents all nonaccrual loans as of June 30, 2025, and December 31, 2024:

Nonaccrual loan detail	June 30, 2025	With no ACL	December 31, 2024	With no ACL
Commercial	$10,775	$6,829	$5,591	$497
Leases	1,346	1,346	523	523
Commercial real estate – investor	1,645	-	1,981	1,981
Commercial real estate – owner occupied	13,610	2,482	10,604	1,407
Construction	344	344	5,800	-
Residential real estate – investor	704	704	1,158	1,158
Residential real estate – owner occupied	1,515	1,515	1,653	1,653
Multifamily	1,099	1,099	1,165	1,165
HELOC	860	860	366	366
Other	4	4	10	10
Total	$31,902	$15,183	$28,851	$8,760

The Company recognized $15,000 and $54,000 of interest on nonaccrual loans during the three months ended and six months ended June 30, 2025, respectively, and $2,000 and $36,000 of interest on nonaccrual loans during the three months ended and six months ended June 30, 2024, respectively.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan segment and loan origination date at June 30, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$91,187	$202,559	$138,762	$39,982	$12,843	$9,218	$179,524	$129	$674,204
Special Mention	-	411	17,717	513	-	-	2,728	-	21,369
Substandard	-	186	1,651	4,004	574	9	16,930	-	23,354
Total commercial	91,187	203,156	158,130	44,499	13,417	9,227	199,182	129	718,927

Leases
Pass	127,404	209,251	$119,224	44,988	16,727	4,911	-	-	522,505
Special Mention	-	-	-	575	87	-	-	-	662
Substandard	-	-	352	994	-	-	-	-	1,346
Total leases	127,404	209,251	119,576	46,557	16,814	4,911	-	-	524,513

Commercial real estate – investor
Pass	159,820	235,453	124,731	276,095	183,985	118,625	5,321	-	1,104,030
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	1,644	13,108	-	-	-	-	14,752
Total commercial real estate – investor	159,820	235,453	126,375	289,203	183,985	118,625	5,321	-	1,118,782

Commercial real estate – owner occupied
Pass	35,593	73,940	91,005	124,765	117,658	125,783	17,822	-	586,566
Special Mention	-	-	-	12,716	-	1,832	-	-	14,548
Substandard	65	2,086	19,232	1,136	11,056	17,760	-	-	51,335
Total commercial real estate – owner occupied	35,658	76,026	110,237	138,617	128,714	145,375	17,822	-	652,449

Construction
Pass	23,254	68,136	28,782	101,787	18,099	924	280	-	241,262
Special Mention	-	-	-	8,806	-	-	-	-	8,806
Substandard	-	-	1,280	-	-	344	-	-	1,624
Total construction	23,254	68,136	30,062	110,593	18,099	1,268	280	-	251,692

Residential real estate – investor
Pass	5,548	5,676	3,438	12,734	8,928	11,903	1,548	-	49,775
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	497	704	-	-	1,201
Total residential real estate – investor	5,548	5,676	3,438	12,734	9,425	12,607	1,548	-	50,976

Residential real estate – owner occupied
Pass	24,558	12,864	28,061	34,807	31,047	86,721	907	-	218,965
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	102	-	147	1,458	-	-	1,707
Total residential real estate – owner occupied	24,558	12,864	28,163	34,807	31,194	88,179	907	-	220,672

Multifamily
Pass	24,130	36,716	54,340	66,027	85,724	65,554	197	-	332,688
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	192	-	907	-	-	-	-	1,099
Total multifamily	24,130	36,908	54,340	66,934	85,724	65,554	197	-	333,787

HELOC
Pass	1,379	2,433	2,308	1,853	325	4,814	96,973	-	110,085
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1	-	-	-	238	941	-	1,180
Total HELOC	1,379	2,434	2,308	1,853	325	5,052	97,914	-	111,265

Other
Pass	2,730	4,166	1,162	1,112	377	51	5,984		15,582
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	-	18	4	-	-	-		22
Total other	2,730	4,166	1,180	1,116	377	51	5,984	-	15,604

Total loans
Pass	495,603	851,194	591,813	704,150	475,713	428,504	308,556	129	3,855,662
Special Mention	-	411	17,717	22,610	87	1,832	2,728	-	45,385
Substandard	65	2,465	24,279	20,153	12,274	20,513	17,871	-	97,620
Total loans	$495,668	$854,070	$633,809	$746,913	$488,074	$450,849	$329,155	$129	$3,998,667

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the six months ended June 30, 2025 and 2024, were as follows:

Six months ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	$76	$3,102	$-	$1,386	$7	$4,571
Leases	-	-	85	22	-	-	107
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-		-	-	-	47	47
Construction	-	-	-	834	-	-	834
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	5	7	-	4	186	202
Total	$-	$81	$3,194	$856	$1,390	$240	$5,761

Six months ended June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial	$-	$-	$-	$-	$-	$18	$18
Leases	-	-	28	53	-	-	81
Commercial real estate – investor	-	-	4,128	452	16	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	33	5,168
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	-	-	-	-	136	136
Total	$-	$-	$4,156	$5,640	$16	$187	$9,999

The Company had $387,000 and $469,000 in residential real estate loans in the process of foreclosure as of June 30, 2025, and December 31, 2024, respectively.

There were 22 loans modified during the six-month period ending June 30, 2025, totaling $57.0 million in aggregate, which were experiencing financial difficulty. Of the 22 loans modified in the first six months of 2025, 13 loans had also been modified in prior periods. There were six loans modified during the six-month period ending June 30, 2024, totaling $16.4 million in aggregate, which were experiencing financial difficulty. There were no modified loans that experienced a payment default in the 12 months subsequent to their modification during the 12 months ending June 30, 2025 and 2024.

The following tables present the amortized costs basis of loans at June 30, 2025, and June 30, 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, and June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended June 30, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$5,447	$-	$-	$6,357	$11,804	1.6%
Commercial real estate – investor	-	-	-	-	-	-
Commercial real estate – owner occupied	12,119	-	300	3,221	15,640	2.4
Multifamily	192	-	-	-	192	0.1
Total	$17,758	$-	$300	$9,578	$27,636	0.7%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Six months ended June 30, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Modifications	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$5,447	$-	$-	$6,357	$11,804	1.6%
Commercial real estate – investor	-	-	12,311	13,107	25,418	2.3
Commercial real estate – owner occupied	16,050	-	300	3,221	19,571	3.0
Multifamily	192	-	-	-	192	0.1
Total	$21,689	$-	$12,611	$22,685	$56,985	1.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Three months ended June 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$-	$-	$-	$-	$-	-%
Commercial real estate – investor	-	-	-	-	-	-
Commercial real estate – owner occupied	-	491	-	212	703	0.1
Multifamily	-	-	-	-	-	-
Total	$-	$491	$-	$212	$703	0.0%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Six months ended June 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Segment Modified to Total Loan Segment
Commercial	$247	$-	$-	$-	$247	-%
Commercial real estate – investor	-	-	-	-	-	-
Commercial real estate – owner occupied	12,156	491	3,269	212	16,128	2.2
Multifamily	-	-	-	-	-	-
Total	$12,403	$491	$3,269	$212	$16,375	0.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of June 30, 2025, and June 30, 2024.

June 30, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$1,609	$-	$-	$1,609	$10,195	$11,804
Commercial real estate – investor	-	-	-	-	28,453	28,453
Commercial real estate – owner occupied	300	3,806	2,151	6,257	13,314	19,571
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	192	192	1,184	1,376
HELOC	-	-	-	-	-	-
Total	$1,909	$3,806	$2,343	$8,058	$53,146	$61,204

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

June 30, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$1,708	$1,708
Commercial real estate – investor	-	-	-	-	7,473	7,473
Commercial real estate – owner occupied	-	-	3,443	3,443	16,127	19,570
Residential real estate – owner occupied	-	-	-	-	114	114
Multifamily	-	-	214	214	-	214
HELOC	-	-	-	-	88	88
Total	$-	$-	$3,657	$3,657	$25,510	$29,167

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025, and June 30, 2024. The Company had 11 loans that had a payment modification as of June 30, 2025. One loan had an increase of monthly payment until maturity, one relationship with four loans between commercial and commercial real estate - owner occupied had a payment deferment of two months on each loan, and one loan is interest payments only until maturity. The financial impact of these modifications to the Company was immaterial. As of June 30, 2024, there were two loans that had a payment modification. One loan had an increase of monthly payment until maturity and the other loan had a reduction of monthly payment until maturity. The financial impact of these modifications was immaterial.

Three months ended June 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.84	-%	-
Commercial real estate – investor	-	-	-
Commercial real estate – owner occupied	6.21	0.82	-
Multifamily	6.00	-	-
Total	5.62	0.82%	-

Six months ended June 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.84	-%	2.00
Commercial real estate – investor	9.00	(1.00)	-
Commercial real estate – owner occupied	5.89	0.82	2.00
Multifamily	6.00	-	-
Total	7.06	(0.96)%	2.00

Three months ended June 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	-	-%	-
Commercial real estate – investor	-	-	-
Commercial real estate – owner occupied	25.07	0.15	-
Multifamily	-	-	-
Total	25.07	0.15%	-

Six months ended June 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.00	-%	-
Commercial real estate – investor	-	-	-
Commercial real estate – owner occupied	5.12	0.33	-
Multifamily	-	-	-
Total	5.10	0.33%	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2025	2024	2025	2024
Balance at beginning of period	$2,878	$5,123	$21,617	$5,123
Property additions, net of participation sold	4,989	3,388	4,989	3,388
Less:
Carrying value of property disposals, net of participation sold	1,224	1,591	19,509	1,591
Period valuation adjustments	157	-	611
Balance at end of period	$6,486	$6,920	$6,486	$6,920

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$853	$118	$1,862	$118
Provision for valuation reserves	157	-	611	-
Reductions taken on sales	(448)	-	(1,911)	-
Balance at end of period	$562	$118	$562	$118

Expenses related to OREO, net of lease revenue, includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Gain) Loss on sales, net	$(76)	$(259)	$160	$(259)
Provision for valuation reserves	157	-	611	-
Operating expenses	(393)	239	1,520	352
Less:
Lease revenue	(347)	67	383	134
Net OREO expense	$35	$(87)	$1,908	$(41)

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2025	December 31, 2024
Noninterest bearing demand	$1,704,083	$1,704,920
Savings	929,424	932,201
NOW accounts	640,607	621,434
Money market accounts	830,204	761,499
Certificates of deposit of less than $100,000	324,571	352,526
Certificates of deposit of $100,000 through $250,000	241,774	270,837
Certificates of deposit of more than $250,000	127,776	125,314
Total deposits	$4,798,439	$4,768,731

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2025, and December 31, 2024. Junior subordinated debentures are discussed in more detail in Note 8.

	June 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$47,252	$36,657
Other short-term borrowings	-	20,000
Junior subordinated debentures[1]	25,774	25,773
Subordinated debentures	59,510	59,467
Total borrowings	$132,536	$141,897

1 See Note 8 - Junior Subordinated Debentures.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $47.3 million at June 30, 2025, and $36.7 million at December 31, 2024. The fair value of the pledged collateral was $73.7 million at June 30, 2025, and $73.6 million at December 31, 2024. At June 30, 2025, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. There were no outstanding short-term FHLBC advances as of June 30, 2025, and the outstanding balance of our short-term FHLBC borrowings was $20.0 million as of December 31, 2024. FHLBC stock held at June 30, 2025, was valued at $4.2 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.33 billion, which provided the Company with $863.5 million of available, unused borrowing capacity.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of June 30, 2025, and December 31, 2024, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance. This line of credit has not been utilized since early 2019.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.48% for the quarter ended June 30, 2025, and 4.49% for the quarter ended June 30, 2024. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of June 30, 2025, and December 31, 2024, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2019 Equity Incentive Plan, as amended and restated (the “2019 Plan”). The 2019 Plan was originally approved at the May 2019 annual stockholders’ meeting and authorized 600,000 shares, and at the May 2021 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the 2019 Plan by 1,200,000 shares, from 600,000 shares to 1,800,000 shares. At the May 2025 annual stockholders’ meeting, the Company obtained stockholder approval to increase the number of shares of common stock authorized for issuance under the 2019 Plan by an additional 800,000 shares, from 1,800,000 shares to 2,600,000 shares. Following the approval of the 2019 Plan, no further awards will be granted under any other prior plan.

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”), to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of June 30, 2025, 1,358,436 shares remained available for issuance under the 2019 Plan. The Company has granted only restricted stock units under the 2019 Equity Plan.

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

There were 270,051 and 339,235 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2025, and June 30, 2024, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost that has been recorded for the 2019 Plan was $2.7 million for the six months ended June 30, 2025, and $2.2 million for the six months ended June 30, 2024.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2025, is as follows:

	June 30, 2025
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	778,278	$14.75
Granted	270,051	18.34
Vested	(265,615)	14.25
Unvested at June 30	782,714	$16.16

Total unrecognized compensation cost of restricted awards was $6.6 million as of June 30, 2025, which is expected to be recognized over a weighted-average period of 2.04 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Weighted-average common shares outstanding	45,053,650	44,846,848	45,010,925	44,802,704
Net income	$21,822	$21,891	$41,652	$43,203
Basic earnings per share	$0.49	$0.48	$0.93	$0.96

Diluted earnings per share:
Weighted-average common shares outstanding	45,053,650	44,846,848	45,010,925	44,802,704
Dilutive effect of unvested restricted awards [1]	785,815	835,391	769,687	800,358
Diluted average common shares outstanding	45,839,465	45,682,239	45,780,612	45,603,062

Net Income	$21,822	$21,891	$41,652	$43,203
Diluted earnings per share	$0.48	$0.48	$0.91	$0.95

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At June 30, 2025, the Bank exceeded those thresholds.

At June 30, 2025, the Bank’s Tier 1 capital leverage ratio was 11.59%, an increase of 69 basis points from December 31, 2024, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.99%, an increase of 117 basis points from December 31, 2024, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2025, and December 31, 2024.

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

At June 30, 2025, and December 31, 2024, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$645,493	13.77%	$328,137	7.00%	N/A	N/A
Old Second Bank	656,886	14.02	327,974	7.00	$304,548	6.50%
Total capital to risk weighted assets
Consolidated	775,776	16.55	492,184	10.50	N/A	N/A
Old Second Bank	702,169	14.99	491,846	10.50	468,425	10.00
Tier 1 capital to risk weighted assets
Consolidated	670,493	14.31	398,266	8.50	N/A	N/A
Old Second Bank	656,886	14.02	398,255	8.50	374,828	8.00
Tier 1 capital to average assets
Consolidated	670,493	11.83	226,709	4.00	N/A	N/A
Old Second Bank	656,886	11.59	226,708	4.00	283,385	5.00

December 31, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$607,294	12.82%	$331,596	7.00%	N/A	N/A
Old Second Bank	610,285	12.89	331,419	7.00	$307,747	6.50%
Total capital to risk weighted assets
Consolidated	736,492	15.54	497,630	10.50	N/A	N/A
Old Second Bank	654,484	13.82	497,256	10.50	473,577	10.00
Tier 1 capital to risk weighted assets
Consolidated	632,294	13.34	402,886	8.50	N/A	N/A
Old Second Bank	610,285	12.89	402,438	8.50	378,765	8.00
Tier 1 capital to average assets
Consolidated	632,294	11.30	223,821	4.00	N/A	N/A
Old Second Bank	610,285	10.90	223,958	4.00	279,947	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of January 1, 2025, the five-year CECL transition is complete. As of June 30, 2025, the above capital measures of the Company no longer include a modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of June 30, 2025, the Bank had capacity to pay dividends of $118.0 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the six-month period ended June 30, 2025, and June 30, 2024.

Company has certain assets and liabilities measured at fair value. The majority of those assets and liabilities are measured using Level 2 measurement methods. The following is a description of the techniques used to measure all assets and liabilities using Level 2 techniques at fair value as of June 30, 2025, and December 31, 2024:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”),and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Asset-backed collateralized loan obligations(“CLO”), and asset-backed securities (“ABS”) were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices for similar loans.
●	Mortgage banking derivatives, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2025, and December 31, 2024, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$190,446	$-	$-	$190,446
U.S. government agencies	-	38,141	-	38,141
U.S. government agencies mortgage-backed	-	96,083	-	96,083
States and political subdivisions	-	197,708	11,106	208,814
Collateralized mortgage obligations	-	395,014		395,014
Asset-backed securities	-	44,684	3,435	48,119
Collateralized loan obligations	-	201,071	-	201,071
Loans held-for-sale	-	3,235	-	3,235
Mortgage servicing rights	-	-	9,680	9,680
Interest rate derivatives [1]	-	4,452	-	4,452
Mortgage banking derivatives	-	1	-	1
Total	$190,446	$980,389	$24,221	$1,195,056

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,719	$-	$1,719
Total	$-	$1,719	$-	$1,719

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(883)
Included in other comprehensive income	(11)	(705)	-
Purchases, issuances, sales, and settlements
Purchases	461	-	-
Issuances	-	-	407
Settlements	(269)	(85)	(218)
Ending balance June 30, 2025	$3,435	$11,106	$9,680

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Six Months Ended June 30, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(66)	88
Included in other comprehensive income	(98)	(390)	-
Purchases, issuances, sales, and settlements
Purchases	547	-	-
Issuances	-	-	288
Settlements	(52)	(76)	(232)
Ending balance June 30, 2024	$2,667	$12,527	$10,488

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,106	Discounted Cash Flow	Discount Rate	3.6 - 5.1%	4.1%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,435	Discounted Cash Flow	Discount Rate	5.2 – 5.2%	5.2%

Mortgage servicing rights	$9,680	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	4.4 – 36.7%	7.4%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,896	Discounted Cash Flow	Discount Rate	5.3 – 5.4%	5.4%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,254	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$10,374	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 31.5%	6.9%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. The following is a description of the techniques used to measure these assets using Level 3 techniques at fair value as of June 30, 2025, and December 31, 2024:

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

For assets measured at fair value on a nonrecurring basis at June 30, 2025, and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$23,483	$23,483
Other real estate owned, net[2]	-	-	6,486	6,486
Total	$-	$-	$29,969	$29,969

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $28.6 million and a valuation allowance of $5.2 million, resulting in a decrease of specific allocations within the allowance for credit losses on loans of $2.0 million for the six months ended June 30, 2025.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $6.5 million at June 30, 2025, which is made up of the outstanding balance of $7.0 million, net of a valuation allowance of $562,000.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 13 – Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,484	$63,484	$63,484	$-	$-
Interest earning deposits with financial institutions	78,283	78,283	78,283	-	-
Securities available-for-sale	1,177,688	1,177,688	190,446	972,701	14,541
FHLBC and FRBC stock	19,087	19,087	-	19,087	-
Loans held-for-sale	3,235	3,235	-	3,235	-
Net loans	3,955,677	3,904,578	-	-	3,904,578
Mortgage servicing rights	9,680	9,680	-	-	9,680
Interest rate swap and rate cap agreements	4,411	4,411	-	4,411	-
Interest rate lock commitments and forward contracts	1	1	-	1	-
Interest receivable on securities and loans	25,047	25,047	-	25,047	-

Financial liabilities:
Noninterest bearing deposits	$1,704,083	$1,704,083	$1,704,083	$-	$-
Interest bearing deposits	3,094,356	3,087,048	-	3,087,048	-
Securities sold under repurchase agreements	47,252	47,252	-	47,252	-
Other short-term borrowings	-	-	-	-	-
Junior subordinated debentures	25,774	21,651	-	21,651	-
Subordinated debentures	59,510	55,690	-	55,690	-
Interest rate swap and rate cap agreements	1,710	1,710	-	1,710	-
Interest payable on deposits and borrowings	3,097	3,097	-	3,097	-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Interest rate swaps with notional amounts totaling $200.0 million as of June 30, 2025, and $300.0 million as of December 31, 2024, were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. Each of these hedges was determined to be effective during all periods presented and the Company expects the hedges to remain effective during the remaining terms of the swaps.

An interest rate swap with a notional amount of $25.8 million as of June 30, 2025, and December 31, 2024, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $336,000 will be reclassified as an increase to interest income and an additional $327,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of June 30, 2025, and December 31, 2024, were $127.4 million and $121.2 million, respectively. The notional amounts of interest rate cap agreements with its loan customers were $32.9 million as of June 30, 2025, and December 31, 2024. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At June 30, 2025, and December 31, 2024, the Company had $1.8 million, and $2.3 million, respectively, of cash collateral pledged with two correspondent financial institutions. The Company held $3.9 million and $5.2 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2025 through June 30, 2025, or during 2024. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at June 30, 2025, and December 31, 2024, was $12.5 million and $8.7 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024.

Fair Value of Derivative Instruments

			June 30, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	3	225,774	Other Assets	3,037	Other Liabilities	336
Total derivatives designated as hedging instruments				3,037		336

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	14	160,263	Other Assets	1,374	Other Liabilities	1,374
Interest rate lock commitments and forward contracts	30	12,508	Other Assets	1	Other Liabilities	-
Other contracts	5	60,472	Other Assets	41	Other Liabilities	9
Total derivatives not designated as hedging instruments				1,416		1,383

			December 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,823	Other Liabilities	1,512
Total derivatives designated as hedging instruments				3,823		1,512

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	13	154,137	Other Assets	1,675	Other Liabilities	1,675
Interest rate lock commitments and forward contracts	30	8,667	Other Assets	55	Other Liabilities	-
Other contracts	5	58,259	Other Assets	28	Other Liabilities	5
Total derivatives not designated as hedging instruments				1,758		1,680

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives totaled $2.0 million as of June 30, 2025, and the loss recognized in AOCI totaled $1.3 million as of June 30, 2024. The amount of the loss reclassified from AOCI to net interest income on the Income Statement was $1.4 million for the six months ended June 30, 2025, and $3.2 million for the six months ended June 30, 2024.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2025, and December 31, 2024.

The following table is a summary of letter of credit commitments:

	June 30, 2025			December 31, 2024
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$132	$23,416	$23,548	$188	$16,322	$16,510
Performance standby	552	8,675	9,227	552	10,207	10,759
	684	32,091	32,775	740	26,529	27,269
Non-borrower:
Performance standby	-	65	65	-	67	67
Total letters of credit	$684	$32,156	$32,840	$740	$26,596	$27,336

Unused loan commitments:	$134,616	$597,483	$732,099	$163,282	$616,533	$779,815

As of June 30, 2025, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first quarter of 2025, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.3 million. The resultant increase in the ACL for unfunded commitments of $392,000 for the first six months of 2025 from $1.9 million as of December 31, 2024, was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

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

Through our wholly-owned subsidiary, the Bank, we offer a wide variety of community banking services primarily throughout the Chicagoland area, including commercial and consumer lending and deposit services, and a wide array of wealth management services. The accounting policies for the services discussed here are the same as those described in Note 1: Summary of Significant Accounting Policies.  We earn interest income on portfolio loans, fee income on loan originations and commitments, fees charged on certain deposit accounts, as well as fees related to wealth management services.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, and our financial condition at June 30, 2025, compared to December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2025 and 2024 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois (the “Bank”), we offer a wide range of financial services through our 53 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois. These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services. We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate. We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area. We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

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

On July 1, 2025, we completed our previously announced merger with Bancorp Financial Inc. (“Bancorp Financial”), pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the merger, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group, an Illinois-chartered banking corporation and wholly owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

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

As of June 30, 2025, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the second quarter of 2025 was $21.8 million, or $0.48 per diluted share, compared to $19.8 million, or $0.43 per diluted share, for the first quarter of 2025, and $21.9 million, or $0.48 per diluted share, for the second quarter of 2024. Net income was relatively flat compared to the prior year, and variances included an increase of $5.5 million in noninterest expense and a $229,000 decrease in noninterest income, partially offset by a $4.5 million increase in net interest and dividend income and a $1.3 million decrease in provision for credit losses. Adjusted net income, a non-GAAP financial measure that excludes mortgage servicing rights mark to market activity and certain nonrecurring items, as applicable, was $22.8 million for the second quarter of 2025, compared to $20.6 million for the first quarter of 2025, and $21.2 million for the second quarter of 2024.

See the discussion entitled “Non-GAAP Financial Measures” on page 46, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents.

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2024	2025	2024
Net Income
Income before income taxes (GAAP)	$29,213	$26,200	$29,190	$55,413	$57,733
Pre-tax income adjustments:
Death benefit related to BOLI	-	-	(893)	-	(893)
MSR losses	531	570	238	1,101	144
Merger related costs, net of losses on branch sales	810	454	-	1,264	-
Adjusted net income before taxes	30,554	27,224	28,535	57,778	56,984
Taxes on adjusted net income	7,730	6,619	7,359	14,349	14,566
Adjusted net income (non-GAAP)	$22,824	$20,605	$21,176	$43,429	$42,418

Basic earnings per share (GAAP)	$0.49	$0.44	$0.48	$0.93	$0.96
Diluted earnings per share (GAAP)	0.48	0.43	0.48	0.91	0.95
Adjusted basic earnings per share (non-GAAP)	0.50	0.46	0.46	0.96	0.94
Adjusted diluted earnings per share (non-GAAP)	0.50	0.45	0.46	0.95	0.93

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended June 30, 2025, compared to the like period ended June 30, 2024:

●	Net interest and dividend income was $64.2 million for the second quarter of 2025, compared to $59.7 million for the second quarter of 2024. The increase in net interest and dividend income in the second quarter of 2025 was primarily due to higher securities yields, higher interest earning deposit income, and lower other short-term borrowing costs, partially offset by higher deposit costs.

●	We recorded a net provision for credit losses on loans and leases of $2.2 million in the second quarter of 2025, driven by quarterly gross charge-offs of $1.2 million, as well as an increase in select qualitative factors primarily driven by recent global tariff volatility and a slight uptick in the macro-economic unemployment assumptions used for forecast. Partially offsetting these increases to provision for credit losses were reductions in qualitative factor adjustments related to stress testing results on underlying collateral for commercial real estate office and healthcare properties. Further, we recorded a $277,000 provision for credit losses on unfunded commitments in the second quarter of 2025 based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $3.8 million in the second quarter of 2024.

●	Noninterest income was $10.9 million for the second quarter of 2025, compared to $11.1 million for the second quarter of 2024. Contributing to the lower noninterest income were no death benefits realized on BOLI compared to an $893,000 death benefit recorded in the second quarter of 2024. Also contributing to the reduction in noninterest income during the quarter were decreases in residential mortgage banking revenue on faster prepayment speeds, and the cash surrender value of BOLI as a result of a decrease in the market value of our Company Owned Life Insurance (“COLI”) component. Partially offsetting the decrease in noninterest income were increases in wealth management income, service charges on deposits, card related income, and other income.

●	Noninterest expense was $43.4 million for the second quarter of 2025, compared to $37.9 million for the second quarter of 2024, an increase of $5.5 million, or 14.6%. Contributing to the increase in noninterest expense in the second quarter of 2025 was higher salaries and employee benefits as well as increases in occupancy, furniture and equipment, computer and data processing, amortization of core deposit intangibles, legal fees, and other expense, all of which were primarily due to Bancorp Financial and FRME acquisition related costs.

●	We had a provision for income tax expense of $7.4 million for the second quarter of 2025, compared to a provision for income tax expense of $7.3 million for the second quarter of 2024. The effective tax rate for these two periods was 25.3% and 25.0%, respectively.

●	As of June 30, 2025, we experienced an increase of $17.3 million in total loans compared to the year ended December 31, 2024, and an increase of $22.1 million in total loans compared to June 30, 2024. We believe we can still achieve additional loan growth in 2025 despite a softer outlook in business and trading activities. We continue to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships, while seeking to ensure the safety and soundness of our Bank, our customers, and our employees.

●	Nonaccrual loans increased $3.1 million as of June 30, 2025, compared to December 31, 2024, but decreased $10.1 million compared to June 30, 2024. The increase in nonaccrual loans in the second quarter of 2025, compared to December 31, 2024, was primarily due to inflows of $16.7 million on 30 loans, consisting primarily of 10 commercial loans totaling $10.9 million. The inflows are partially offset by $5.1 million of net charge-offs year to date, as well as $2.5 million of paid off nonaccrual loans, $5.0 million transferred to OREO, and $4.6 million reduction of principal. The decrease in nonaccrual loans year over year is due to various charge-offs, primarily in the Commercial portfolio, larger transfers to OREO in late 2024 which were sold in the first quarter of 2025, and an increase in paid off loans over the last twelve months, primarily related to the CRE-Investor portfolio, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 0.8% as of June 30, 2025, compared to 0.7% as of December 31, 2024, and 1.1% as of June 30, 2024. Classified assets decreased to $104.3 million as of June 30, 2025, which is $9.8 million, or 8.5%, less than December 31, 2024, and $25.0 million, or 19.3%, less than June 30, 2024.

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

Results of Operations

Overview

Three months ended June 30, 2025 and 2024

Our income before taxes was $29.2 million in both the second quarter of 2025 and the second quarter of 2024. Net interest and dividend income increased $4.5 million, and provision for credit losses decreased $1.3 million in the second quarter of 2025 compared to the like 2024 quarter. Income before taxes was negatively impacted by a $229,000 decrease in noninterest income and a $5.5 million increase in noninterest expense. The noninterest expense increase of $5.5 million is primarily due to a $3.5 million increase in salary and employee benefits expense, a $578,000 increase in occupancy, furniture and equipment, a $508,000 increase in computer and data processing, a $448,000 increase in amortization of core deposit intangibles, and a $332,000 increase in other expenses, which were primarily driven by acquisition related costs. Our net income was $21.8 million, or $0.48 per diluted share, for the second quarter of 2025, compared to net income of $21.9 million, or $0.48 per diluted share, for the second quarter of 2024. The Bank remains well positioned to navigate uncertain macroeconomics. We have proactively addressed interest rate risk, maintained disciplined expense management, and ensured robust daily liquidity oversight. In addition, our liquidity metrics remain solid, and our short-duration securities portfolio provides flexibility for near-term funding requirements.

Net interest and dividend income was $64.2 million in the second quarter of 2025, compared to $59.7 million in the second quarter of 2024. The $4.5 million increase was driven by a decrease in other short-term borrowings in the second quarter of 2025, compared to the second quarter of 2024, primarily due to these borrowings being completely paid down in the first quarter of 2025, as well as a $2.0 million increase in interest and dividend income due to increased security yields. A net increase of $836,000 on deposit interest expense in the second quarter of 2025 negatively impacted net interest and dividend income compared to the second quarter of 2024.

Six months ended June 30, 2025 and 2024

Our income before taxes was $55.4 million for the six months ended June 30, 2025, compared to $57.7 million for the six months ended June 30, 2024. This decrease in pretax income was primarily due to an $11.8 million increase in noninterest expense and a $529,000 decrease in noninterest income. These changes were partially offset by a $7.7 million increase in net interest and dividend income and a $2.4 million decrease in provision for credit losses. Our net income was $41.7 million, or $0.91 per diluted share, for the six months ended June 30, 2025, compared to net income of $43.2 million, or $0.95 per diluted share, for the same period of 2024.

Net interest and dividend income was $127.1 million for the six months ended June 30, 2025, compared to $119.5 million for the same period of 2024. The $7.7 million increase was primarily driven by a decrease in interest expense in the first six months of 2025, compared to the first six months of 2024, driven by a reduction in other short-term borrowings expense as the remainder of these borrowings were paid off in the first quarter of 2025. Also contributing to the increase in net interest and dividend income was a $2.4 million increase in securities related income due to the year over year increase in yield in the securities portfolio. Lower interest expenses were partially offset by the effect of market interest rates on our loan portfolio, which contributed a $1.2 million decrease in loan related income.

Net Interest Income

Net interest income, which is our primary source of earnings, is the difference between income earned on interest-earning assets, such as loans and investment securities, accretion income on purchased loans, dividend income earned on certain equity investments, and expense incurred on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates. Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.

Three months ended June 30, 2025 and 2024

The decreased yield of two basis points on interest earning assets compared to the linked period was primarily driven by a lower yield on FHLBC and FRBC Stock due to less capital stock dividends received during the second quarter of 2025 and repricing within the loan portfolio. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of one basis point on interest earning assets was primarily driven by maturities in our securities portfolio with many older and lower yielding securities maturing and being replaced with higher yielding investments while maintaining the shorter duration portfolio composition. Average balances of securities available for sale increased $10.7 million in the second quarter of 2025 compared to the prior year like quarter, with a corresponding increase to the tax equivalent yield on the securities available for sale portfolio of 41 basis points year over year primarily due to variable security rate resets and new higher yielding securities. Average balances of loans and loans held for sale increased $2.1 million in the second quarter of 2025 compared to the prior year like quarter, while the tax equivalent yield on loans and loans held for sale decreased four basis points.

Average balances of interest bearing deposit accounts have increased slightly since the first quarter of 2025 through the second quarter of 2025, from $3.10 billion to $3.12 billion, as NOW and money market account average balances increased, while savings and time deposit accounts decreased. We have continued to control the cost of funds over the periods reflected by monitoring market activity as well as allowing previous exception-priced deposits to runoff naturally, which resulted in only a two basis point increase in the cost of interest bearing deposits, from 128 basis points for the quarter ended March 31, 2025, to 130 basis points for the quarter ended June 30, 2025. A 17-basis point increase in money market accounts for the quarter ended June 30, 2025, drove a significant portion of the increase from the prior linked quarter, with a 10-basis point decrease in the cost of time deposits partially offsetting the overall change in the cost of deposits. The cost of interest bearing deposits decreased three basis points for the quarter ended June 30, 2025, from 133 basis points for the quarter ended June 30, 2024. A 67-basis point decrease in the cost of time deposit accounts drove a significant portion of the overall decrease from the prior year like quarter.

Borrowing costs decreased slightly in the second quarter of 2025, compared to the first quarter of 2025, primarily due to the $1.4 million decrease in average other short-term borrowings stemming from a decrease in average daily FHLB advances over the prior linked quarter as the remainder of this borrowing was already paid down early in the first quarter of 2025. The decrease of $242.9 million year over year of average FHLB advances was based on daily liquidity needs and was the primary driver of the $3.3 million decrease to interest expense on other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented.

Our net interest margin, for both GAAP and TE presentations, showed nominal declines over the prior linked quarter periods, but healthy growth over the prior year like quarter presented above. Our net interest margin (GAAP) decreased two basis points to 4.83% for the second quarter of 2025, compared to 4.85% for the first quarter of 2025, but increased 23 basis points compared to 4.60% for the second quarter of 2024. Our net interest margin (TE) decreased three basis points to 4.85% for the second quarter of 2025, compared to 4.88% for the first quarter of 2025, but increased 22 basis points compared to 4.63% for the second quarter of 2024. The decrease in net interest margin for the second quarter of 2025, compared to the prior linked quarter, was driven by market interest rates on securities and one more day in the period with larger interest earning asset balances. The net interest margin increased in the second quarter of 2025, compared to the prior year like quarter, primarily due to higher security yields as well as the decrease in average other short-term borrowings and the corresponding reduction in interest expense. See the discussion entitled “Non-GAAP Financial Measures,” above, and the tables beginning on page 51 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Six months ended June 30, 2025 and 2024

The year over year increase of five basis points on interest earning assets was driven by increased yields on our securities portfolio. The securities portfolio was primarily impacted by maturities and paydowns of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio while maintaining short duration. Average securities available-for-sale increased $4.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to strategic purchases of securities. Due to market interest rate increases year over year, securities available-for-sale interest income yields were higher in the six months ended June 30, 2025, leading to an increase in securities income to $22.3 million for the six months ended June 30, 2025, compared to $19.9 million for the like 2024 period. Average loans, including loans held for sale, decreased $29.1 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Flat loan yields and lower average balances resulted in $123.6 million of loan and dividend interest income in the six months ended June 30, 2025, compared to $124.9 million in the like 2024 period.

Average balances of interest bearing deposit accounts have increased significantly since June 30, 2024, through the six months ended June 30, 2025, from $2.78 billion to $3.11 billion driven by the FRME acquisition, with these increases reflected in all categories other than savings accounts. We have continued to control the cost of funds over the periods reflected, with the rate of overall interest bearing deposits increasing by four basis points to 129 basis points from 125 basis points as of June 30, 2024. A 20-basis point increase in the cost of money market funds as of June 30, 2025, compared to June 30, 2024, was due to select deposit account exception pricing and drove a significant portion of the overall increase. Also contributing to the overall increase was an 11-basis point increase in savings accounts as interest paid on savings accounts increased with the goal of remaining competitive to peer offerings, compared to the six months ended June 30, 2024, while the average balance decreased. Interest expense paid on time deposits partially offset the growth in cost of deposits year over year, as the cost of average time deposits decreased 45 basis points to 265 basis points for the six months ended June 30, 2025, compared to 310 basis points for the six months ended June 30, 2024.

Our borrowing interest expense was controlled over the past twelve months due to lower FHLB advance volumes as the remaining advances were paid off in the first quarter of 2025. This resulted in an average balance decrease of $286.8 million compared to the six months ended June 30, 2024, with an accompanying decrease of $7.9 million of interest expense. Subordinated and junior subordinated debt interest expense remained flat over the periods presented.

Our net interest margin (GAAP) increased 26 basis points to 4.84% for the six months ended June 30, 2025, compared to 4.58% for the six months ended June 30, 2024. Our net interest margin (TE) increased 27 basis points to 4.87% for the six months ended June 30, 2025, compared to 4.60% for the six months ended June 30, 2024. The increase in the current period, compared to the prior year like period, is primarily due to lower interest expense related to the lower average balances and interest on other short-term borrowings and increased yields on securities.

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

The following tables set forth certain information relating to our average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated. These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period. Average balances are derived from daily balances. For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2025 and 2024 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$166,366	$1,784	4.30	$97,645	$988	4.10	$50,740	$625	4.95
Securities:
Taxable	1,040,472	9,959	3.84	1,026,233	9,227	3.65	1,016,187	8,552	3.38
Non-taxable (TE)[1]	149,651	1,556	4.17	155,024	1,595	4.17	163,243	1,636	4.03
Total securities (TE)[1]	1,190,123	11,515	3.88	1,181,257	10,822	3.72	1,179,430	10,188	3.47
FHLBC and FRBC Stock	19,200	273	5.70	19,441	473	9.87	27,574	584	8.52
Loans and loans held-for-sale[1,2]	3,960,650	62,002	6.28	3,959,073	61,626	6.31	3,958,504	62,180	6.32
Total interest earning assets	5,336,339	75,574	5.68	5,257,416	73,909	5.70	5,216,248	73,577	5.67
Cash and due from banks	47,875	-	-	52,550	-	-	54,286	-	-
Allowance for credit losses on loans	(41,544)	-	-	(43,543)	-	-	(43,468)	-	-
Other noninterest earning assets	394,036	-	-	407,894	-	-	388,392	-	-
Total assets	$5,736,706			$5,674,317			$5,615,458

Liabilities and Stockholders' Equity
NOW accounts	$653,334	$681	0.42	$628,336	$629	0.41	$570,523	$639	0.45
Money market accounts	832,777	3,920	1.89	801,178	3,393	1.72	691,214	2,915	1.70
Savings accounts	938,836	1,005	0.43	940,894	891	0.38	934,161	763	0.33
Time deposits	695,946	4,508	2.60	725,314	4,829	2.70	610,705	4,961	3.27
Interest bearing deposits	3,120,893	10,114	1.30	3,095,722	9,742	1.28	2,806,603	9,278	1.33
Securities sold under repurchase agreements	35,419	56	0.63	34,529	68	0.80	37,430	83	0.89
Other short-term borrowings	-	-	-	1,444	17	4.77	242,912	3,338	5.53
Junior subordinated debentures	25,773	288	4.48	25,773	288	4.53	25,773	288	4.49
Subordinated debentures	59,500	546	3.68	59,478	546	3.72	59,414	546	3.70
Total interest bearing liabilities	3,241,585	11,004	1.36	3,216,946	10,661	1.34	3,172,132	13,533	1.72
Noninterest bearing deposits	1,729,287	-	-	1,703,382	-	-	1,769,543	-	-
Other liabilities	59,580	-	-	70,411	-	-	68,530	-	-
Stockholders' equity	706,254	-	-	683,578	-	-	605,253	-	-
Total liabilities and stockholders' equity	$5,736,706			$5,674,317			$5,615,458
Net interest income (GAAP)		$64,234			$62,904			$59,690
Net interest margin (GAAP)			4.83			4.85			4.60

Net interest income (TE)[1]		$64,570			$63,248			$60,044
Net interest margin (TE)[1]			4.85			4.88			4.63
Interest bearing liabilities to earning assets	60.75%			61.19%			60.81%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025 and 2024.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 51, and includes loan fee income of $365,000 for the second quarter of 2025, loan fee income of $545,000 for the first quarter of 2025, and loan fee expense of $936,000 for the second quarter of 2024. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2025			2024
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$132,195	$2,772	4.23	$49,414	$1,235	5.03
Securities:
Taxable	1,033,392	19,186	3.74	1,016,150	16,644	3.29
Non-taxable (TE)[1]	152,323	3,151	4.17	165,009	3,289	4.01
Total securities (TE)[1]	1,185,715	22,337	3.80	1,181,159	19,933	3.39
Dividends from FHLBC and FRBC	19,320	746	7.79	29,687	1,219	8.26
Loans and loans held-for-sale [1,2]	3,959,866	123,628	6.30	3,988,941	124,878	6.30
Total interest earning assets	5,297,096	149,483	5.69	5,249,201	147,265	5.64
Cash and due from banks	50,200	-	-	54,410	-	-
Allowance for credit losses on loans	(42,538)	-	-	(43,882)	-	-
Other noninterest earning assets	400,926	-	-	386,362	-	-
Total assets	$5,705,684			$5,646,091

Liabilities and Stockholders' Equity
NOW accounts	$640,904	$1,310	0.41	$562,184	$1,468	0.53
Money market accounts	817,065	7,313	1.80	690,605	5,490	1.60
Savings accounts	939,859	1,896	0.41	946,403	1,396	0.30
Time deposits	710,549	9,337	2.65	584,584	9,002	3.10
Interest bearing deposits	3,108,377	19,856	1.29	2,783,776	17,356	1.25
Securities sold under repurchase agreements	34,977	124	0.71	33,746	169	1.01
Other short-term borrowings	718	17	4.77	287,555	7,895	5.52
Junior subordinated debentures	25,773	576	4.51	25,773	568	4.43
Subordinated debentures	59,489	1,092	3.70	59,404	1,092	3.70
Total interest bearing liabilities	3,229,334	21,665	1.35	3,190,254	27,080	1.71
Noninterest bearing deposits	1,716,406	-	-	1,794,509	-	-
Other liabilities	64,966	-	-	64,277	-	-
Stockholders' equity	694,978	-	-	597,051	-	-
Total liabilities and stockholders' equity	$5,705,684			$5,646,091
Net interest income (GAAP)		$127,138			$119,473
Net interest margin (GAAP)			4.84			4.58

Net interest income (TE)[1]		$127,818			$120,185
Net interest margin (TE)[1]			4.87			4.60
Interest bearing liabilities to earning assets	60.96%			60.78%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025 and 2024.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 51, and includes fee income of $910,000 and fee expense of $1.8 million for the six months ended June 30, 2025 and 2024, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2025	2025	2024	2025	2024

Interest income (GAAP)	$75,238	$73,565	$73,223	$148,803	$146,553
Taxable-equivalent adjustment:
Loans	9	9	10	18	21
Securities	327	335	344	662	691
Interest and dividend income (TE)	75,574	73,909	73,577	149,483	147,265
Interest expense (GAAP)	11,004	10,661	13,533	21,665	27,080
Net interest income (TE)	$64,570	$63,248	$60,044	$127,818	$120,185
Net interest income (GAAP)	$64,234	$62,904	$59,690	$127,138	$119,473
Average interest earning assets	$5,336,339	$5,257,416	$5,216,248	$5,297,096	$5,249,201
Net interest margin (TE)	4.85%	4.88%	4.63%	4.87%	4.60%
Net interest margin (GAAP)	4.83%	4.85%	4.60%	4.84%	4.58%

Noninterest Income

Three months ended June 30, 2025 and 2024

The following table details the major components of noninterest income for the periods presented:

				June 30, 2025
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2025	2025	2024	2025	2024
Wealth management	$3,103	$3,089	$2,779	0.5	11.7
Service charges on deposits	2,788	2,719	2,508	2.5	11.2
Residential mortgage banking revenue
Secondary mortgage fees	84	73	65	15.1	29.2
MSRs mark to market loss	(531)	(570)	(238)	6.8	(123.1)
Mortgage servicing income	472	480	513	(1.7)	(8.0)
Net gain on sales of mortgage loans	550	464	468	18.5	17.5
Total residential mortgage banking revenue	575	447	808	28.6	(28.8)
Change in cash surrender value of BOLI	690	498	820	38.6	(15.9)
Death benefit realized on BOLI	-	-	893	-	(100.0)
Card related income	2,716	2,412	2,577	12.6	5.4
Other income	1,026	1,036	742	(1.0)	38.3
Total noninterest income	$10,898	$10,201	$11,127	6.8	(2.1)

Noninterest income increased $697,000, or 6.8%, in the second quarter of 2025, compared to the first quarter of 2025, and decreased $229,000, or 2.1%, compared to the second quarter of 2024. The increase from the first quarter of 2025 was primarily driven by a $304,000 increase in card related income and a $192,000 increase in the cash surrender value of BOLI due to changes in market interest rates related to our COLI investments.

The decrease in noninterest income of $229,000 in the second quarter of 2025, compared to the second quarter of 2024, is primarily due to no death benefits realized on BOLI in 2025, compared to an $893,000 death benefit recorded in the second quarter of 2024. Also contributing to the reduction in noninterest income during the quarter was a $233,000 decrease in residential mortgage banking revenue mainly due to a $293,000 decrease in MSRs mark to market valuations. Partially offsetting the decrease in noninterest income from the prior year like quarter was a $324,000 increase in wealth management income primarily due to growth in advisory fees and estate fees, a $280,000 increase in service charges on deposits, and a $284,000 increase in other income due to growth in commercial swap fee income, as well as a real estate tax refund related to a prior year tax assessment received in the second quarter of 2025 from an OREO property.

Six months ended June 30, 2025 and 2024

Noninterest Income	Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Percent
	2025	2024	Change
Wealth management	$6,192	$5,340	16.0
Service charges on deposits	5,507	4,923	11.9
Residential mortgage banking revenue
Secondary mortgage fees	157	115	36.5
MSRs mark to market loss	(1,101)	(144)	(664.6)
Mortgage servicing income	952	1,001	(4.9)
Net gain on sales of mortgage loans	1,014	782	29.7
Total residential mortgage banking revenue	1,022	1,754	(41.7)
Securities gains, net	-	1	(100.0)
Change in cash surrender value of BOLI	1,188	1,992	(40.4)
Death benefit realized on BOLI	-	893	(100.0)
Card related income	5,128	4,953	3.5
Other income	2,062	1,772	16.4
Total noninterest income	$21,099	$21,628	(2.4)

Noninterest income decreased $529,000, or 2.4%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This decrease was primarily driven by a $732,000 decrease in mortgage banking revenue, comprised primarily of a $957,000 increase in MSRs mark to market losses and partially offset by a $232,000 increase in the net gain on sales of mortgage loans. In addition, the current six month period decreased due to a $804,000 decrease in the cash surrender value of BOLI due to market interest rate changes on COLI investments, and no death benefits were realized on BOLI in the second quarter of 2025, compared to an $893,000 death benefit realized on BOLI in the prior linked period. Partially offsetting these decreases was an $852,000 increase in wealth management income, a $584,000 increase in service charges on deposits, a $175,000 increase in card related income, and a $290,000 increase in other income.

Noninterest Expense

Three months ended June 30, 2025 and 2024

The following table details the major components of noninterest expense for the periods presented:

				June 30, 2025
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2025	2025	2024	2025	2024
Salaries	$19,119	$18,804	$17,997	1.7	6.2
Officers' incentive	2,921	2,799	1,482	4.4	97.1
Benefits and other	4,910	5,390	3,945	(8.9)	24.5
Total salaries and employee benefits	26,950	26,993	23,424	(0.2)	15.1
Occupancy, furniture and equipment expense	4,477	4,548	3,899	(1.6)	14.8
Computer and data processing	2,692	2,348	2,184	14.7	23.3
FDIC insurance	642	628	616	2.2	4.2
Net teller & bill paying	670	658	578	1.8	15.9
General bank insurance	328	330	312	(0.6)	5.1
Amortization of core deposit intangible asset	1,022	1,037	574	(1.4)	78.0
Advertising expense	320	167	472	91.6	(32.2)
Card related expense	1,489	1,380	1,323	7.9	12.5
Legal fees	388	472	238	(17.8)	63.0
Consulting & management fees	527	426	797	23.7	(33.9)
Other real estate owned expense, net	35	1,873	(87)	(98.1)	N/M
Other expense	3,879	3,645	3,547	6.4	9.4
Total noninterest expense	$43,419	$44,505	$37,877	(2.4)	14.6
Efficiency ratio (GAAP)[1]	55.99%	56.46%	53.29%
Adjusted efficiency ratio (non-GAAP)[2]	54.54%	55.48%	52.68%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 55 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2025 decreased $1.1 million, or 2.4%, compared to the first quarter of 2025, and increased $5.5 million, or 14.6%, compared to the second quarter of 2024. The decrease in the second quarter of 2025, compared to the first quarter of 2025, was attributable to a $1.8 million decrease in other real estate owned (“OREO”) expense, net, as the second quarter of 2025 reflects a $76,000 gain on the sale of OREO compared to a $236,000 net loss on the sale of OREO properties in the first quarter of 2025, as well as a $297,000 decrease in OREO valuation expenses and a $1.2 million decrease in other OREO expenses due to lower operating costs driven by the sale of a large OREO property in the first quarter of 2025. Partially offsetting the decrease in noninterest expense over the prior linked quarter was a $344,000 increase in computer and data processing due to Bancorp Financial acquisition-related costs, a $153,000 increase in advertising expenses mainly due to advertising and art production costs for a brand awareness campaign,  and a $234,000 increase in other expenses primarily due to filing and printing fees for the annual proxy and for SEC filings related to the Bancorp Financial merger.

The year over year increase in noninterest expense is primarily attributable to a $3.5 million increase in salaries and employee benefits, primarily due to increases in annual base salary rates, officers’ incentives, and restricted stock units expense in the second quarter of 2025. Also contributing to the increase was a $578,000 increase in occupancy, furniture and equipment, a $508,000 increase in computer and data processing expenses, a $448,000 increase in core deposit intangible, and a $332,000 increase in other expense primarily due to the effect of the FRME branches purchased in December 2024 as well as acquisition-related costs associated with our merger with Bancorp Financial. Partially offsetting the year over year increase was a $270,000 decrease in consulting & management fees, as the prior year included consulting costs for a compliance item.

Six months ended June 30, 2025 and 2024

Noninterest Expense	Six Months Ended
(Dollars in thousands)	June 30,	June 30,	Percent
	2025	2024	Change
Salaries	$37,923	$35,644	6.4
Officers' incentive	5,720	3,630	57.6
Benefits and other	10,300	8,462	21.7
Total salaries and employee benefits	53,943	47,736	13.0
Occupancy, furniture and equipment expense	9,025	7,826	15.3
Computer and data processing	5,040	4,439	13.5
FDIC insurance	1,270	1,283	(1.0)
Net teller & bill paying	1,328	1,099	20.8
General bank insurance	658	621	6.0
Amortization of core deposit intangible asset	2,059	1,154	78.4
Advertising expense	487	664	(26.7)
Card related expense	2,869	2,600	10.3
Legal fees	860	464	85.3
Consulting & management fees	953	1,133	(15.9)
Other real estate owned expense, net	1,908	(41)	N/M
Other expense	7,524	7,140	5.4
Total noninterest expense	$87,924	$76,118	15.5
Efficiency ratio (GAAP)[1]	56.22%	53.44%
Adjusted efficiency ratio (non-GAAP)[2]	55.01%	52.88%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, and net gains on branch sales, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefits realized on BOLI, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 55 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2025, increased $11.8 million, or 15.5%, compared to the six months ended June 30, 2024, primarily due to a $6.2 million increase in salaries and employee benefits due to forty additional full-time equivalent employees in 2025 related to the FRME branch transaction in December 2024, higher annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Occupancy, furniture and equipment increased $1.2 million and the amortization of core deposit intangibles increased $905,000, both of which were primarily due to the FRME transaction . Computer and data processing increased $601,000, legal fees increased $396,000, and other expense increased $384,000 due to Bancorp Financial acquisition-related costs. Other increases year over year include a $1.9 million increase in other real estate owned, net, related to operating costs, closing costs, and valuation adjustments as we liquidated multiple OREO properties in the six months ended June 30, 2025.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2025	2025	2024	2025	2025	2024
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$43,419	$44,505	$37,877	$43,419	$44,505	$37,877
Less amortization of core deposit	1,022	1,037	574	1,022	1,037	574
Less other real estate expense, net	35	1,873	(87)	35	1,873	(87)
Less merger related costs, net of losses on branch sales	N/A	N/A	N/A	810	454	-
Noninterest expense less adjustments	$42,362	$41,595	$37,390	$41,552	$41,141	$37,390

Net interest income	$64,234	$62,904	$59,690	$64,234	$62,904	$59,690
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	9	9	10
Securities	N/A	N/A	N/A	327	335	344
Net interest income including adjustments	64,234	62,904	59,690	64,570	63,248	60,044
Noninterest income	10,898	10,201	11,127	10,898	10,201	11,127
Less death benefit related to BOLI	-	-	893	-	-	893
Less MSRs mark to market losses	(531)	(570)	(238)	(531)	(570)	(238)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	184	132	456
Noninterest income including adjustments	11,429	10,771	10,472	11,613	10,903	10,928

Net interest income including adjustments plus noninterest income including adjustments	$75,663	$73,675	$70,162	$76,183	$74,151	$70,972
Efficiency ratio / Adjusted efficiency ratio	55.99%	56.46%	53.29%	54.54%	55.48%	52.68%

N/A - not applicable

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Efficiency Ratio / Adjusted Efficiency Ratio (1)
(Dollars in thousands)

Noninterest expense	$87,924	$76,118	$87,924	$76,118
Less amortization of core deposit intangible	2,059	1,154	2,059	1,154
Less other real estate expense, net	1,908	(41)	1,908	(41)
Less merger related costs, net of losses on branch sales	N/A	N/A	1,264	-
Noninterest expense less adjustments	$83,957	$75,005	$82,693	$75,005

Net interest income	$127,138	$119,473	$127,138	$119,473
Taxable-equivalent adjustment:
Loans	N/A	N/A	18	21
Securities	N/A	N/A	662	691
Net interest income including adjustments	127,138	119,473	127,818	120,185
Noninterest income	21,099	21,628	21,099	21,628
Less death benefit related to BOLI	-	893	-	893
Less securities losses, net	-	1	-	1
Less MSRs mark to market losses	(1,101)	(144)	(1,101)	(144)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	316	767
Noninterest income including adjustments	22,200	20,878	22,516	21,645

Net interest income including adjustments plus noninterest income including adjustments	$149,338	$140,351	$150,334	$141,830
Efficiency ratio / Adjusted efficiency ratio	56.22%	53.44%	55.01%	52.88%

N/A - not applicable

Income Taxes

We recorded income tax expense of $7.4 million for the second quarter of 2025 on $29.2 million of pretax income, compared to income tax expense of $6.4 million on $26.2 million of pretax income in the first quarter of 2025, and income tax expense of $7.3 million on $29.2 million of pretax income in the second quarter of 2024. Our effective tax rate was 25.3% in the second quarter of 2025, 24.3% for the first quarter of 2025, and 25.0% for the second quarter of 2024.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended June 30, 2025. We had no valuation reserve on the deferred tax assets as of June 30, 2025.

Recent Developments – Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. Because enactment occurred after the quarter-end date of June 30, 2025, we are evaluating OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

Financial Condition

Total assets increased $51.9 million to $5.70 billion at June 30, 2025, from $5.65 billion at December 31, 2024, due primarily to the increase of $42.4 million in cash, the increase of $16.0 million in securities available-for-sale, and the increase of $17.3 million in total loans. These increases are partially offset by a decrease in OREO of $15.1 million and a decrease in deferred tax assets of $6.2 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $4.80 billion at June 30, 2025, an increase of $29.7 million from December 31, 2024.

				June 30, 2025
Securities	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Securities available-for-sale, at fair value
U.S. Treasuries	$190,446	$194,143	$191,274	(1.9)	(0.4)
U.S. government agencies	38,141	37,814	37,298	0.9	2.3
U.S. government agencies mortgage-backed	96,083	100,277	96,872	(4.2)	(0.8)
States and political subdivisions	208,814	215,456	220,265	(3.1)	(5.2)
Collateralized mortgage obligations	395,014	368,616	386,055	7.2	2.3
Asset-backed securities	48,119	62,303	64,877	(22.8)	(25.8)
Collateralized loan obligations	201,071	183,092	177,020	9.8	13.6
Total securities	$1,177,688	$1,161,701	$1,173,661	1.4	0.3

Securities available-for-sale increased $16.0 million as of June 30, 2025, compared to December 31, 2024, and increased $4.0 million compared to June 30, 2024. The increase in the portfolio during year 2025 was driven by $162.5 million in purchases and a $13.9 million decrease to unrealized losses on securities available-for-sale, partially offset by paydowns totaling $83.8 million along with maturities and calls totaling $75.8 million. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				June 30, 2025
Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Commercial	$718,927	$800,476	$809,443	(10.2)	(11.2)
Leases	524,513	491,748	452,957	6.7	15.8
Commercial real estate – investor	1,118,782	1,078,829	1,014,345	3.7	10.3
Commercial real estate – owner occupied	652,449	683,283	745,938	(4.5)	(12.5)
Construction	251,692	201,716	185,634	24.8	35.6
Residential real estate – investor	50,976	49,598	50,371	2.8	1.2
Residential real estate – owner occupied	220,672	206,949	218,974	6.6	0.8
Multifamily	333,787	351,325	388,743	(5.0)	(14.1)
HELOC	111,265	103,388	99,037	7.6	12.3
Other [1]	15,604	14,024	11,153	11.3	39.9
Total loans	$3,998,667	$3,981,336	$3,976,595	0.4	0.6

1 The “Other” segment includes consumer loans and overdrafts.

Total loans were $4.00 billion as of June 30, 2025, an increase of $17.3 million from December 31, 2024. The increase in total loans in the first six months of 2025, compared to December 31, 2024, was due primarily to increased originations, net of paydowns, within leases of $32.8 million, commercial real estate - investor of $40.0 million, and construction of $50.0 million, partially offset by net decreases in commercial of $81.5 million, commercial real estate – owner occupied of $30.8 million, and multifamily of $17.5 million. Total loans increased $22.1 million compared to June 30, 2024, primarily due to originations, net of paydowns, within leases of $71.6 million, commercial real estate – investor of $104.4 million, and construction of $66.1 million, partially offset by net decreases in commercial of $90.5 million, commercial real estate – owner occupied of $93.5 million, and multifamily of $55.0 million. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 68.5% of the portfolio as of June 30, 2025, compared to 67.2% of the portfolio as of December 31, 2024. At June 30, 2025, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 267.7% of our Tier 1 capital plus allowance for credit losses, a decrease from 273.3% at December 31, 2024. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans increased by $2.0 million to $32.2 million at June 30, 2025, from $30.3 million at December 31, 2024, and decreased by $14.6 million from $46.9 million at June 30, 2024. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans and their related deferred loan costs are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 0.8% as of both June 30, 2025, and December 31, 2024, and 1.2% as of June 30, 2024. The distribution of our nonperforming loans is shown in the following table.

				June 30, 2025
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Commercial	$11,120	$6,988	$2,654	59.1	319.0
Leases	1,346	523	284	157.4	373.9
Commercial real estate – investor	1,645	1,981	9,954	(17.0)	(83.5)
Commercial real estate – owner occupied	13,610	10,604	22,091	28.3	(38.4)
Construction	344	5,800	5,740	(94.1)	(94.0)
Residential real estate – investor	704	1,158	1,280	(39.2)	(45.0)
Residential real estate – owner occupied	1,515	1,653	2,599	(8.3)	(41.7)
Multifamily	1,099	1,165	1,395	(5.7)	(21.2)
HELOC	860	405	869	112.3	(1.0)
Other [1]	4	10	-	(60.0)	N/M
Total nonperforming loans	$32,247	$30,287	$46,866	6.5	(31.2)

N/M – Not meaningful.

1 The “Other” segment includes consumer loans and overdrafts.

The components of our nonperforming assets are shown in the following table.

				June 30, 2025
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Nonaccrual loans	$31,902	$28,851	$41,957	10.6	(24.0)
Loans past due 90 days or more and still accruing interest	345	1,436	4,909	(76.0)	(93.0)
Total nonperforming loans	32,247	30,287	46,866	6.5	(31.2)
Other real estate owned	6,486	21,617	6,920	(70.0)	(6.3)
Repossessed Assets [1]	234	484	-	(51.7)	N/M
Total nonperforming assets	$38,967	$52,388	$53,786	(25.6)	(27.6)

30-89 days past due loans and still accruing interest	$14,652	$11,702	$16,728
Nonaccrual loans to total loans	0.8%	0.7%	1.1%
Nonperforming loans to total loans	0.8%	0.8%	1.2%
Nonperforming assets to total loans plus OREO and repossessed assets	1.0%	1.3%	1.4%

Allowance for credit losses	$42,990	$43,619	$42,269
Allowance for credit losses to total loans	1.1%	1.1%	1.1%
Allowance for credit losses to nonaccrual loans	134.8%	151.2%	100.7%

N/M – Not meaningful.

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the second quarter of 2025, prior linked quarter and year over year quarter are shown in the following table.

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2025	Total[1]	2025	Total[1]	2024	Total[1]
Commercial	$1,093	139.2	$3,414	78.4	$(19)	(0.3)
Leases	(3)	(0.4)	93	2.1	81	1.4
Commercial real estate – investor	(14)	(1.8)	(14)	(0.3)	4,560	78.7
Commercial real estate – owner occupied	(1)	(0.1)	39	0.9	1,162	20.1
Construction	(337)	(42.9)	821	18.9	-	-
Residential real estate – investor	(2)	(0.3)	(2)	-	(3)	(0.1)
Residential real estate – owner occupied	(8)	(1.0)	(30)	(0.7)	(9)	(0.2)
Multifamily	-	-	-	-	-	-
HELOC	(10)	(1.3)	(12)	(0.3)	(15)	(0.3)
Other [2]	67	8.6	44	1.0	37	0.7
Net charge–offs (recoveries)	$785	100.0	$4,353	100.0	$5,794	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” segment includes consumer and overdrafts.

Net charge offs, reported in the above table, reflect continuing management attention to credit quality and remediation efforts. The net charge offs for the second quarter of 2025 were primarily due to a $1.1 million charge off on a large commercial loan. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

Classified loans include nonaccrual loans and accruing substandard and doubtful loans. Classified assets include classified loans, OREO, and repossessed assets. Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected. Loans classified as doubtful have all the weaknesses inherent as those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table shows classified assets by segment for the following periods.

				June 30, 2025
Classified Assets	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Commercial	$23,354	$24,748	$19,142	(5.6)	22.0
Leases	1,346	523	284	157.4	373.9
Commercial real estate – investor	14,752	14,489	36,939	1.8	(60.1)
Commercial real estate – owner occupied	51,335	27,619	48,387	85.9	6.1
Construction	1,624	19,351	5,740	(91.6)	(71.7)
Residential real estate – investor	1,201	1,690	1,343	(28.9)	(10.6)
Residential real estate – owner occupied	1,707	1,851	2,734	(7.8)	(37.6)
Multifamily	1,099	1,165	6,810	(5.7)	(83.9)
HELOC	1,180	547	1,025	115.7	15.1
Other	22	10	1	120.0	N/M
Total classified loans	97,620	91,993	122,405	6.1	(20.2)
Other real estate owned	6,486	21,617	6,920	(70.0)	(6.3)
Repossessed Assets [1]	234	484	-	(51.7)	N/M
Total classified assets	$104,340	$114,094	$129,325	(8.5)	(19.3)

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans increased $5.6 million and classified assets decreased $9.8 million as of June 30, 2025, from December 31, 2024, respectively. The increase in classified loans since December 31, 2024, is due to additions to classified loans of $36.5 million, offset by   outflows of $30.9 million which consisted of $11.9 million of loans paid off, $6.6 million of classified loans upgraded, $5.9 million of principal reductions through payments and partial charge offs, $1.5 million of loans charged off, and $5.0 million transferred into OREO. Classified assets decreased primarily due to the OREO outflows of $19.5 million on four OREO sales during the first six months of 2025. The $25.0 million decrease in classified assets compared to June 30, 2024, is primarily due to a classified loan decrease of $24.8 million. Classified loans since June 30, 2024, had outflows of $114.4 million which consisted of $41.9 million of loans paid off, $33.6 million of classified loans upgraded, $1.6 million of loans charged off, $18.8 million of net principal reductions and partial charge offs, and $19.2 million transferred to OREO. The outflows are offset by additions of $89.6 million of loans from June 30, 2024. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 14.91% for the period ended June 30, 2025, compared to 17.45% as of December 31, 2024, and 18.98% as of June 30, 2024.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At June 30, 2025, our ACL on loans totaled $43.0 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.3 million. In the second quarter of 2025, we recorded provision expense on loans of $2.2 million, primarily due to credit migration to special mention or worse in commercial and commercial real estate segments, which led to higher loss rates in the pooled loan segments. One large commercial charge off in the amount of $1.1 million makes up the majority of second quarter total. This amount was already reserved for as of March 31, 2025, as a specific allocation.  Further, we recorded a $277,000 provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $2.5 million net impact to the provision for credit losses for the second quarter of 2025.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $43.0 million as of June 30, 2025, $43.6 million as of December 31, 2024, and $42.3 million as of June 30, 2024. Our ACL on loans to total loans was 1.08% as of June 30, 2025, 1.10% as of December 31, 2024, and 1.06% as of June 30, 2024. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2024 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024
Allowance at beginning of period	$41,551	$43,619	$44,113	$43,619	$44,264
Charge–offs:
Commercial	1,125	3,446	3	4,571	18
Leases	-	107	81	107	81
Commercial real estate – investor	-	-	4,580	-	4,596
Commercial real estate – owner occupied	-	47	1,281	47	5,168
Construction	13	821	-	834	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	-	-	-	-
Other [1]	94	108	66	202	136
Total charge–offs	1,232	4,529	6,011	5,761	9,999
Recoveries:
Commercial	32	32	22	64	95
Leases	3	14	-	17	40
Commercial real estate – investor	14	14	20	28	103
Commercial real estate – owner occupied	1	8	119	9	138
Construction	350	-	-	350	-
Residential real estate – investor	2	2	3	4	5
Residential real estate – owner occupied	8	30	9	38	17
Multifamily	-	-	-	-	-
HELOC	10	12	15	22	32
Other [1]	27	64	29	91	80
Total recoveries	447	176	217	623	510
Net charge-offs	785	4,353	5,794	5,138	9,489
Provision for credit losses on loans [2]	2,224	2,285	3,950	4,509	7,494
Allowance at end of period	$42,990	$41,551	$42,269	$42,990	$42,269

Average total loans (exclusive of loans held–for–sale)	$3,958,330	$3,957,730	$3,957,454	$3,958,032	$3,988,403
Net charge–offs to average loans	0.08%	0.45%	0.59%	0.26%	0.48%

1 The “Other” segment includes consumer loans and overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 133.3% as of June 30, 2025, which was an increase from the coverage ratio of 119.4% as of March 31, 2025, and an increase from 90.2% as of June 30, 2024.  Net charge-offs to average loans have remained relatively stable over the past year, at 0.08% for the quarter ended June 30, 2025, 0.45% for the quarter ended March 31, 2025, and 0.59% for the quarter ended June 30, 2024.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2025, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2025, OREO totaled $6.5 million, reflecting a decrease of $15.1 million from $21.6 million at December 31, 2024, and a decrease of $434,000 from $6.9 million at June 30, 2024. There were two property sales totaling $1.2 million during the second quarter of 2025. Valuation write-downs of $157,000 were recorded related to adjustments for updated appraisals on properties held. Valuation write-downs totaling $1.8 million occurred in the fourth quarter of 2024 and there were no valuation adjustments in the second quarter of 2024.

				June 30, 2025
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Balance at beginning of period	$2,878	$8,202	$5,123	(64.9)	(43.8)
Property additions, net of transfer adjustments	4,989	16,441	3,388	(69.7)	47.3
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,224	1,254	1,591	(2.4)	(23.1)
Period valuation adjustments	157	1,772	-	(91.1)	100.0
Balance at end of period	$6,486	$21,617	$6,920	(70.0)	(6.3)

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future. These valuations are reversed when the property is sold.

OREO Properties by Type
(Dollars in thousands)	June 30, 2025		December 31, 2024		June 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Vacant land	$-	-%	$197	1%	$197	3%
Commercial property	6,486	100	21,420	99	6,723	97
Total other real estate owned	$6,486	100%	$21,617	100%	$6,920	100%

Deposits and Borrowings

				June 30, 2025
Deposits	As of			Percent Change From
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Noninterest bearing demand	$1,704,083	$1,704,920	$1,728,487	(0.0)	(1.4)
Savings	929,424	932,201	908,826	(0.3)	2.3
NOW accounts	640,607	621,434	557,469	3.1	14.9
Money market accounts	830,204	761,499	695,131	9.0	19.4
Certificates of deposit of less than $100,000	324,571	352,526	304,195	(7.9)	6.7
Certificates of deposit of $100,000 through $250,000	241,774	270,837	223,137	(10.7)	8.4
Certificates of deposit of more than $250,000	127,776	125,314	104,483	2.0	22.3
Total deposits	$4,798,439	$4,768,731	$4,521,728	0.6	6.1

Total deposits were $4.80 billion at June 30, 2025, which reflects a $29.7 million increase from total deposits of $4.77 billion at December 31, 2024, and an increase of $276.7 million from total deposits of $4.52 billion at June 30, 2024. The increase in deposits at June 30, 2025, compared to December 31, 2024, was primarily due to increases in NOW accounts of $19.2 million and money market accounts of $68.7 million. These increases were partially offset by a decrease of $54.6 million in time deposits. The increase in deposits at June 30, 2025, compared to June 30, 2024, stemmed from both the FRME branch acquisition and legacy deposit account seasonal increases, and was primarily related to increases in savings accounts of $20.6 million, NOW accounts of $83.1 million, money market accounts of $135.1 million, and time deposits of $62.3 million, partially offset by a decrease in noninterest bearing deposits of $24.4 million. Total quarterly average deposits increased $274.0 million, or 6.0%, in the year over year period, driven by an increase in average money market accounts of $141.6 million, time deposits of $85.2 million, and NOW accounts of $82.8 million, which was partially offset by a decrease in average noninterest bearing deposits of $40.3 million. The overall increase in quarterly average deposits for the year over year period was primarily due to the acquisition of the FRME branches.

The following table presents estimated insured and uninsured deposits at June 30, 2025, and December 31, 2024, by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	June 30, 2025				December 31, 2024
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,704,083	$1,106,864	$597,219	-%	$1,704,920	$1,128,877	$576,043	-%
Savings	929,424	868,062	61,362	0.41	932,201	873,668	58,533	0.34
NOW accounts	640,607	457,681	182,926	0.41	621,434	468,781	152,653	0.50
Money market accounts	830,204	513,025	317,179	1.80	761,499	496,293	265,206	1.70
Time deposits	694,121	580,590	113,531	2.65	748,677	638,140	110,537	3.21
Total	$4,798,439	$3,526,222	$1,272,217	0.83%	$4,768,731	$3,605,759	$1,162,972	0.83%

Collateralized public funds	$240,893	$16,839	$224,054		$217,358	$16,557	$200,801

Deposits increased 0.6% for the six months ended June 30, 2025, compared to December 31, 2024, due to new acquired deposits and seasonal inflow from Public Funds. Time deposit maturities continue to migrate into market priced money market accounts. Insured deposits are mildly lower due to an increase of higher balance commercial accounts.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $47.3 million at June 30, 2025, a $10.6 million, or 28.9% increase from $36.7 million at December 31, 2024, and an increase of $710,000, or 1.5%, from June 30, 2024. There were no outstanding short-term FHLBC borrowings as of June 30, 2025, and the outstanding balance of our short-term FHLBC borrowings was $20.0 million as of December 31, 2024, and $330.0 million as of June 30, 2024. The large decrease in short-term FHLB advances is due to an influx of cash resulting from the acquisition of the five FRME branches on December 6, 2024, which allowed us to utilize the purchased deposits for lower cost funding.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of June 30, 2025, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.48% as of June 30, 2025, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of June 30, 2025, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance costs.

Capital

As of June 30, 2025, total stockholders’ equity was $718.6 million, which was an increase of $47.6 million from $671.0 million as of December 31, 2024. This increase was largely attributable to net income of $41.7 million in the first six months of 2025, partially offset by $5.4 million of dividends paid to our common stockholders. In addition, total stockholders’ equity as of June 30, 2025, increased over December 31, 2024, due to a reduction in unrealized net losses on available-for-sale securities and swaps, which contributed to the overall decrease in accumulated other comprehensive loss of $10.3 million in the first six months of 2025, due to changes in market interest rates. Total stockholders’ equity as of June 30, 2025, increased $99.3 million compared to June 30, 2024, primarily due to net income year over year and the decrease in accumulated other comprehensive loss of $23.3 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2025	2024	2024
The Company
Common equity tier 1 capital ratio	7.00%	N/A	13.77%	12.82%	12.41%
Total risk-based capital ratio	10.50	N/A	16.55	15.54	15.12
Tier 1 risk-based capital ratio	8.50	N/A	14.31	13.34	12.94
Tier 1 leverage ratio	4.00	N/A	11.83	11.30	10.96

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	14.02%	12.89%	13.50%
Total risk-based capital ratio	10.50	10.00	14.99	13.82	14.42
Tier 1 risk-based capital ratio	8.50	8.00	14.02	12.89	13.50
Tier 1 leverage ratio	4.00	5.00	11.59	10.90	11.43

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of June 30, 2025, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 11.88% at December 31, 2024, to 12.61% at June 30, 2025. Our GAAP tangible common equity to tangible assets ratio was 10.83% at June 30, 2025, compared to 10.04% as of December 31, 2024. Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 10.11% at December 31, 2024, to 10.90% at June 30, 2025, primarily due to an increase in tangible common equity at a faster pace than tangible assets in the first six months of 2025. The increase in tangible common equity from December 31, 2024, to June 30, 2025, was primarily due to an increase in retained earnings of $36.3 million and a reduction of $10.3 million in unrealized losses in AOCI.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	June 30, 2025		December 31, 2024
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$718,649	$718,649	$671,034	$671,034
Less: Goodwill and intangible assets	113,204	113,204	115,291	115,291
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	3,994	N/A	4,406
Adjusted goodwill and intangible assets	113,204	109,210	115,291	110,885
Tangible common equity	$605,445	$609,439	$555,743	$560,149
Tangible assets
Total assets	$5,701,294	$5,701,294	$5,649,377	$5,649,377
Less: Adjusted goodwill and intangible assets	113,204	109,210	115,291	110,885
Tangible assets	$5,588,090	$5,592,084	$5,534,086	$5,538,492

Common equity to total assets	12.61%	12.61%	11.88%	11.88%
Tangible common equity to tangible assets	10.83%	10.90%	10.04%	10.11%

N/A - Not applicable

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. Through the second quarter of 2025, we experienced an increase in both loans and deposits. We managed the change in our funding through a reduction in average borrowings from the FHLBC through June 30, 2025, compared to the prior year like period. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of June 30, 2025, our cash on hand liquidity totaled $141.8 million, an increase of $42.4 million over cash balances held as of December 31, 2024.

Net cash inflows from operating activities were $42.1 million during the first six months of 2025, compared with net cash inflows of $59.0 million in the same period of 2024.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, resulted in outflows for both the first six months of 2025 and 2024. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the six months ended June 30, 2025, and a source of inflows for the like period of 2024. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $13.4 million in the six months ended June 30, 2025, compared to net cash inflows of $70.8 million in the same period in 2024. In the first six months of 2025, securities transactions accounted for net outflows of $3.0 million, and the principal change on loans accounted for net outflows of $27.3 million. In the first six months of 2024, securities transactions accounted for net inflows of $19.2 million, and principal on loans funded, net of paydowns, accounted for net inflows of $54.0 million.

Net cash inflows from financing activities in the six months ended June 30, 2025, were $13.8 million, compared with net cash outflows of $109.1 million in the six months ended June 30, 2024. Net deposit inflows in the first six months of 2025 were $30.1 million compared to net deposit outflows of $48.9 million in the first six months of 2024. Other short-term borrowings had $20.0 million of net cash outflows in the first six months of 2025, compared to net cash outflows of $75.0 million for other short-term borrowings in the first six months of 2024. Changes in securities sold under repurchase agreements accounted for inflows of $10.6 million and inflows of $20.1 million for the six months ended June 30, 2025 and 2024, respectively. Dividends paid on our common stock totaled $5.4 million for the six months ended June 30, 2025, and $4.5 million for the six months ended June 30, 2024. The purchase of treasury stock in the first six months of 2025 due to shares acquired with equity award vestings resulted in outflows of $1.5 million, compared to cash outflows of $791,000 in the first six months of 2024 related to shares acquired from equity award vestings.

Cash and cash equivalents for the six months ended June 30, 2025, totaled $141.8 million, as compared to $99.3 million as of December 31, 2024, and $120.9 million as of June 30, 2024. The increase in cash and cash equivalents for the six months ended June 30, 2025, as compared to year end 2024 and June 30, 2024, was primarily attributable to the increase in customer deposits and securities sold under repurchase agreements, partially offset by the increase in our loan and securities portfolios during the first six months of 2025. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes on assets (loans and securities), liabilities (customer deposits and borrowed funds) and off-balance sheet derivatives (interest rate swaps). Fluctuations in interest rates may have a material impact to fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. We believe a financial institution’s ability to effectively tune its interest rate risk profile and strategically position its balance sheet through rate cycles helps sustain the financial performance of the institution.

The Federal Reserve Board (“FRB”) continues to maintain the Federal Funds (“FF”) target rate within the range of 4.25% - 4.50%. FRB officials remain divided—some support holding the current rate, while others view the recently enacted tariffs as a one-time cost with limited long-term impact. The current forward curve reflects expectations for two rate cuts in 2025, consistent with the FRB’s dot plot.

We manage interest rate risk within guidelines established by the asset liability policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at June 30, 2025, and December 31, 2024, are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of June 30, 2025, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should market interest rates rise. Comparatively, we have a slightly more sensitive profile relative to December 31, 2024, should interest rates rise. This reflects a continued build of our cash balance derived from earnings and return of principal in the form of amortizations, maturities, calls, and prepayments.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2025
Dollar change	$(38,313)	$(19,313)	$(9,669)	$9,407	$18,942	$35,733
Percent change	(14.4)%	(7.3)%	(3.6)%	3.5%	7.1%	13.4%

December 31, 2024
Dollar change	$(38,905)	$(19,660)	$(9,740)	$9,513	$19,168	$35,813
Percent change	(15.0)%	(7.6)%	(3.7)%	3.7%	7.4%	13.8%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; we monitor both. The annual U.S. inflation rate for June 2025 trended up to 2.7% versus a softer reading last quarter of 2.4%, Core CPI inched up to 3.0%. With the unprecedented enactment of tariffs across U.S. trade partners, management believes this will eventually flow through, reversing the course of lower inflation. The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits. Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile. Inflation at the levels currently experienced has a minimal impact to our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents our stock repurchases for the quarter ended June 30, 2025.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
April 1, 2025 - April 30, 2025	-	-	-	2,234,896
May 1, 2025 - May 31, 2025	-	-	-	2,234,896
June 1, 2025 - June 30, 2025	-	-	-	2,234,896
Total	-	$-	-	2,234,896

1 We announced our Repurchase Program, which will expire on December 31, 2025, unless further extended as described above, in our Current Report on Form 8-K filed on December 20, 2024, and 2,234,896 shares remained available for repurchase under the Repurchase Program as of June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2025, and December 31, 2024; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: August 7, 2025