Form 10-Q
period 2025-09-30
OLD SECOND BANCORP INC
filed 2025-11-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐        No ☒

As of November 4, 2025, the Registrant has 52,669,224 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second” or the “Company”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements also include expectations regarding the outlook and anticipated strategic and financial benefits resulting from the completed acquisition of Bancorp Financial, Inc. (“Bancorp Financial” or “BFI”). Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, can be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions such as inflation or tariffs that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on the Company’s behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	economic, legislative or regulatory changes, including the impact of changes to Congress and the Office of the President, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as trade disputes, epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, government shutdowns, disruptions in our customers’ supply chains or disruption in transportation and disruptions caused from widespread cybersecurity incidents;
●	changes in trade policy and any related tariffs;

●	the possibility that the anticipated benefits of the acquisition of Bancorp Financial, Inc., which was completed July 1, 2025, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Old Second and Bancorp Financial do business, or as a result of other unexpected factors or events;
●	the impact of purchase accounting with respect to the acquisition of Bancorp Financial, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	reputational risks and potential negative reactions from customers, suppliers, employees or other business partners in response to the acquisition;
●	adverse changes in business or employee relationships resulting from the acquisition and its implementation;
●	the integration of the businesses and operations of Old Second and Bancorp Financial, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results affecting the combined organization;
●	business disruptions or operational challenges that may arise following the acquisition of Bancorp Financial; and
●	each of the factors and risks under the heading “Risk Factors” in our 2024 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$53,099	$52,175
Interest earning deposits with financial institutions	63,426	47,154
Cash and cash equivalents	116,525	99,329
Securities available-for-sale, at fair value	1,157,480	1,161,701
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	28,282	19,441
Loans held-for-sale	1,463	1,556
Loans	5,265,014	3,981,336
Less: allowance for credit losses on loans	75,037	43,619
Net loans	5,189,977	3,937,717
Premises and equipment, net	87,714	87,311
Other real estate owned	6,416	21,617
Mortgage servicing rights, at fair value	9,549	10,374
Goodwill	130,262	93,260
Core deposit intangible ("CDI")	24,927	22,031
Bank-owned life insurance (“BOLI”)	129,057	112,751
Deferred tax assets, net	33,374	26,619
Other assets	76,728	55,670
Total assets	$6,991,754	$5,649,377

Liabilities
Deposits:
Noninterest bearing demand	$1,738,028	$1,704,920
Interest bearing:
Savings, NOW, and money market	2,763,990	2,315,134
Time	1,258,232	748,677
Total deposits	5,760,250	4,768,731
Securities sold under repurchase agreements	24,290	36,657
Other short-term borrowings	165,000	20,000
Junior subordinated debentures	25,774	25,773
Subordinated debentures	59,531	59,467
Notes payable and other borrowings	14,812	-
Other liabilities	75,412	67,715
Total liabilities	6,125,069	4,978,343

Stockholders’ Equity
Common stock	53,015	44,908
Additional paid-in capital	340,108	205,284
Retained earnings	512,131	469,165
Accumulated other comprehensive loss, net	(32,294)	(47,748)
Treasury stock	(6,275)	(575)
Total stockholders’ equity	866,685	671,034
Total liabilities and stockholders’ equity	$6,991,754	$5,649,377

	September 30, 2025	December 31, 2024
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	60,000,000
Shares issued	53,015,496	44,907,619
Shares outstanding	52,664,535	44,873,467
Treasury shares	350,961	34,152

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$91,301	$64,528	$214,850	$189,352
Loans held-for-sale	31	27	92	60
Securities:
Taxable	9,872	9,113	29,058	25,757
Tax exempt	1,235	1,291	3,724	3,889
Dividends from FHLBC and FRBC stock	381	497	1,127	1,716
Interest bearing deposits with financial institutions	1,255	616	4,027	1,851
Total interest and dividend income	104,075	76,072	252,878	222,625
Interest expense
Savings, NOW, and money market deposits	9,043	4,860	19,562	13,214
Time deposits	10,896	5,539	20,233	14,541
Securities sold under repurchase agreements	60	93	184	262
Other short-term borrowings	308	4,185	325	12,080
Junior subordinated debentures	288	270	864	838
Subordinated debentures	547	547	1,639	1,639
Notes payable and other borrowings	158	-	158	-
Total interest expense	21,300	15,494	42,965	42,574
Net interest and dividend income	82,775	60,578	209,913	180,051
Provision for credit losses	19,653	2,000	24,553	9,250
Net interest and dividend income after provision for credit losses	63,122	58,578	185,360	170,801
Noninterest income
Wealth management	3,515	2,787	9,707	8,127
Service charges on deposits	2,920	2,646	8,427	7,569
Secondary mortgage fees	92	84	249	199
Mortgage servicing rights mark to market loss	(389)	(964)	(1,490)	(1,108)
Mortgage servicing income	469	466	1,421	1,467
Net gain on sales of mortgage loans	620	507	1,634	1,289
Securities losses, net	(1)	(1)	(1)	-
Change in cash surrender value of BOLI	1,175	860	2,363	2,852
Death benefit realized on BOLI	430	12	430	905
Card related income	2,739	2,589	7,867	7,542
Other income	1,539	1,595	3,601	3,367
Total noninterest income	13,109	10,581	34,208	32,209
Noninterest expense
Salaries and employee benefits	39,723	24,676	93,666	72,412
Occupancy, furniture and equipment	4,937	3,876	13,962	11,702
Computer and data processing	4,002	2,375	9,042	6,814
FDIC insurance	854	632	2,124	1,915
Net teller & bill paying	691	570	2,019	1,669
General bank insurance	437	320	1,095	941
Amortization of core deposit intangible	1,251	570	3,310	1,724
Advertising expense	545	299	1,032	963
Card related expense	1,708	1,458	4,577	4,058
Legal fees	432	202	1,292	666
Consulting & management fees	2,471	480	3,424	1,613
Other real estate expense, net	128	242	2,036	201
Other expense	5,984	3,608	13,508	10,748
Total noninterest expense	63,163	39,308	151,087	115,426
Income before income taxes	13,068	29,851	68,481	87,584
Provision for income taxes	3,197	6,900	16,958	21,430
Net income	$9,871	$22,951	$51,523	$66,154

Basic earnings per share	$0.19	$0.52	$1.08	$1.48
Diluted earnings per share	0.18	0.50	1.06	1.45
Dividends declared per share	0.06	0.05	0.18	0.15

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$9,871	$22,951	$51,523	$66,154

Unrealized holding gains on available-for-sale securities arising during the period	6,948	26,390	20,893	27,919
Related tax expense	(1,947)	(7,389)	(5,851)	(7,817)
Holding gains, after tax, on available-for-sale securities	5,001	19,001	15,042	20,102

Less: Reclassification adjustment for the net gains realized during the period
Net realized losses	(1)	(1)	(1)	-
Net realized losses, after tax	(1)	(1)	(1)	-
Other comprehensive income on available-for-sale securities	5,002	19,002	15,043	20,102

Changes in fair value of derivatives used for cash flow hedges	179	1,899	569	3,145
Related tax expense	(49)	(532)	(158)	(866)
Other comprehensive income on cash flow hedges	130	1,367	411	2,279

Total other comprehensive income	5,132	20,369	15,454	22,381
Total comprehensive income	$15,003	$43,320	$66,977	$88,535

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, July 1, 2024	$(59,490)	$(1,279)	$(60,769)
Other comprehensive income, net of tax	19,002	1,367	20,369
Balance, September 30, 2024	$(40,488)	$88	$(40,400)

Balance, July 1, 2025	$(39,371)	$1,945	$(37,426)
Other comprehensive income, net of tax	5,002	130	5,132
Balance, September 30, 2025	$(34,369)	$2,075	$(32,294)

For the Nine Months Ended
Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	20,102	2,279	22,381
Balance, September 30, 2024	$(40,488)	$88	$(40,400)

Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income, net of tax	15,043	411	15,454
Balance, September 30, 2025	$(34,369)	$2,075	$(32,294)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$51,523	$66,154
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,398	2,113
Securities losses, net	1	-
Provision for credit losses	24,553	9,250
Originations of loans held-for-sale	(55,547)	(38,773)
Proceeds from sales of loans held-for-sale	56,624	38,468
Net gains on sales of mortgage loans	(1,634)	(1,289)
Mortgage servicing rights mark to market loss	1,490	1,108
Net accretion of discount on loans	(1,771)	(365)
Net change in cash surrender value of BOLI	(2,363)	(2,852)
Net losses (gains) on sale of other real estate owned	160	(259)
Provision for other real estate owned valuation losses	681	-
Depreciation of fixed assets and amortization of leasehold improvements	4,464	4,169
Amortization of operating lease right-of-use asset	1,073	814
Net gains on disposal and transfer of fixed assets	(457)	-
Amortization of core deposit intangibles	3,310	1,724
Change in current income taxes receivable	(4,568)	5,137
Deferred tax (benefit) expense	(6,755)	362
Change in accrued interest receivable and other assets	3,119	4,113
Accretion of purchase accounting adjustment on time deposits	(609)	(128)
Amortization of junior subordinated debentures issuance costs	1	-
Change in accrued interest payable and other liabilities	73	14,775
Payments on operating lease payable	(829)	(69)
Stock based compensation	4,087	3,085
Net cash provided by operating activities	78,024	107,537
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	200,648	203,013
Proceeds from sales of securities available-for-sale	125,892	5,331
Purchases of securities available-for-sale	(183,758)	(180,563)
Net (purchases) redemptions of FHLBC/FRBC stock	(6,883)	3,150
Net change in loans	(85,358)	38,478
Purchases of BOLI policies	(460)	(460)
Proceeds from claims on BOLI, net of claims receivable	433	1,236
Proceeds from sales of other real estate owned, net of participations	19,349	1,850
Proceeds from disposition of premises and equipment	1,593	-
Net purchases of premises and equipment	(3,624)	(8,638)
Cash received from acquisition, net	10,529	-
Net cash provided by investing activities	78,361	63,397
Cash flows from financing activities
Net change in deposits	(240,394)	(105,194)
Net change in securities sold under repurchase agreements	(12,367)	27,396
Net change in other short-term borrowings	129,500	(70,000)
Dividends paid on common stock	(8,552)	(6,723)
Purchase of treasury stock	(7,376)	(791)
Net cash used in financing activities	(139,189)	(155,312)
Net change in cash and cash equivalents	17,196	15,622
Cash and cash equivalents at beginning of period	99,329	100,145
Cash and cash equivalents at end of period	$116,525	$115,767

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
(unaudited)	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, July 1, 2024	$44,908	$204,012	$432,037	$(60,769)	$(853)	$619,335
Net income			22,951			22,951
Other comprehensive income, net of tax				20,369		20,369
Dividends declared on common stock, ($0.05 per share)			(2,243)			(2,243)
Vesting of restricted stock		(21)			21	-
Stock based compensation		978				978
Balance, September 30, 2024	$44,908	$204,969	$452,745	$(40,400)	$(832)	$661,390

Balance, July 1, 2025	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649
Net income			9,871			9,871
Other comprehensive income, net of tax				5,132		5,132
Dividends declared on common stock, ($0.06 per share)			(3,159)			(3,159)
Acquisition, Bancorp Financial	7,921	132,599				140,520
Vesting of restricted stock		(254)			254	-
Stock based compensation		1,556				1,556
Purchase of treasury stock from stock repurchase program					(5,884)	(5,884)
Balance, September 30, 2025	$53,015	$340,108	$512,131	$(32,294)	$(6,275)	$866,685

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Nine Months Ended

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			66,154			66,154
Other comprehensive income, net of tax				22,381		22,381
Dividends declared on common stock, ($0.15 per share)			(6,720)			(6,720)
Vesting of restricted stock	203	(339)			136	-
Stock based compensation		3,085				3,085
Purchase of treasury stock from taxes withheld on stock awards					(791)	(791)
Balance, September 30, 2024	$44,908	$204,969	$452,745	$(40,400)	$(832)	$661,390

Balance, January 1, 2025	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income			51,523			51,523
Other comprehensive income, net of tax				15,454		15,454
Dividends declared on common stock, ($0.18 per share)			(8,557)			(8,557)
Acquisition, Bancorp Financial	7,921	132,599				140,520
Vesting of restricted stock	186	(1,862)			1,676	-
Stock based compensation		4,087				4,087
Purchase of treasury stock from taxes withheld on stock awards					(1,492)	(1,492)
Purchase of treasury stock from stock repurchase program					(5,884)	(5,884)
Balance, September 30, 2025	$53,015	$340,108	$512,131	$(32,294)	$(6,275)	$866,685

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2024. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Refer to Changes in Significant Accounting Policies within this Form 10-Q for a description of policies impacted by the acquisition of Bancorp Financial.

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

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

As of July 1, 2025, and as a result of the acquisition of Bancorp Financial, the Company amended its past due and nonaccrual loan policy disclosed in Note 1 of the December 31, 2024, Form 10-K to include a description of the retail non-real estate lending policy. The policy is amended as retail loans secured by collateral other than real estate that become past due 120 cumulative days from the contractual due date should generally be classified as a loss and charged off. In lieu of charging off the entire loan balance, loans with non-real estate collateral may be written down to the value of the collateral, less cost to sell, if repossession of collateral has occurred and collateral is in the Bank’s possession. Retail non-real estate loans covered by this policy include those disclosed within the other and powersport portfolios.

There are a variety of modification programs for the powersport portfolio (Holiday, Disaster, Military), of which most are defined within the contractual agreement.  Exceptions are made outside of these programs in instances where there is a hardship. The Bank has elected to report the following as modifications to borrowers in financial difficulty: 1) modifications to borrowers who have filed bankruptcy, and 2) modifications for more than three months or more than four times in the last 12 months.

As a result of the acquisition, the Company also amended the policy for allowance for credit losses to incorporate the utilization of the vintage methodology on the powersport portfolio.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Subsequent Events

Dividends

On October 21, 2025, our Board of Directors declared a cash dividend of $0.07 per share of common stock payable on November 10, 2025, to stockholders of record as of October 31, 2025; dividends of $3.7 million will be paid to stockholders on November 10, 2025.

Note 2 – Acquisition

Completed Acquisitions

Bancorp Financial

On July 1, 2025, the Company completed its acquisition of Bancorp Financial and its wholly owned subsidiary, Evergreen Bank Group, based in Oakbrook, Illinois, with operations throughout our existing market footprint as well as Nevada.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $1.43 billion of assets, $1.19 billion of loans, $119.1 million of securities, and $1.23 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of Bancorp Financial common stock was exchanged for 2.5814 shares of the Company’s common stock, plus $15.93 of cash. This resulted in merger consideration of $189.4 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 7.9 million shares of the Company’s common stock and $48.9 million of cash.  Goodwill of $37.0 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of Bancorp Financial has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at July 1, 2025. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments, which can be subject to adjustment for additional information received during the measurement period which cannot extend beyond July 1, 2026.  None of the $37.0 million of goodwill recorded is expected to be deductible for income tax purposes.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. While the Bank believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided during the fourth quarter of 2025 which will be utilized to finalize all valuations and record final adjustments during the one year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, (ii) immaterial changes in loan valuations, and (iii) changes in goodwill as a result of the net effect of any adjustments. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table provides the preliminary purchase price allocation as of the July 1, 2025, acquisition date of Bancorp Financial and the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company:

Bancorp Financial Transaction Summary
As of Date of Transaction

July 1, 2025
Assets
Cash and due from banks	$59,385
Securities available-for-sale and held-to maturity, at fair value	119,068
FHLBC stock	1,958
Loans, net of purchase accounting adjustments	1,194,673
Premises and equipment	2,513
Core deposit intangible	6,206
Bank-owned life insurance ("BOLI")	13,916
Deferred tax assets	9,641
Other assets	18,814
Total assets	$1,426,174

Liabilities
Noninterest bearing demand	$73,744
Interest bearing deposits	1,158,778
Total deposits	1,232,522
Short-term borrowings	15,500
Long-term debt	14,800
Deferred tax liabilities	-
Other liabilities	10,978
Total liabilities	1,273,800

Cash consideration paid	48,884
Stock issued for acquisition	140,520
Total consideration	189,404
Total liabilities assumed and cash consideration received for transaction	$1,463,204
Goodwill	$37,030

Expenses related to the Bancorp Financial acquisition totaled $11.8 million for the quarter ended September 30, 2025, and $12.9 million during the nine months ended September 30, 2025, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income. No significant expenses were recognized related to this business combination during the three and nine months ending September 30, 2024.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated (“PCD”) loans. For PCD loans, the initial estimate of expected credit losses was recognized in the allowance for credit losses (“ACL”) on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans purchased as part of the Bancorp Financial acquisition which were individually evaluated and determined to be PCD loans at acquisition.

As of
Bancorp Financial Acquired PCD Loans	July 1, 2025
Par value of acquired loans	$89,870
Allowance for credit losses	(17,540)
Non-credit premium	722
Purchase price of PCD loans at acquisition	$73,052

The Company's operating results for the three and nine months ended September 30, 2025, includes the operating results of the acquired assets and assumed liabilities of Bancorp Financial subsequent to the acquisition on July 1, 2025. The following table presents pro forma information as if the acquisition of Bancorp Financial had occurred on January 1, 2024, under the pro forma presentation. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2024. Pro forma results include Old Second and Bancorp Financial acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, and other expenses totaling $12.9 million for the nine months ended September 30, 2025. Additionally for the three months ended September 30, 2025, we recorded $1.2 million of loan accretion, $13.2 million of Day 2 provision for credit losses, and CDI amortization of $233,000 specific to this acquisition. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Bancorp Financial on January 1, 2024. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income	$82,775	$75,221	$242,611	$222,009
Noninterest income	13,109	11,278	35,841	34,061
Net income attributable to Old Second Bancorp, Inc.	29,586	25,125	80,941	42,622

First Merchants

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

The Company recorded the estimate of fair value based on initial valuations available at December 6, 2024. Based on final valuations, $13.3 million of core deposit intangible was recorded. Goodwill of $6.8 million was ultimately recorded from the branch purchase transaction. None of the $6.8 million of goodwill recorded is expected to be deductible for income tax purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table provides the purchase price allocation as of the December 6, 2024, branch purchase transaction with FRME, including the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company:

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

Expenses related to the FRME branch transaction totaled $164,000 and $471,000 through the nine months ended September 30, 2025, and the nine months ended September 30, 2024, respectively. The expenses related to the transaction are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

All acquired loans are considered non-PCD as none of the loans met the definition of a purchase credit deteriorated loan.

Note 3 – Securities

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered non-marketable equity investments. FHLBC stock was recorded at $8.2 million as of September 30, 2025, and $4.5 million as of December 31, 2024. FRBC stock was recorded at $20.1 million at September 30, 2025, and $14.9 million at December 31, 2024. Our FHLBC stock is necessary to maintain access to FHLBC advances.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2025, and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$189,140	$1,530	$-	$190,670
U.S. government agencies	38,716	-	(452)	38,264
U.S. government agencies mortgage-backed	100,957	-	(7,906)	93,051
States and political subdivisions	218,851	334	(8,510)	210,675
Collateralized mortgage obligations	410,239	1,211	(33,214)	378,236
Asset-backed securities	48,767	389	(1,354)	47,802
Collateralized loan obligations	197,860	304	(66)	198,098
Equity securities	684	-	-	684
Total securities available-for-sale	$1,205,214	$3,768	$(51,502)	$1,157,480

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,902	$700	$(459)	$194,143
U.S. government agencies	39,202	-	(1,388)	37,814
U.S. government agencies mortgage-backed	112,241	-	(11,964)	100,277
States and political subdivisions	226,969	264	(11,777)	215,456
Collateralized mortgage obligations	411,170	647	(43,201)	368,616
Asset-backed securities	64,215	69	(1,981)	62,303
Collateralized loan obligations	182,629	472	(9)	183,092
Total securities available-for-sale	$1,230,328	$2,152	$(70,779)	$1,161,701

1 Excludes accrued interest receivable of $7.3 million at September 30, 2025, and $7.1 million at December 31, 2024, that is recorded in other assets on the Consolidated Balance Sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2025, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

At September 30, 2025, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$104,295	3.93%	$104,189
Due after one year through five years	157,181	3.94	157,690
Due after five years through ten years	93,379	2.94	89,505
Due after ten years	91,852	3.21	88,225
	446,707	3.58	439,609
Mortgage-backed and collateralized mortgage obligations	511,196	2.81	471,287
Asset-backed securities	48,767	4.05	47,802
Collateralized loan obligations	197,860	5.74	198,098
Equity securities	684	-	684
Total securities available-for-sale	$1,205,214	3.63%	$1,157,480

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	-	-	8	452	38,264	8	452	38,264
U.S. government agencies mortgage-backed	1	40	10,603	128	7,866	82,448	129	7,906	93,051
States and political subdivisions	11	407	28,365	29	8,103	112,046	40	8,510	140,411
Collateralized mortgage obligations	2	7	3,720	135	33,207	301,071	137	33,214	304,791
Asset-backed securities	6	158	15,163	7	1,196	21,300	13	1,354	36,463
Collateralized loan obligations	7	66	50,925	-	-	-	7	66	50,925
Total securities available-for-sale	27	$678	$108,776	307	$50,824	$555,129	334	$51,502	$663,905

	Less than 12 months			12 months or more
December 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	4	$72	$49,788	1	$387	$49,547	5	$459	$99,335
U.S. government agencies	-	-	-	8	1,388	37,814	8	1,388	37,814
U.S. government agencies mortgage-backed	1	447	10,296	128	11,517	89,981	129	11,964	100,277
States and political subdivisions	31	455	85,457	27	11,322	111,308	58	11,777	196,765
Collateralized mortgage obligations	3	24	5,107	139	43,177	328,708	142	43,201	333,815
Asset-backed securities	2	4	1,068	13	1,977	50,198	15	1,981	51,266
Collateralized loan obligations	4	8	31,440	1	1	227	5	9	31,667
Total securities available-for-sale	45	$1,010	$183,156	317	$69,769	$667,783	362	$70,779	$850,939

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

The following table presents net realized gains (losses) on securities available-for-sale for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2025	2024	2025	2024
Proceeds from sales of securities [1]	$125,892	$-	$125,892	$5,331
Gross realized gains on securities	-	-	-	1
Gross realized losses on securities	(1)	(1)	(1)	(1)
Net realized losses	$(1)	$(1)	$(1)	$-
Income tax benefit on net realized losses	$-	$-	$-	$-
Effective tax rate applied	0.0	0.0	0.0	N/M

1 Includes $118.4 million of proceeds on the sale of securities acquired from Bancorp Financial, which is a  reflection of the fair value on the acquisition date.

N/M – Not meaningful.

As of September 30, 2025, securities valued at $677.7 million were pledged for borrowings and for other purposes, a decrease from $717.5 million of securities pledged at year end 2024.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major classifications of loans were as follows:

	September 30, 2025	December 31, 2024
Commercial	$786,095	$800,476
Leases	550,201	491,748
Commercial real estate – investor	1,257,328	1,078,829
Commercial real estate – owner occupied	680,412	683,283
Construction	176,387	201,716
Residential real estate – investor	69,362	49,598
Residential real estate – owner occupied	231,547	206,949
Multifamily	378,213	351,325
HELOC	234,885	103,388
Powersport	715,498	-
Other [1]	185,086	14,024
Total loans	5,265,014	3,981,336
Allowance for credit losses on loans	(75,037)	(43,619)
Net loans [2]	$5,189,977	$3,937,717

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $24.2 million and $17.5 million at September 30, 2025, and December 31, 2024, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 57.5% and 67.2% of the portfolio at September 30, 2025, and December 31, 2024, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2025 and 2024:

		Allowance	Provision for
	Beginning	Established for	(Release of)			Ending
Allowance for credit losses	Balance	PCD Loans	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended September 30, 2025
Commercial	$7,185	$37	$3,505	$452	$67	$10,342
Leases	2,280	-	971	848	-	2,403
Commercial real estate – investor	16,922	1,954	2,086	-	15	20,977
Commercial real estate – owner occupied	7,748	-	682	-	2	8,432
Construction	2,879	-	(1,412)	-	46	1,513
Residential real estate – investor	565	-	200	-	2	767
Residential real estate – owner occupied	1,926	309	(337)	-	7	1,905
Multifamily	1,707	-	204	181	-	1,730
HELOC	1,770	128	1,750	-	19	3,667
Powersport	-	10,431	9,555	3,685	705	17,006
Other	8	4,681	2,411	880	75	6,295
Total	$42,990	$17,540	$19,615	$6,046	$938	$75,037

1 Amount does not include the provision for unfunded commitment liability.

		Allowance	Provision for
	Beginning	Established for	(Release of)			Ending
Allowance for credit losses	Balance	PCD Loans	Credit Losses [1]	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2025
Commercial	$7,813	$37	$7,384	$5,023	$131	$10,342
Leases	2,136	-	1,205	955	17	2,403
Commercial real estate – investor	14,528	1,954	4,452	-	43	20,977
Commercial real estate – owner occupied	10,036	-	(1,568)	47	11	8,432
Construction	3,581	-	(1,630)	834	396	1,513
Residential real estate – investor	553	-	208	-	6	767
Residential real estate – owner occupied	1,509	309	42	-	45	1,905
Multifamily	1,876	-	35	181	-	1,730
HELOC	1,578	128	1,920	-	41	3,667
Powersport	-	10,431	9,555	3,685	705	17,006
Other	9	4,681	2,521	1,082	166	6,295
Total	$43,619	$17,540	$24,124	$11,807	$1,561	$75,037

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

At September 30, 2025, our allowance for credit losses (“ACL”) on loans totaled $75.0 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.3 million. In relation to the acquisition, we recorded a Day One purchase accounting credit mark of $17.5 million on PCD loans and a Day Two non-PCD provision expense of $13.2 million based on our assessment of the acquired loans. During the first nine months of 2025, we recorded net provision for credit losses on loans and unfunded commitments of $24.6 million. Excluding the Day Two provision the remaining provision is driven by charge offs, downgrades in both the commercial and commercial real estate-investor classifications, and additional provision on powersports.  The ACL on loans excludes an allowance for unfunded commitments of $2.3 million as of September 30, 2025, $1.9 million as of December 31, 2024, and $2.5 million as of September 30, 2024, which is recorded within other liabilities on the Consolidated Balance Sheets.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-value ratios. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $29.8 million and $26.2 million of collateral dependent loans secured by real estate or business assets as of September 30, 2025, and December 31, 2024, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables present the collateral dependent loans and the related ACL allocated by classification of loans as of September 30, 2025, and December 31, 2024:

		Accounts			ACL
September 30, 2025	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$8,064	$2,636	$10,700	$954
Leases	-	-	-	-	-
Commercial real estate – investor	2,819	-	-	2,819	2,819
Commercial real estate – owner occupied	14,422	-	-	14,422	2,078
Construction	-	-	-	-	-
Residential real estate – investor	27	-	-	27	-
Residential real estate – owner occupied	1,025	-	-	1,025	-
Multifamily	783	-	-	783	-
HELOC	53	-	-	53	-
Powersport	-	-	-	-	-
Other	-	-	-	-	-
Total	$19,129	$8,064	$2,636	$29,829	$5,851

		Accounts			ACL
December 31, 2024	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$6,491	$-	$6,491	$2,448
Leases	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	1,644	-
Commercial real estate – owner occupied	10,018	-	-	10,018	3,951
Construction	5,800	-	-	5,800	792
Residential real estate – investor	404	-	-	404	-
Residential real estate – owner occupied	1,056	-	-	1,056	-
Multifamily	836	-	-	836	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$19,758	$6,491	$-	$26,249	$7,191

Aged analysis of past due loans by classifications of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$4,994	8	3,157	8,159	777,936	$786,095	$2,121
Leases	725	857	822	2,404	547,797	550,201	-
Commercial real estate – investor	55	76	-	131	1,257,197	1,257,328	-
Commercial real estate – owner occupied	2,760	838	19,441	23,039	657,373	680,412	9,284
Construction	-	176	344	520	175,867	176,387	-
Residential real estate – investor	-	-	207	207	69,155	69,362	-
Residential real estate – owner occupied	299	1,745	521	2,565	228,982	231,547	-
Multifamily	-	783	285	1,068	377,145	378,213	-
HELOC	878	399	434	1,711	233,174	234,885	101
Powersport	10,794	3,373	2,230	16,397	699,101	715,498	2,230
Other	417	165	123	705	184,381	185,086	123
Total	$20,922	$8,420	$27,564	$56,906	$5,208,108	$5,265,014	$13,859

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$219	$95	$6,963	$7,277	$793,199	$800,476	$1,397
Leases	1,438	372	352	2,162	489,586	491,748	-
Commercial real estate – investor	2,021	402	-	2,423	1,076,406	1,078,829	-
Commercial real estate – owner occupied	1,123	2,479	43	3,645	679,638	683,283	-
Construction	-	-	5,799	5,799	195,917	201,716	-
Residential real estate – investor	763	-	439	1,202	48,396	49,598	-
Residential real estate – owner occupied	2,489	90	509	3,088	203,861	206,949	-
Multifamily	-	233	1,040	1,273	350,052	351,325	-
HELOC	109	74	202	385	103,003	103,388	39
Other	13	10	-	23	14,001	14,024	-
Total	$8,175	$3,755	$15,347	$27,277	$3,954,059	$3,981,336	$1,436

The table presents all nonaccrual loans as of September 30, 2025, and December 31, 2024:

Nonaccrual loan detail	September 30, 2025	With no ACL	December 31, 2024	With no ACL
Commercial	$11,172	$7,595	$5,591	$497
Leases	1,277	1,277	523	523
Commercial real estate – investor	2,853	34	1,981	1,981
Commercial real estate – owner occupied	13,952	4,968	10,604	1,407
Construction	344	344	5,800	-
Residential real estate – investor	749	749	1,158	1,158
Residential real estate – owner occupied	1,649	1,649	1,653	1,653
Multifamily	1,183	1,183	1,165	1,165
HELOC	934	934	366	366
Powersport	-	-	-	-
Other	13	13	10	10
Total	$34,126	$18,746	$28,851	$8,760

The Company recognized $53,000 and $108,000 of interest on nonaccrual loans during the three months ended and nine months ended September 30, 2025, respectively, and $395,000 and $398,000 of interest on nonaccrual loans during the three months ended and nine months ended September 30, 2024, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison to industry averages, historical payment experience, and current economic trends. This analysis includes loans with outstanding balances or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit residential mortgages, powersports, and other loan categories. Loans with a classified risk rating are reviewed quarterly regardless of size or loan type. The Company uses the following definitions for classified risk ratings:

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit quality indicators by loan classification and contractual loan origination date at September 30, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$199,317	$194,975	$109,119	$32,601	$10,015	$9,669	$177,637	$127	$733,460
Special Mention	-	-	-	115	-	-	1,840	-	1,955
Substandard	-	654	18,731	4,354	1,324	-	25,617	-	50,680
Total commercial	199,317	195,629	127,850	37,070	11,339	9,669	205,094	127	786,095

Leases
Pass	200,242	192,334	$103,263	36,236	13,372	3,175	-	-	548,622
Special Mention	-	-	-	234	68	-	-	-	302
Substandard	-	-	319	958	-	-	-	-	1,277
Total leases	200,242	192,334	103,582	37,428	13,440	3,175	-	-	550,201

Commercial real estate – investor
Pass	244,791	252,083	139,568	275,192	205,147	118,154	6,914	-	1,241,849
Special Mention	91	8,547	-	1,703	54	2,231	-	-	12,626
Substandard	-	-	2,853	-	-	-	-	-	2,853
Total commercial real estate – investor	244,882	260,630	142,421	276,895	205,201	120,385	6,914	-	1,257,328

Commercial real estate – owner occupied
Pass	102,104	75,319	86,232	99,876	115,516	118,278	6,496	-	603,821
Special Mention	-	-	2,534	-	229	1,808	-	-	4,571
Substandard	61	-	19,308	8,034	13,785	30,832	-	-	72,020
Total commercial real estate – owner occupied	102,165	75,319	108,074	107,910	129,530	150,918	6,496	-	680,412

Construction
Pass	23,827	66,885	30,758	41,152	2,180	869	-	-	165,671
Special Mention	-	-	-	9,104	-	-	-	-	9,104
Substandard	-	-	1,268	-	-	344	-	-	1,612
Total construction	23,827	66,885	32,026	50,256	2,180	1,213	-	-	176,387

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – investor
Pass	8,449	6,527	3,817	16,049	15,909	15,882	1,501	-	68,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	479	749	-	-	1,228
Total residential real estate – investor	8,449	6,527	3,817	16,049	16,388	16,631	1,501	-	69,362

Residential real estate – owner occupied
Pass	34,279	13,157	27,570	36,273	30,875	86,558	996	-	229,708
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	153	-	144	1,542	-	-	1,839
Total residential real estate – owner occupied	34,279	13,157	27,723	36,273	31,019	88,100	996	-	231,547

Multifamily
Pass	40,632	41,559	53,958	99,124	81,692	59,993	72	-	377,030
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	121	898	-	164	-	-	1,183
Total multifamily	40,632	41,559	54,079	100,022	81,692	60,157	72	-	378,213

HELOC
Pass	3,213	2,383	1,930	1,771	303	4,643	218,915	-	233,158
Special Mention	-	-	-	-	-	-	189	-	189
Substandard	-	-	-	70	-	251	1,217	-	1,538
Total HELOC	3,213	2,383	1,930	1,841	303	4,894	220,321	-	234,885

Powersport
Pass	282,227	200,639	131,975	70,806	23,227	6,624	-	-	715,498
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Powersport	282,227	200,639	131,975	70,806	23,227	6,624	-	-	715,498

Other
Pass	45,803	34,391	20,731	68,727	2,077	8,795	4,532		185,056
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	-	17	4	-	9	-		30
Total other	45,803	34,391	20,748	68,731	2,077	8,804	4,532	-	185,086

Total loans
Pass	1,184,884	1,080,252	708,921	777,807	500,313	432,640	417,063	127	5,102,007
Special Mention	91	8,547	2,534	11,156	351	4,039	2,029	-	28,747
Substandard	61	654	42,770	14,318	15,732	33,891	26,834	-	134,260
Total loans	$1,185,036	$1,089,453	$754,225	$803,281	$516,396	$470,570	$445,926	$127	$5,265,014

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit quality indicators by loan classification and loan origination date at December 31, 2024, were as follows:

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The gross charge-offs activity by loan type and year of origination for the nine months ended September 30, 2025 and 2024, were as follows:

Nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	$176	$3,452	$-	$1,386	$9	$5,023
Leases	-	-	85	854	-	16	955
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-		-	-	-	47	47
Construction	-	-	-	834	-	-	834
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	181	-	-	-	-	181
HELOC	-	-	-	-	-	-	-
Powersport	589	1,172	896	689	222	117	3,685
Other	-	80	29	166	4	803	1,082
Total	$589	$1,609	$4,462	$2,543	$1,612	$992	$11,807

Nine months ended September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial	$31	$-	$-	$-	$-	$20	$51
Leases	-	-	96	53	-	-	149
Commercial real estate – investor	-	-	4,128	452	16	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	19	5,154
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	-	-	-	-	-	214	214
Total	$31	$-	$4,224	$5,640	$16	$253	$10,164

The Company had $400,000 and $469,000 in residential real estate loans in the process of foreclosure as of September 30, 2025, and December 31, 2024, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were 39 loans modified during the nine-month period ending September 30, 2025, totaling $56.1 million in aggregate, which were experiencing financial difficulty. Of the 39 loans modified in the first nine months of 2025, fourteen loans had also been modified in prior periods. There were thirteen loans modified during the nine-month period ending September 30, 2024, totaling $41.2 million in aggregate, which were experiencing financial difficulty.

The following tables present the amortized costs basis of loans at September 30, 2025, and September 30, 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, and September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended September 30, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Payment Modification [1]	Interest Rate Modification	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$5,025	$-	$1,550	$-	$1,551	$6,174	$14,300	1.8%
Commercial real estate – investor	1,645	-	-	-	-	34	1,679	0.1
Commercial real estate – owner occupied	6,273	-	-	-	-	1,122	7,395	1.1
Multifamily	-	-	-	-	-	-	-	-
HELOC	20	-	-	-	-	-	20	-
Powersport	-	51	-	8	-	-	59	-
Other	-	-	-	-	-	27	27	-
Total	$12,963	$51	$1,550	$8	$1,551	$7,357	$23,480	0.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Nine months ended September 30, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Payment Modification [1]	Interest Rate Modification	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Modifications	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$10,464	$-	$1,550	$-	$1,551	$6,174	$19,739	2.5%
Commercial real estate – investor	1,645	-	-	-	12,251	34	13,930	1.1
Commercial real estate – owner occupied	19,124	-	-	-	-	3,197	22,321	3.3
Multifamily	-	-	-	-	-	-	-	-
HELOC	20	-	-	-	-	-	20	-
	-	51	-	8	-	-	59	-
Other	-	-	-	-	-	27	27	-
Total	$31,253	$51	$1,550	$8	$13,802	$9,432	$56,096	1.1%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Three months ended September 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Payment Modification [1]	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$-	$3,794	$-	$-	$-	$3,794	0.5%
Commercial real estate – investor	12,549	-	-	-	6,886	19,435	1.9
Commercial real estate – owner occupied	12,571	-	-	-	-	12,571	1.8
Multifamily	-	1,204	-	-	-	1,204	0.3
HELOC	-	-	-	-	-	-	-
Total	$25,120	$4,998	$-	$-	$6,886	$37,004	0.9%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Nine months ended September 30, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, Payment Modification, and Principal Reduction	Payment Modification [1]	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$247	$3,794	$-	$-	$-	$4,041	0.5%
Commercial real estate – investor	12,549	-	-	-	6,886	19,435	1.9
Commercial real estate – owner occupied	12,571	-	-	3,258	663	16,492	2.3
Multifamily	-	1,204	-	-	-	1,204	0.3
HELOC	-	-	-	-	-	-	-
Total	$25,367	$4,998	$-	$3,258	$7,549	$41,172	1.0%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of September 30, 2025, and September 30, 2024.

September 30, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$3,520	$-	$1,609	$5,129	$14,610	$19,739
Commercial real estate – investor	-	-	-	-	13,930	13,930
Commercial real estate – owner occupied	2,136	-	19,063	21,199	1,122	22,321
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	20	20
Powersport	-	-	-	-	59	59
Other	-	-	-	-	27	27
Total	$5,656	$-	$20,672	$26,328	$29,768	$56,096

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

September 30, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$5,536	$5,536
Commercial real estate – investor	-	-	-	-	19,435	19,435
Commercial real estate – owner occupied	-	12,505	-	12,505	3,987	16,492
Residential real estate – owner occupied	-	-	-	-	111	111
Multifamily	-	-	-	-	1,204	1,204
HELOC	-	-	-	-	87	87
Total	$-	$12,505	$-	$12,505	$30,360	$42,865

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025, and September 30, 2024. The Company had 16 loans that had a payment modification as of September 30, 2025. One relationship with four loans between commercial and commercial real estate - owner occupied had a payment deferment of two months on each loan, one commercial relationship with three loans has a forbearance agreement of six months, eight loans with reduced monthly payments, and one loan is interest payments only until maturity. The financial impact of these modifications to the Company was immaterial. As of September 30, 2024, there were two loans that had a payment modification. One loan had an increase of monthly payment until maturity and the other loan had a reduction of monthly payment until maturity. The financial impact of these modifications was immaterial.

Three months ended September 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.48	1.50%	6.00
Commercial real estate – investor	8.94	-	-
Commercial real estate – owner occupied	12.94	-	-
HELOC	24.00	-	-
Powersport	14.62	(8.94)	-
Other	24.00	-	-
Total	9.48	1.12%	6.00

Nine months ended September 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.24	1.50%	2.70
Commercial real estate – investor	8.99	(1.00)	-
Commercial real estate – owner occupied	8.36	-	-
HELOC	24.00	-	-
Powersport	14.62	(8.94)	-
Other	24.00	-	-
Total	7.83	(0.75)%	2.70

Three months ended September 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.00	0.50%	-
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	12.46	-	-
Multifamily	60.00	2.75	-
Total	10.05	1.04%	-

Nine months ended September 30, 2024	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.06	0.50%	-
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	12.71	0.15	-
Multifamily	60.00	2.75	-
Total	10.37	0.69%	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2025	2024	2025	2024
Balance at beginning of period	$6,486	$6,920	$21,617	$5,123
Property additions, net of participation sold	-	1,282	4,989	4,670
Less:
Carrying value of property disposals, net of participation sold	-	-	19,509	1,591
Period valuation adjustments	70	-	681	-
Balance at end of period	$6,416	$8,202	$6,416	$8,202

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$562	$118	$1,862	$118
Provision for valuation reserves	70	-	681	-
Reductions taken on sales	-	-	(1,911)	-
Balance at end of period	$632	$118	$632	$118

Expenses related to OREO, net of lease revenue, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss (Gain) on sales, net	$-	$-	$160	$(259)
Provision for valuation reserves	70	-	681	-
Operating expenses	201	321	1,721	673
Less:
Lease revenue	143	79	526	213
Net OREO expense	$128	$242	$2,036	$201

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2025	December 31, 2024
Noninterest bearing demand	$1,738,028	$1,704,920
Savings	1,142,947	932,201
NOW accounts	661,627	621,434
Money market accounts	959,416	761,499
Certificates of deposit of less than $100,000	550,747	352,526
Certificates of deposit of $100,000 through $250,000	459,186	270,837
Certificates of deposit of more than $250,000	248,299	125,314
Total deposits	$5,760,250	$4,768,731

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2025, and December 31, 2024. Junior subordinated debentures are discussed in more detail in Note 8:

	September 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$24,290	$36,657
Other short-term borrowings	165,000	20,000
Junior subordinated debentures[1]	25,774	25,773
Subordinated debentures	59,531	59,467
Other borrowings[2]	14,812	-
Total borrowings	$289,407	$141,897

1 See Note 8: Junior Subordinated Debentures.

2 Long-term FHLBC advance.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $24.3 million at September 30, 2025, and $36.7 million at December 31, 2024. The fair value of the pledged collateral was $74.0 million at September 30, 2025, and $73.6 million at December 31, 2024. At September 30, 2025, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans. There were $165.0 million outstanding short-term FHLBC advances as of September 30, 2025, and the outstanding balance of our short-term FHLBC borrowings was $20.0 million as of December 31, 2024. In addition, the Company assumed $14.8 million in long-term borrowings from the FHLBC with the acquisition Bancorp Financial. FHLBC stock held at September 30, 2025, was valued at $8.2 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.26 billion, which carried a FHLBC-calculated combined collateral value of $834.2 million. The Company had excess collateral of $652.9 million available to secure borrowings at September 30, 2025.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term Secured Overnight Financing Rate (“SOFR”) (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of September 30, 2025, and December 31, 2024, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.43% for the quarter ended September 30, 2025, and 4.17% for the quarter ended September 30, 2024. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of September 30, 2025, and December 31, 2024, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”), to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of September 30, 2025, 1,313,601 shares remained available for issuance under the 2019 Plan.

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

There were 314,886 and 339,235 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2025, and September 30, 2024, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost that has been recorded for the 2019 Plan was $4.2 million for the nine months ended September 30, 2025, and $3.1 million for the nine months ended September 30, 2024.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2025, is as follows:

	September 30, 2025
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	778,278	$14.75
Granted	314,886	18.35
Vested	(279,737)	14.33
Unvested at September 30	813,427	$16.28

Total unrecognized compensation cost of restricted awards was $6.3 million as of September 30, 2025, which is expected to be recognized over a weighted-average period of 1.97 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Weighted-average common shares outstanding	52,686,391	44,850,325	47,597,529	44,818,693
Net income	$9,871	$22,951	$51,523	$66,154
Basic earnings per share	$0.19	$0.52	$1.08	$1.48

Diluted earnings per share:
Weighted-average common shares outstanding	52,686,391	44,850,325	47,597,529	44,818,693
Dilutive effect of unvested restricted awards [1]	823,299	828,815	787,754	809,913
Diluted average common shares outstanding	53,509,690	45,679,140	48,385,283	45,628,606

Net Income	$9,871	$22,951	$51,523	$66,154
Diluted earnings per share	$0.18	$0.50	$1.06	$1.45

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At September 30, 2025, the Bank exceeded those thresholds.

At September 30, 2025, the Bank’s Tier 1 capital leverage ratio was 11.45%, an increase of 55 basis points from December 31, 2024, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.39%, an increase of 57 basis points from December 31, 2024, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2025, and December 31, 2024.

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

At September 30, 2025, and December 31, 2024, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$746,583	12.44%	$420,103	7.00%	N/A	N/A
Old Second National Bank	787,478	13.14	419,509	7.00	$389,544	6.50%
Total capital to risk weighted assets
Consolidated	906,617	15.10	630,429	10.50	N/A	N/A
Old Second National Bank	862,376	14.39	629,253	10.50	599,288	10.00
Tier 1 capital to risk weighted assets
Consolidated	771,583	12.85	510,386	8.50	N/A	N/A
Old Second National Bank	787,478	13.14	509,404	8.50	479,439	8.00
Tier 1 capital to average assets
Consolidated	771,583	11.21	275,320	4.00	N/A	N/A
Old Second National Bank	787,478	11.45	275,101	4.00	343,877	5.00

December 31, 2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$607,294	12.82%	$331,596	7.00%	N/A	N/A
Old Second National Bank	610,285	12.89	331,419	7.00	$307,747	6.50%
Total capital to risk weighted assets
Consolidated	736,492	15.54	497,630	10.50	N/A	N/A
Old Second National Bank	654,484	13.82	497,256	10.50	473,577	10.00
Tier 1 capital to risk weighted assets
Consolidated	632,294	13.34	402,886	8.50	N/A	N/A
Old Second National Bank	610,285	12.89	402,438	8.50	378,765	8.00
Tier 1 capital to average assets
Consolidated	632,294	11.30	223,821	4.00	N/A	N/A
Old Second National Bank	610,285	10.90	223,958	4.00	279,947	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. As of January 1, 2025, the five-year CECL transition was complete. As of September 30, 2025, the above capital measures of the Company do not include a modified CECL transition adjustment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of September 30, 2025, the Bank had capacity to pay dividends of $96.6 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the nine-month period ended September 30, 2025, and September 30, 2024.

Company has certain assets and liabilities measured at fair value. The majority of those assets and liabilities are measured using Level 2 measurement methods. The following is a description of the techniques used to measure all assets and liabilities using Level 2 techniques at fair value as of September 30, 2025, and December 31, 2024:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”),and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Asset-backed collateralized loan obligations(“CLO”), and asset-backed securities (“ABS”) were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices for similar loans.
●	Mortgage banking derivatives, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2025, and December 31, 2024, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$190,670	$-	$-	$190,670
U.S. government agencies	-	38,264	-	38,264
U.S. government agencies mortgage-backed	-	93,051	-	93,051
States and political subdivisions	-	199,234	11,441	210,675
Collateralized mortgage obligations	-	378,236		378,236
Asset-backed securities	-	43,202	4,600	47,802
Collateralized loan obligations	-	198,098	-	198,098
Equity Securities	-	684	-	684
Loans held-for-sale	-	1,463	-	1,463
Mortgage servicing rights	-	-	9,549	9,549
Interest rate derivatives [1]	-	4,281	-	4,281
Mortgage banking derivatives	-	69	-	69
Total	$190,670	$956,582	$25,590	$1,172,842

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,388	$-	$1,388
Total	$-	$1,388	$-	$1,388

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(1,143)
Included in other comprehensive income	(16)	(335)	-
Purchases, issuances, sales, and settlements
Purchases	1,702	-	-
Issuances	-	-	665
Settlements	(340)	(120)	(347)
Ending balance September 30, 2025	$4,600	$11,441	$9,549

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	Nine Months Ended September 30, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(98)	(706)
Included in other comprehensive income	(68)	18	-
Purchases, issuances, sales, and settlements
Purchases	1,209	-	-
Issuances	-	-	490
Settlements	(111)	(111)	(402)
Ending balance September 30, 2024	$3,300	$12,868	$9,726

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,441	Discounted Cash Flow	Discount Rate	3.4 -5.0%	4.1%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,600	Discounted Cash Flow	Discount Rate	5.1 - 5.1%	5.1%

Mortgage servicing rights	$9,549	Discounted Cash Flow	Discount Rate	9.0 - 11.0%	10.5%
			Prepayment Speed	1.8 - 37.4%	9.3%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,896	Discounted Cash Flow	Discount Rate	5.3 – 5.4%	5.4%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,254	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$10,374	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 31.5%	6.9%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. The following is a description of the techniques used to measure these assets using Level 3 techniques at fair value as of September 30, 2025, and December 31, 2024:

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

For assets measured at fair value on a nonrecurring basis at September 30, 2025, and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$23,978	$23,978
Other real estate owned, net[2]	-	-	6,416	6,416
Total	$-	$-	$30,394	$30,394

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $29.8 million and a valuation allowance of $5.9 million, resulting in a decrease of specific allocations within the allowance for credit losses on loans of $1.3 million for the nine months ended September 30, 2025.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $6.4 million at September 30, 2025, which is made up of the outstanding balance of $7.0 million, net of a valuation allowance of $632,000.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 13 – Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$53,099	$53,099	$53,099	$-	$-
Interest earning deposits with financial institutions	63,426	63,426	63,426	-	-
Securities available-for-sale	1,157,480	1,157,480	190,670	950,769	16,041
FHLBC and FRBC stock	28,282	28,282	-	28,282	-
Loans held-for-sale	1,463	1,463	-	1,463	-
Net loans	5,189,977	5,136,839	-	-	5,136,839
Mortgage servicing rights	9,549	9,549	-	-	9,549
Interest rate swap and rate cap agreements	4,249	4,249	-	4,249	-
Interest rate lock commitments and forward contracts	69	69	-	69	-
Interest receivable on securities and loans	31,404	31,404	-	31,404	-

Financial liabilities:
Noninterest bearing deposits	$1,738,028	$1,738,028	$1,738,028	$-	$-
Interest bearing deposits	4,022,222	4,015,267	-	4,015,267	-
Securities sold under repurchase agreements	24,290	24,290	-	24,290	-
Other short-term borrowings	165,000	165,000	-	165,000	-
Junior subordinated debentures	25,774	21,393	-	21,393	-
Subordinated debentures	59,531	55,069	-	55,069	-
Note payable and other borrowings	14,812	15,018	-	15,018	-
Interest rate swap and rate cap agreements	1,369	1,369	-	1,369	-
Interest payable on deposits and borrowings	6,627	6,627	-	6,627	-

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There are no interest rate swaps as of September 30, 2025, and $300.0 million as of December 31, 2024, designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. Each of these hedges were executed to pay variable and receive fixed rate cash flows. All of these matured during the third quarter of 2025.

An interest rate swap with a notional amount of $25.8 million as of September 30, 2025, and December 31, 2024, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $274,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of September 30, 2025, and December 31, 2024, were $126.6 million and $121.2 million, respectively. The interest rate cap agreements matured during the third quarter of 2025, and the notional amounts of the agreements with its loan customers was $32.9 million in the aggregate as of December 31, 2024. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At September 30, 2025, and December 31, 2024, the Company had $940,000, and $2.3 million, respectively, of cash collateral pledged with two correspondent financial institutions. The Company held $3.4 million and $5.2 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during the periods presented, respectively. No investment securities were required to be pledged to any correspondent financial institution during 2025 through September 30, 2025, or during 2024. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at September 30, 2025, and December 31, 2024, was $20.5 million and $8.7 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024:

Fair Value of Derivative Instruments

			September 30, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	2,880	Other Liabilities	-
Total derivatives designated as hedging instruments				2,880		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	13	126,623	Other Assets	1,369	Other Liabilities	1,369
Interest rate lock commitments and forward contracts	60	20,547	Other Assets	69	Other Liabilities	-
Other contracts	6	69,397	Other Assets	32	Other Liabilities	19
Total derivatives not designated as hedging instruments				1,470		1,388

			December 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,823	Other Liabilities	1,512
Total derivatives designated as hedging instruments				3,823		1,512

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	13	154,137	Other Assets	1,675	Other Liabilities	1,675
Interest rate lock commitments and forward contracts	30	8,667	Other Assets	55	Other Liabilities	-
Other contracts	5	58,259	Other Assets	28	Other Liabilities	5
Total derivatives not designated as hedging instruments				1,758		1,680

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives designated as hedging instruments totaled $2.1 million as of September 30, 2025, and the gain recognized in AOCI totaled $88,000 as of September 30, 2024. The amount of the loss reclassified from AOCI to net interest income on the Income Statement was $1.7 million for the nine months ended September 30, 2025, and $4.8 million for the nine months ended September 30, 2024.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2025, and December 31, 2024.

The following table is a summary of letter of credit commitments:

	September 30, 2025			December 31, 2024
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$202	$26,293	$26,495	$188	$16,322	$16,510
Performance standby	547	7,418	7,965	552	10,207	10,759
	749	33,711	34,460	740	26,529	27,269
Non-borrower:
Performance standby	-	-	-	-	67	67
Total letters of credit	$749	$33,711	$34,460	$740	$26,596	$27,336

Unused loan commitments:	$170,894	$637,775	$808,669	$163,282	$616,533	$779,815

As of September 30, 2025, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first three quarters of 2025, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.3 million. The resultant increase in the ACL for unfunded commitments of $430,000 for the first nine months of 2025 from $1.9 million as of December 31, 2024, was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, and our financial condition at September 30, 2025, compared to December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2025 and 2024 amounts are unaudited.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois (the “Bank”), we offer a wide range of financial services through our 55 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois. These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services. We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate. We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area. We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

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

On July 1, 2025, we completed our previously announced acquisition of Bancorp Financial, Inc. (“Bancorp Financial”), pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the acquisition, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group, an Illinois-chartered banking corporation and wholly owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

As of July 1, 2025,  Bancorp Financial had approximately $1.43 billion of total assets, $1.19 billion of total loans, and $1.23 billion of total deposits. The consideration paid totaled $189.4 million and consisted of 7.9 million shares of Old Second common stock and $48.9 million of cash. The systems conversion was successfully completed in October 2025.

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

As of September 30, 2025, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Our results of operations for the third quarter of 2025 include three full months of Bancorp Financial operations. Net income for the third quarter of 2025 was $9.9 million, or $0.18 per diluted share, compared to $21.8 million, or $0.48 per diluted share, for the second quarter of 2025, and $23.0 million, or $0.50 per diluted share, for the third quarter of 2024. Net income decreased significantly compared to the prior year like quarter, primarily due to the impact of the Bancorp Financial acquisition legal close and purchase accounting adjustments. Variances included an increase of $23.9 million in noninterest expense, a $17.7 million increase in provision for credit losses, and a $5.8 million increase in interest expense, partially offset by a $28.0 million increase in interest and dividend income, a $2.5 million increase in noninterest income and a $3.7 million decrease in provision for income taxes. Net income in the third quarter of 2025 was negatively impacted by Day Two non-PCD provision for loan losses recorded of $13.2 million, as well as acquisition costs, net of gains on branch sales, of $11.5 million, which primarily increased noninterest expense.  Adjusted net income, a non-GAAP financial measure that excludes Day Two provision for credit loss adjustments, death benefits related to BOLI, mortgage servicing rights mark to market gains or losses, and acquisition related costs, net of gains on branch sales, as applicable, was $28.4 million for the third quarter of 2025, compared to $22.8 million for the second quarter of 2025, and $24.0 million for the third quarter of 2024.

See the discussion entitled “Non-GAAP Financial Measures” on page 50, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents:

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
Net Income
Income before income taxes (GAAP)	$13,068	$29,213	$29,851	$68,481	$87,584
Pre-tax income adjustments:
Provision for credit losses - Day Two	13,153	-	-	13,153	-
Death benefit related to BOLI	(430)	-	(12)	(430)	(905)
MSR losses	389	531	964	1,490	1,108
Acquisition related costs, net of losses on branch sales	11,508	810	471	12,772	471
Adjusted net income before taxes	37,688	30,554	31,274	95,466	88,258
Taxes on adjusted net income [1]	9,325	7,730	7,232	23,675	21,797
Adjusted net income (non-GAAP)	$28,363	$22,824	$24,042	$71,791	$66,461

Basic earnings per share (GAAP)	$0.19	$0.49	$0.52	$1.08	$1.48
Diluted earnings per share (GAAP)	0.18	0.48	0.50	1.06	1.45
Adjusted basic earnings per share (non-GAAP)	0.54	0.50	0.54	1.51	1.47
Adjusted diluted earnings per share (non-GAAP)	0.53	0.50	0.52	1.48	1.45

Total average assets	6,999,253	5,736,706	5,615,142	6,141,612	5,635,699

Adjusted return on average assets (non-GAAP)	1.61%	1.60%	1.70%	1.56%	1.58%

1 Adjusted net income for the quarter ended September 30, 2025, uses a blended income tax rate of 24.74%, which is slightly higher than the effective tax rate utilized for GAAP earnings due to the tax treatment of certain acquisition related costs.

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended September 30, 2025, compared to the like period ended September 30, 2024:

●	Net interest and dividend income was $82.8 million for the third quarter of 2025, compared to $60.6 million for the third quarter of 2024. The increase in net interest and dividend income in the third quarter of 2025 was primarily driven by the acquisition of Bancorp Financial, as well as organic loan growth.

●	We recorded a net provision for credit losses on loans and leases of $19.7 million in the third quarter of 2025, driven by the Day Two non-PCD provision for credit losses of $13.2 million based on our assessment of the acquired loans from Bancorp Financial. The third quarter of 2025 standard provision expense consisted of a $6.5 million provision for credit losses on loans driven by loan growth, current period charge-offs within the powersport and lease portfolios, and a downgrade to substandard on one large commercial credit. Further, we recorded a $38,000 provision for credit losses on unfunded commitments in the third quarter of 2025 based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $2.0 million in the third quarter of 2024.

●	Noninterest income was $13.1 million for the third quarter of 2025, compared to $10.6 million for the third quarter of 2024. Contributing to the higher noninterest income was a $430,000 death benefit realized on BOLI in the third quarter of 2025. Also contributing to the growth in noninterest income during the quarter were increases in wealth management, residential mortgage banking revenue on faster prepayment speeds, and an increase in the cash surrender value of BOLI as a result of an increase in the market value of our insurance policies due primarily to more favorable market interest rates.

●	Noninterest expense was $63.2 million for the third quarter of 2025, compared to $39.3 million for the third quarter of 2024, an increase of $23.9 million, or 60.7%. Contributing to the increase in noninterest expense in the third quarter of 2025 was higher salaries and employee benefits as well as increases in occupancy, furniture and equipment, computer and data processing, amortization of core deposit intangibles, consulting & management fees, and other expense, all of which were primarily due to Bancorp Financial acquisition related costs, net of gains on branch sales, of $11.5 million.

●	We had a provision for income tax expense of $3.2 million for the third quarter of 2025, compared to a provision for income tax expense of $6.9 million for the third quarter of 2024. The effective tax rate for these two periods was 24.5% and 23.1%, respectively.

●	As of September 30, 2025, total loans increased by $1.28 billion compared to the year ended December 31, 2024, and increased $1.27 billion compared to September 30, 2024. The increase from both periods is primarily driven by the $1.19 billion of loans acquired in our acquisition of Bancorp Financial as well as approximately $72.3 million of organic loan growth in the third quarter of 2025.

●	Nonaccrual loans totaled $34.1 million as of September 30, 2025, which is an increase of $5.3 million as of September 30, 2025, compared to December 31, 2024, but a decrease of $18.0 million compared to September 30, 2024. The increase in nonaccrual loans in the third quarter of 2025, compared to December 31, 2024, was primarily due to inflows of $22.0 million on 54 loans, consisting primarily of 13 commercial loans totaling $13.5 million. The inflows are partially offset by $2.4 million of net nonaccrual loan charge-offs year to date, as well as $2.9 million of paid off nonaccrual loans, $5.0 million transferred to OREO, and $5.3 million of reduction of principal. The decrease in nonaccrual loans year over year is due to various charge-offs, primarily in the Commercial portfolio, larger transfers to OREO in late 2024 which were sold in the first quarter of 2025, and an increase in paid off loans over the last twelve months, primarily related to the CRE-Investor portfolio, the majority of which are office and healthcare loans. Nonperforming loans as a percent of total loans was 0.9% as of September 30, 2025, compared to 0.8% as of December 31, 2024, and 1.3% as of September 30, 2024. Classified assets increased to $142.8 million as of September 30, 2025, reflecting an increase of $28.7 million, or 25.1%, over December 31, 2024, and an increase of $21.7 million, or 18.0%, from September 30, 2024.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Changes in Significant Accounting Policies within Note 1 of this Form 10-Q for a description of policies impacted by the acquisition of Bancorp Financial.

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

Results of Operations

Overview

Three months ended September 30, 2025 and 2024

Our income before taxes was $13.1 million in the third quarter of 2025, compared to $29.9 million third quarter of 2024. Net interest and dividend income increased $22.2 million, and provision for credit losses increased $17.7 million in the third quarter of 2025, compared to the like 2024 quarter. Income before taxes was also affected by a $2.5 million increase in noninterest income and a $23.9 million increase in noninterest expense. The noninterest expense increase of $23.9 million is primarily due to a $15.0 million increase in salary and employee benefits expense primarily attributable to $8.4 million of change in control, retention, and severance payouts related to the Bancorp Financial acquisition, a $1.1 million increase in occupancy, furniture and equipment, a $1.6 million increase in computer and data processing, a $681,000 increase in amortization of core deposit intangibles, a $2.0 million increase in consulting & management fees, and a $2.4 million increase in other expenses, which were all primarily driven by Bancorp Financial acquisition related costs. Total acquisition costs of $11.8 million, excluding net gains on branch sales were recorded as a result of the Bancorp Financial acquisition during the three months ended September 30, 2025. In addition, our five branch purchase from FRME in December 2024 also drove the increase in noninterest expenses for the year over year periods. Our net income was $9.9 million, or $0.18 per diluted share, for the third quarter of 2025, compared to net income of $23.0 million, or $0.50 per diluted share, for the third quarter of 2024. The Bank remains well positioned to navigate uncertain macroeconomics. We have proactively addressed interest rate risk, maintained disciplined expense management, and ensured robust daily liquidity oversight. In addition, our liquidity metrics remain solid, and our short-duration securities portfolio provides flexibility for near-term funding requirements.

Net interest and dividend income was $82.8 million in the third quarter of 2025, compared to $60.6 million in the third quarter of 2024. The $22.2 million increase was driven by a $28.0 million increase in interest and dividend income due to the acquisition of Bancorp Financial as well as organic loan growth. A net increase of $5.8 million in interest expense in the third quarter of 2025 negatively impacted net interest and dividend income compared to the third quarter of 2024, driven by the higher cost deposits and increased borrowing balances assumed with the Bancorp Financial acquisition.

Nine months ended September 30, 2025 and 2024

Our income before taxes was $68.5 million for the nine months ended September 30, 2025, compared to $87.6 million for the nine months ended September 30, 2024. This decrease in pretax income was primarily due to a $35.7 million increase in noninterest expense and a $15.3 million increase in provision for credit losses, which were both driven by the acquisition of Bancorp Financial. These changes were partially offset by a $29.9 million increase in net interest and dividend income, a $2.0 million increase in noninterest income, and a $4.5 million decrease in provision for income taxes. Our net income was $51.5 million, or $1.06 per diluted share, for the nine months ended September 30, 2025, compared to net income of $66.2 million, or $1.45 per diluted share, for the same period of 2024.

Net interest and dividend income was $209.9 million for the nine months ended September 30, 2025, compared to $180.1 million for the same period of 2024. The $29.9 million increase was primarily driven by an increase in loan related income of $25.5 million due to the loan portfolio acquired with Bancorp Financial as well as a $3.1 million increase in securities related income due to the year over year higher yielding securities portfolio. Partially offsetting the increase in interest and dividend income was an increase in interest expense in the first nine months of 2025, compared to the first nine months of 2024, driven by higher cost of deposits and increased borrowing balances assumed with the acquisition of Bancorp Financial.  However, this increase in interest expense was nominal, due to a reduction in average balances of short-term borrowings in the year over year period, primarily stemming from the inflow of cash received related to the FRME five branch purchase in December 2024.

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

Three months ended September 30, 2025 and 2024

The increased yield of 66 basis points on interest earning assets compared to the linked period was primarily driven by higher interest rate consumer credits and related accretion on the loan portfolio acquired from Bancorp Financial, as the average yield on the acquired portfolio prior to purchase accounting accretion was 8.60%. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

The year over year increase of 51 basis points on interest earning assets was primarily driven by higher yielding consumer credits and related accretion on the Bancorp Financial portfolio acquired, as well as planned turnover in our securities portfolio with many older and lower yielding securities maturing and being replaced with higher yielding investments while maintaining the shorter duration portfolio composition. Average balances of loans and loans held for sale increased $1.25 billion in the third quarter of 2025 compared to the prior year like quarter, with a corresponding increase to the tax equivalent yield on the loan portfolio of 47 basis points year over year due to the Bancorp Financial acquisition and organic growth. Average balances of securities available for sale decreased $8.0 million in the third quarter of 2025 compared to the prior year like quarter, but showed an increase to the tax equivalent yield on the securities available for sale portfolio of 25 basis points year over year primarily due to variable security rate resets and run-off of lower yielding investments.

Average balances of interest bearing deposit accounts have increased significantly since the second quarter of 2025 through the third quarter of 2025, from $3.12 billion to $4.15 billion, as all average interest bearing deposit account categories increased as a result of the Bancorp Financial acquisition. The Bancorp Financial acquisition drove the increase in interest bearing deposit expenses of $9.8 million compared to the prior linked quarter, which increased the cost of interest bearing deposits from 130 basis points for the quarter ended June 30, 2025, to 191 basis points for the quarter ended September 30, 2025. We will continue to control the cost of funds by monitoring market activity as well as allowing previous exception-priced deposits and the brokered CDs acquired from Bancorp Financial to runoff naturally. A 66 basis point increase in savings accounts and a 61 basis point increase in time deposits for the quarter ended September 30, 2025, drove a significant portion of the increase from the prior linked quarter, as a majority of the accounts assumed from Bancorp Financial were within these deposit categories. The cost of interest bearing deposits increased 43 basis points for the quarter ended September 30, 2025, from 148 basis points for the quarter ended September 30, 2024. A 20 basis point increase in the cost of money market accounts and a 70 basis point increase in savings accounts drove a significant portion of the overall increase from the prior year like quarter.

Borrowing costs increased in the third quarter of 2025, compared to the second quarter of 2025. The increase is primarily due to the $26.0 million increase in average other short-term borrowings, which are overnight  FHLB advances based on daily liquidity needs, over the prior linked quarter as well as $14.8 million in notes payable and other borrowings due to long term FHLB advances assumed from Bancorp Financial. The decrease of $279.5 million year over year of average FHLB advances was based on daily liquidity needs due to the changes in the funding mix as a result of recent acquisitions and was the primary driver of the $3.9 million decrease to interest expense on other short-term borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented.

Our net interest margin, for both GAAP and tax equivalent (“TE”) presentations, showed noticeable growth over the prior linked quarter period and over the prior year like quarter presented above. Our net interest margin (GAAP) increased 20 basis points to 5.03% for the third quarter of 2025, compared to 4.83% for the second quarter of 2025, and increased 41 basis points compared to 4.62% for the third quarter of 2024. Our net interest margin (TE) increased 20 basis points to 5.05% for the third quarter of 2025, compared to 4.85% for the second quarter of 2025, and increased 41 basis points compared to 4.64% for the third quarter of 2024. The increase in net interest margin for the third quarter of 2025, compared to the prior linked quarter, was driven by the Bancorp Financial acquisition, market interest rates, and one more day in the period with larger interest earning asset balances. The net interest margin increased in the third quarter of 2025, compared to the prior year like quarter, primarily due to the Bancorp Financial acquisition, higher security yields, and the decrease in average other short-term borrowings and the corresponding reduction in interest expense. See the discussion entitled “Non-GAAP Financial Measures,” above, and the tables beginning on page 54 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Nine months ended September 30, 2025 and 2024

The year over year increase of 24 basis points on interest earning assets was driven by increased yields on our loans and securities portfolios. Average loans, including loans held for sale, increased $402.2 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the acquisition of Bancorp Financial. The large increase in average loans resulted in $215.0 million of loan interest income in the nine months ended September 30, 2025, compared to $189.4 million in the like 2024 period. The acquired portfolio provided higher yielding consumer loans helping to increase our overall loan portfolio yield. The securities portfolio was primarily impacted by maturities and paydowns of lower yielding assets and timely purchase of higher yielding securities as we work to increase the weighted average yield in the portfolio while maintaining short duration. Average securities available-for-sale increased $300,000 for the nine months ended September 30, 2025, compared the like 2024  period. Over the same period, market interest rates increased leading to an increase in securities income of $3.1 million to $33.8 million for the nine months ended September 30, 2025, compared to $30.7 million for the like 2024 period.

Average balances of interest bearing deposit accounts have increased significantly since September 30, 2024, through the nine months ended September 30, 2025, from $2.79 billion to $3.46 billion driven by the Bancorp Financial and FRME acquisitions, with these increases reflected in all deposit categories. The Bancorp Financial acquisition contributed to the increase in interest bearing deposit expense of $12.0 million compared to the prior year like period, which increased the cost of interest bearing deposits from 133 basis points for the nine months ended September 30, 2024, to 154 basis points for the nine months ended September 30, 2025. A 21 basis point increase in the cost of money market funds and a 34 basis point increase in savings accounts as of September 30, 2025, compared to September 30, 2024, drove a significant portion of the increase from the prior year period, as a majority of the deposit accounts assumed in the Bancorp Financial acquisition were within these deposit categories. Interest expense paid on time deposits partially offset the growth in cost of deposits year over year, as the cost of average time deposits decreased 28 basis points to 292 basis points for the nine months ended September 30, 2025, compared to 320 basis points for the nine months ended September 30, 2024.

Our borrowing interest expense was controlled over the past twelve months due to lower outstanding short-term FHLB advances compared to the prior year like period. This resulted in an average balance decrease of $284.3 million compared to the nine months ended September 30, 2024, with an accompanying decrease of $11.8 million of interest expense. However, our note payable average balance increased by $5.0 million compared to the nine months ended September 30, 2024, as we assumed long-term FHLB advances with the acquisition of Bancorp Financial. Subordinated and junior subordinated debt interest expense remained flat over the periods presented.

Our net interest margin (GAAP) increased 32 basis points to 4.91% for the nine months ended September 30, 2025, compared to 4.59% for the nine months ended September 30, 2024. Our net interest margin (TE) increased 32 basis points to 4.94% for the nine months ended September 30, 2025, compared to 4.62% for the nine months ended September 30, 2024. The increase in the current period, compared to the prior year like period, is primarily due to lower interest expense related to the lower average balances and interest on other short-term borrowings and increased yields on loans and securities.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$119,619	$1,255	4.16	$166,366	$1,784	4.30	$48,227	$616	5.08
Securities:
Taxable	1,016,279	9,872	3.85	1,040,472	9,959	3.84	1,010,379	9,113	3.59
Non-taxable (TE)[1]	149,621	1,563	4.14	149,651	1,556	4.17	163,569	1,634	3.97
Total securities (TE)[1]	1,165,900	11,435	3.89	1,190,123	11,515	3.88	1,173,948	10,747	3.64
FHLBC and FRBC Stock	25,961	381	5.82	19,200	273	5.70	30,268	497	6.53
Loans and loans held-for-sale[1,2]	5,217,526	91,342	6.95	3,960,650	62,002	6.28	3,966,717	64,566	6.48
Total interest earning assets	6,529,006	104,413	6.34	5,336,339	75,574	5.68	5,219,160	76,426	5.83
Cash and due from banks	51,357	-	-	47,875	-	-	54,279	-	-
Allowance for credit losses on loans	(72,354)	-	-	(41,544)	-	-	(42,683)	-	-
Other noninterest earning assets	491,244	-	-	394,036	-	-	384,386	-	-
Total assets	$6,999,253			$5,736,706			$5,615,142

Liabilities and Stockholders' Equity
NOW accounts	$668,439	$825	0.49	$653,334	$681	0.42	$553,906	$714	0.51
Money market accounts	954,964	4,979	2.07	832,777	3,920	1.89	693,315	3,260	1.87
Savings accounts	1,175,011	3,239	1.09	938,836	1,005	0.43	895,086	886	0.39
Time deposits	1,347,455	10,896	3.21	695,946	4,508	2.60	651,663	5,539	3.38
Interest bearing deposits	4,145,869	19,939	1.91	3,120,893	10,114	1.30	2,793,970	10,399	1.48
Securities sold under repurchase agreements	33,382	60	0.71	35,419	56	0.63	45,420	93	0.81
Other short-term borrowings	25,978	308	4.70	-	-	-	305,489	4,185	5.45
Junior subordinated debentures	25,774	288	4.43	25,773	288	4.48	25,773	270	4.17
Subordinated debentures	59,521	547	3.65	59,500	546	3.68	59,436	547	3.66
Notes payable and other borrowings	14,806	158	4.23	-	-	-	-	-	-
Total interest bearing liabilities	4,305,330	21,300	1.96	3,241,585	11,004	1.36	3,230,088	15,494	1.91
Noninterest bearing deposits	1,782,193	-	-	1,729,287	-	-	1,691,450	-	-
Other liabilities	61,732	-	-	59,580	-	-	54,453	-	-
Stockholders' equity	849,998	-	-	706,254	-	-	639,151	-	-
Total liabilities and stockholders' equity	$6,999,253			$5,736,706			$5,615,142
Net interest income (GAAP)		$82,775			$64,234			$60,578
Net interest margin (GAAP)			5.03			4.83			4.62

Net interest income (TE)[1]		$83,113			$64,570			$60,932
Net interest margin (TE)[1]			5.05			4.85			4.64
Interest bearing liabilities to earning assets	65.94%			60.75%			61.89%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025 and 2024.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 56, and includes loan fee income of $1.2 million for the third quarter of 2025, loan fee income of $365,000 for the second quarter of 2025, and loan fee expense of $155,000 for the third quarter of 2024. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2025			2024
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$127,957	$4,027	4.21	$49,015	$1,851	5.04
Securities:
Taxable	1,027,625	29,058	3.78	1,014,211	25,757	3.39
Non-taxable (TE)[1]	151,412	4,714	4.16	164,526	4,923	4.00
Total securities (TE)[1]	1,179,037	33,772	3.83	1,178,737	30,680	3.48
Dividends from FHLBC and FRBC	21,558	1,127	6.99	29,882	1,716	7.67
Loans and loans held-for-sale [1,2]	4,383,693	214,970	6.56	3,981,478	189,444	6.36
Total interest earning assets	5,712,245	253,896	5.94	5,239,112	223,691	5.70
Cash and due from banks	50,590	-	-	54,366	-	-
Allowance for credit losses on loans	(52,586)	-	-	(43,479)	-	-
Other noninterest earning assets	431,363	-	-	385,700	-	-
Total assets	$6,141,612			$5,635,699

Liabilities and Stockholders' Equity
NOW accounts	$650,183	$2,135	0.44	$559,404	$2,182	0.52
Money market accounts	863,537	12,292	1.90	691,515	8,750	1.69
Savings accounts	1,019,104	5,135	0.67	929,173	2,282	0.33
Time deposits	925,184	20,233	2.92	607,107	14,541	3.20
Interest bearing deposits	3,458,008	39,795	1.54	2,787,199	27,755	1.33
Securities sold under repurchase agreements	34,439	184	0.71	37,666	262	0.93
Other short-term borrowings	9,231	325	4.71	293,577	12,080	5.50
Junior subordinated debentures	25,773	864	4.48	25,773	838	4.34
Subordinated debentures	59,500	1,639	3.68	59,414	1,639	3.68
Notes payable and other borrowings	4,990	158	4.23	-	-	-
Total interest bearing liabilities	3,591,941	42,965	1.60	3,203,629	42,574	1.78
Noninterest bearing deposits	1,738,576	-	-	1,759,905	-	-
Other liabilities	63,876	-	-	60,978	-	-
Stockholders' equity	747,219	-	-	611,187	-	-
Total liabilities and stockholders' equity	$6,141,612			$5,635,699
Net interest income (GAAP)		$209,913			$180,051
Net interest margin (GAAP)			4.91			4.59

Net interest income (TE)[1]		$210,931			$181,117
Net interest margin (TE)[1]			4.94			4.62
Interest bearing liabilities to earning assets	62.88%			61.15%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025 and 2024.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 56, and includes fee income of $2.1 million and fee expense of $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2025	2025	2024	2025	2024

Interest income (GAAP)	$104,075	$75,238	$76,072	$252,878	$222,625
Taxable-equivalent adjustment:
Loans	10	9	11	28	32
Securities	328	327	343	990	1,034
Interest and dividend income (TE)	104,413	75,574	76,426	253,896	223,691
Interest expense (GAAP)	21,300	11,004	15,494	42,965	42,574
Net interest income (TE)	$83,113	$64,570	$60,932	$210,931	$181,117
Net interest income (GAAP)	$82,775	$64,234	$60,578	$209,913	$180,051
Average interest earning assets	$6,529,006	$5,336,339	$5,219,160	$5,712,245	$5,239,112
Net interest margin (TE)	5.05%	4.85%	4.64%	4.94%	4.62%
Net interest margin (GAAP)	5.03%	4.83%	4.62%	4.91%	4.59%

Noninterest Income

Three months ended September 30, 2025 and 2024

The following table details the major components of noninterest income for the periods presented:

				September 30, 2025
Noninterest Income	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2025	2025	2024	2025	2024
Wealth management	$3,515	$3,103	$2,787	13.3	26.1
Service charges on deposits	2,920	2,788	2,646	4.7	10.4
Residential mortgage banking revenue
Secondary mortgage fees	92	84	84	9.5	9.5
MSRs mark to market loss	(389)	(531)	(964)	26.7	59.6
Mortgage servicing income	469	472	466	(0.6)	0.6
Net gain on sales of mortgage loans	620	550	507	12.7	22.3
Total residential mortgage banking revenue	792	575	93	37.7	751.6
Securities gains, net	(1)	-	(1)	N/M	-
Change in cash surrender value of BOLI	1,175	690	860	70.3	36.6
Death benefit realized on BOLI	430	-	12	N/M	N/M
Card related income	2,739	2,716	2,589	0.8	5.8
Other income	1,539	1,026	1,595	50.0	(3.5)
Total noninterest income	$13,109	$10,898	$10,581	20.3	23.9

N/M – Not meaningful.

Noninterest income increased $2.2 million, or 20.3%, in the third quarter of 2025, compared to the second quarter of 2025, and increased $2.5 million, or 23.9%, compared to the third quarter of 2024. The increase from the second quarter of 2025 was primarily driven by a $412,000 increase in wealth management income based on continued growth in the advisory and estate planning, a $485,000 increase in the cash surrender value of BOLI due to changes in market interest rates, a $430,000 death benefit realized on BOLI recorded during the quarter, and a $513,000 increase in other income driven by powersport fees provided by legacy Bancorp Financial loan portfolio acquired.

The increase in noninterest income of $2.5 million in the third quarter of 2025, compared to the third quarter of 2024, is primarily due to a $728,000 increase in wealth management income from growth in advisory and estate fees, a $315,000 increase in the cash surrender value of BOLI due to changes in market interest rates, and a $430,000 death benefit realized on BOLI recorded in the third quarter of 2025. Also contributing to the increase in noninterest income during the quarter was a $699,000 increase in residential mortgage banking revenue mainly due to a $575,000 increase in MSRs mark to market valuations.

Nine months ended September 30, 2025 and 2024

Noninterest Income	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Percent
	2025	2024	Change
Wealth management	$9,707	$8,127	19.4
Service charges on deposits	8,427	7,569	11.3
Residential mortgage banking revenue
Secondary mortgage fees	249	199	25.1
MSRs mark to market loss	(1,490)	(1,108)	(34.5)
Mortgage servicing income	1,421	1,467	(3.1)
Net gain on sales of mortgage loans	1,634	1,289	26.8
Total residential mortgage banking revenue	1,814	1,847	(1.8)
Securities gains, net	(1)	-	N/M
Change in cash surrender value of BOLI	2,363	2,852	(17.1)
Death benefit realized on BOLI	430	905	(100.0)
Card related income	7,867	7,542	4.3
Other income	3,601	3,367	6.9
Total noninterest income	$34,208	$32,209	6.2

N/M – Not meaningful.

Noninterest income increased $2.0 million, or 6.2%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily driven by a $1.6 million increase in wealth management income from growth in advisory and estate fees, an $858,000 increase in service charges on deposits, a $325,000 increase in card related income, and a $234,000 increase in other income. Partially offsetting these increases was a $489,000 decrease in the cash surrender value of BOLI due to market interest rate changes on COLI investments, and a $475,000 decrease in death benefits realized on BOLI.

Noninterest Expense

Three months ended September 30, 2025 and 2024

The following table details the major components of noninterest expense for the periods presented:

				September 30, 2025
Noninterest Expense	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2025	2025	2024	2025	2024
Salaries	$31,360	$19,119	$17,665	64.0	77.5
Officers' incentive	3,279	2,921	2,993	12.3	9.6
Benefits and other	5,084	4,910	4,018	3.5	26.5
Total salaries and employee benefits	39,723	26,950	24,676	47.4	61.0
Occupancy, furniture and equipment expense	4,937	4,477	3,876	10.3	27.4
Computer and data processing	4,002	2,692	2,375	48.7	68.5
FDIC insurance	854	642	632	33.0	35.1
Net teller & bill paying	691	670	570	3.1	21.2
General bank insurance	437	328	320	33.2	36.6
Amortization of core deposit intangible asset	1,251	1,022	570	22.4	119.5
Advertising expense	545	320	299	70.3	82.3
Card related expense	1,708	1,489	1,458	14.7	17.1
Legal fees	432	388	202	11.3	113.9
Consulting & management fees	2,471	527	480	368.9	414.8
Other real estate owned expense, net	128	35	242	265.7	(47.1)
Other expense	5,984	3,879	3,608	54.3	65.9
Total noninterest expense	$63,163	$43,419	$39,308	45.5	60.7
Efficiency ratio (GAAP)[1]	64.46%	55.99%	53.38%
Adjusted efficiency ratio (non-GAAP)[2]	52.10%	54.54%	52.31%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 60 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2025 increased $19.7 million, or 45.5%, compared to the second quarter of 2025, and increased $23.9 million, or 60.7%, compared to the third quarter of 2024. The increase in the third quarter of 2025, compared to the second quarter of 2025 was driven by $11.5 million of acquisition costs, net of gains or losses on branch sales or 59.8% of the increase during the quarter. Significant changes in the period include a $12.8 million increase in salaries and employee benefits, of which $8.4 million was due to change in control, retention, and severance payouts related to the Bancorp Financial acquisition. Other increases include a $1.3 million increase in computer and data processing expenses, a $1.9 million increase in consulting & management fees, and a $2.1 million increase in other expenses, which were primarily due to costs incurred as a result of our acquisition of Bancorp Financial.

The year over year increase in noninterest expense is primarily attributable to a $15.0 million increase in salaries and employee benefits, primarily due to $8.4 million of change in control, retention, and severance payouts related to the Bancorp Financial acquisition as well as increases in annual base salary rates, officers’ incentives, restricted stock expense, and increased workforce in the third quarter of 2025. Also contributing to the increase was a $1.1 million increase in occupancy, furniture and equipment, a $1.6 million increase in computer and data processing expenses, a $681,000 increase in core deposit intangible, a $2.0 million increase in consulting & management fees, and a $2.4 million increase in other expense primarily due to the effect of the First Merchants branches purchased in December 2024 as well as costs associated with our acquisition of Bancorp Financial.

Nine months ended September 30, 2025 and 2024

Noninterest Expense	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	Percent
	2025	2024	Change
Salaries	$69,283	$53,309	30.0
Officers' incentive	8,999	6,623	35.9
Benefits and other	15,384	12,480	23.3
Total salaries and employee benefits	93,666	72,412	29.4
Occupancy, furniture and equipment expense	13,962	11,702	19.3
Computer and data processing	9,042	6,814	32.7

FDIC insurance	2,124	1,915	10.9
Net teller & bill paying	2,019	1,669	21.0
General bank insurance	1,095	941	16.4
Amortization of core deposit intangible asset	3,310	1,724	92.0
Advertising expense	1,032	963	7.2
Card related expense	4,577	4,058	12.8
Legal fees	1,292	666	94.0
Consulting & management fees	3,424	1,613	112.3
Other real estate owned expense, net	2,036	201	912.9
Other expense	13,508	10,748	25.7
Total noninterest expense	$151,087	$115,426	30.9
Efficiency ratio (GAAP)[1]	59.44%	53.42%
Adjusted efficiency ratio (non-GAAP)[2]	53.87%	52.75%

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

Noninterest expense for the nine months ended September 30, 2025, increased $35.7 million, or 30.9%, compared to the nine months ended September 30, 2024, the increase includes $14.5 million of cost related to the branch acquisition and the Bancorp Financial acquisition. The increase is primarily due to a $21.3 million increase in salaries and employee benefits due to $8.4 million of change in control, retention, and severance payouts related to the Bancorp Financial acquisition, as well as higher annual base salary rates, increased workforce, restricted stock expense, and deferred employee compensation due to market interest rate changes. Occupancy, furniture and equipment increased $2.3 million, computer and data processing increased $2.2 million, the amortization of core deposit intangibles increased $1.6 million, consulting & management fees increased $1.8 million, and other expense increased $2.8 million, all of which were primarily due to Bancorp Financial and FRME acquisition related costs. Other increases year over year include a $1.8 million increase in other real estate owned, net, related to operating costs, closing costs, and valuation adjustments as we liquidated multiple OREO properties in the nine months ended September 30, 2025.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2025	2025	2024	2025	2025	2024
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$63,163	$43,419	$39,308	$63,163	$43,419	$39,308
Less amortization of core deposit	1,251	1,022	570	1,251	1,022	570
Less other real estate expense, net	128	35	242	128	35	242
Less acquisition related costs, net of losses on branch sales	N/A	N/A	N/A	11,508	810	471
Noninterest expense less adjustments	$61,784	$42,362	$38,496	$50,276	$41,552	$38,025

Net interest income	$82,775	$64,234	$60,578	$82,775	$64,234	$60,578
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	10	9	11
Securities	N/A	N/A	N/A	328	327	343
Net interest income including adjustments	82,775	64,234	60,578	83,113	64,570	60,932
Noninterest income	13,109	10,898	10,581	13,109	10,898	10,581
Less death benefit related to BOLI	430	-	12	430	-	12
Less securities gains	(1)	-	(1)	(1)	-	(1)
Less MSRs mark to market losses	(389)	(531)	(964)	(389)	(531)	(964)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	312	184	229
Noninterest income including adjustments	13,069	11,429	11,534	13,381	11,613	11,763

Net interest income including adjustments plus noninterest income including adjustments	$95,844	$75,663	$72,112	$96,494	$76,183	$72,695
Efficiency ratio / Adjusted efficiency ratio	64.46%	55.99%	53.38%	52.10%	54.54%	52.31%

N/A - not applicable

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$151,087	$115,426	$151,087	$115,426
Less amortization of core deposit intangible	3,310	1,724	3,310	1,724
Less other real estate expense, net	2,036	201	2,036	201
Less acquisition related costs, net of losses on branch sales	N/A	N/A	12,772	471
Noninterest expense less adjustments	$145,741	$113,501	$132,969	$113,030

Net interest income	$209,913	$180,051	$209,913	$180,051
Taxable-equivalent adjustment:
Loans	N/A	N/A	28	32
Securities	N/A	N/A	990	1,034
Net interest income including adjustments	209,913	180,051	210,931	181,117
Noninterest income	34,208	32,209	34,208	32,209
Less death benefit related to BOLI	430	905	430	905
Less securities losses, net	(1)	-	(1)	-
Less MSRs mark to market losses	(1,490)	(1,108)	(1,490)	(1,108)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	628	758
Noninterest income including adjustments	35,269	32,412	35,897	33,170

Net interest income including adjustments plus noninterest income including adjustments	$245,182	$212,463	$246,828	$214,287
Efficiency ratio / Adjusted efficiency ratio	59.44%	53.42%	53.87%	52.75%

N/A - not applicable

Income Taxes

We recorded income tax expense of $3.2 million for the third quarter of 2025 on $13.1 million of pretax income, compared to income tax expense of $7.4 million on $29.2 million of pretax income in the second quarter of 2025, and income tax expense of $6.9 million on $29.9 million of pretax income in the third quarter of 2024. Our effective tax rate was 24.5% in the third quarter of 2025, 25.3% for the second quarter of 2025, and 23.1% for the third quarter of 2024.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended September 30, 2025. We had no valuation reserve on the deferred tax assets as of September 30, 2025.

Recent Developments – Legislative and Regulatory Matters

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. We are still evaluating OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

In addition to tax-related changes, the regulatory landscape for financial institutions continued to evolve in 2025 through a series of legislative, regulatory, and judicial actions. The federal banking agencies have proposed rescinding the 2023 Community Reinvestment Act (CRA) modernization rule and reinstating the 1995 framework with technical and inflation-indexed updates. We are evaluating potential effects on our CRA program and related compliance processes.

Separately, Congress nullified the CFPB’s overdraft rule, and a federal court vacated the CFPB’s credit-card late-fee rule. The CFPB has also paused enforcement of its Section 1071 small-business-lending data-collection rule, and repeal legislation remains under consideration. These developments have created uncertainty regarding the future scope and timing of consumer-compliance requirements applicable to the banking industry.

The FDIC has proposed inflation-adjusted revisions to certain regulatory thresholds, and Congress is considering legislation to modify capital-requirement thresholds and streamline merger-review procedures. Meanwhile, the U.S. Department of the Treasury continues to advance modernization of the Bank Secrecy Act and related anti-money-laundering regulations, and federal policymakers are evaluating potential frameworks for stablecoin and digital-asset regulation. The OCC has also realigned its supervisory structure to enhance coordination across midsize and community-bank portfolios.

We are monitoring these developments and evaluating potential implications for our operations, compliance obligations, and regulatory-capital management. Although the ultimate timing and impact of these initiatives remain uncertain, we do not currently expect any of them to have a material effect on our consolidated financial statements or results of operations, but our evaluation is ongoing.

Financial Condition

Total assets increased $1.34 billion to $6.99 billion at September 30, 2025, from $5.65 billion at December 31, 2024, due primarily to the increase of $17.2 million in cash and the increase of $1.28 billion in total loans due to portfolio assumed from the Bancorp Financial acquisition. These increases are partially offset by a decrease in OREO of $15.2 million and a decrease in securities available-for-sale of $4.2 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.76 billion at September 30, 2025, an increase of $991.5 million from December 31, 2024, due to the assumed deposit portfolio from the Bancorp Financial acquisition.

				September 30, 2025
Securities	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Securities available-for-sale, at fair value
U.S. Treasuries	$190,670	$194,143	$194,188	(1.8)	(1.8)
U.S. government agencies	38,264	37,814	37,976	1.2	0.8
U.S. government agencies mortgage-backed	93,051	100,277	96,413	(7.2)	(3.5)
States and political subdivisions	210,675	215,456	224,795	(2.2)	(6.3)
Collateralized mortgage obligations	378,236	368,616	384,271	2.6	(1.6)
Asset-backed securities	47,802	62,303	63,947	(23.3)	(25.2)
Collateralized loan obligations	198,098	183,092	189,264	8.2	4.7
Equity securities	684	-	-	N/M	N/M
Total securities	$1,157,480	$1,161,701	$1,190,854	(0.4)	(2.8)

N/M – Not meaningful.

Securities available-for-sale decreased $4.2 million as of September 30, 2025, compared to December 31, 2024, and decreased $33.4 million compared to September 30, 2024. The decrease in the portfolio during year 2025 was driven by paydowns totaling $124.8 million along with maturities and calls totaling $75.8 million, partially offset by $183.8 million in purchases and a $20.9 million decrease to unrealized losses on securities available-for-sale. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				September 30, 2025
Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Commercial	$786,095	$800,476	$814,668	(1.8)	(3.5)
Leases	550,201	491,748	458,317	11.9	20.0
Commercial real estate – investor	1,257,328	1,078,829	1,045,060	16.5	20.3
Commercial real estate – owner occupied	680,412	683,283	718,265	(0.4)	(5.3)
Construction	176,387	201,716	206,458	(12.6)	(14.6)
Residential real estate – investor	69,362	49,598	50,332	39.8	37.8
Residential real estate – owner occupied	231,547	206,949	208,227	11.9	11.2
Multifamily	378,213	351,325	375,394	7.7	0.8
HELOC	234,885	103,388	102,611	127.2	128.9
Powersport	715,498	-	-	N/M	N/M
Other [1]	185,086	14,024	11,746	N/M	N/M
Total loans	$5,265,014	$3,981,336	$3,991,078	32.2	31.9

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Total loans were $5.27 billion as of September 30, 2025, an increase of $1.28 billion from December 31, 2024. The increase in total loans in the first nine months of 2025, compared to December 31, 2024, was primarily due to the $1.19 billion portfolio acquired from Bancorp Financial which significantly expanded our consumer lending and added the powersport classification. Excluding the acquisition, the Bank achieved organic loan growth, net of paydowns, of $89.0 million, comprised of leases, commercial real estate – investor, and residential real estate – owner occupied, partially offset by net decreases in commercial, commercial real estate – owner occupied, and construction. Total loans increased $1.27 billion compared to September 30, 2024, was primarily due to the $1.19 billion portfolio acquired from Bancorp Financial. Excluding the acquisition, the Bank achieved organic loan growth, net of paydowns, of $79.9 million, comprised of leases, commercial real estate – investor and residential real estate – owner occupied, partially offset by net decreases in commercial, commercial real estate – owner occupied, and construction. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The addition of the powersports loan portfolio has given us a more balanced loan portfolio by broadening the scope of our consumer lending and offering a higher yield in a lower rate environment. During the three months ended September 30, 2025, we originated $114.0 million powersport loans with a weighted average yield of 10.25%. As of September 30, 2025, the weighted average FICO score of the entire powersport portfolio is 730.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 57.5% of the portfolio as of September 30, 2025, compared to 67.2% of the portfolio as of December 31, 2024. At September 30, 2025, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 232.3% of our Tier 1 capital plus allowance for credit losses, a decrease from 273.3% at December 31, 2024. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans increased by $17.7 million to $48.0 million at September 30, 2025, from $30.3 million at December 31, 2024, and decreased by $4.3 million from $52.3 million at September 30, 2024. The increase of Nonperforming loans in the first nine months is driven by additions of two larger relationships. One relationship in commercial real estate – owner occupied is in the process of being renewed and both relationships are well positioned in a collateral perspective. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 0.9% as of September 30, 2025, 0.8% as of December 31, 2024, and 1.3% as of September 30, 2024. The distribution of our nonperforming loans is shown in the following table.

				September 30, 2025
Nonperforming Loans	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Commercial	$13,293	$6,988	$14,820	90.2	(10.3)
Leases	1,277	523	746	144.2	71.2
Commercial real estate – investor	2,853	1,981	8,531	44.0	(66.6)
Commercial real estate – owner occupied	23,236	10,604	17,032	119.1	36.4
Construction	344	5,800	5,765	(94.1)	(94.0)
Residential real estate – investor	749	1,158	1,180	(35.3)	(36.5)
Residential real estate – owner occupied	1,649	1,653	2,479	(0.2)	(33.5)
Multifamily	1,183	1,165	1,196	1.5	(1.1)
HELOC	1,035	405	531	155.6	94.9
Powersport	2,230	-	-	N/M	N/M
Other [1]	136	10	-	N/M	N/M
Total nonperforming loans	$47,985	$30,287	$52,280	58.4	(8.2)

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The components of our nonperforming assets are shown in the following table:

				September 30, 2025
Nonperforming Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Nonaccrual loans	$34,126	$28,851	$52,171	18.3	(34.6)
Loans past due 90 days or more and still accruing interest	13,859	1,436	109	865.1	N/M
Total nonperforming loans	47,985	30,287	52,280	58.4	(8.2)
Other real estate owned	6,416	21,617	8,202	(70.3)	(21.8)
Repossessed assets [1]	2,088	484	-	331.4	N/M
Total nonperforming assets	$56,489	$52,388	$60,482	7.8	(6.6)

30-89 days past due loans and still accruing interest	$22,415	$11,702	$28,480
Nonaccrual loans to total loans	0.6%	0.7%	1.3%
Nonperforming loans to total loans	0.9%	0.8%	1.3%
Nonperforming assets to total loans plus OREO and repossessed assets	1.1%	1.3%	1.5%

Allowance for credit losses	$75,037	$43,619	$44,422
Allowance for credit losses to total loans	1.4%	1.1%	1.1%
Allowance for credit losses to nonaccrual loans	219.9%	151.2%	85.1%

N/M – Not meaningful.

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the third quarter of 2025, prior linked quarter and year over year quarter are shown in the following table:

Loan Charge–offs, Net of Recoveries	Three Months Ended
(Dollars in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2025	Total[1]	2025	Total[1]	2024	Total[1]
Commercial	$385	7.5	$1,093	139.2	$(7)	4.5
Leases	848	16.6	(3)	(0.4)	43	(27.7)
Commercial real estate – investor	(15)	(0.3)	(14)	(1.8)	(149)	96.1
Commercial real estate – owner occupied	(2)	-	(1)	(0.1)	(44)	28.4
Construction	(46)	(0.9)	(337)	(42.9)	-	-
Residential real estate – investor	(2)	-	(2)	(0.3)	(18)	11.6
Residential real estate – owner occupied	(7)	(0.1)	(8)	(1.0)	(11)	7.1
Multifamily	181	3.5	-	-	-	-
HELOC	(19)	(0.4)	(10)	(1.3)	(14)	9.0
Powersport	2,980	58.3	-	-	-	-
Other [2]	805	15.8	67	8.6	45	(29.0)
Net charge–offs (recoveries)	$5,108	100.0	$785	100.0	$(155)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Net charge offs, reported in the above table, reflect continuing management attention to credit quality and remediation efforts. Increased charge off rates from previous quarters are due to the addition of powersport loans. Powersport loans are measured for asset quality at origination based on FICO scores, then based on past due status through the life of the loan, and charge off occurs once a loan is past due 120 days. The gross charge offs for the third quarter of 2025 were primarily due to powersport loans of $3.7 million and $848,000 on two lease relationships. The increase to net charge offs in powersport and other are primarily related to loans identified as PCD at the acquisition date. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by classification for the following periods:

				September 30, 2025
Classified Assets	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Commercial	$50,680	$24,748	$35,043	104.8	44.6
Leases	1,277	523	746	144.2	71.2
Commercial real estate – investor	2,853	14,489	21,652	(80.3)	(86.8)
Commercial real estate – owner occupied	72,020	27,619	41,820	160.8	72.2
Construction	1,612	19,351	5,765	(91.7)	(72.0)
Residential real estate – investor	1,228	1,690	1,180	(27.3)	4.1
Residential real estate – owner occupied	1,839	1,851	2,612	(0.6)	(29.6)
Multifamily	1,183	1,165	3,269	1.5	(63.8)
HELOC	1,538	547	736	181.2	109.0
Powersport	-	-	-	-	-
Other	30	10	-	200.0	N/M
Total classified loans	134,260	91,993	112,823	45.9	19.0
Other real estate owned	6,416	21,617	8,202	(70.3)	(21.8)
Repossessed assets [1]	2,088	484	-	331.4	N/M
Total classified assets	$142,764	$114,094	$121,025	25.1	18.0

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans increased $42.3 million and $21.4 million as of September 30, 2025, from December 31, 2024, and September 30, 2025, respectively. The increase in classified loans since December 31, 2024, is due to additions to classified loans of $99.4 million, offset by outflows of $57.1 million which consisted of $26.0 million of loans paid off, $15.5 million of classified loans upgraded, $7.1 million of principal reductions through payments and partial charge offs, $2.5 million of loans charged off, $5.0 million transferred into OREO, and $1.0 million repossessed. Classified assets increased primarily due to the increases to classified loans and is offset by net OREO outflows of $15.2 million, which was driven on four OREO sales during the first nine months of 2025. The $21.7 million increase in classified assets compared to September 30, 2024, is primarily due to a classified loan increase of $21.4 million. Classified loans since September 30, 2024, had outflows of $95.3 million which consisted of $35.4 million of loans paid off, $21.6 million of classified loans upgraded, $2.5 million of loans charged off, $17.5 million of net principal reductions and partial charge offs, and $18.0 million transferred to OREO. The outflows are offset by additions of $116.7 million of loans from September 30, 2024. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 16.55% for the period ended September 30, 2025, compared to 17.45% as of December 31, 2024, and 17.71% as of September 30, 2024.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At September 30, 2025, our ACL on loans totaled $75.0 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.3 million. In relation to the acquisition, we recorded a Day One purchase accounting credit mark of $17.5 million and a Day Two non-PCD provision expense of $13.2 million based on our assessment of the acquired loans. In the third quarter of 2025, we recorded provision expense on loans of $19.7 million, primarily due to the Day Two non-PCD provision expense and a $6.5 million provision for credit losses on loans. The provision on credits losses were due to the inclusion of the powersport loan portfolio and related current period charge-offs, as well as two large downgrades to standards in commercial that has resulted in higher pooled loss rates. We expect a run rate of approximately $3.0 million in net charge offs each quarter from our acquisition of Bancorp Financial. Further, we recorded a $38,000 provision on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $6.5 million net impact to the provision for credit losses for the third quarter of 2025.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $75.0 million as of September 30, 2025, $43.6 million as of December 31, 2024, and $44.4 million as of September 30, 2024. Our ACL on loans to total loans was 1.4% as of September 30, 2025, and 1.1% as of December 31, 2024, and September 30, 2024. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2024 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
Allowance at beginning of period	$42,990	$41,551	$42,269	$43,619	$44,264
Charge–offs:
Commercial	452	1,125	33	5,023	51
Leases	848	-	68	955	149
Commercial real estate – investor	-	-	-	-	4,596
Commercial real estate – owner occupied	-	-	(14)	47	5,154
Construction	-	13	-	834	-
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	181	-	-	181	-
HELOC	-	-	-	-	-
Powersport	3,685	-	-	3,685	-
Other [1]	880	94	78	1,082	214
Total charge–offs	6,046	1,232	165	11,807	10,164
Recoveries:
Commercial	67	32	40	131	135
Leases	-	3	25	17	65
Commercial real estate – investor	15	14	149	43	252
Commercial real estate – owner occupied	2	1	30	11	168
Construction	46	350	-	396	-
Residential real estate – investor	2	2	18	6	23
Residential real estate – owner occupied	7	8	11	45	28
Multifamily	-	-	-	-	-
HELOC	19	10	14	41	46
Powersport	705	-	-	705	-
Other [1]	75	27	33	166	113
Total recoveries	938	447	320	1,561	830
Net charge-offs	5,108	785	(155)	10,246	9,334
Day 1 PCD credit evaluation	17,540	-	-	17,540	-
Provision for credit losses on loans [2]	19,615	2,224	1,998	24,124	9,492
Allowance at end of period	$75,037	$42,990	$44,422	$75,037	$44,422

Average total loans (exclusive of loans held–for–sale)	$5,215,551	$3,958,330	$3,965,160	$4,381,793	$3,980,359
Net charge–offs to average loans	0.39%	0.08%	(0.02)%	0.31%	0.31%

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 156.4% as of September 30, 2025, which was an increase from the coverage ratio of 133.3% as of June 30, 2025, and an increase from 85.0% as of September 30, 2024.  Net charge-offs to average loans increased in the current quarter though remaining manageable, at 0.39% for the quarter ended September 30, 2025, compared to 0.08% for the quarter ended June 30, 2025, and (0.02%) for the quarter ended September 30, 2024.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2025, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the conflict in the Middle East, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2025, OREO totaled $6.4 million, reflecting a decrease of $15.2 million from $21.6 million at December 31, 2024, and a decrease of $1.8 million from $8.2 million at September 30, 2024. There were no property sales during the third quarter. A valuation adjustment of $70,000 was recorded to on a property to bring the book value to contract value less cost to sell. Valuation write-downs totaling $1.8 million occurred in the fourth quarter of 2024, and there were no valuation adjustments in the third quarter of 2024.

				September 30, 2025
OREO	Three Months Ended			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Balance at beginning of period	$6,486	$8,202	$6,920	(20.9)	(6.3)
Property additions, net of transfer adjustments	-	16,441	1,282	(100.0)	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	1,254	-	(100.0)	N/M
Period valuation adjustments	70	1,772	-	(96.0)	100.0
Balance at end of period	$6,416	$21,617	$8,202	(70.3)	(21.8)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future. These valuations are reversed when the property is sold.

OREO Properties by Type
(Dollars in thousands)	September 30, 2025		December 31, 2024		September 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Vacant land	$-	-%	$197	1%	$197	2%
Commercial property	6,416	100	21,420	99	8,005	98
Total other real estate owned	$6,416	100%	$21,617	100%	$8,202	100%

Deposits and Borrowings

				September 30, 2025
Deposits	As of			Percent Change From
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2025	2024	2024	2024	2024
Noninterest bearing demand	$1,738,028	$1,704,920	$1,669,000	1.9	4.1
Savings	1,142,947	932,201	885,933	22.6	29.0
NOW accounts	661,627	621,434	548,923	6.5	20.5
Money market accounts	959,416	761,499	690,840	26.0	38.9
Certificates of deposit of less than $100,000	550,747	352,526	317,312	56.2	73.6
Certificates of deposit of $100,000 through $250,000	459,186	270,837	239,775	69.5	91.5
Certificates of deposit of more than $250,000	248,299	125,314	113,641	98.1	118.5
Total deposits	$5,760,250	$4,768,731	$4,465,424	20.8	29.0

Total deposits were $5.76 billion at September 30, 2025, which reflects a $991.5 million increase from total deposits of $4.77 billion at December 31, 2024, and an increase of $1.29 billion from total deposits of $4.47 billion at September 30, 2024. The increase in deposits at September 30, 2025, compared to December 31, 2024, was primarily due to increases in noninterest bearing deposits of $33.1 million, savings accounts of $210.7 million, NOW accounts of $40.2 million, money market accounts of $197.9 million, and time deposits of $509.6 million. The increase in deposits at September 30, 2025, compared to September 30, 2024, stemmed primarily from both the FRME branch acquisition and Bancorp Financial acquisition, and was related to increases in noninterest bearing deposits of $69.0 million, savings accounts of $257.0 million, NOW accounts of $112.7 million, money market accounts of $268.6 million, and time deposits of $587.5 million. Total quarterly average deposits increased $1.44 billion, or 32.2%, in the year over year period, driven by an increase in average time deposits of 695.8 million, NOW accounts of $114.5 million, money market accounts of $261.6 million, savings accounts of $279.9 million and noninterest bearing deposits of $90.7 million. The overall increase in quarterly average deposits for the year over year period was primarily due to the acquisition of Bancorp Financial. Included in our quarterly average time deposits are $96.9 million of brokered deposits compared to none at September 30, 2024. The brokered deposits were assumed in the acquisition of Bancorp Financial; these deposits will run-off by 2027.

The following table presents estimated insured and uninsured deposits at September 30, 2025, and December 31, 2024, by deposit type, as well as the weighted average rates for each year to date ending period.

(Dollars in thousands)	September 30, 2025				December 31, 2024
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,738,028	$1,166,355	$571,673	-%	$1,704,920	$1,128,877	$576,043	-%
Savings	1,142,947	1,041,432	101,515	0.67	932,201	873,668	58,533	0.34
NOW accounts	661,627	471,157	190,470	0.44	621,434	468,781	152,653	0.50
Money market accounts	959,416	605,975	353,441	1.90	761,499	496,293	265,206	1.70
Time deposits	1,258,232	1,044,037	214,195	2.92	748,677	638,140	110,537	3.21
Total	$5,760,250	$4,328,956	$1,431,294	1.02%	$4,768,731	$3,605,759	$1,162,972	0.83%

Collateralized public funds	$240,133	$17,676	$222,457		$217,358	$16,557	$200,801

Deposits increased 20.8% for the nine months ended September 30, 2025, compared to December 31, 2024. The notable increase in deposits is due to the acquisition of Bancorp Financial. These deposits have a moderately higher cost profile which increased average rate paid by 19 basis points.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Securities sold under repurchase agreements totaled $24.3 million at September 30, 2025, a $12.4 million, or 33.7% decrease from $36.7 million at December 31, 2024, and a decrease of $29.6 million, or 55.0%, from September 30, 2024. There were outstanding short-term FHLBC borrowings of 165.0 million as of September 30, 2025, and compared to $20.0 million as of December 31, 2024, and $335.0 million as of September 30, 2024. In addition, the Company had assumed $15.0 million in long-term borrowings due to the acquisition of Bancorp Financial.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of September 30, 2025, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.48% as of September 30, 2025, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of September 30, 2025, we had $59.5 million of subordinated debentures outstanding, net of deferred issuance costs.

Capital

As of September 30, 2025, total stockholders’ equity was $866.7 million, which was an increase of $195.7 million from $671.0 million as of December 31, 2024. This increase was largely attributable to the Bancorp Financial acquisition, which resulted in consideration paid to Bancorp Financial shareholders of $140.5 million, or 7.9 million shares of our common stock. In addition, we had net income of $51.5 million in the first nine months of 2025, partially offset by $8.6 million of dividends paid to our common stockholders. Total stockholders’ equity as of September 30, 2025, also increased over December 31, 2024, due to a reduction in unrealized net losses on available-for-sale securities and swaps, within accumulated other comprehensive loss, of $15.5 million in the first nine months of 2025, due to changes in market interest rates. Total stockholders’ equity as of September 30, 2025, increased $205.3 million compared to September 30, 2024, primarily due to the Bancorp Financial acquisition, net income year over year, and the decrease in accumulated other comprehensive loss of $8.1 million year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2025	2024	2024
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.44%	12.82%	12.86%
Total risk-based capital ratio	10.50	N/A	15.10	15.54	15.62
Tier 1 risk-based capital ratio	8.50	N/A	12.85	13.34	13.39
Tier 1 leverage ratio	4.00	N/A	11.21	11.30	11.38

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.14%	12.89%	13.49%
Total risk-based capital ratio	10.50	10.00	14.39	13.82	14.45
Tier 1 risk-based capital ratio	8.50	8.00	13.14	12.89	13.49
Tier 1 leverage ratio	4.00	5.00	11.45	10.90	11.46

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of September 30, 2025, the Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 11.88% at December 31, 2024, to 12.40% at September 30, 2025. Our GAAP tangible common equity to tangible assets ratio was 10.41% at September 30, 2025, compared to 10.04% as of December 31, 2024. Our non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 10.11% at December 31, 2024, to 10.47% at September 30, 2025, primarily due to an increase in tangible common equity at a faster pace than tangible assets in the first nine months of 2025. The increase in tangible common equity from December 31, 2024, to September 30, 2025, was primarily due to the consideration paid to Bancorp Financial shareholders of $140.5 million, an increase in retained earnings of $43.0 million, and a reduction of $15.5 million in unrealized losses in AOCI.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

	September 30, 2025		December 31, 2024
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$866,685	$866,685	$671,034	$671,034
Less: Goodwill and intangible assets	155,189	155,189	115,291	115,291
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	4,985	N/A	4,406
Adjusted goodwill and intangible assets	155,189	150,204	115,291	110,885
Tangible common equity	$711,496	$716,481	$555,743	$560,149
Tangible assets
Total assets	$6,991,754	$6,991,754	$5,649,377	$5,649,377
Less: Adjusted goodwill and intangible assets	155,189	150,204	115,291	110,885
Tangible assets	$6,836,565	$6,841,550	$5,534,086	$5,538,492

Common equity to total assets	12.40%	12.40%	11.88%	11.88%
Tangible common equity to tangible assets	10.41%	10.47%	10.04%	10.11%

N/A - Not applicable

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk-based capital calculations, and is useful for us when reviewing risk-based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. Through the third quarter of 2025, we experienced an increase in both loans and deposits due to our acquisition of Bancorp Financial. We managed the change in our funding through a decrease in average borrowings from the FHLBC through September 30, 2025, compared to the prior year like period. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of September 30, 2025, our cash on hand liquidity totaled $116.5 million, an increase of $17.2 million over cash balances held as of December 31, 2024.

Net cash inflows from operating activities were $78.0 million during the first nine months of 2025, compared with net cash inflows of $107.5 million in the same period of 2024.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, resulted in inflows for the first nine months of 2025, but was a source of outflows for the like period of 2024. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the nine months ended September 30, 2025, and a source of inflows for the like period of 2024. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $78.4 million in the nine months ended September 30, 2025, compared to net cash inflows of $63.4 million in the same period in 2024. The Bancorp Financial acquisition in July 2025 resulted in net cash inflows of $10.5 million. In the first nine months of 2025, securities transactions accounted for net inflows of $142.8 million, and the principal change on loans accounted for net outflows of $85.4 million. In the first nine months of 2024, securities transactions accounted for net inflows of $27.8 million, and principal on loans funded, net of paydowns, accounted for net inflows of $38.5 million.

Net cash outflows from financing activities in the nine months ended September 30, 2025, were $139.2 million, compared with net cash outflows of $155.3 million in the nine months ended September 30, 2024. Net deposit outflows in the first nine months of 2025 were $240.4 million compared to net deposit outflows of $105.2 million in the first nine months of 2024. Other short-term borrowings had $129.5 million of net cash inflows in the first nine months of 2025, compared to net cash outflows of $70.0 million for other short-term borrowings in the first nine months of 2024. Changes in securities sold under repurchase agreements accounted for outflows of $12.4 million and inflows of $27.4 million for the nine months ended September 30, 2025 and 2024, respectively. Dividends paid on our common stock totaled $8.6 million for the nine months ended September 30, 2025, and $6.7 million for the nine months ended September 30, 2024. The purchase of treasury stock in the first nine months of 2025 due to shares acquired with equity award vestings as well as a share repurchase resulted in outflows of $7.4 million, compared to cash outflows of $791,000 in the first nine months of 2024 related to shares acquired from equity award vestings.

Cash and cash equivalents for the nine months ended September 30, 2025, totaled $116.5 million, as compared to $99.3 million as of December 31, 2024, and $115.8 million as of September 30, 2024. The increase in cash and cash equivalents for the nine months ended September 30, 2025, as compared to year end 2024 and September 30, 2024, was primarily attributable to the decrease in securities available-for-sale based on strategic sales, net cash received from the acquisition of Bancorp Financial, and the increase in customer deposits, partially offset by the increase in our loan portfolio during the first nine months of 2025. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

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

The Federal Reserve Board (“FRB”) reduced the Federal Funds target rate by 50 basis points in 2025 to a range of 3.75% - 4.00%, widely expected by market participants. While hiring and firing remained low, the FRB acknowledged the recent slowdown in job creation suggests a weakening labor market. Although the current forward curve implies one additional rate cut in December 2025 as probable, future rate cuts are uncertain given the lack of recent data from the government shutdown.

We manage interest rate risk within guidelines established by the asset liability policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at September 30, 2025, and December 31, 2024, are outlined in the table below.

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

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of September 30, 2025, our net interest income profile remained sensitive to earnings gains (in both dollars and percentage) should market interest rates rise. Comparatively, we have a slightly more sensitive profile relative to December 31, 2024, should interest rates rise. This reflects a continued build of our cash balance derived from earnings and return of principal in the form of amortizations, maturities, calls, and prepayments.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve:

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2025
Dollar change	$(32,220)	$(17,210)	$(8,628)	$8,739	$17,570	$33,008
Percent change	(13.0)%	(6.9)%	(3.5)%	3.5%	7.1%	13.3%

December 31, 2024
Dollar change	$(38,905)	$(19,660)	$(9,740)	$9,513	$19,168	$35,813
Percent change	(15.0)%	(7.6)%	(3.7)%	3.7%	7.4%	13.8%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; we monitor both. The annual U.S. inflation rate for September 2025 rose to 3.0%, an acceleration for the second consecutive month, versus a softer reading last quarter of 2.7%. Core CPI slowed marginally to 3.0%. With the unprecedented enactment of tariffs across U.S. trade partners, management believes this will eventually materialize over time. The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits. Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile. Inflation at the levels currently experienced has a minimal impact to our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we have identified a new risk factor related to our powersports loan portfolio, as described below. Except as set forth herein, there have been no material changes to the risk factors previously disclosed.

Risks Related to Our Powersports Loan Portfolio

Our powersports loan portfolio, acquired as part of the Bancorp Financial transaction, exposes us to unique risks that differ from our traditional lending activities. Powersports loans generally have higher yields but also higher default rates and loss severities, particularly during periods of economic stress. The collateral securing these loans (such as motorcycles, ATVs, and similar vehicles) tends to depreciate rapidly and may be more difficult to repossess and liquidate than traditional auto or real estate collateral. In the third quarter of 2025, we experienced a significant increase in net charge-offs primarily attributable to this portfolio. If credit performance in the powersports segment deteriorates further, we may be required to increase our allowance for credit losses, which could adversely affect our results of operations and financial condition. Additionally, rapid growth in this portfolio may increase our exposure to concentration risk and could subject us to increased regulatory scrutiny.

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

During the third quarter of 2025, the Company repurchased 326,854 shares at $18.00 per share for a total reduction to capital of $5.9 million during the third quarter of 2025, as these shares are held in treasury stock.

The following table presents our stock repurchases for the quarter ended September 30, 2025:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
July 1, 2025 - July 31, 2025	326,854	$18.00	326,854	1,908,042
August 1, 2025 - August 31, 2025	-	-	-	1,908,042
September 1, 2025 - September 30, 2025	-	-	-	1,908,042
Total	326,854	$18.00	326,854	1,908,042

1 We announced our Repurchase Program, which will expire on December 31, 2025, unless further extended as described above, in our Current Report on Form 8-K filed on December 20, 2024, and 1,908,042 shares remained available for repurchase under the Repurchase Program as of September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2025, neither the Company, nor any director or “officer” of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits:

2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and Bancorp Financial, Inc. dated as of February 24, 2025 (incorporated by reference to Exhibit 2.1 of the Old Second Bancorp, Inc. Current Report on Form 8-K filed on February 25, 2025) +

10.1	Executive Employment Agreement, dated February 24, 2025, between Old Second Bancorp, Inc. and Darin Campbell. +

10.2	Compensation and Benefits Assurance Agreement, dated July 1, 2025, between Old Second Bancorp, Inc. and Darin Campbell. +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2025, and December 31, 2024; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: November 6, 2025