Form 10-K
period 2025-12-31
OLD SECOND BANCORP INC
filed 2026-02-26
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company◻

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $760.5 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 52,690,806 at February 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies, statements regarding the outlook and expectations of Old Second following the completion of the Bancorp Financial, Inc. (“Bancorp Financial”) merger, and the continued anticipated strategic and financial benefits of the merger.  Forward-looking statements are based on our current beliefs, expectations and assumptions and on information currently available and, may be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “forecasts,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	risks associated with data privacy laws and regulations;
●	risks associated with the development and use of artificial intelligence (“AI”);
●	adverse effects of cyberattacks or failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	changes in political and economic conditions, including potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs;
●	the risk that the Company may not fully realize the expected benefits of the completed merger with Bancorp Financial, including anticipated cost savings and strategic benefits, within expected timeframes or at all, due to execution risks, general economic conditions, competitive factors in the markets in which the Company operates, or other unforeseen events or circumstances;
●	the risk that ongoing operational integration, systems alignment, or personnel retention following the completion of the merger could disrupt business operations or result in higher-than-expected costs; and
●	each of the factors and risks under the heading “Risk Factors” included here in our 2025 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

Because our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements, and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events, except as required by applicable law.

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 55 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

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
●Station I, LLC, Station II, LLC, and Station III, LLC, which were formed to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers; and
●River Street Advisors, LLC, which was formed in May 2010 to provide investment advisory/management services.

Intercompany transactions and balances are eliminated in consolidation. We evaluate our operations as one operating segment, which is community banking. Financial information concerning our operations can be found in the financial statements in this annual report.

Mergers and Acquisitions

On July 1, 2025, we completed our previously announced acquisition of Bancorp Financial, Inc. (“Bancorp Financial”), pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the acquisition, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group (“Evergreen”), an Illinois-chartered banking corporation and wholly owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

As of July 1, 2025,  Bancorp Financial had approximately $1.43 billion of total assets, $1.20 billion of total loans, and $1.23 billion of total deposits. The consideration paid totaled $189.4 million and consisted of 7.9 million shares of Old Second common stock and $48.9 million of cash. The systems conversion was successfully completed in October 2025.

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

Principal Business and Services

We are a full-service banking business offering a broad range of deposit products, trust and wealth management services, lending services, and deposit services, including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit, lease financing receivables and overdraft checking; safe deposit operations, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. Our lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, equipment, capital, construction, inventory, health care and real estate lending, as well as lease financing.  Consumer lending includes direct and indirect loans to consumers.

We also offer a full complement of electronic banking services such as online and mobile banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, foreign and domestic wire transfers, vault services for currency and coin, and checking accounts.  Additionally, we provide a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  We originate residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  We also handle secondary marketing of those mortgages.

Market Area

Our main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle, and Will counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, Bartlett, Batavia, Bensenville, Bloomingdale, Bolingbrook, Burlington, Carol Stream, Chicago, Chicago Heights, Darien, Downers Grove, Elburn, Elgin, Evergreen Park, Flossmoor, Frankfort, Glendale Heights, Hinsdale, Joliet, Lombard, Montgomery, Naperville, North Aurora, Oakbrook Terrace, Oswego, Ottawa, Palos Heights, Plano, Romeoville, South Elgin, South Holland, St. Charles, Sugar Grove, Sycamore, Villa Park, Warrenville, Wasco, Wheaton, and Yorkville communities and surrounding areas through its 55 banking locations that are located primarily in the western and southern portions of the Chicago metropolitan area.

While our primary business is focused in northern Illinois and contiguous states, we have added business lines that stretch beyond our primary market. Our commercial, sponsor finance, leasing and healthcare lending portfolios have established relationships that extend nationwide. In addition, as a result of our acquisition of Bancorp Financial and its wholly owned subsidiary, Evergreen, we have added nationwide retail business lines focused on powersport, collector car and manufactured home lending, as well as a loan production office in Reno, Nevada.

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making loans, including location, amortization, loan to value ratio, cash flow, leverage, pricing, documentation and the credit history of the borrowers. In 2025, our total loan portfolio increased $1.27 billion year over year attributed to the $1.20 billion portfolio acquired from Bancorp Financial, which expanded our consumer lending portfolio and added the powersport portfolio. We had approximately $1.36 billion in loan originations, excluding renewals, in 2025.  We originated approximately $153.4 million of residential mortgage loans in 2025, which includes originations of loans held for sale of $85.7 million. Proceeds from the sales of residential mortgage loans to third parties were $84.9 million in 2025.

Our loan portfolio is comprised of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer, which includes powersport, lending.  As of December 31, 2025, commercial real estate loans represented approximately 36.5% (44.3% at year-end 2024) of our loan portfolio, powersport loans represented approximately 13.3% (0.0% at year-end 2024), residential mortgages, including multi-family, represented approximately 12.2% (15.3% at year-end 2024), general commercial loans represented approximately 16.0% (20.1% at year-end 2024), home equity lines of credit represented approximately 4.5% (2.6% at year-end 2024), construction lending represented approximately 3.3% (5.1% at year-end 2024), leases represented approximately 10.4% (12.4% at year-end 2024), and consumer and other lending represented approximately 3.8% (less than 1.0% at year-end 2024).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  Commercial loans increased from $800.5 million in 2024 to $842.1 million in 2025. We continue to focus on identifying commercial and industrial prospects in our new business pipeline. As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  In 2025, our commercial lending team, specifically the sponsor finance team, grew their line of business with an increase in loan originations focusing on lower middle market private equity-backed businesses.  Commercial lending is comprised of revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing, healthcare, as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often obtain personal and/or corporate guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the Federal Home Loan Bank of Chicago (the “FHLBC”) index rate, a Treasury constant maturity index, or a Secured Overnight Financing Rate (“SOFR”).

Repayment of commercial loans is primarily dependent upon the cash flows generated by the operations of the commercial borrower or conversion of short-term assets.  Our underwriting procedures identify primary sources of cash flows and seek to match the repayment terms of commercial loans to those sources.  Secondary and tertiary repayment sources are typically based on collateralization and guarantor support. Commercial loans will generally require financial covenants that provide for an adequate cash flow or net worth level for uncertain events and changes in conditions. Stress testing is regularly performed on the commercial loan portfolio to ensure appropriate reserve levels and adequate capital levels are maintained.

Leases. We continued to grow our lease portfolio in 2025 with organic lease originations, primarily stemming from our growth with our investment grade leases as well as small to mid-size business equipment financing. The collateral for business equipment lease financing receivables and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and lessen our commercial real estate loan concentration.

Commercial Real Estate Loans.  The composition of the loan portfolio remains weighted towards commercial real estate at 36.5% for 2025 compared to 44.3% in 2024. Management closely monitors and stress tests concentrations within its commercial real estate portfolio so that we remain well diversified. Exposure to various real estate types is managed through board approved concentration limits which include, but are not limited to retail, office, industrial, mixed-use, hotel and healthcare.  As of December 31, 2025, approximately $706.6 million, or 36.8% (38.8% at year-end 2024) of the total commercial real estate loan portfolio of $1.92 billion consisted of loans to borrowers secured by owner occupied real estate.  A primary repayment risk for owner occupied commercial real estate loans is a reduction of or discontinuance of cash flows from underlying operations; for non-owner occupied commercial real estate loans, cash flow disruptions may occur with the loss of a tenant or rental income reductions.  This includes but is not limited to higher insurance premiums, maintenance costs and interest expense as a result of the higher interest rate environment.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of specific property types and can vary across geographic areas, and property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the underlying property.  We seek to mitigate these risks by staying apprised of market conditions in the markets we originate loans.  The majority of our commercial real estate portfolio is located within our primary geographic footprint in northeastern Illinois, southern Wisconsin and northwestern Indiana.  Our Healthcare and Sponsor Finance teams do originate nationwide and are the only commercial real estate loan portfolios that consistently lend outside our primary market.  As of December 31, 2025, approximately 66.8% of our commercial real estate portfolio was secured by property located in Illinois, Wisconsin or Indiana. The following table presents the composition of the commercial real estate portion of the loan portfolio at December 31, 2025.

		% of Commercial	Geographic Location
December 31, 2025	Outstanding	Real Estate Loans	Illinois	Wisconsin	Indiana	Texas	Other
Commercial real estate	$1,918,951	100.0%	59.3%	5.2%	2.3%	4.1%	29.1%

Investor	1,212,384	63.2	35.0	5.1	1.3	3.8	17.9
Retail	338,386	17.6	15.8	2.0	0.2	1.8	8.0
Industrial	294,409	15.3	15.0	1.6	0.1	0.6	7.0
Office	201,621	10.5	13.9	0.3	-	0.8	1.8
Hotel	78,993	4.1	1.8	2.8	0.2	0.8	0.9
Mixed-Use	66,554	3.5	4.3	-	-	-	1.2
Other (less than $50 million)	232,421	12.1	4.7	1.3	1.6	2.1	9.4
Owner-occupied	706,567	36.8	24.3	0.1	0.9	0.3	11.2
Healthcare	269,971	14.1	8.0	-	-	-	30.2
Other Services	81,806	4.3	11.6	-	-	-	-
Retail Trade	67,246	3.5	9.5	-	-	-	-
Manufacturing	58,199	3.0	8.1	-	0.1	-	-
Real Estate, Leasing	53,444	2.8	7.4	-	0.1	-	0.1
Other (less than $50 million)	175,901	9.2	21.5	0.1	2.3	0.7	0.3

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

Construction Loans.  Our construction and development portfolio decreased from $201.7 million at December 31, 2024, to $173.6 million at December 31, 2025.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  Sales to investors included $56.5 million, or 67.6% of total loans sold, to FNMA, and $16.6 million, or 19.9% of total loans sold, to FHLMC for the year ended December 31, 2025. We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) loans are sold to third party investors with servicing released. Mortgage activity remained slow in both 2025 and 2024 due to the continued decline in housing inventory, increasing prices of available housing inventory, and the relatively high interest rate environment compared to the 2020-2023 time period.

Multifamily Loans.   Multifamily loans are commercial mortgage loans secured by residential apartment buildings with five or more units. As of December 31, 2025, approximately $339.1 million, or 6.5%, of the loan portfolio consisted of multifamily loans. Multifamily loans are expected to be repaid from the cash flows of the underlying property, so rental income must be sufficient to cover operating expense, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan.  We focus on originating multifamily loans within our primary geographic footprint, with 89.7% of multifamily loans secured by properties in Illinois, Wisconsin and Indiana.

To mitigate risk within the multifamily portfolio, we maintain underwriting practices that provide for adequate cash flow margins and multiple repayment sources.  In most cases, we have collateralized these loans and/or take personal guarantees to help assure repayment.  Multifamily loans are primarily made based on the identified cash flow of the property at origination and secondarily on the underlying collateral.  The underwriting process requires an independent appraisal or evaluation and review, appropriate environmental due diligence and an assessment of the property’s condition. Multifamily loans typically have a minimum debt service coverage ratio that provides an adequate cushion for unexpected or uncertain events and changes in market conditions.

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

Home Equity Lines of Credit.   Our home equity lines of credit (“HELOCs”) consist of originated purchased HELOCs acquired in 2017 and 2018 and lines acquired with the acquisition of Evergreen.  Growth occurred in the portfolio in 2025, primarily as a result of the HELOCs obtained through the Evergreen acquisition.

Powersport Loans.  As a direct result of the Evergreen acquisition, we also provide financing for the purchase of recreational vehicles such as motorcycles, all-terrain vehicles (“ATVs”), utility task vehicles (“UTVs”), snowmobiles and personal watercraft, through a nationwide network of third-party dealers. Powersport loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry a higher risk of default. Similar to consumer loans, collection of these loans is highly dependent on the borrowers’ continuing financial stability. Powersport loans are measured for asset quality at origination based on FICO scores, then based on past due status through the life of the loan, and charge off occurs once a loan is past due 120 days.

The following table sets forth the amounts of powersport balances and weighted average FICO scores at origination by risk tiers. The highest FICO scores reside in the lowest risk tier of Tier 1.

	December 31,	Weighted
(Dollars in thousands)	2025	FICO
Tier 1	$366,324	776
Tier 2	136,776	709
Tier 3	83,230	682
Tier 4	42,817	655
Tier 5	67,812	606
Total	$696,959	728

The following table sets forth the amounts of powersport collateral that is either new or used.

	December 31,	% of
(Dollars in thousands)	2025	Total
New	$535,569	76.8%
Used	161,390	23.2
Total	$696,959	100.0%

Consumer Loans.  We provide many types of consumer loans including primarily motor vehicle, home improvement, manufactured home and signature loans. Consumer loan growth occurred as a result of those obtained through the acquisition of Evergreen and include originated loans and a solar loan pool purchase. Consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be affected by adverse personal circumstances, and thus are more likely to be affected by economic conditions such as higher interest rates and unemployment.

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

Wealth Management

We offer a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations. At December 31, 2025, we had approximately $2.29 billion in assets under administration and/or management.

Competition

Our market area is highly competitive, and our business activities require us to compete with many other financial institutions.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Chicago area or actively compete for customers within our market area.  We also face competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services, including nontraditional financial technology companies or FinTech companies.  Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company and the Bank, may have certain competitive advantages.

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

We seek to provide a compelling value proposition to our employees by providing market-competitive pay and benefits which include retirement programs, broad-based bonuses, health and welfare benefits, paid time off, family leave and flexible work schedules. We have also created internal programs to support employee development and retention, which has contributed to our long-term tenure rates, with 33% of our employees having tenure of over ten years and 23% of our employees having at least 15 years of service.  We believe that employee development and retention start with relationships, both among employees and with the communities we serve.  Our 2025 O2 Cares initiatives fostered building strong relationships and an appreciation for each other.  These efforts were led with the support of senior leaders and our Human Resources department and included thoughtful activities around various calendar observances.  In 2025, we launched our Employee Ambassadors program in order to bring departments together, build relationships, and serve our communities side by side.  In addition to these department and branch specific activities, the Bank hosted events for all staff including an after hours event with over 650 employees in attendance and a minor league baseball outing with approximately 600 employees and family members in attendance.  Recurring town hall-style video productions were released through the year as well, highlighting important communications from senior leaders to all staff.  The Bank continued our commitment to supporting Junior Achievement with over 40 employees volunteering at a local elementary school to deliver financial literacy education.

At December 31, 2025, we employed 1,062 full-time equivalent employees.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and our payment of dividends. We experienced heightened regulatory requirements and scrutiny following the 2008 global financial crisis, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, regulatory developments implemented in response to the COVID-19 pandemic and the bank failures in 2023, will continue to have an impact on our operations.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. Recent regulatory initiatives have focused on strengthening capital requirements, liquidity risk management, and stress testing frameworks, particularly for regional and mid-sized banking institutions, in response to banking sector instability in 2023. The Federal Reserve, FDIC, and OCC have also introduced proposed rule changes to enhance resolution planning requirements and capital standards under Basel III Endgame, which may impact our capital and liquidity planning strategies. Additionally, recent amendments to the Community Reinvestment Act (“CRA”) regulations, including changes subject to phased implementation and potential delays, could impact our compliance obligations and lending strategies in certain markets.

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

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. The proposed rules are generally intended to apply only to large banking organizations with total assets of $100 billion or more, and, if finalized as proposed, are not expected to be applicable to us. As of the date of this filing, the Basel III Endgame rules have not been finalized, and their scope, timing, and ultimate implementation remain uncertain.

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total).  In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition.  The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day One impact of CECL adoption, began to be phased in at 25% per year beginning January 1, 2022.  As of January 1, 2025, the five-year CECL transition was complete. As of December 31, 2025, the capital measures of the Company do not include a CECL transition adjustment.  As of December 31, 2024, capital measures of the Company excluded $951,000, which was primarily the Day One impact of CECL adoption to retained earnings recorded in 2020 less partial runoff since January 2022.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets.  Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.”  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below.  We have not elected to utilize the community bank leverage ratio framework. In November 2025, federal banking regulators proposed changes to increase flexibility under the community bank leverage ratio framework, including lowering the leverage ratio threshold from 9% to 8% and extending the grace period for falling below the threshold from two quarters to four quarters, subject to certain conditions. Public comments on the proposal were open through January 30, 2026.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.”  Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits, subject to applicable regulatory restriction.  Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (generally reflecting Tier 1 Capital net of intangible assets), well above the minimum levels.

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

As of December 31, 2025, we exceeded the applicable regulatory capital requirements imposed by the Federal Reserve, and the Bank met the Basel III Rule requirements to be considered well-capitalized.

Prompt Corrective Action.  An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to pursue a merger or other strategic transaction; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) restricting or prohibiting the acceptance of brokered deposits; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

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

On September 17, 2024, the OCC finalized a rule updating its regulations on business combinations involving national banks and federal savings associations, adopting a principles-based approach to evaluating mergers under the Bank Merger Act. At the same time, the FDIC adopted a revised Statement of Policy on Bank Merger Transactions that emphasized a broader and more holistic evaluation of merger applications, including considerations related to competition, financial stability, managerial resources, and community needs. The Federal Reserve did not join in issuing comparable guidance. In parallel, the DOJ withdrew its 1995 Bank Merger Competitive Review Guidelines and indicated that it would apply its general merger enforcement framework, including its 2023 Merger Guidelines, in reviewing banking transactions.

In early 2025, the FDIC announced that it would rescind its 2024 Statement of Policy on Bank Merger Transactions, citing concerns that the revised framework created uncertainty in the merger review process. By May 2025, the FDIC formally reinstated its prior Statement of Policy, originally adopted in 1998 and last revised in 2008, while indicating that it would continue to evaluate potential updates to its approach to bank merger review. These developments highlight the evolving nature of regulatory policy in this area and the potential for further changes to merger review standards.

Change in Control.  Under the Change in Bank Control Act (“CBCA”), a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, the Federal Reserve is the primary reviewing agency, and the subsidiary bank’s primary federal regulator is provided notice and an opportunity to comment; at the bank level, only the bank’s primary federal regulator is involved.

In addition, the BHCA prohibits any entity from acquiring 25% (5% if the acquirer is a bank holding company) or more of a bank holding company’s voting securities, or otherwise obtaining control or a controlling influence over the management or policies of a bank or bank holding company without regulatory approval. The Federal Reserve’s standards for determining whether one company has control over another established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the standards, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. As of the date of this filing, no revisions to this framework have been finalized.

Most recently, the FDIC rescinded its proposed rule issued in August 2024 that would have amended its filing requirements under the CBCA. That proposal sought to remove an exemption allowing acquisitions of voting securities in a depository institution holding company to rely on Federal Reserve review without a separate FDIC filing. In January 2025, the FDIC withdrew the proposal, citing concerns about duplicative requirements and the need for further consideration.

Capital Requirements.  The Federal Reserve imposes certain capital requirements on a bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described above under “Regulatory Emphasis on Capital.”  Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Regulation and Supervision of the Bank—Dividend Payments.”  We are also able to raise capital for contribution to the Bank by issuing securities without prior regulatory approval, subject to compliance with federal and state securities laws.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, financial institutions that seek to pay dividends are required to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital – Basel III Capital Standards” above.

Under the proposed Basel III Endgame rules, which have not been finalized as of the date of this filing and are generally expected to apply only to large banking organizations, banks subject to the new framework could face increased capital requirements that may impact dividend policies and capital distribution strategies. If finalized and implemented, these rules could introduce new capital constraints for institutions seeking to maintain or increase dividend payments.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. In May 2024, the federal banking agencies reissued a Notice of Proposed Rulemaking under Section 956 of the Dodd-Frank Act to strengthen oversight of incentive compensation arrangements. The proposal would apply to institutions with $1 billion or more in total consolidated assets and includes requirements for risk-adjusted awards, mandatory deferrals, forfeiture and clawback provisions, and enhanced governance standards. As of the date of this filing, these proposed rules have not been finalized. This marks the latest effort to finalize rules originally proposed in 2011 and 2016, signaling continued regulatory focus on aligning compensation practices with safety and soundness objectives. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries.  Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits (which are currently set at zero).  These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. Following multiple interest rate increases during 2022 and 2023, the Federal Reserve has emphasized a data-dependent approach to monetary policy, with future policy actions dependent on inflation, labor market conditions, and broader economic trends. This evolving monetary policy environment may impact our net interest margin and overall earnings performance.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, so that minimum and maximum initial base assessment rates are based on supervisory ratings.  The initial base assessment rates currently range from approximately five basis points to approximately 32 basis points.  At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

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

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that considers the Bank’s size and its supervisory condition.  During the year ended December 31, 2025, the Bank paid supervisory assessments to the OCC totaling $530,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends are required to maintain the 2.5% capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which was set to expire on January 1, 2024; however, the relief has been continuously extended. Most recently in December 2025, the Federal Reserve extended relief from such enforcement until the sooner of January 1, 2027, or the effective date of a final Federal Reserve rule revising Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

In 2023 and 2024, the OCC issued guidance on the regulatory expectations for digital and branchless banking models, recognizing the increasing number of banks relying on online and mobile banking channels rather than physical branches, and in March 2025 released “Digitalization: Resources for Community Banks,” along with an interagency request of information in May 2025. Together these communications outline regulatory expectations for digital and branchless banking models.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLBC”), which serves as a central credit facility for its members.  The FHLBC is funded primarily from proceeds from the sale of obligations of the Federal Home Loan Bank system.  It makes loans to member banks in the form of FHLBC advances.  All advances from the FHLBC are required to be fully collateralized as determined by the FHLBC. On September 30, 2024, the Federal Housing Finance Agency issued a notice of proposed rulemaking that would improve Federal Home Loan Banks’ ability to provide liquidity to members by aligning the treatment of interest-bearing deposit accounts and other authorized overnight investments with the treatment of Federal Funds sales. On January 14, 2025, the Federal Housing Finance Agency finalized the rule originally proposed in September 2024. These changes became effective in April 2025.

Transaction Account Reserves.  Federal Reserve regulations have historically required FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). As of March 26, 2020, the Federal Reserve eliminated reserve requirements for certain depository institutions, including the Bank.  As such, there was no reserve requirement as of December 31, 2024, or 2025.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts. Although reserve requirements are currently set at zero, the Federal Reserve retains the authority to reinstate such requirements.

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

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. That proposed rulemaking was later superseded and is no longer in effect. In January 2025, the OCC, the FDIC, and the Federal Reserve issued interagency guidance clarifying that digital and fintech-driven activities may be eligible for CRA consideration, provided they meet applicable CRA criteria. This guidance reflects efforts to modernize CRA evaluations in light of evolving banking practices.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule was scheduled to take effect on April 1, 2024; however, its effectiveness was enjoined by a federal court and compliance with the majority of the final rule’s provisions has been deferred. As originally adopted, compliance with most of the substantive provisions would not have been required until January 1, 2026, and the data reporting requirements would not have taken effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction preventing the CRA final rule from taking effect. The OCC, the FDIC, and the Federal Reserve appealed the injunction. However, in March 2025, the federal banking agencies filed an unopposed motion to stay the appeal pending completion of a new rulemaking that would propose rescinding the enjoined 2023 CRA Final Rule and reinstating the CRA framework that existed prior to the final rule. In April 2025, the Fifth Circuit granted the agencies’ motion. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements.  We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. FHA prohibits discrimination in all aspects of residential real estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap. In April 2025, President Trump issued Executive Order (EO) 14281, which directed agencies to eliminate the use of disparate impact liability in all contexts. Following the Executive Order, the OCC announced the removal of references to “disparate impact” in its Fair Lending booklet. The FDIC likewise updated the Fair Lending Laws and Regulation section of its Consumer Compliance Examination Manual to remove all references to disparate impact and how to evaluate disparate impact risk.

Federal fair lending laws and regulations, as interpreted by courts and regulatory agencies, continue to recognize both disparate treatment and disparate impact theories of liability. Regulatory agencies periodically review and update supervisory guidance related to fair lending risk management and examination practices.

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

Anti-Money Laundering.  As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions.  Financial institutions must comply with requirements regarding risk-based procedures for conducting ongoing customer due diligence, which requires us to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers to the extent required under applicable FinCEN regulations.

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

In August, 2023, the FFIEC revised and updated the examination procedures in the FFIEC’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Examination Manual to provide greater transparency into the examination process and support risk-based examination work. In 2024 and 2025 the OCC released new procedures for OCC examiners to follow when assessing the anti-money laundering and countering the financing of terrorism programs of community banks. The FFIEC, OCC, and the FDIC also continued their emphasis on the importance of oversight of third-party vendors in the BSA/AML process through updated guidance, as well as continued examination and enforcement activity against financial institutions that failed to properly supervise their third-party service providers’ BSA/AML activity.

Following the enactment of the Anti-Money Laundering Act of 2020, the Financial Crimes Enforcement Network (“FinCEN”) issued rules under the Corporate Transparency Act (“CTA”) establishing a beneficial ownership reporting regime requiring many corporate entities to file reports with FinCEN identifying their beneficial owners. Subsequent court rulings deeming the CTA unconstitutional resulted in nationwide injunctions that blocked enforcement of the CTA and created uncertainty regarding its implementation. On February 18, 2025, a federal court lifted the nationwide injunction, restoring FinCEN’s authority to enforce the CTA. Shortly thereafter, on March 21, 2025, FinCEN announced that, as a matter of regulatory discretion, it would remove beneficial ownership reporting requirements for domestic reporting companies while it continues to assess potential modifications to the CTA framework in light of public interest considerations, litigation risk, and regulatory burden.

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian sanctions evasion attempts. FinCEN scrutiny and sanctions enforcement actions related to Russia continued through 2024 and 2025. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. On June 13, 2025, the FATF included Bolivia and the Virgin Islands (UK) as jurisdictions under Increased Monitoring. In October 2025, FATF removed Burkina Faso, Mozambique, Nigeria, and South Africa from its listed of Jurisdictions under Increased Monitoring. BSA/AML oversight by financial institutions continues to be a significant source of enforcement activity by all prudential regulators and FinCEN and therefore requires ongoing focus by the Bank.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in commercial real estate is one example of regulatory concern.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total commercial real estate loans, as defined by CRE Guidance, outstanding plus any undrawn commitment exceeding 300% of capital, and where the outstanding balance of total commercial real estate loans, as defined by CRE Guidance, plus any undrawn commitment has increased 50% or more in the preceding three years; or (ii) construction and land development loans outstanding plus any undrawn commitment exceeding 100% of capital.  The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.  On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Since 2023, the OCC, FDIC, and Federal Reserve have issued multiple reminders and risk bulletins emphasizing prudent CRE risk management due to rising interest rates, declining office valuations, and stress in certain property sectors.

Based on the Bank’s committed loan portfolio as of December 31, 2025, concentrations in commercial real estate have declined in 2025 due to growth in non-CRE related loan portfolios, and are approximately 220.3%, or less than the 300% guideline referenced in the CRE Guidance. We continue to monitor concentration levels as we seek to manage to an acceptable level of risk with all loan portfolio segments.

Financial Privacy and Cybersecurity.  We operate under the privacy protection provisions of the Gramm Leach Bliley Act of 1999 (GLBA) and its implementing regulations, which restrict the sharing of non-public consumer information with non-affiliated third parties. GLBA requires us to provide privacy notices to consumers and, in certain cases, to offer opt out rights for specified disclosures to non-affiliated third parties. Our board of directors oversees our information security and cybersecurity programs, supported by management through periodic briefings, key performance indicators (KPIs), and regular testing to ensure compliance and effectiveness.

We are subject to data breach notification requirements under applicable state laws, and we continue to monitor and adapt to evolving state and federal privacy frameworks that may expand individual rights and increase obligations on companies handling personal data. These changes could result in additional operational complexity and increased compliance costs. On November 18, 2021, federal banking regulators issued a final rule establishing incident notification requirements for significant cybersecurity events. Banking organizations must notify their primary federal regulator as soon as possible and no later than 36 hours after determining that a “computer security incident” rises to a “notification incident” under the rule. Service providers are required to notify affected banking organizations as soon as possible after determining that an incident has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services for four hours or more. The rule became effective April 1, 2022, with compliance required by May 1, 2022.

Effective December 9, 2022, the Federal Trade Commission’s amendments to GLBA’s Safeguards Rule became enforceable. These amendments enhance requirements for risk assessments, ongoing monitoring, and other administrative, technical, and physical safeguards. We have updated our policies and procedures to align with these requirements, including periodic testing, tabletop exercises, and board level reporting. Our incident response program includes regular simulations to validate readiness and resilience.

We regularly evaluate our privacy and cybersecurity controls against applicable laws and guidance and may incur incremental costs to comply with new or amended requirements. Changes in federal or state privacy and cybersecurity laws, or related regulatory guidance, could increase compliance obligations, require technology enhancements, and affect third party oversight practices. We believe our governance framework, risk management processes, and oversight of service providers—including ongoing due diligence and resilience testing—support continued compliance and the protection of customer data.

Consumer Protection Regulations.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
●	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
●	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
●	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
●	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
●	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
●	the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annual registration as either a federal or state licensed mortgage loan originator;
●	the Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancellation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
●	the Fair Housing Act prohibits discrimination in all aspects of residential real estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
●	the Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
●	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

●	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
●	the Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

In light of the growing concern by regulators about relationships between chartered financial institutions and their third-party service providers, the OCC joined the other federal supervisory agencies in issuing the Interagency Guidance on Third-Party Relationships: Risk Management. This guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024, regulators, including the CFPB, issued interagency guidance on reconsiderations of value of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. However, on April 15, 2025, the final rule, the “Credit Card Penalty Fees Final Rule” was vacated pursuant to a court order in Chamber of Commerce of the United States of America, et al. v Consumer Financial Protection Bureau, et al., No. 4:24-cv-00213-P (N.D. Tex.).

Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals.

Item 1A. Risk Factors

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below.  Any factor described in this Annual Report on Form 10-K could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.  Additional risks and uncertainties not currently known to us or that we currently consider not to be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.  The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

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

The United States generally and the regions in which we operate experienced significant inflationary pressures in 2022 and 2023, evidenced by higher gas prices, higher food prices and other consumer items.  Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. In 2024 and early 2025, continued regional economic uncertainty, exacerbated by persistent inflation, supply chain disruptions, and subdued consumer spending, has further increased the risks in our primary markets. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operations.

Inflationary pressures normally cause the Federal Reserve to increase interest rates, for instance, from March 2022 through July 2023. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, causing one or more of the following negative developments:

●	an increase in our deposit and funding costs;
●	a decrease in the demand for loans, mortgage banking products and services and other products and services we offer;
●	a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
●	a decrease in the value of the collateral securing our residential or commercial real estate loans;
●	a permanent impairment of our assets; or
●	an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Although the current U.S. administration may reduce regulatory burdens related to ESG, companies serving diverse stakeholder bases may face varied or conflicting expectations, requiring ongoing diligence to balance regulatory, market, and consumer pressures. Increased ESG-related compliance costs could result in higher overall operational expenses. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. While U.S. federal regulations may become less stringent under the current U.S. administration, new government regulations globally could result in more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Concerns over the long-term impacts of climate change continue to lead to governmental efforts around the world to mitigate those impacts, even if federal action in the U.S. slows. Consumers and businesses may also adjust their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, among other impacts. The extent of these impacts will likely vary depending on our customer’s specific attributes, including reliance on or role in carbon-intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not fully protect us from the negative impact of new laws, regulations, or changes in consumer or business behavior. Even in the absence of stringent federal action in the U.S., the global and market-driven emphasis on ESG-related practices is expected to persist, requiring ongoing adaptation and investment.

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

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  This risk may be further impacted by future events with widespread economic effects, such as other pandemics, geopolitical conflicts, natural disasters, or significant market disruptions.  Further there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income.  Our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

We maintain an ACL at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms in accordance with applicable accounting standards. The level of the ACL is inherently subjective and is influenced by various factors, many of which are beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  Economic uncertainty remains elevated entering 2026, driven by persistent inflationary pressures, higher interest rates, geopolitical conflicts, and the potential for continued volatility in global markets—despite forecasts for moderate growth in the U.S. and abroad. These factors may lead to a significant increase in our ACL in future periods.  In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance.  Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. We may be required to make significant increases in the provision for credit losses and to charge-off additional loans in the future.

The application of the purchase method of accounting in past acquisitions, more recently our five branch purchase and the resulting loans acquired from First Merchants Bank in 2024, our merger of Bancorp Financial in 2025, and any future acquisitions will impact our ACL.  Under the purchase method of accounting, all acquired loans are recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related acquired ACL is eliminated, as new credit marks are established on acquired loans based on an assessment of credit quality as of the acquisition date.  To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

Our loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that have seen rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending was $2.97 billion, or approximately 56.5%, of our loan portfolio at December 31, 2025, compared to $2.68 billion, or approximately 67.2%, at December 31, 2024.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2025, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to approximately 220.3% of our Tier 1 capital plus allowance for credit losses, a decrease from 273.3% at December 31, 2024.  In 2025, we were able to maintain the level of our non-owner occupied commercial real estate loans under 300% of capital, as outlined in regulatory guidance, and are performing heightened monitoring over commercial real estate exposures, including concentration limits on commercial real estate type, sub-types and individual tenant exposure, frequent loan portfolio stress testing, as well as sensitivity analysis and using current and prospective market data during underwriting.  Executive management and the Board are actively involved in the review of our commercial real estate portfolio and the approval of individual transactions, with transactions over $5.0 million approved by a management loan committee that includes our chief executive officer, our vice chairman, our chief credit officer, and our senior lending officer.  Commercial real estate transactions over $20.0 million and a relationship credit exposure over $25.0 million require the additional approval of the Directors Loan Committee.  Commercial real estate loans rated watch or worse are actively monitored and reviewed by management and the Board no less than quarterly.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain due to our commercial real estate concentration, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects. If the OCC, our primary regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.   The Federal Reserve cut rates to

near zero in March 2020, then raised them aggressively between March 2022 and mid-2023 to a target range of 5.25%–5.50% to combat inflation. Rates remain elevated, and prolonged higher rates could compress net interest margins as funding costs rise faster than asset yields. Additionally, sustained high interest rates may also adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, when interest rates fall, net interest income can decline if interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities.  Furthermore, a reduction in interest rates may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could continue to have a material adverse effect on our financial condition and results of operations.

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

Our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more still accruing interest), were $52.8 million at December 31, 2025, an increase of 74.4%, compared to $30.3 million at December 31, 2024. Other real estate owned, or OREO, totaled $1.4 million at December 31, 2025, a decrease of 93.4%, compared to $21.6 million at December 31, 2024.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity. Our loan administration costs also increase because of our nonperforming assets. The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Local competitors continue to expand their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than us to compete for loans, acquisitions and personnel.  As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as business and consumer lending, automatic transfer and automatic payment systems.  There has also been significant advancement, as well as setbacks, in the exchange of digital assets (“cryptocurrency”) that could continue to materially impact the financial services industry. We have not entered into or considered any transactions or custodial agreements regarding cryptocurrency.  Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, the financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what we can offer. Likewise, rapid adoption of AI by competitors, either in financial services or FinTech, could create significant pressure on pricing, automation, or client satisfaction. If we fail to keep pace with AI-enabled analytics and customer offerings, our competitive positioning could be detrimentally impacted.

We compete with these other institutions in attracting deposits and assets under management, processing payment transactions, and in making loans.  We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and wealth management clients, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.  If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margin, net interest income and wealth management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent then became even more highly competitive.  These trends resulted in labor shortages in many of our markets, which made attracting new employees and replacing existing employees more difficult. However, by 2023, labor shortages began to ease somewhat, and while challenges persisted, the economy showed signs of stabilization in the labor market, improving workforce availability. While labor conditions have continued to evolve through 2024 and 2025, talent retention and competition for skilled workers remain key concerns for many industries. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

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

We rely on software developed by third party vendors to process various Company transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf at a location under the control of the third party.  These systems include, but are not limited to, core data processing, payroll, loan origination, wealth management record keeping, and securities portfolio management.  While we perform a review of controls instituted by the vendor over these programs in accordance with industry standards and institute our own user controls, we must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, we create backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Our reliance on third-party vendors for critical systems and services therefore increases our exposure to cybersecurity risks. While regulatory expectations for vendor oversight have intensified, requiring enhanced due diligence and ongoing monitoring, failure of third-party controls could result in operational disruptions or data breaches. A disruption or breach of security may ultimately have a material adverse effect on our financial condition and results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to regulatory requirements and attention.

We regularly use third party vendors as part of our business.  We also have substantial ongoing business relationships with other third parties.  These types of third-party relationships are subject to demanding regulatory requirements and attention by our federal bank regulators.  Recent supervisory guidance and examination practices require us to enhance our due diligence, risk assessment, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships.  We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships.  As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are at risk of increased losses from fraud.

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATMs (“skimming”), social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud.  Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, multi-factor authentication, and active customer alerts defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud.  Many of these data compromises are widely reported in the media.  Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

Privacy and Technology-Related Risks

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites.  We operate in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber-incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from the Federal Financial Institutions Examination Council and our primary federal regulator, we have identified security risks and employed risk mitigation controls.  Following a layered security approach, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  We expect that we will spend additional time and will incur additional costs going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant-acquiring banks, payment processors, payment card networks and their processors.  Some of these parties have in the past been the target of security breaches and cyber-attacks. Because these third parties and related environments such as the point-of-sale are not under our direct control, future security breaches or cyber-attacks affecting any of these third parties could impact us, and in some cases, we may have risk exposure and suffer losses for breaches or attacks.  We offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace.  Offering such protection exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operations.  Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.  To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected which may have a material adverse effect on our business, financial condition or results of operations.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, resulting in “hallucinations”, or including biases in the data on which they are trained, resulting in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful or false. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Growth and Strategic Risks

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, including our five-branch purchase from First Merchants Bank in 2024, and our merger with Bancorp Financial in 2025. Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital and liquidity levels at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

Management of Growth.  We may be unable to successfully:

●	maintain loan quality in the context of significant loan growth;
●	identify and expand into suitable markets;
●	retain employees and customers of the Company or the businesses that we acquire or merge with;
●	attract sufficient deposits and capital to fund anticipated loan growth;
●	originate high quality loans in new markets;
●	maintain adequate common equity and regulatory capital;
●	avoid diversion or disruption of our management and existing operations as well as those of the acquired or merged institution;
●	maintain adequate management personnel and systems to oversee such growth;
●	maintain adequate internal audit, risk management, loan review and compliance functions; and
●	implement additional policies, procedures and operating systems required to support such growth.

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

We may be exposed to difficulties in combining the operations of acquired or merged businesses, including First Merchants and Bancorp Financial, into our own operations, which may prevent us from achieving the expected benefits from our merger and acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our merger and acquisition activities, including with respect to First Merchants Bank and Bancorp Financial. Inherent uncertainties exist in integrating the operations of an acquired or merged business. Such integration could cause us to lose our customers or the customers of acquired or merged entities as a result of an acquisition. We may also lose key personnel from the acquired entity as a result of an acquisition. We may not discover all known and unknown factors when examining a company for acquisition or merger during the due diligence period. These factors could produce unintended and unexpected consequences for us. Undiscovered factors as a result of an acquisition or merger could bring civil, criminal, and financial liabilities against us, our management, and the management of those entities we acquire or merge with. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions and mergers might not occur. Failure to successfully integrate businesses that we acquire or merge with could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our mergers and acquisitions within desired time frames, if at all.

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

Our available-for-sale securities are carried at estimated fair value.  The determination of fair value for securities categorized in Level 2 or Level 3 involves significant judgment due to the complexity of the factors contributing to the valuation, many of which are not readily observable in the market.  Recent market disruptions and the resulting fluctuations in fair value have made the valuation process even more difficult and subjective.  If the valuations are incorrect, it could harm our financial results and financial condition.

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

The 2023 high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. The failure of the Santa Anna National Bank and Pulaski Savings Bank in 2025, and the early 2026 bank failure of Metropolitan Capital Bank & Trust, has only added to this uncertainty. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to the bank failures and the resulting market reaction, in March 2023 the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. However, the Federal Reserve ceased extending credit under the Bank Term Funding Program on March 11, 2024. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which increased our FDIC insurance assessment and increased our costs of doing business. However, it is uncertain whether these steps by the government will continue to be sufficient to calm financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. political landscape remains fluid, and changes in Congressional composition, presidential administrations, and agency leadership may result in shift in regulatory priorities and policy direction. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. Subsequent changes in administration and Congressional leadership may result in efforts to reverse, suspend, or modify regulatory initiatives adopted in prior periods, promote deregulation by easing regulatory burdens on financial institutions, adopt a technology-forward regulatory approach, or take a more favorable stance on bank mergers and acquisitions.

For example, recent legislative and regulatory actions have included the use of the Congressional Review Act to repeal agency rules affecting bank merger review processes and the enactment of legislation establishing a federal framework for stablecoins and other digital assets. Because of this kind of oscillation in regulation, the prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since recent changes in presidential administrations, key positions across agencies — including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury — have experienced periods of turnover and transition, leading to shifts in regulatory priorities and enforcement approaches. Future changes in agency leadership may further alter regulatory policies, supervisory focus, and enforcement activity. The potential impact of changes in government leadership and agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative. These judgments are often based on assumptions about future economic conditions, borrower behavior, interest rates, and market conditions, which may differ materially from actual outcomes.

Certain accounting policies are critical to presenting our financial condition and results of operations.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include the allowance for credit losses and fair value methodologies.  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the ACL or sustain credit losses that are significantly higher than the reserve provided, reduce the carrying value of an asset measured at fair value, or significantly increase liabilities measured at fair value. In addition, changes in regulatory guidance, supervisory expectations, or examination findings may result in required changes to our methodologies or assumptions. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met.  Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. In addition, deficiencies in internal control over financial reporting could result in restatements, delayed filings, or adverse market reactions. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions.  The DOJ, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Regulatory standards and enforcement priorities in this area may change over time, including through changes in interpretations, supervisory guidance, or enforcement approaches. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could be subject to changes in tax laws, regulations, and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, we are subject to income, franchise and other taxes in numerous state and local jurisdictions, and our state and local tax obligations are subject to differing and evolving tax laws, regulations and interpretations. We currently file income tax returns in multiple states and may be subject to additional state tax filing obligations, including as a result of nexus standards, apportionment methodologies or changes in state tax law. We may from time to time enter into voluntary disclosure agreements (“VDAs”) or be subject to audits or inquiries by state and local taxing authorities. Any adverse change in state or local tax laws or interpretations, or any adverse outcome of a state or local tax audit, review, inquiry or VDA process, could increase our tax liabilities, result in the assessment of penalties or interest, and adversely affect our financial position and results of operations.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2025, we had net deferred tax assets of $31.3 million, which included a $11.2 million tax effect of adjustments related to other comprehensive income.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes. Adverse economic conditions or reduced profitability could limit our ability to realize these deferred tax assets. Changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

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

Given our expanded retail business we are subject to various state consumer protection laws and tax codes.

As a result of our expanded retail and nationwide consumer lending activities, including powersport and other specialty consumer loan programs, some of which are originated through third-party dealers or acquired portfolios, we are subject to a broad and evolving array of federal and state consumer protection laws and tax requirements that vary by jurisdiction and product type. Failure to comply with these laws, or changes in their interpretation or enforcement, could result in fines, penalties, litigation, reputational harm, increased compliance costs, or limitations on our ability to conduct business in certain markets, which could adversely affect our business, financial condition and results of operations.

We could become subject to claims and litigation pertaining to our fiduciary responsibility.

Some of the services we provide, such as wealth management services through River Street Advisors, LLC, require us to act as fiduciaries for our customers and others.  Customers make claims and on occasion take legal action pertaining to our performance of our fiduciary responsibilities. In addition, evolving regulatory standards, litigation theories, and fiduciary expectations may increase the scope or frequency of such claims. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.

We are defendants in a variety of litigation and other actions.

Currently, there are certain other legal proceedings pending against the Company and our subsidiaries in the ordinary course of business.  While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters would not have a material adverse effect on us or our consolidated financial statements. However, adverse rulings, settlements, or regulatory actions could result in outcomes that differ materially from management’s expectations. However, if actual results differ from management’s expectations, it could have a material adverse effect on our financial condition, results of operations, or cash flows.

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability.  From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC, and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm. Even where no enforcement action is ultimately taken, responding to such matters may result in significant management distraction and expense.

Capital and Liquidity Risks

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. In addition, the Company and the Bank are each required by federal regulatory authorities to maintain adequate levels of capital to support their operations and to comply with evolving regulatory capital expectations, including stress testing, capital planning, and concentration risk considerations.

Our ability to raise capital will depend on, among other things, conditions in the capital markets and market listing rules—which are outside of our control—and our financial performance.  Accordingly, we cannot provide assurance that such capital will be available on terms acceptable to us or at all.  Any occurrence that limits our access to capital, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Market volatility, increased regulatory scrutiny of financial institutions, or adverse perceptions regarding the banking industry could further constrain capital availability. Further, if we need to raise capital in the future we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors.  Any inability to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations and could be dilutive to both tangible book value and our share price.

In addition, an inability to raise capital when needed may subject us to increased regulatory supervision and the imposition of restrictions on our growth and business.  These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches. Regulators could also limit capital distributions, including dividends or share repurchases. These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and share price.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. Recent bank failures and heightened sensitivity to liquidity risk have increased regulatory and market focus on contingency funding planning and liquidity stress testing. We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  If we are unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

We rely on bank deposits to be a low cost and stable source of funding.  In addition, our future growth will largely depend on our ability to maintain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. Changes in depositor behavior, including increased rate sensitivity and the ease of transferring deposits through digital channels, may increase deposit volatility. We compete with banks and other financial services companies for deposits.  If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve’s Federal Open Market Committee (“FOMC”), or for other reasons of their choice, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce our net interest margin and net interest income.  Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

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

Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments.  Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, and other factors deemed relevant by the board of directors.  Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders. Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors.  We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies, including regulatory capital conservation buffer requirements and supervisory expectations regarding capital distributions.  Finally, our ability to pay dividends to our stockholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. See Part II, Item 5. “Dividends.”

The trading volumes in our common stock may not provide adequate liquidity for investors.

Shares of our common stock are listed on the NASDAQ Global Select Market; however, the average daily trading volume in our common stock is less than that of larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock and increased volatility.

The trading price of our common stock may be subject to continued significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

●	actual or anticipated quarterly fluctuations in our operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to further credit losses on loans or unfunded commitments we may incur;
●	announcements regarding significant transactions in which we may engage;
●	market assessments regarding such transactions;
●	changes or perceived changes in our operations or business prospects;
●	legislative or regulatory changes affecting our industry generally or our businesses and operations;
●	a weakening of general market and economic conditions, particularly with respect to economic conditions in Illinois;
●	the operating and share price performance of companies that investors consider to be comparable to us;
●	future offerings by us of debt, preferred stock or trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
●	actions of our current stockholders, including future sales of common stock by existing stockholders and our directors and executive officers; and
●	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility, or heightened volatility in the banking sector generally.

As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

Shares of our common stock are subject to dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock up to the number of shares authorized in our Certificate of Incorporation.  We may issue additional shares of our common stock (or securities convertible into common stock) for a number of reasons, including to finance our operations and business strategy (including mergers and acquisitions), to adjust our ratio of debt to equity, to address regulatory capital concerns, or to satisfy our obligations upon the exercise of outstanding stock awards.  We may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash.  If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock and on our earnings per share.

Certain banking laws and our governing documents may have an anti-takeover effect and may make it difficult and expensive to remove current management.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders.  In addition, certain provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of the Company, even if such event was perceived by you to be beneficial to your interests.  These include, among others, (a) provisions that empower our board of directors, without stockholder approval, to issue preferred stock, the terms of which, including voting power, are set by the board of directors, (b) we have a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board, and (c) the approval of certain business combinations requires the affirmative vote of at least 75% of our outstanding shares of common stock. In addition, federal banking regulators must approve certain changes in control under applicable banking laws. The combination of these laws and provisions in our certificate of incorporation may inhibit certain business combinations, including a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions in our certificate of incorporation could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risk is the risk of exposure to harm or loss resulting from misuse or abuse of technology by malicious actors. Cybersecurity risk is an important and continuously evolving focus for us as significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology assets. Security efforts are designed to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.  We have experienced, and expect that we will continue to experience, a higher volume and complexity of cyber-attacks. We have implemented precautionary measures and controls reasonably designed to align with the National Institute of Standards and Technology (NIST) and other industry standards to address this increased risk.

Managing Material Risks and Integrated Overall Risk Management

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

Engage Third Parties on Risk Management

Ongoing business expansions may expose us to potential new threats as well as expanded regulatory scrutiny including the introduction of new cybersecurity requirements. We continue to make significant investments in enhancing our cyber defense-in-depth capabilities and to strengthen our partnerships with the appropriate government and law enforcement agencies and other businesses in order to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats.  Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain effective. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Third parties with which the Company does business or that facilitate the organization’s business activities (e.g., vendors, supply chain, exchanges, clearing houses, etc.) are also sources of cybersecurity risk. Third party cybersecurity incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises, could affect their ability to deliver a product or service or result in lost or compromised information. Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. Monitoring includes quarterly assessments by our Chief Information Security Officer (“CISO”) and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Management’s Role Managing Risk

While the ITSC and our Board of Directors, to which it reports, oversee cybersecurity risk management, management is responsible for the day-to-day cybersecurity risk management processes. The Chief Risk Officer (“CRO”) and the CISO play a pivotal role in informing the ITSC and Board Risk Committee on cybersecurity risks. Comprehensive briefings are presented to the ITSC and Board Risk Committee on a regular basis, with a minimum frequency of quarterly. These briefings encompass a broad range of topics, including:

●	maturity of our cyber landscape commensurate to inherent risks of environment;
●	emerging threats;
●	status of ongoing cybersecurity initiatives and strategies;
●	incident reports and learnings from any cybersecurity events;
●	compliance with regulatory requirements and industry standards; and
●	results of internal and external testing of cybersecurity controls.

In addition to our scheduled meetings, the CISO maintains an ongoing dialogue with management and the Board of Directors regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The CISO actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The CISO conducts a quarterly review of our cybersecurity posture and the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

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

The CISO is responsible for identifying technology and cybersecurity risks and is responsible for the controls to manage threats. To help safeguard the confidentiality, integrity and availability of our infrastructure, resources and information, we maintain an Information Security Program designed to prevent, detect, and respond to cyberattacks. The ITSC and Board of Directors are periodically provided with updates on the Information Security Program, recommended changes, cybersecurity policies and practices, ongoing efforts to improve security, as well as our efforts regarding significant cybersecurity events.

The CISO manages the Security Operations Center (SOC) and is responsible for implementing and maintaining controls designed to detect and defend us against cyber-attacks and includes a dedicated function for incident response and ongoing monitoring for cybersecurity threats and vulnerabilities, including those among the Bank’s third-party suppliers. The CISO conducts a quarterly review of our inherent risk posture against the effectiveness of our cyber risk management strategies. This review helps in measuring the effectiveness of controls and identifying areas for improvement ensuring cyber controls are commensurate with our inherent risk profile and the Board’s risk appetite.

Monitoring Cybersecurity Incidents

The CISO continually monitors for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. We deploy defense-in-depth safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls, and ongoing vulnerability assessments as well as ongoing acquisition of knowledge crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and prevent escalation of any loss or damage from the cybersecurity incident.  The Incident Response Plan is continually updated in response to an ever-changing threat landscape to provide long-term strategies for remediation, prevention of future incidents and resiliency to all types of threats. The incident response team includes (i) subject matter experts to address cyber threats and (ii) representatives from the accounting team to monitor threat escalation and identify events that may warrant Board notification and a Form 8-K cybersecurity notice.

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

Item 2. Properties

We conduct our business primarily at 55 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 46 of our properties and lease nine of our locations.  Our nine leased locations are under agreements that expire between July 31, 2026 through February 12, 2043.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.” As of December 31, 2025, we had 1,238 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2025 and 2024.

	2025			2024
	High	Low	Dividend	High	Low	Dividend
First quarter	$19.46	$16.14	$0.06	$15.85	$13.00	$0.05
Second quarter	17.86	14.14	0.06	14.99	13.20	0.05
Third quarter	19.25	16.43	0.06	17.46	14.41	0.05
Fourth quarter	20.96	16.65	0.07	19.37	14.78	0.06

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

Stock Repurchases

In December 2024, our board of directors re-authorized the repurchase of up to 2,234,896 shares of our common stock (the “Repurchase Program”). We made repurchases of 326,854 shares in 2025, none of which occurred in the fourth quarter of 2025. In January 2026, our board of directors re-authorized the repurchase of up to 1,908,042 shares of our common stock (the “Repurchase Program”). This Repurchase Program expires on December 31, 2026.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2026, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program.

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services. Inquiries related to stockholders’ records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell

Stockholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2020, and ending December 31, 2025, a comparison of cumulative total returns for the Company, S&P 500 Index and the KBW NASDAQ Bank Index.  The information assumes that $100 was invested at the closing price at December 31, 2020, in the common stock of the Company and each index and that all dividends were reinvested.

Total Return Performance
250
200
150
100
50
Index Value
Old Second Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
44196
44561
44926
45291
45657
46022

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Old Second Bancorp, Inc.	100.00	126.26	163.16	159.30	185.89	206.81
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
KBW Nasdaq Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

The stock performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ended December 31, 2025, 2024 and 2023, and financial condition at December 31, 2025 and 2024 and should be read in conjunction with our consolidated financial statements and the related notes.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Business Overview

We provide a wide range of financial services through our 55 banking locations located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to providing for the financial services needs of the communities in which we operate through our retail branch network.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  Our market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  We also offer extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

Our primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and our primary lending products are commercial mortgages, leases, construction lending, commercial loans, residential mortgages, powersport, and other consumer loans.  Many of our loans are secured by various forms of collateral including real estate, business assets, and consumer property although borrower cash flow is the primary source of repayment at the time of loan origination.

On July 1, 2025, we completed our previously announced acquisition of Bancorp Financial, Inc. (“Bancorp Financial”), pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the acquisition, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group (“Evergreen”), an Illinois-chartered banking corporation and wholly owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

As of July 1, 2025,  Bancorp Financial had approximately $1.43 billion of total assets, $1.20 billion of total loans, and $1.23 billion of total deposits. The consideration paid totaled $189.4 million and consisted of 7.9 million shares of Old Second common stock and $48.9 million of cash. The systems conversion was successfully completed in October 2025.

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

Summary Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(Dollars in thousands, except per share data)

	2025	2024	2023
Balance sheet items at year-end
Total assets	$6,902,675	$5,649,377	$5,722,799
Total earning assets	6,450,684	5,211,188	5,315,070
Average assets	6,347,633	5,642,950	5,820,173
Loans, gross	5,252,131	3,981,336	4,042,953
Allowance for credit losses on loans	72,301	43,619	44,264
Deposits	5,596,069	4,768,731	4,570,746
Securities sold under agreement to repurchase	23,769	36,657	26,470
Other short-term borrowings	215,000	20,000	405,000
Junior subordinated debentures	25,774	25,773	25,773
Subordinated debentures	59,552	59,467	59,382
Notes payable and other borrowings	14,825	-	-
Stockholders’ equity	896,768	671,034	577,281

Results of operations for the year ended
Interest and dividend income	$355,181	$297,904	$291,970
Interest expense	62,217	56,269	40,039
Net interest and dividend income	292,964	241,635	251,931
Provision for credit losses	27,553	12,750	16,501
Noninterest income	46,362	43,819	34,179
Noninterest expense	204,022	159,748	145,201
Income before taxes	107,751	112,956	124,408
Provision for income taxes	27,441	27,692	32,679
Net income available to common stockholders	$80,310	$85,264	$91,729

Performance ratios
Return on average total assets	1.27%	1.51%	1.58%
Return on average equity	10.27%	13.63%	17.70%
Average equity to average assets	12.31%	11.08%	8.91%
Dividend payout ratio	15.24%	11.05%	9.76%

Per share data
Basic earnings	$1.64	$1.90	$2.05
Diluted earnings	$1.62	$1.87	$2.02
Common book value per share	$17.03	$14.95	$12.92
Weighted average diluted shares outstanding	49,669,539	45,639,351	45,395,010
Weighted average basic shares outstanding	48,875,540	44,828,290	44,663,722
Shares outstanding at year-end	52,669,224	44,873,467	44,697,917

Loan quality ratios
Allowance for credit losses on loans to total loans at end of the year	1.38%	1.10%	1.09%
Provision for credit losses on loans to total loans	0.52%	0.32%	0.41%
Net loans charged-off to average total loans	0.35%	0.36%	0.58%
Nonaccrual loans to total loans at end of the year	0.91%	0.72%	1.67%
Nonperforming assets to total assets at end of the year	0.81%	0.92%	1.29%
Allowance for credit losses on loans to nonaccrual loans	150.78%	151.19%	65.50%

Old Second Bancorp, Inc. and Subsidiaries

Quarterly Financial Information

(Dollars in thousands, except per share data)

	2025				2024
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$102,303	$104,075	$75,238	$73,565	$75,279	$76,072	$73,223	$73,330
Interest expense	19,252	21,300	11,004	10,661	13,695	15,494	13,533	13,547
Net interest income	83,051	82,775	64,234	62,904	61,584	60,578	59,690	59,783
Provision for credit losses	3,000	19,653	2,500	2,400	3,500	2,000	3,750	3,500
Securities gains (losses), net	8	(1)	-	-	-	(1)	-	1
Income before taxes	39,270	13,068	29,213	26,200	25,372	29,851	29,190	28,543
Net income	28,787	9,871	21,822	19,830	19,110	22,951	21,891	21,312
Basic earnings per share	0.55	0.19	0.49	0.44	0.42	0.52	0.48	0.48
Diluted earnings per share	0.54	0.18	0.48	0.43	0.42	0.50	0.48	0.47
Dividends paid per share	0.07	0.06	0.06	0.06	0.06	0.05	0.05	0.05

2025 Financial Overview

In 2025, we recorded net income of $80.3 million, or $1.62 per fully diluted share, compared to $85.3 million, or $1.87 per fully diluted share, in 2024, and $91.7 million, or $2.02 per fully diluted share, in 2023.  Our basic earnings per share for the periods presented were $1.64 in 2025, $1.90 in 2024 and $2.05 in 2023.

Our 2025 net income, as compared to the prior year, decreased primarily as a result of additional costs incurred with the Bancorp Financial acquisition. Adjusted net income, a non-GAAP financial measure that excludes acquisition-related costs, Day Two provision for credit losses, MSR mark to market (gains)/losses, net securities (gains)/losses, death benefits realized on BOLI, litigation expense, and net gains on branch sales was $102.6 million in 2025. See the discussion entitled “Non-GAAP Financial Measures” on page 48 and the table below, which provides a reconciliation of this non-GAAP measure and related items, to the most comparable GAAP equivalents.

	Year Ended
	December 31,
	2025	2024	2023
Net Income
Income before income taxes (GAAP)	$107,751	$112,956	$124,408
Pre-tax income adjustments:
Provision for credit losses - Day Two	13,153	-	-
Litigation related expenses	-	-	1,200
Securities (gains) losses, net	(7)	-	4,148
Death benefit related to BOLI	(430)	(905)	-
MSR losses	1,918	723	1,425
Acquisition related costs, net of (gains) losses on branch sales	15,068	1,992	(258)
Liquidation and deconversion costs on Visa credit card portfolio	-	-	629
Adjusted net income before taxes	137,453	114,766	131,552
Taxes on adjusted net income	34,883	28,340	34,566
Adjusted net income (non-GAAP)	$102,570	$86,426	$96,986

Basic earnings per share (GAAP)	$1.64	$1.90	$2.05
Diluted earnings per share (GAAP)	1.62	1.87	2.02
Adjusted basic earnings per share (non-GAAP)	2.10	1.93	2.17
Adjusted diluted earnings per share (non-GAAP)	2.07	1.89	2.14

Total average assets	6,347,633	5,642,950	5,820,173

Return on average assets (GAAP)	1.27%	1.51%	1.58%
Adjusted return on average assets (non-GAAP)	1.62	1.53	1.67

Adjusted net income provides a comparative analysis of our performance excluding those one-time matters, such as transaction-related costs for our acquisition of Bancorp Financial and our purchase of five FRME branches, Day Two provision for credit losses from our acquisition of Bancorp Financial, net securities (gains)/losses, death benefits realized on BOLI, litigation expense related to a claim regarding prior years’ overdraft fee compliance, and net gains or net losses stemming from branch sales completed to eliminate duplicative geographic locations due to past acquisitions.

Net interest and dividend income increased $51.3 million, or 21.2% for 2025 compared to 2024, due primarily to increased interest and dividend income stemming from our acquisition of Bancorp Financial as well as decreased borrowing costs on the lower average balances on FHLBC advances. Partially offsetting the increase in interest and dividend income from the prior year was an increase in interest expense due to higher deposit costs from the additional deposits assumed with the acquisition of Bancorp Financial. Average loans, including loans held-for-sale, increased $622.3 million, or 15.6%, in 2025 compared to 2024 due to the loan portfolio included in the acquisition of Bancorp Financial. Total interest and dividend income growth in 2025, compared to 2024, resulted in a 32 basis point increase in average rates earned on interest earning assets.  Average interest bearing deposits increased $768.2 million, or 27.3%, for 2025 compared to 2024, and average deposit rates increased 22 basis points over the same period.  The increase in deposit rates was primarily due to exception priced deposits incurred in the Bancorp Financial acquisition, which we are allowing to run off over time.  Average noninterest bearing deposits increased by $1.5 million, or 0.1%, from 2024 to 2025.

We continued to reposition our balance sheet in 2025 to ensure adequate liquidity, reduce asset quality risk, and to manage interest rate risk on our cost of funds.  In 2025, our available-for-sale securities portfolio decreased $71.2 million, compared to year-end 2024, due primarily to $279.6 million of paydowns, maturities, and calls and $7.5 million of strategic sales.  These decreases in 2025 were partially offset by security purchases of $191.6 million. The change in activity in 2025, compared to year end 2024, excludes the sale of Bancorp Financial’s $117.6 million available-for-sale securities portfolio shortly after the acquisition closed. The unrealized mark to market adjustment on securities was a $43.1 million unrealized loss as of December 31, 2025, compared to a $68.6 million unrealized loss at December 31, 2024, due primarily to changes in market interest rates and the portfolio holdings mix year over year.  Average interest bearing liabilities increased $545.1 million, to $3.75 billion in 2025 from $3.21 billion in 2024.  Total average borrowings decreased $223.2 million to $171.5 million compared to $394.7 million in 2024. The decrease in average borrowings was primarily due to a $224.1 million decrease in other short-term borrowings due to a reduction in overnight FHLBC advances throughout 2025.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2025, we had loan growth of $1.27 billion, or 31.9%, over 2024 primarily due to the acquired loan portfolio of Bancorp Financial.  Nonperforming assets relative to total assets decreased slightly in 2025 and 2024, with nonperforming assets of $55.6 million, or 0.81%, of total assets for 2025, compared to $52.4 million, or 0.92% of total assets for 2024, and $73.9 million, or 1.29% of total assets, for 2023.  The total dollar increase in 2025, compared to 2024, was primarily due to an increase in nonaccrual loans of $19.1 million and an increase in loans past due 90 days and accruing of $3.4 million, partially offset by a $20.2 million decrease in OREO. We continue to take steps to control operating expenses and increase noninterest income.

As we focused on reducing noninterest expenses, exclusive of acquisition-related activity, we were also able to maintain our profitable wealth management business, and continue profitability, though to a lesser extent, with the mortgage banking business as originations and sales are negatively impacted by elevated interest rates.

For information comparing our financial condition and results of operations for the year ended December 31, 2024, to year ended December 31, 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

Critical Accounting Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry.  These policies require the reliance on estimates, assumptions and judgments, which may prove inaccurate or are subject to variations.  Changes in underlying factors, estimates, assumptions or judgments could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different from originally reported.  We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.  Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors.

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

Because our estimates of the ACL involve judgments and are influenced by factors outside of our control, there is uncertainty inherent in these estimates. Changes in such estimates could significantly impact our ACL and provision for credit losses. See Note 1 –Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this annual report for a discussion of our ACL.

As a result of management’s modeling, we increased our ACL on loans to $72.3 million as of December 31, 2025; in addition, we increased our ACL on unfunded commitments to $2.1 million as of December 31, 2025, included within other liabilities.  We recorded provision for credit losses of $27.6 million in 2025, comprised of $14.2 million of provision for credit loss expense on loans, a Day Two non-PCD provision expense of $13.2 million, and a $185,000 of provision expense on unfunded commitments.  Additionally, we recorded a Day One purchase accounting credit mark of $17.5 million to the ACL in relation to the acquisition of Bancorp Financial. In 2024, we recorded a provision for credit losses of $12.8 million, comprised of a $13.6 million provision for credit loss expense on loans, and a $834,000 release of provision for credit losses on unfunded commitments. In 2023, we recorded a provision for credit losses of $16.5 million, comprised of a $18.1 million provision for credit loss expense on loans, and a $1.6 million release of provision for credit losses on unfunded commitments.  In addition, a discussion of the factors driving changes in the amount of the ACL is included in the “Allowances for Credit Losses” section below.

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

Our net interest income increased $51.3 million, or 21.2%, to $293.0 million for 2025, from $241.6 million for 2024.  The increase in 2025 was primarily driven by the higher interest rate environment through much of 2025 as well as the acquisition of Bancorp Financial, which resulted in increased loan income from the acquired loan portfolio.  Our net interest margin, which is net interest income divided by total interest-earning assets, was 4.96% for the year ended 2025, compared to 4.61% for the year ended 2024, an increase of 35 basis points.  Our net interest margin on a taxable equivalent (TE) basis was 4.98% for the year ended 2025, compared to 4.63% for the year ended 2024, an increase of 35 basis points.  Average interest earning assets increased $667.5 million during 2025 as volume increased from the loan portfolio acquired from Bancorp Financial and rates reflected significant growth, impacting net interest income.  The increase in interest expense in 2025 compared to 2024 was due primarily to an expense increase in all interest bearing deposit categories due to higher rates and the interest bearing deposits assumed from the Bancorp Financial acquisition, partially offset by lower average balances in our short-term funding (overnight FHLBC advances) throughout 2025.

Our average earning assets increased $667.5 million, or 12.7%, to $5.91 billion in 2025, from $5.24 billion in 2024.  The increase was primarily attributable to an increase in our loan portfolio due to the acquisition of Bancorp Financial. Our average earning assets decreased $185.4 million, or 3.4%, to $5.24 billion in 2024, from $5.43 billion in 2023.  The decrease was primarily attributable to a decrease in our securities portfolio.

Our average interest bearing liabilities increased $545.1 million, or 17.0%, to $3.75 billion for 2025, from $3.21 billion in 2024, due primarily to an increase in all deposit categories, partially offset by a significant decrease to other short term borrowings.  The increase in average interest bearing deposits is a result of the deposits assumed from the Bancorp Financial acquisition. Average interest bearing deposits increased by $768.2 million, or 27.3%, to $3.58 billion in 2025, compared to $2.81 billion in 2024.  Our average borrowings decreased $223.2 million to $171.5 million in 2025 from $394.7 million in 2024, driven by a decrease of $224.1 million in average other short-term borrowings due to a reduction in overnight FHLBC advances throughout 2025. Partially offsetting the decrease in our average borrowings was an increase of $7.5 million in notes payable due to FHLB long-term putable advances that were assumed in the Bancorp Financial acquisition.

The following table sets forth certain information relating to our average Consolidated Balance Sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Year Ended December 31,
	2025			2024			2023
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$112,449	$4,625	4.11	$49,202	$2,393	4.86	$49,303	$2,503	5.08
Securities:
Taxable	1,015,384	38,194	3.76	1,015,046	34,656	3.41	1,177,860	37,940	3.22
Non-taxable (TE)[1]	151,201	6,257	4.14	164,015	6,537	3.99	170,018	6,746	3.97
Total securities (TE)[1]	1,166,585	44,451	3.81	1,179,061	41,193	3.49	1,347,878	44,686	3.32
Dividends from FHLBC and FRBC	23,707	1,517	6.40	29,282	2,278	7.78	32,351	1,920	5.93
Loans and loans held-for-sale [1,2]	4,609,225	305,939	6.64	3,986,900	253,456	6.36	4,000,269	244,317	6.11
Total interest earning assets	5,911,966	356,532	6.03	5,244,445	299,320	5.71	5,429,801	293,426	5.40
Cash and due from banks	50,955	-	-	54,359	-	-	56,592	-	-
Allowance for credit losses on loans	(57,913)	-	-	(43,872)	-	-	(51,880)	-	-
Other noninterest earning assets	442,625	-	-	388,018	-	-	385,660	-	-
Total assets	$6,347,633			$5,642,950			$5,820,173

Liabilities and Stockholders' Equity
NOW accounts	$658,387	$2,951	0.45	$562,890	$2,826	0.50	$585,304	$1,591	0.27
Money market accounts	887,516	16,853	1.90	699,302	11,878	1.70	752,025	6,039	0.80
Savings accounts	1,045,344	7,664	0.73	921,801	3,162	0.34	1,052,750	1,131	0.11
Time deposits	989,403	28,898	2.92	628,446	20,147	3.21	458,918	6,636	1.45
Interest bearing deposits	3,580,650	56,366	1.57	2,812,439	38,013	1.35	2,848,997	15,397	0.54
Securities sold under repurchase agreements	31,673	229	0.72	38,248	337	0.88	27,518	93	0.34
Other short-term borrowings	47,123	1,969	4.18	271,257	14,607	5.38	356,014	18,774	5.27
Junior subordinated debentures	25,774	1,152	4.47	25,773	1,127	4.37	25,773	1,095	4.25
Subordinated debentures	59,510	2,185	3.67	59,425	2,185	3.68	59,340	2,185	3.68
Senior notes	-	-	-	-	-	-	22,000	2,408	10.95
Notes payable and other borrowings	7,467	316	4.23	-	-	-	1,332	87	6.53
Total interest bearing liabilities	3,752,197	62,217	1.66	3,207,142	56,269	1.75	3,340,974	40,039	1.20
Noninterest bearing deposits	1,749,363	-	-	1,747,890	-	-	1,906,633	-	-
Other liabilities	64,381	-	-	62,480	-	-	54,243	-	-
Stockholders' equity	781,692	-	-	625,438	-	-	518,323	-	-
Total liabilities and stockholders' equity	$6,347,633			$5,642,950			$5,820,173
Net interest income (GAAP)		$292,964			$241,635			$251,931
Net interest margin (GAAP)			4.96			4.61			4.64

Net interest income (TE)[1]		$294,315			$243,051			$253,387
Net interest margin (TE)[1]			4.98			4.63			4.67
Interest bearing liabilities to earning assets	63.47%			61.15%			61.53%

1 Tax equivalent basis is calculated using a marginal tax rate of 21% in 2025, 2024 and 2023.  See the discussion entitled “Non-GAAP Financial Measures” on page 48 and the table on page 50 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

2  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, discussed below, and includes net fees of $4.0 million for 2025, net costs of $1.8 million for 2024, and net costs of $2.7 million for 2023.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP (TE) basis to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
(In thousands)	2025	2024	2023
Interest income (GAAP)	$355,181	$297,904	$291,970
Taxable equivalent adjustment - loans	37	43	39
Taxable equivalent adjustment - securities	1,314	1,373	1,417
Interest income (TE)	356,532	299,320	293,426
Less: interest expense (GAAP)	62,217	56,269	40,039
Net interest income (TE)	$294,315	$243,051	$253,387
Net interest income (GAAP)	$292,964	$241,635	$251,931
Average interest earning assets	$5,911,966	$5,244,445	$5,429,801
Net interest margin (GAAP)	4.96%	4.61%	4.64%
Net interest margin (TE)	4.98%	4.63%	4.67%

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

Analysis of Year-to-Year Changes in Net Interest Income1

	2025 Compared to 2024			2024 Compared to 2023
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
(In thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest and dividend income
Interest earning deposits	$2,537	$(305)	$2,232	$(5)	$(105)	$(110)
Securities:
Taxable	12	3,526	3,538	(5,800)	2,516	(3,284)
Tax-exempt	(549)	269	(280)	(239)	30	(209)
Dividends from FHLBC and FRBC	(394)	(367)	(761)	(157)	515	358
Loans and loans held-for-sale	40,923	11,560	52,483	(814)	9,953	9,139
Total interest and dividend income	42,529	14,683	57,212	(7,015)	12,909	5,894
Interest expense
NOW accounts	340	(215)	125	(58)	1,293	1,235
Money market accounts	3,459	1,516	4,975	(392)	6,231	5,839
Savings accounts	475	4,027	4,502	(122)	2,153	2,031
Time deposits	10,354	(1,603)	8,751	3,146	10,365	13,511
Securities sold under repurchase agreements	(53)	(55)	(108)	48	196	244
Other short-term borrowings	(9,942)	(2,696)	(12,638)	(4,573)	406	(4,167)
Junior subordinated debentures	-	25	25	-	32	32
Subordinated debt	-	-	-	-	-	-
Senior notes	-	-	-	(1,204)	(1,204)	(2,408)
Notes payable and other borrowings	316	-	316	(44)	(43)	(87)
Total interest expense	4,949	999	5,948	(3,199)	19,429	16,230
Net interest and dividend income	$37,580	$13,684	$51,264	$(3,816)	$(6,520)	$(10,336)

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

We recorded a $27.6 million provision for credit losses in 2025, an increase of $14.8 million from 2024. The increase in provision expense over the prior year was primarily due to the $13.2 million of Day Two non-PCD provision expense in relation to the Bancorp Financial acquisition and increased current year charge offs within the newly acquired powersport loan segment.  The 2024 provision for credit losses of $12.8 million compared to $16.5 million in 2023 was primarily due to the decrease in loans of $61.6 million in 2024, and lower current-year net charge offs, as well as improved asset quality and economic factors.

For additional discussion of the credit provision and allowance for credit losses, see the section below “Allowance for Credit Losses” in this Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2025	2024	2023	2025-2024	2024-2023
Wealth management	$13,244	$11,426	$9,803	15.9	16.6
Service charges on deposits	11,282	10,226	9,817	10.3	4.2
Residential mortgage banking revenue
Secondary mortgage fees	372	287	259	29.6	10.8
Mortgage servicing rights mark to market loss	(1,918)	(723)	(1,425)	(165.3)	49.3
Mortgage servicing income	1,865	1,942	2,029	(4.0)	(4.3)
Net gain on sales of mortgage loans	2,291	1,805	1,477	26.9	22.2
Total residential mortgage banking revenue	2,610	3,311	2,340	(21.2)	41.5
Securities gains (losses), net	7	-	(4,148)	N/M	100.0
Increase in cash surrender value of BOLI	3,197	3,619	2,120	(11.7)	70.7
Death benefit realized on BOLI	430	905	-	(52.5)	N/M
Card related income	10,619	10,114	10,051	5.0	0.6
Other income	4,973	4,218	4,196	17.9	0.5
Total noninterest income	$46,362	$43,819	$34,179	5.8	28.2

N/M - Not meaningful

Our total noninterest income increased $2.5 million, or 5.8%, to $46.4 million for 2025, compared to $43.8 million for 2024.  The increase in 2025 from 2024 was primarily due to:

●	A $1.8 million, or 15.9%, increase in wealth management income due to growth in advisory, personal trust, and estate fees.
●	A $1.1 million, or 10.3%, increase in service charges on deposits primarily due to additional income from the deposits assumed in the acquisition of First Merchants and Bancorp Financial.
●	A $505,000, or 5.0%, increase in card related income, compared to 2024, due to card related income acquired in our acquisition of Bancorp Financial.
●	A $755,000 increase in other income primarily due to powersport loan servicing fees.

Partially offsetting the increase in noninterest income for 2025, compared to 2024, was lower mortgage banking earnings of $701,000. The decrease in mortgage banking revenue was driven by mark to market losses of $1.9 million in 2025, compared to mark to market losses of $723,000 recorded in 2024, primarily due to change in market interest rates and prepayment speeds. Also offsetting the increase in noninterest income in 2025, compared to 2024, was a $422,000 decrease in the cash surrender value of BOLI due to changes in market interest rates on Corporate-Owned Life Insurance (“COLI”) investments and a $475,000 reduction in death benefit proceeds realized on BOLI in 2025 compared to 2024.

Noninterest expense

	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
(Dollars in thousands)	2025	2024	2023	2025-2024	2024-2023
Salaries	$91,709	$71,439	$66,414	28.4	7.6
Officers incentive	12,034	9,712	8,447	23.9	15.0
Benefits and other	20,919	16,874	13,705	24.0	23.1
Total salaries and employee benefits	124,662	98,025	88,566	27.2	10.7
Occupancy, furniture and equipment	19,054	16,159	14,437	17.9	11.9
Computer and data processing	13,840	9,473	7,277	46.1	30.2
FDIC insurance	2,844	2,543	2,705	11.8	(6.0)
Net teller & bill paying	2,720	2,244	2,115	21.2	6.1
General bank insurance	1,449	1,268	1,212	14.3	4.6
Amortization of core deposit intangible	4,545	2,440	2,461	86.3	(0.9)
Advertising expense	1,331	1,243	721	7.1	72.4
Card related expense	6,229	5,555	5,123	12.1	8.4
Legal fees	1,724	1,326	927	30.0	43.0
Consulting & management fees	3,942	2,496	2,415	57.9	3.4
Other real estate owned expense, net	2,117	2,220	399	(4.6)	456.4
Other expense	19,565	14,756	16,843	32.6	(12.4)
Total noninterest expense	$204,022	$159,748	$145,201	27.7	10.0
Efficiency ratio (GAAP)	57.91%	54.36%	48.80%
Adjusted efficiency ratio (non-GAAP)	53.15%	53.22%	47.93%

Our total noninterest expense increased by $44.3 million, or 27.7%, in 2025 compared to 2024.  The increase was primarily due to:

●	A $26.6 million, or 27.2%, increase in salaries and employee benefits primarily due to $8.4 million of change in control, retention, and severance payouts as a result of the acquisition of Bancorp Financial. In addition, increases were noted in officers’ incentives, restricted stock comp expense, and salaries based on additional employees from the Bancorp Financial acquisition as well as growth in base salary rates for legacy Bank employees. Our number of full-time equivalent employees was 1,062 as of December 31, 2025, compared to 877 as of December 31, 2024.
●	A $2.9 million, or 17.9%, increase in occupancy, furniture and equipment expense primarily due to the acquisition of Bancorp Financial related assets and the costs incurred.
●	A $4.4 million, or 46.1%, increase in computer and data processing expense, primarily due to costs incurred related to our acquisition of Bancorp Financial as systems conversion was performed in October 2025, and certain acquired ancillary system contracts that were terminated.
●	A $2.1 million, or 86.3%, increase in the amortization of core deposits intangibles, primarily due to our acquisition of Bancorp Financial as well as a full year of amortization from the branch transaction with FRME in December 2024.
●	A $1.4 million, or 57.9%, increase in consulting & management fees, primarily due to consulting fees incurred from our acquisition of Bancorp Financial.
●	A $4.8 million, or 32.6%, increase in other expense in 2025, compared to 2024, primarily attributable to acquisition-related costs incurred related to our acquisition of Bancorp Financial, which include audit, printing, supplies, and consumer credit expenses.

Efficiency Ratio

The efficiency ratio presented above and reconciled below measures how much it costs an institution to generate one dollar of revenue. We utilize this measure in evaluating employee performance incentives as well as in comparison against peer performance, to set and assess operational standards. The following table provides a reconciliation of the non-GAAP efficiency ratio to the most comparable GAAP equivalent.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2025	2024	2023
Efficiency Ratio / Adjusted Efficiency Ratio [1]
(Dollars in thousands)

Noninterest expense	$204,022	$159,748	145,201	$204,022	$159,748	145,201
Less amortization of core deposit intangible	4,545	2,440	2,461	4,545	2,440	2,461
Less other real estate expense, net	2,117	2,220	399	2,117	2,220	399
Less litigation related expense	N/A	N/A	N/A	-	-	1,200
Less acquisition related costs, net of losses on branch sales	N/A	N/A	N/A	15,068	1,992	(258)
Less liquidation and deconversion costs on Visa credit card portfolio	N/A	N/A	N/A	-	-	629
Noninterest expense less adjustments	$197,360	$155,088	$142,341	$182,292	$153,096	140,770

Net interest income	$292,964	$241,635	251,931	$292,964	$241,635	251,931
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	37	43	39
Securities	N/A	N/A	N/A	1,314	1,373	1,417
Net interest income including adjustments	292,964	241,635	251,931	294,315	243,051	253,387
Noninterest income	46,362	43,819	34,179	46,362	43,819	34,179
Less death benefit related to BOLI	430	905	-	430	905	-
Less securities gains (losses), net	7	-	(4,148)	7	-	(4,148)
Less MSRs mark to market losses	(1,918)	(723)	(1,425)	(1,918)	(723)	(1,425)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	N/A	850	962	564
Noninterest income including adjustments	47,843	43,637	39,752	48,693	44,599	40,316

Net interest income including adjustments plus noninterest income including adjustments	$340,807	$285,272	291,683	$343,008	$287,650	293,703
Efficiency ratio / Adjusted efficiency ratio [1]	57.91%	54.36%	48.80%	53.15%	53.22%	47.93%

1  See discussion entitled “Non-GAAP Financial Measures” on page 48.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2025, is detailed in Note 11 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $27.4 million for the year ended December 31, 2025, compared to an income tax expense of $27.7 million in 2024 and $32.7 million for 2023.  The decrease in income tax expense in 2025, compared to 2024, is commensurate with the decrease in our pretax income.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 25.5% for 2025, 24.5% for 2024, and 26.3% for 2023.  Any changes in tax rates will be recorded in the period enacted.

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

Financial condition

General

Our total assets were $6.90 billion at December 31, 2025, an increase of $1.25 billion, or 22.2%, from December 31, 2024.  Our total cash and cash equivalents increased $24.7 million, driven by cash received from securities activity and the increase in other short term borrowings, as well as net cash received with the Bancorp Financial acquisition.

Our loans increased by $1.27 billion, or 31.9%, to $5.25 billion for the year ended December 31, 2025, compared to 2024.  This increase is primarily due to the $1.20 billion of loans acquired in our acquisition of Bancorp Financial and $76.1 million of net organic loan growth.

Our total securities decreased by $71.2 million, or 6.1%, for the year ended December 31, 2025, compared to 2024, primarily due to $279.6 million of paydowns, maturities, and calls and $7.5 million of strategic sales, excluding the sale of Bancorp Financial’s $117.6 million available-for-sale securities portfolio after the acquisition closed.  These decreases in 2025 were partially offset by security purchases of $191.6 million as well as the $25.6 million reduction of unrealized losses recorded in 2025. We recorded pretax net security gains of $7,000 in 2025 compared to no pretax net gains or losses in 2024.

Our total liabilities were $6.01 billion at December 31, 2025, an increase of $1.03 billion, or 20.6%, from December 31, 2024.  Total deposits increased by $827.3 million, or 17.3%, to $5.60 billion for the year ended December 31, 2025, compared to $4.77 billion for the year ended December 31, 2024, primarily due to the deposits assumed from the acquisition of Bancorp Financial.

At December 31, 2025, total stockholders’ equity was $896.8 million, compared to $671.0 million at December 31, 2024. The increase in stockholders’ equity primarily stems from the acquisition of Bancorp Financial, which resulted in $7.9 million of additional common stock outstanding and $132.6 million of additional paid in capital, as well as net income of $80.3 million recorded in 2025, and the $18.4 million decrease in accumulated other comprehensive losses due to the reduction in unrealized losses in the available for sale securities portfolio.

Investments

As shown below, the overall composition of our securities portfolio was largely consistent in 2025 compared to 2024, as well as in 2024 compared to 2023.

Securities Available-for-Sale Portfolio

	2025			2024			2023
	Amortized	Fair	% of	Amortized	Fair	% of	Amortized	Fair	% of
(Dollars in thousands)	Cost	Value	Total	Cost	Value	Total	Cost	Value	Total
U.S. Treasury	$164,296	$165,860	15.2	$193,902	$194,143	16.7	$174,602	$169,574	14.2
U.S. government agencies	29,421	29,176	2.7	39,202	37,814	3.3	60,011	56,959	4.8
U.S. government agency mortgage-backed	95,899	88,780	8.1	112,241	100,277	8.6	118,492	106,370	8.9
States and political subdivisions	213,366	206,375	18.9	226,969	215,456	18.5	236,072	227,065	19.0
Collateralized mortgage obligations	388,774	359,305	32.9	411,170	368,616	31.7	442,987	392,544	33.0
Asset-backed securities	46,600	45,816	4.2	64,215	62,303	5.4	71,616	68,436	5.7
Collateralized loan obligations	194,552	194,464	17.9	182,629	183,092	15.8	173,201	171,881	14.4
Equity securities	684	747	0.1	-	-	-	-	-	-
Total securities available-for-sale	$1,133,592	$1,090,523	100.0	$1,230,328	$1,161,701	100.0	$1,276,981	$1,192,829	100.0

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

Some of our holdings of U.S. government agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which do carry the full faith and credit of the U.S. government. We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of ABS also includes securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored, and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  Our CLO S&P or Moody’s ratings distribution consists of 100% rated AAA or AA. CLO credit enhancement is achieved through over-collateralization and/or subordination.

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2025.  Weighted average yield is based on amortized costs and not calculated on a tax equivalent basis. Securities not due at a single maturity date are shown only in the total column.

Securities Portfolio Maturity and Yields

			After One But		After Five But
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$65,191	4.47%	$100,669	4.20%	$-	-%	$-	-%	$165,860	4.32%
U.S. government agencies	28,084	2.00	1,092	5.36	-	-	-	-	29,176	2.13
States and political subdivisions	1,204	4.40	31,745	3.31	88,875	2.94	84,551	3.15	206,375	3.09
	94,479	3.73	133,506	4.00	88,875	2.94	84,551	3.15	401,411	3.51
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	448,085	2.75
Asset-backed securities	-	-	-	-	-	-	-	-	45,816	3.71
Collateralized loan obligations	-	-	-	-	-	-	-	-	194,464	5.46
Equity securities	-	-	-	-	-	-	-	-	747	-
Total securities available-for-sale	$94,479	3.73%	$133,506	4.00%	$88,875	2.94%	$84,551	3.15%	$1,090,523	3.53%

As of December 31, 2025, net unrealized losses on available-for-sale securities totaled $43.1 million, which, after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $31.0 million.  As of December 31, 2024, net unrealized losses on available-for-sale securities totaled $68.6 million, which after the impact of the related deferred income taxes, resulted in an overall decrease to equity capital of $49.4 million.

Loans

The following table presents the composition of the loan portfolio at December 31 for the year indicated:

Loan Portfolio

		% of		% of		% of
(Dollars in thousands)	2025	Total	2024	Total	2023	Total
Commercial	$842,130	16.0	$800,476	20.1	$841,697	20.8
Leases	548,256	10.4	491,748	12.4	398,223	9.8
Commercial real estate – investor	1,212,384	23.1	1,078,829	27.1	1,034,424	25.6
Commercial real estate – owner occupied	706,567	13.5	683,283	17.2	796,538	19.7
Construction	173,630	3.3	201,716	5.1	165,380	4.1
Residential real estate – investor	70,225	1.3	49,598	1.2	52,595	1.3
Residential real estate – owner occupied	230,432	4.4	206,949	5.2	226,248	5.6
Multifamily	339,131	6.5	351,325	8.8	401,696	9.9
HELOC	235,293	4.5	103,388	2.6	103,237	2.6
Powersport	696,959	13.3	-	-	-	-
Other [1]	197,124	3.7	14,024	0.3	22,915	0.6
Total loans	$5,252,131	100.0	$3,981,336	100.0	$4,042,953	100.0

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Our total loans were $5.25 billion as of December 31, 2025, an increase of $1.27 billion from $3.98 billion as of December 31, 2024. This increase was primarily due to the $1.20 billion portfolio acquired from Bancorp Financial, which significantly expanded our consumer lending and added the powersport loan segment. Excluding the acquisition, the Bank achieved organic loan growth, net of paydowns, of $76.1 million from 2024. The largest organic loan increases, net originations, were in leases for $56.5 million and commercial real estate – investor for $27.2 million. Partially offsetting these organic increases, we experienced net reductions in construction of $32.4 million and multifamily of $40.8 million.  We recorded total loan originations, excluding renewals, of $1.36 billion in 2025.

We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Management continues to emphasize loan portfolio quality, and credit remediation continued in 2025. The increase of nonaccrual and classified loans as of December 31, 2025, compared to the prior year end, is due to larger relationships with mixed use commercial real estate that have been downgraded in 2025, discussed in the “Asset Quality” section below.  We recorded net loan charge-offs of $16.2 million in 2025, $14.2 million in 2024, and $23.3 million in 2023.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local communities have been relatively stable in the past five years.  While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate categories represented 56.5% and 67.2% of the portfolio at December 31, 2025 and 2024, respectively.  Our lending exposure is diversified across each of our segments presented above. In 2025, excluding the Bancorp Financial acquisition, we experienced a net increase in the overall portfolio, and leases and commercial real estate – investor continue to be the largest segments of growth. We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2025.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors our asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2025:

Maturity and Rate Sensitivity of Loans to Changes in Interest Rate

		After One Year		After Five Years
		Through Five Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
(In thousands)	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Commercial	$751,023	$76,520	$405	$12,109	$-	$2,073	$-	$842,130
Leases	27,160	473,105	-	47,991	-	-	-	548,256
Commercial real estate – investor	581,089	535,218	-	95,882	195	-	-	1,212,384
Commercial real estate – owner occupied	247,739	254,259	118,178	9,631	76,760	-	-	706,567
Construction	153,751	17,967	1,192	-	720	-	-	173,630
Residential real estate – investor	29,198	34,437	2,532	1,558	711	1,789	-	70,225
Residential real estate – owner occupied	42,715	7,079	97,215	34,721	20,721	27,981	-	230,432
Multifamily	107,184	220,314	-	11,633	-	-	-	339,131
HELOC	171,239	4,926	-	9,476	10,266	39,386	-	235,293
Powersport	12,546	537,636	-	146,777	-	-	-	696,959
Other[1]	13,750	44,421	-	97,519	-	41,434	-	197,124
Total	$2,137,394	$2,205,882	$219,522	$467,297	$109,373	$112,663	$-	$5,252,131

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts; the “One Year or Less” column includes demand notes.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or more past due and accruing. Remediation work is ongoing in all relevant segments. Nonperforming loans increased year over year by $22.5 million, or 74.4%, to $52.8 million at December 31, 2025, but decreased by $38.5 million to $30.3 million at December 31, 2024, compared to December 31, 2023. Nonperforming assets, which includes nonperforming loans plus other real estate owned and repossessed assets, totaled $55.6 million as of December 31, 2025, compared to $52.4 million as of December 31, 2024, and $73.9 million as of December 31, 2023.  Nonperforming credit metrics increased in 2025, largely due to increased nonaccrual loans, and management continues to work these loans. Nonperforming loans as a percent of total loans increased to 1.0% as of December 31, 2025, from 0.8% as of December 31, 2024, and 1.7% December 31, 2023. Our nonperforming loans by performance metric is shown in the following table.

Risk Elements

The following table sets forth the amounts of nonperforming assets by performance metric at December 31 for the years indicated:

(Dollars in thousands)	2025	2024	2023
Nonaccrual loans	$47,952	$28,851	$67,583
Loans past due 90 days or more and still accruing interest	4,879	1,436	1,196
Total nonperforming loans	52,831	30,287	68,779
Other real estate owned	1,427	21,617	5,123
Repossessed Assets	1,363	484	-
Total nonperforming assets	$55,621	$52,388	$73,902

Nonaccrual loans to total loans outstanding	0.9%	0.7%	1.7%
Nonperforming loans to total loans outstanding	1.0%	0.8%	1.7%
Nonperforming assets to total loans plus OREO and repossessed assets	1.1%	1.3%	1.8%

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  Powersport loans are placed on nonaccrual when principal or interest payments become 120 days past due and in the process of restructuring. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $1.0 million, $815,000 and $1.9 million was recorded and collected during 2025, 2024 and 2023, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2025, 2024 and 2023, had these loans been on an accrual basis throughout the year, was approximately $3.8 million, $4.2 million and $7.3 million, respectively.

Total past due loans, including accruing and nonaccrual loans, totaled $85.7 million at year-end 2025, a $58.4 million increase from year end 2024, resulting in the rate of past due loans to total loans increasing to 1.6% at year-end 2025 compared to 0.7% at year-end 2024, and 1.2% at year-end 2023. As of December 31, 2025, $42.9 million of delinquent loans are past due 30-59 days and accruing. Refer to Note 5, “Loans and Allowance for Credit Losses on Loans”, in our Consolidated Financial Statements, below, for further detail of past due loans by classification for 2025 and 2024.

Classified Assets

	Classified assets as of December 31,			Percent Change From
(Dollars in thousands)	2025	2024	2023	2025-2024	2024-2023
Commercial	$51,587	$24,748	$8,414	108.4	194.1
Leases	2,428	523	818	364.2	(36.1)
Commercial real estate – investor	14,245	14,489	43,798	(1.7)	(66.9)
Commercial real estate – owner occupied	64,081	27,619	54,613	132.0	(49.4)
Construction	11,421	19,351	17,155	(41.0)	12.8
Residential real estate – investor	1,142	1,690	1,331	(32.4)	27.0
Residential real estate – owner occupied	1,897	1,851	3,216	2.5	(42.4)
Multifamily	1,494	1,165	1,775	28.2	(34.4)
HELOC	1,466	547	1,664	168.0	(67.1)
Powersport	68	-	-	N/M	N/M
Other [1]	270	10	-	N/M	N/M
Total classified loans	150,099	91,993	132,784	63.2	(30.7)
Other real estate owned	1,427	21,617	5,123	(93.4)	322.0
Repossessed assets	1,363	484	-	181.6	N/M
Total classified assets	$152,889	$114,094	$137,907	34.0	(17.3)

N/M - Not meaningful

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Classified loans include nonaccrual and all other loans considered substandard.  Classified assets include both classified loans, OREO and repossessed assets.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if deficiencies remain uncorrected.

Total classified loans increased in 2025 by $58.1 million compared to 2024, and decreased in 2024 by $40.8 million compared to 2023. The increase in 2025 is primarily due to an increase of $36.5 million of commercial real estate – owner occupied loans and $26.8 million of commercial loans, and partially offset by a decrease of $7.9 million of construction, compared to 2024. In 2025, the increase to classified commercial real estate – owner occupied and commercial loans were driven by downgrades of $52.9 million for commercial real estate – owner occupied and $45.8 million downgrades for commercial. The decrease in 2024, compared to 2023, is primarily due to a decrease of $29.3 million of commercial real estate – investor loans and $27.0 million of commercial real estate – owner occupied, and partially offset by an increase of $16.3 million of commercial, compared to 2023. In 2024, the decrease to classified commercial real estate – owner occupied and commercial real estate – investor loans were driven by loan risk rating upgrades of $20.1 million for commercial real estate – owner occupied and $8.8 million for commercial real estate – investor, primarily in the healthcare industry.

Total classified assets, which includes OREO and repossessed assets, increased $38.8 million in 2025 compared to 2024. The increase in classified assets year over year was mostly due to the increases to classified loans but were offset by a $20.2 decrease to OREO in 2025 compared to 2024, primarily due to the sales of five OREO properties for a net fair value of $24.7 million. Our OREO portfolio increased $16.5 million in 2024 from 2023, primarily due to the transfer of five properties with a net fair value of $19.4 million, net of participations and valuation adjustments.  Management monitors a metric of classified assets to the sum of Bank Tier 1 capital and the ACL, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased to 17.82% at December 31, 2025, compared to 17.45% at December 31, 2024, and 21.66% at December 31, 2023.

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

Allowance for Credit Losses

At December 31, 2025, the ACL on loans totaled $72.3 million, and the ACL on unfunded commitments, included in other liabilities, totaled $2.1 million, compared to the ACL on loans of $43.6 million and ACL on unfunded commitments of $1.9 million at December 31, 2024. The increase in the ACL on loans was primarily due to a Day One PCD allocation of $17.5 million and a Day Two non-PCD provision of $13.2 million in relation to the Bancorp Financial acquisition.

One measure of the adequacy of the ACL is the ratio of the ACL on loans to total loans. The ACL as a percentage of total loans was 1.4% as of December 31, 2025, and 1.1% as of December 31, 2024. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements in this annual report for discussion of our ACL methodology on loans.

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management’s assessment of expected losses over the expected life of the loan portfolio as well as considering changes in macroeconomic conditions. During 2025, we recorded a $14.2 million of provision for credit losses expense on loans, a $13.2 million Day Two non-PCD provision for credit loss and a $185,000 of provision for credit losses on unfunded commitments. During 2024, we recorded a $13.6 million of provision for credit losses expense on loans and a $834,000 release of provision for credit losses on unfunded commitments.

Summary of Loan Loss Experience

The following table summarizes, for the years indicated, activity in the ACL, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to loans outstanding:

Analysis of Allowance for Credit Losses

(Dollars in thousands)	2025	2024	2023
Total average loans (exclusive of loans held–for–sale)	$4,606,984	$3,985,552	$3,998,937
Allowance at beginning of year	43,619	44,264	49,480
Charge–offs:
Commercial	5,051	8,686	885
Leases	970	149	882
Commercial real estate – investor	-	4,596	11,816
Commercial real estate – owner occupied	1,173	5,154	10,691
Construction	834	-	-
Real estate – investor	-	-	-
Real estate – owner occupied	-	242	-
Multifamily	181	-	-
HELOC	-	-	-
Powersport	8,821	-	-
Other[1]	1,633	284	368
Total charge–offs	18,663	19,111	24,642
Recoveries:
Commercial	203	149	632
Leases	17	103	119
Commercial real estate – investor	57	425	77
Commercial real estate – owner occupied	12	3,907	29
Construction	396	-	100
Real estate – investor	7	25	30
Real estate – owner occupied	56	36	79
Multifamily	-	-	-
HELOC	90	91	105
Powersport	1,375	-	-
Other[1]	223	146	169
Total recoveries	2,436	4,882	1,340
Net charge-offs	16,227	14,229	23,302
Day 1 PCD credit evaluation	17,540	-	-
Provision for credit losses on loans	27,369	13,584	18,086
Allowance at end of year	$72,301	$43,619	$44,264

Net charge-offs to total average loans	0.4%	0.4%	0.6%
ACL on loans at year end to total loans	1.4%	1.1%	1.1%
ACL on loans at year end to nonaccrual loans	150.8%	151.2%	65.5%

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The following table summarizes, for the years indicated, net charge-offs per loan class and the percentage of total average loans per class:

		% of Total		% of Total		% of Total
		Average		Average		Average
		Loans Per		Loans Per		Loans Per
	2025	Class	2024	Class	2023	Class
Commercial	$4,848	0.7	$8,537	1.1	$253	-
Leases	953	0.2	46	0.0	763	0.2
Commercial real estate – investor	(57)	(0.0)	4,171	0.4	11,739	1.1
Commercial real estate – owner occupied	1,161	0.2	1,247	0.2	10,662	1.4
Construction	438	0.3	-	-	(100)	(0.1)
Residential real estate – investor	(7)	(0.0)	(25)	(0.1)	(30)	(0.1)
Residential real estate – owner occupied	(56)	(0.0)	206	0.1	(79)	(0.0)
Multifamily	181	0.1	-	-	-	-
HELOC	(90)	(0.0)	(91)	(0.1)	(105)	(0.1)
Powersport	7,446	1.2	-	-	-	-
Other [1]	1,410	0.8	138	1.2	199	0.8
Net charge–offs	$16,227	0.4	$14,229	0.4	$23,302	0.6

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The provision for credit losses on loans is based upon management’s estimate of future expected credit losses in the loan and lease portfolio and its evaluation of the adequacy of the ACL.  Our provision for credit losses in 2025 totaled $27.6 million, compared to $12.8 million in 2024, and $16.5 million in 2023.  Net charge-offs recorded in 2025 totaled $16.2 million, compared to net charge-offs of $14.2 million recorded in 2024, and net charge-offs of $23.3 million in 2023. The significant charge offs in 2025 were comprised of multiple  powersport loans, three commercial credits, and one commercial real estate credit. Our ACL on loans to total loans was 1.4% at December 31, 2025, and 1.1% at December 31, 2024 and 2023.

The following table shows our allocation of the ACL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

Allocation of the Allowance for Credit Losses

	2025		2024		2023
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$11,183	16.0	$7,813	20.1	$3,998	20.8
Leases	2,370	10.4	2,136	12.4	2,952	9.8
Commercial real estate – investor	21,672	23.1	14,528	27.1	17,105	25.6
Commercial real estate – owner occupied	4,583	13.5	10,036	17.2	12,280	19.7
Construction	1,527	3.3	3,581	5.1	1,038	4.1
Real estate – investor	759	1.3	553	1.2	669	1.3
Real estate – owner occupied	1,879	4.4	1,509	5.2	1,821	5.6
Multifamily	1,493	6.5	1,876	8.8	2,728	9.9
HELOC	3,628	4.5	1,578	2.6	1,656	2.6
Powersport	17,449	13.3	-	-	-	-
Other[1]	5,758	3.7	9	0.3	17	0.6
Total	$72,301	100.0	$43,619	100.0	$44,264	100.0

1 The “Other” class includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts for each year presented.

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

During 2025, the provision of credit losses on unfunded commitments totaled $185,000, and the allowance for unfunded commitments totaled $2.1 million as of December 31, 2025.  During 2024, the release of credit losses on unfunded commitments totaled $834,000, and allowance for unfunded commitments totaled $1.9 million as of December 31, 2024. Management reviewed the securities portfolio for credit loss exposure and determined that no allowance for credit losses on securities was required for 2025 or 2024.  See Note 4 to the Consolidated Financial Statements for more detail on the ACL for securities analysis performed.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $1.4 million as of December 31, 2025, compared to $21.6 million as of December 31, 2024, reflecting a $20.2 million decrease. During 2025, we transferred one OREO property from loans with a fair value of $5.0 million and we sold five properties which had a total net book value of $25.2 million. Net gains on the sale of OREO properties during 2025 totaled $201,000, compared to net gains on sale of OREO properties of $390,000 in 2024 and $256,000 in 2023.

	OREO Properties by Type as of December 31,			Percent Change From
(Dollars in thousands)	2025	2024	2023	2025-2024	2024-2023
Single family residence	$-	$-	$-	-	-
Lots (single family and commercial)	-	-	-	-	-
Vacant land	-	197	197	(100.0)	-
Multi-family	-	-	-	-	-
Commercial property	1,427	21,420	4,926	(93.3)	334.8
Total OREO properties	$1,427	$21,617	$5,123	(93.4)	322.0

Other real estate assets transferred from loans are recorded at the fair value of the property when transferred, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2025 was $632,000, which was 30.7% of gross OREO at year-end 2025. This compares to $1.9 million, or 7.9%, of gross OREO, net of participations and purchase accounting adjustments, at year-end 2024.

Deposits

Our total deposits increased by $827.3 million, or 17.3%, to a total of $5.60 billion at year-end 2025, compared to year-end 2024, with the bulk of the increase driven by the Bancorp Financial acquisition. Significant increases included: non-interest bearing demand deposits of $34.2 million, savings accounts of $189.7 million, NOW accounts of $72.1 million, money market accounts of $168.6 million, and time deposits of $362.7 million. Total deposits increased by $198.0 million, or 4.3%, to a total of $4.77 billion at year-end 2024 compared to year-end 2023; this increase included the branch acquisition of FRME in 2024. We had brokered certificates of deposit of $59.3 million as of December 31, 2025, compared to none as of December 31, 2024. Brokered deposits were assumed in the Bancorp Financial acquisition and are expected to run off by the first quarter of 2028.

Average Balances and Interest Rates

	2025		2024		2023
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$1,749,363	-	$1,747,890	-	$1,906,633	-
Interest bearing:
NOW and money market	1,545,903	1.28	1,262,192	1.16	1,337,329	0.57
Savings	1,045,344	0.73	921,801	0.34	1,052,750	0.11
Time	989,403	2.92	628,446	3.21	458,918	1.45
Total deposits	$5,330,013		$4,560,329		$4,755,630

The following table sets forth the amounts and maturities of time deposits of $250,000 or more at December 31 of the year indicated:

Maturities of Time Deposits of $250,000 or More

(Dollars in thousands)	2025	2024
3 months or less	$97,639	$63,441
Over 3 months through 6 months	70,923	46,899
Over 6 months through 12 months	40,216	15,081
Over 12 months	5,350	3,393
	$214,128	$128,814

The following table presents estimated insured and uninsured deposits at December 31, 2025, and December 31, 2024 by deposit type, as well as the weighted average rates for each year to date ending period:

(Dollars in thousands)	December 31, 2025				December 31, 2024
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,739,117	$1,141,542	$597,575	-%	$1,704,920	$1,128,877	$576,043	-%
Savings	1,121,888	1,025,941	95,947	0.73	932,201	873,668	58,533	0.34
NOW accounts	693,573	495,397	198,176	0.45	621,434	468,781	152,653	0.50
Money market accounts	930,079	548,289	381,790	1.90	761,499	496,293	265,206	1.70
Time deposits	1,111,412	937,045	174,367	2.92	748,677	638,140	110,537	3.21
Total	$5,596,069	$4,148,214	$1,447,855	1.06%	$4,768,731	$3,605,759	$1,162,972	0.83%

Collateralized public funds	$219,939	$15,832	$204,107		$217,358	$16,557	$200,801

As of December 31, 2025, 14.1% of our uninsured deposits were secured by collateralized public funds.

Borrowings

In addition to deposits, we used other liquidity sources for our funding needs in 2025, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage-backed loans. We primarily use these borrowings as a source of short-term funding. The outstanding balance of our short-term FHLBC borrowing was $215.0 million and $20.0 million as of December 31, 2025, and December 31, 2024, respectively. In addition, the Company had assumed $14.8 million in long-term borrowings from the FHLB with the acquisition of Bancorp Financial in 2025.

In addition, we have an unused line of credit of $30.0 million available with a third-party bank, which can be used for the Company’s operating needs at the holding company level.  This line of credit renews every February and must be repaid within 360 days, if drawn.

There were no other categories of short-term borrowings that had an average balance greater than 30% of our stockholders’ equity as of December 31, 2025 or 2024.

The average junior subordinated debentures included one issuance of trust preferred securities, Old Second Capital Trust II (“Trust II”), which totals $25.0 million as of December 31, 2025 and 2024.  See Note 10 to the Consolidated Financial Statements Junior Subordinated Debentures for further discussion of Trust II.  The junior subordinated debentures outstanding at December 31, 2025, consist of $25.8 million of the Trust II issuance, including both the preferred and common stock components related to this trust preferred issuance.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  From April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole or in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  As of December 31, 2025, we had $59.6 million of subordinated debentures outstanding, net of deferred issuance costs.

Capital

As of December 31, 2025, we had total stockholders’ equity of $896.8 million, an increase of $225.7 million, or 33.6%, from $671.0 million as of December 31, 2024.  This increase was largely attributable to the Bancorp Financial acquisition, which resulted in consideration paid to Bancorp Financial shareholders of $140.5 million, or 7.9 million shares of our common stock. In addition, we had net income of $80.3 million in 2025.  The increase in total stockholders’ equity from 2024 to 2025 was also attributable to a $19.0 million increase in the fair value adjustments on securities and swaps available for sale, within accumulated other comprehensive loss, due to changes in market interest rates.  At December 31, 2025, accumulated other comprehensive loss, net of deferred taxes, was $28.7 million, compared to $47.7 million as of year-end 2024.  Equity in 2025 was reduced for the payment of dividends to common stockholders, which totaled $12.2 million for the year.  Our total stockholders’ equity also increased in 2024, ending at $671.0 million, compared to $577.3 million at year-end 2023, primarily attributable to net income of $85.3 million.  The change in total stockholders’ equity from 2023 to 2024 was also increased by a $15.0 million increase in the fair value adjustments on securities and swaps available for sale, within accumulated other comprehensive loss, net of tax.  At December 31, 2024, accumulated other comprehensive loss, net of deferred taxes, was $47.7 million, compared to $62.8 million as of year-end 2023.

We issued $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Trust II, in April 2007.  These trust preferred securities mature in 30 years, but subject to prior regulatory approval, can now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter, which were subject to a SOFR fallback in 2023 with the cessation of LIBOR.  We entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  We pay the counterparty a fixed rate and receive a floating rate based on three-month SOFR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on the Trust II preferred securities as that interest comes due.  As of December 31, 2025, and December 31, 2024, total trust preferred proceeds of $25.0 million qualified as Tier 1 regulatory capital at the bank holding company level.

In the fourth quarter of 2024, our Board of Directors authorized the repurchase of up to 2,234,896 shares (or approximately 5%) of our outstanding common stock, which authorization expired on December 31, 2025.  In January 2026, our Board of Directors authorized the repurchase of up to 1,908,042 shares of our common stock, based  upon receipt of the non-objection letter from the FRB, which authorization expires on December 31, 2026. We may engage in repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements.  Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time; provided that repurchases under the Repurchase Program after December 31, 2026, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program, and we did not engage in any repurchases under the Repurchase Program in 2024. During 2025, we repurchased 326,854 shares of our common stock at $18.00 per share, pursuant to our stock repurchase program.

We withheld 84,841 shares for $1.5 million to satisfy RSU vesting tax withholding obligations in 2025, and repurchased 326,854 shares for $5.9 million under our stock repurchase program, which increased treasury stock.  This increase was offset by issuance of 99,575 shares for RSU vestings, which totaled $1.8 million. The net impact was an increase to treasury stock of 312,120 shares, totaling $5.6 million as of December 31, 2025.  The net increase in treasury stock decreased stockholders’ equity, and also increased earnings per share by decreasing the number of shares outstanding.

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

The Basel III rules impose minimum capital requirements for bank holding companies and banks.  See Item 1, Business “Supervision  and Regulation - Basel III Capital Standards.”  The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies” which are generally holding companies with consolidated assets of less than $3 billion.  In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.  Additionally, the Bank’s board of directors has established internal capital guidelines, which are more conservative than applicable regulatory minimums, under which the Bank generally seeks to maintain a Tier 1 leverage capital ratio of at least eight percent (8%) and a total risk-based capital ratio of at least twelve percent (12%). These internal guidelines are subject to change from time to time based on the Bank’s risk profile, strategic objectives and regulatory considerations.

The following table shows the regulatory capital ratios and the current minimum and well capitalized regulatory requirements at the dates indicated:

Risk Based Capital Ratios

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	December 31,	December 31,	December 31,
	Buffer, if applicable[1]	Provisions[2]	2025	2024	2023
The Company
Common equity tier 1 capital ratio	7.00%	N/A	12.99%	12.82%	11.37%
Total risk-based capital ratio	10.50	N/A	15.46	15.54	14.06
Tier 1 risk-based capital ratio	8.50	N/A	13.41	13.34	11.89
Tier 1 leverage ratio	4.00	N/A	11.70	11.30	10.06

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.17%	12.89%	12.32%
Total risk-based capital ratio	10.50	10.00	14.22	13.82	13.24
Tier 1 risk-based capital ratio	8.50	8.00	13.17	12.89	12.32
Tier 1 leverage ratio	4.00	5.00	11.49	10.90	10.41

1  Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2  Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the applicable minimum regulatory capital requirements (including the capital conservation buffer, as applicable) at December 31, 2025, 2024 and 2023. The Bank exceeded the ‘well capitalized’ thresholds under the prompt corrective action framework at December 31, 2025, 2024 and 2023.

In addition to the above regulatory ratios, our common equity to total assets ratio increased from 11.88% at December 31, 2024, to 12.99% at December 31, 2025, while our tangible common equity to tangible assets ratio (non-GAAP) increased from 10.11% at December 31, 2024, to 11.08% at December 31, 2025. The reduction in accumulated other comprehensive loss on available-for-sale securities in 2025 contributed to the growth of these ratios, as the numerator was increased.  Management considers this non-GAAP measure a valuable performance measurement for capital analysis.

The following table provides a reconciliation of the GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated:

	December 31, 2025		December 31, 2024
Tangible common equity	GAAP	Non-GAAP	GAAP	Non-GAAP
(Dollars in thousands)

Total Equity	$896,768	$896,768	$671,034	$671,034
Less: Goodwill and intangible assets	152,888	152,888	115,291	115,291
Add: Limitation of exclusion of core deposit intangible (80%)	N/A	4,738	N/A	4,406
Adjusted goodwill and intangible assets	152,888	148,150	115,291	110,885
Tangible common equity	$743,880	$748,618	$555,743	$560,149
Tangible assets
Total assets	$6,902,675	$6,902,675	$5,649,377	$5,649,377
Less: Adjusted goodwill and intangible assets	152,888	148,150	115,291	110,885
Tangible assets	$6,749,787	$6,754,525	$5,534,086	$5,538,492

Common equity to total assets	12.99%	12.99%	11.88%	11.88%
Tangible common equity to tangible assets	11.02%	11.08%	10.04%	10.11%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in assets, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements. See Item 1. Business “Supervision and Regulation—Dividend Payments.”  We continually monitor our cash position and borrowing capacity as well as perform stress tests of contingency funding no less frequently than quarterly as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2025 totaled $124.0 million, compared to $99.3 million at December 31, 2024, and $100.1 million as of December 31, 2023. Additional funding sources at the end of 2025 include unused borrowing capacity available from the Federal Home Loan Bank of Chicago, Federal Reserve Bank and correspondent banks of $850.7 million and unencumbered securities available for sale of $410.3 million. The Bank possesses a strong liquidity profile in normal and stressed scenarios due to diverse funding sources, an outsized securities portfolio, and a stable core deposit base.  Additional sources of funding include a $30.0 million undrawn line of credit held by the Company with a third-party financial institution.

Net cash inflows from operating activities were $122.3 million during 2025, compared with inflows of $131.5 million in 2024 and inflows of $116.4 million in 2023.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of outflows for 2025, but a source of inflows for 2024 and 2023.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows for 2025 and 2024, but a source of outflows for 2023.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash inflows from investing activities were $159.8 million in 2025, compared to $322.7 million of inflows in 2024, and inflows of $161.6 million in 2023. The acquisition of Bancorp Financial resulted in net cash inflows of $10.5 million in 2025.The FRME five branch purchase transaction resulted in net cash inflows of $237.4 million in 2024. Loan growth resulted in $75.8 million of cash outflows for 2025, compared to $34.7 million of cash inflows in 2024, and $197.6 million of cash outflows in 2023. In 2025, security transactions resulted in net cash inflows of $213.9 million, and proceeds from the sales of OREO assets accounted for inflows of $24.7 million.  In 2024, security transactions resulted in net cash inflows of $44.0 million, and proceeds from the sales of OREO assets accounted for inflows of $3.2 million. In 2023, securities transactions accounted for net inflows of $378.4 million, and proceeds from the sales of OREO assets accounted for inflows of $2.0 million.

Net cash outflows from financing activities in 2025 were $257.4 million, compared to $455.1 million of outflows in 2024, and $293.0 million of outflows in 2023. Significant cash inflows from financing activities in 2025 included increases in other short-term borrowings of $179.5 million as we utilized FHLBC advances based on liquidity needs. Deposits were a net outflow of $404.3 million in 2025, $69.8 million in 2024, and $538.8 million in 2023. Significant cash outflows from financing activities in 2024 included reductions in other short-term borrowings of $385.0 million as we paid down overnight FHLBC advances with funds received from the five branches acquired from FRME. Significant cash inflows from financing activities in 2023 included an increase in other short-term borrowings of $315.0 million as we obtained overnight FHLBC advances throughout 2023. Significant cash outflows from financing activities in 2023 included the $9.0 million repayment of the term note in February 2023 and the $45.0 million repayment of senior notes in June 2023.

Commitments and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheets as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data.”  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2025, do not necessarily represent the amounts that may ultimately be paid.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2025:

	Within	One to	Three to	Over
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Commercial secured by real estate	$7,002	$18,994	$7,376	$251	$33,623
Revolving open end residential	5,046	6,167	67	319,374	330,654
Other unused loan commitments, including commercial and industrial	298,985	95,257	4,124	4,494	402,860
Financial standby letters of credit (borrowers)	26,147	740	-	-	26,887
Performance standby letters of credit (borrowers)	9,168	10	-	-	9,178
Performance standby letters of credit (others)	-	-	-	-	-
Total	$346,348	$121,168	$11,567	$324,119	$803,202

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes in assets (loans and securities), liabilities (customer deposits and borrowed funds) and off-balance sheet derivatives (interest rate swaps). Fluctuations in interest rates may have a material impact to fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we have an exposure to changes in both short-term and long-term interest rates. We believe a financial institution’s ability to effectively manage its interest rate risk profile and strategically position its balance sheet through rate cycles sustains financial performance.

In the second half of 2025, the Federal Reserve Board (“FRB”) continued with additional cuts of the Federal Funds (“FF”) target rate by 75 basis points to a target range of 3.50-3.75%. The current forward curve implies 1 to 2 rate cuts in 2026. The FRB’s balance sheet continued to shrink, ending 2025 at $6.6 trillion, down from a peak of $8.7 trillion in March 2023.

We manage interest rate risk within guidelines established by the asset liability policy which are intended to limit the amount of rate exposure. In practice, we seek to manage our interest rate risk exposure within our guidelines so that such exposure does not pose a material risk to our future earnings. We manage various market risks in the normal course of our operations, including credit, liquidity risk, and interest rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations. In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at December 31, 2025, and December 31, 2024, are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield curve, changes in historical relationships between indices (such as SOFR and Prime), and balance sheet growth or contraction. Our asset-liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our on-balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of our consolidated financial statements found in in our Annual Report on Form 10-K for the year ended December 31, 2025. We seek to monitor and manage interest rate risk within approved policy guidelines and limits. Asset and liability modeling and tracking is performed and presented to the asset-liability committee and the Board of Directors no less than quarterly. Such presentations discuss our current and historical interest rate risk posture, shifts in the balance sheet composition, and the impact of interest rate movements on earnings and equity. Our current balance sheet is a moderately asset sensitive profile, our variable rate assets reprice faster than our longer duration, low beta deposit base. Our asset-liability committee monitors our liquidity management. The committee concluded that we possess a strong liquidity profile, and we continue to monitor the Bank’s funding sources and uses on a regular basis.

We also have a risk committee, chaired by our Chief Risk Officer, which reports no less than quarterly to senior management as well as our Board of Directors regarding compliance with risk tolerance limits, and key risk factor changes, both internally and externally, due to portfolio changes as well as market conditions. Our enterprise risk management framework is governed by this committee, with input being provided by line of business managers, senior management and the Board.

We use simulation analysis to quantify the impact of various rate scenarios on our net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into the simulation model. Earnings at risk are calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change. As of December 31, 2025, our net interest income profile (in both dollars and percentage) remained sensitive to movements in interest rates, with earnings expected to increase when interest rates rise and to decrease when interest rates fall. Furthermore, our overall interest rate sensitivity is significantly lower than it was as of December 31, 2024.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve. We experienced a notable flattening of our interest rate risk profile over last year due to the fixed rate consumer loan portfolio from the Bancorp Financial acquisition.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2025
Dollar change	$(35,505)	$(18,190)	$(9,026)	$8,817	$17,732	$31,490
Percent change	(10.6)%	(5.4)%	(2.7)%	2.6%	5.3%	9.4%

December 31, 2024
Dollar change	$(38,905)	$(19,660)	$(9,740)	$9,513	$19,168	$35,813
Percent change	(15.0)%	(7.6)%	(3.7)%	3.7%	7.4%	13.8%

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

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate; however, we monitor both.  The annual U.S. inflation rate for December 2025 was 2.4%, down from 3.0% quarter-over-quarter, while Core CPI further reduced to 2.7%. Management believes the inflation rate will moderate at the current level, an acceptable level by the FRB. The downside risks of high inflation put upwards pressure on our expenses, which could impact our profits. Furthermore, higher costs of living may weaken the financial condition of our borrowers which could affect our credit profile. Inflation at the levels currently experienced has a minimal impact to our financial results.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$51,665	$52,175
Interest earning deposits with financial institutions	72,360	47,154
Cash and cash equivalents	124,025	99,329
Securities available-for-sale, at fair value	1,090,523	1,161,701
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	32,025	19,441
Loans held-for-sale	3,645	1,556
Loans	5,252,131	3,981,336
Less: allowance for credit losses on loans	72,301	43,619
Net loans	5,179,830	3,937,717
Premises and equipment, net	86,645	87,311
Other real estate owned, net	1,427	21,617
Mortgage servicing rights, at fair value	9,459	10,374
Goodwill	129,196	93,260
Core deposit intangible ("CDI")	23,692	22,031
Bank-owned life insurance (“BOLI”)	130,481	112,751
Deferred tax assets, net	31,276	26,619
Other assets	60,451	55,670
Total assets	$6,902,675	$5,649,377

Liabilities
Deposits:
Noninterest bearing demand	$1,739,117	$1,704,920
Interest bearing:
Savings, NOW, and money market	2,745,540	2,315,134
Time	1,111,412	748,677
Total deposits	5,596,069	4,768,731
Securities sold under repurchase agreements	23,769	36,657
Other short-term borrowings	215,000	20,000
Junior subordinated debentures	25,774	25,773
Subordinated debentures	59,552	59,467
Notes payable and other borrowings	14,825	-
Other liabilities	70,918	67,715
Total liabilities	6,005,907	4,978,343

Stockholders’ Equity
Common stock	53,015	44,908
Additional paid-in capital	341,451	205,284
Retained earnings	537,231	469,165
Accumulated other comprehensive loss, net	(28,738)	(47,748)
Treasury stock	(6,191)	(575)
Total stockholders’ equity	896,768	671,034
Total liabilities and stockholders’ equity	$6,902,675	$5,649,377

	December 31, 2025	December 31, 2024
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	60,000,000
Shares issued	53,015,496	44,907,619
Shares outstanding	52,669,224	44,873,467
Treasury shares	346,272	34,152

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Interest and dividend income
Loans, including fees	$305,775	$253,319	$244,187
Loans held-for-sale	127	94	91
Securities:
Taxable	38,194	34,656	37,940
Tax exempt	4,943	5,164	5,329
Dividends from FHLBC and FRBC stock	1,517	2,278	1,920
Interest bearing deposits with financial institutions	4,625	2,393	2,503
Total interest and dividend income	355,181	297,904	291,970
Interest expense
Savings, NOW, and money market deposits	27,468	17,866	8,761
Time deposits	28,898	20,147	6,636
Securities sold under repurchase agreements	229	337	93
Other short-term borrowings	1,969	14,607	18,774
Junior subordinated debentures	1,152	1,127	1,095
Subordinated debentures	2,185	2,185	2,185
Senior notes	-	-	2,408
Notes payable and other borrowings	316	-	87
Total interest expense	62,217	56,269	40,039
Net interest and dividend income	292,964	241,635	251,931
Provision for credit losses	27,553	12,750	16,501
Net interest and dividend income after provision for credit losses	265,411	228,885	235,430
Noninterest income
Wealth management	13,244	11,426	9,803
Service charges on deposits	11,282	10,226	9,817
Secondary mortgage fees	372	287	259
Mortgage servicing rights mark to market loss	(1,918)	(723)	(1,425)
Mortgage servicing income	1,865	1,942	2,029
Net gain on sales of mortgage loans	2,291	1,805	1,477
Securities gains (losses), net	7	-	(4,148)
Change in cash surrender value of BOLI	3,197	3,619	2,120
Death benefit realized on BOLI	430	905	-
Card related income	10,619	10,114	10,051
Other income	4,973	4,218	4,196
Total noninterest income	46,362	43,819	34,179
Noninterest expense
Salaries and employee benefits	124,662	98,025	88,566
Occupancy, furniture and equipment	19,054	16,159	14,437
Computer and data processing	13,840	9,473	7,277
FDIC insurance	2,844	2,543	2,705
Net teller & bill paying	2,720	2,244	2,115
General bank insurance	1,449	1,268	1,212
Amortization of core deposit intangible	4,545	2,440	2,461
Advertising expense	1,331	1,243	721
Card related expense	6,229	5,555	5,123
Legal fees	1,724	1,326	927
Consulting & management fees	3,942	2,496	2,415
Other real estate expense, net	2,117	2,220	399
Other expense	19,565	14,756	16,843
Total noninterest expense	204,022	159,748	145,201
Income before income taxes	107,751	112,956	124,408
Provision for income taxes	27,441	27,692	32,679
Net income	$80,310	$85,264	$91,729

Basic earnings per share	$1.64	$1.90	$2.05
Diluted earnings per share	1.62	1.87	2.02
Dividends declared per share	0.25	0.21	0.20

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$80,310	$85,264	$91,729

Unrealized holding gains on available-for-sale securities arising during the period	25,565	15,525	35,160
Related tax expense	(7,158)	(4,347)	(9,889)
Holding gains, after tax, on available-for-sale securities	18,407	11,178	25,271

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains (losses)	7	-	(4,148)
Related tax (expense) benefit	(2)	-	1,117
Net realized gains (losses) after tax	5	-	(3,031)
Other comprehensive income on available-for-sale securities	18,402	11,178	28,302

Changes in fair value of derivatives used for cash flow hedges	844	5,333	2,851
Related tax expense	(236)	(1,478)	(810)
Other comprehensive income on cash flow hedges	608	3,855	2,041

Total other comprehensive income	19,010	15,033	30,343
Total comprehensive income	$99,320	$100,297	$122,072

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
	Available-for -Sale	Instruments	Income/(Loss)
Balance, January 1, 2023	$(88,892)	$(4,232)	$(93,124)
Other comprehensive income, net of tax	28,302	2,041	30,343
Balance, December 31, 2023	$(60,590)	$(2,191)	$(62,781)

Balance, January 1, 2024	$(60,590)	$(2,191)	$(62,781)
Other comprehensive income, net of tax	11,178	3,855	15,033
Balance, December 31, 2024	$(49,412)	$1,664	$(47,748)

Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income, net of tax	18,402	608	19,010
Balance, December 31, 2025	$(31,010)	$2,272	$(28,738)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$80,310	$85,264	$91,729
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,932	2,651	3,317
Securities (gains)/losses, net	(7)	-	4,148
Provision for credit losses	27,553	12,750	16,501
Originations of loans held-for-sale	(85,717)	(58,011)	(52,091)
Proceeds from sales of loans held-for-sale	84,919	58,818	52,186
Net gains on sales of mortgage loans	(2,291)	(1,805)	(1,477)
Mortgage servicing rights mark to market loss	1,918	723	1,425
Net accretion of discount on loans	(3,079)	(422)	(3,067)
Net change in cash surrender value of BOLI	(3,197)	(3,619)	(2,120)
Net gains on sale of other real estate owned	(201)	(390)	(256)
Provision for other real estate owned valuation losses	681	1,744	269
Depreciation of fixed assets and amortization of leasehold improvements	6,147	5,591	4,485
Amortization of operating lease right-of-use asset	562	1,129	758
Net gains on disposal and transfer of fixed assets	(742)	(31)	(623)
Loss on lease termination	-	47	-
Amortization of core deposit intangibles	4,545	2,440	2,461
Change in current income taxes receivable	4,324	5,991	(4,872)
Deferred tax expense (benefit)	1,593	(1,367)	1,857
Change in accrued interest receivable and other assets	8,781	4,135	(6,639)
Accretion of purchase accounting adjustment on time deposits	(837)	(235)	(1,226)
Amortization of junior subordinated debentures issuance costs	1	-	-
Change in accrued interest payable and other liabilities	(10,250)	13,486	6,511
Payments on operating lease payable	(231)	(1,270)	(478)
Stock based compensation	5,550	3,914	3,603
Net cash provided by operating activities	122,264	131,533	116,401
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	279,579	304,167	186,049
Proceeds from sales of securities available-for-sale	125,941	5,331	205,738
Purchases of securities available-for-sale	(191,592)	(265,496)	(13,414)
Net (purchases) redemptions of FHLBC/FRBC stock	(10,626)	13,914	(12,825)
Net change in loans	(75,837)	34,710	(197,574)
Purchases of BOLI policies	(1,050)	(1,050)	(590)
Proceeds from claims on BOLI, net of claims receivable	433	1,236	-
Proceeds from sales of other real estate owned, net of participations	24,699	3,235	2,005
Proceeds from disposition of premises and equipment	2,248	-	4,542
Net purchases of premises and equipment	(4,505)	(10,787)	(12,376)
Cash received from acquisition, net	10,529	237,441	-
Net cash provided by investing activities	159,819	322,701	161,555
Cash flows from financing activities
Net change in deposits	(404,347)	(69,776)	(538,751)
Net change in securities sold under repurchase agreements	(12,888)	10,187	(5,686)
Net change in other short-term borrowings	179,500	(385,000)	315,000
Repayment of term note	-	-	(9,000)
Repayment of senior notes	-	-	(45,000)
Dividends paid on common stock	(12,240)	(9,413)	(8,946)
Purchase of treasury stock	(7,412)	(1,048)	(605)
Net cash used in financing activities	(257,387)	(455,050)	(292,988)
Net change in cash and cash equivalents	24,696	(816)	(15,032)
Cash and cash equivalents at beginning of period	99,329	100,145	115,177
Cash and cash equivalents at end of period	$124,025	$99,329	$100,145

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
Supplemental cash flow information	2025	2024	2023
Income taxes paid, net	$20,692	$22,960	$35,662
Interest paid for deposits	54,902	36,915	14,210
Interest paid for borrowings	5,624	18,360	24,238
Operating leases recognized	1,654	1,250	6,745
Supplemental non-cash disclosures:
Transfer of loans to other real estate owned	4,989	21,083	5,580
Transfer of fixed assets to other assets	1,404	1,129	582
Total fair value of assets acquired in purchase of Bancorp Financial, net of cash	1,367,855	-	-
Total fair value of liabilities assumed in purchase of Bancorp Financial	1,273,800	-	-
Total fair value of assets acquired in branch purchase from First Merchants, net of cash	-	24,356	-
Total fair value of liabilities assumed in branch purchase from First Merchants	(28)	268,581	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	$44,705	$202,276	$310,512	$(93,124)	$(3,228)	$461,141
Net income			91,729			91,729
Other comprehensive income, net of tax				30,343		30,343
Dividends declared on common stock, ($0.20 per share)			(8,930)			(8,930)
Vesting of restricted stock		(3,656)			3,656	-
Stock based compensation		3,603				3,603
Purchase of treasury stock from taxes withheld on stock awards					(605)	(605)
Balance, December 31, 2023	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281

Balance, January 1, 2024	$44,705	$202,223	$393,311	$(62,781)	$(177)	$577,281
Net income			85,264			85,264
Other comprehensive income, net of tax				15,033		15,033
Dividends declared on common stock, ($0.21 per share)			(9,410)			(9,410)
Vesting of restricted stock	203	(853)			650	-
Stock based compensation		3,914				3,914
Purchase of treasury stock from taxes withheld on stock awards					(1,048)	(1,048)
Balance, December 31, 2024	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034

Balance, January 1, 2025	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income			80,310			80,310
Other comprehensive income, net of tax				19,010		19,010
Dividends declared on common stock, ($0.25 per share)			(12,244)			(12,244)
Acquisition, Bancorp Financial	7,921	132,599				140,520
Vesting of restricted stock	186	(1,982)			1,796	-
Stock based compensation		5,550				5,550
Purchase of treasury stock from taxes withheld on stock awards					(1,528)	(1,528)
Purchase of treasury stock from stock repurchase program					(5,884)	(5,884)
Balance, December 31, 2025	$53,015	$341,451	$537,231	$(28,738)	$(6,191)	$896,768

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Old Second Bancorp, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 55 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  The Bank is a full-service banking business, offering a broad range of deposit products, trust and wealth management services, and lending services, including commercial, residential and consumer loans. We also offer a full complement of electronic banking services, such as online and mobile banking and corporate cash management products.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) and following general practices within the banking industry requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates. Material estimates which could differ in the short-term include the fair value of assets acquired and liabilities assumed in business combinations, goodwill, fair value of financial instruments, and the level of the ACL.

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

Segment Reporting – The Company has one operating segment, which is community banking.  While our management monitors the revenue streams of our various products and services, the Company’s operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of the Company’s operations are considered to be aggregated in one reportable segment.

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

Securities – All of the Company’s securities are classified as available-for-sale, and are carried at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity as a separate component of accumulated other comprehensive loss, net.

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

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security, prior to the recovery of its amortized cost basis. If either of the above criteria is met, the security’s amortized cost basis is written down to fair value through earnings. When the criteria above is not met, we evaluate whether the decline in fair value is the result of credit losses or other factors. In making this assessment, we review changes to the rating of the security by a rating agency, an increase in defaults on the underlying collateral, and the extent to which the securities are issued by the federal government or its agencies, including the amount of the guarantee issued by those agencies, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded through earnings, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized net of taxes in other comprehensive loss, net.

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

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Evidence of credit deterioration was evaluated using various indicators, such as past due and nonaccrual status, as well as asset quality ratings. Purchased credit deteriorated (“PCD”) loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

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

Past Due and Nonaccrual Loans

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Generally, loans are placed on nonaccrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due. Powersport loans are placed on nonaccrual when principal or interest payments become 120 days past due. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash basis method, interest income is recorded when the payment is received in cash. Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

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

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company utilizes historical loss rates from prior periods which align to management’s unemployment projections for the next twelve months.  If management determines that loss rates do not align with projected losses during the forecast period, qualitative overlays may be utilized to align historical loss rates to expectations during the forecast period. The type of credit composition and risk characteristics of each portfolio segment are as follows:

Commercial loans – Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other commercial and industrial business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.  The Company classifies five different risk levels for this segment to assign a loss rate based on historical losses.

Leases – Lease financing receivables are subject to underwriting standards and processes similar to commercial loans.  These loans are often secured by equipment or transportation assets, and are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.

Real estate - commercial loans – Real estate - commercial loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans (CRE) are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type.  The real estate – commercial segments utilized for the ACL on loans are:

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

Real estate - residential loans – These are loans that are extended to purchase or refinance family residential dwellings.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower. The real estate – residential segments utilized for the ACL on loans are:

●	Residential owner-occupied – these loans are secured by 1-4 family residential dwellings that are primary or secondary residences and the Company holds a first lien position.
●	Residential investor – these loans are secured by 1-4 family residential dwellings that are not a primary or secondary residence and the Company holds a first lien position. The Company applies historical loss rates from periods with like characteristics as the current period, with a slightly longer remaining life than other segments, but shorter duration than residential owner-occupied.
●	Multifamily – these loans are secured by 5+ unit residential dwellings and the Company typically holds a first lien position. The Company classifies five different risk levels within this segment to assign a loss rate based on historical losses.

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

Powersport loans – Powersport loans consist of recreational vehicles such as motorcycles, ATVs, UTVs, snowmobiles and personal watercraft, with financing provided through a nationwide network of third-party dealers. The Company’s loss rates are determined by tracking losses within each origination vintage over time and then applying historical experience to project future losses for the remainder of each loan’s life. Management utilizes the Feds Fund rate to help determine how loan vintages will perform and has classified loans according to four origination tiers determined by the borrower’s FICO score at origination.

Consumer loans – Consumer loans include loans extended primarily for consumer and household purposes and includes portfolios acquired with Evergreen for the purpose of financing solar panels, collector cars and manufactured homes. These also include overdrafts and other items not captured by the definitions above.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for construction, leases, residential investor, residential owner occupied and the HELOC segments; (iii) vintage methodology is used for powersport loans, and (iv) a WARM (weighted average remaining maturity) methodology is used for consumer segments.

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

Loans are generally charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL. For consumer portfolios, including powersport loans, loans are generally charged off after principal or interest is 120 days or more past due. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.  Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL.  Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

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

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years or longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Fixed Assets Held for Sale totaling $371,000 are reported within other assets in the Consolidated Balance Sheets. Gains and losses on dispositions are included in other noninterest expense in the Consolidated Statements of Income.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements are capitalized and depreciated over the estimated remaining life.

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

All of the Company’s leases are classified as operating leases at inception. The Company leases certain branch locations and equipment; leased equipment is primarily Automated Teller Machines (ATMs).  The Company records leases on the balance sheet in the form of a lease liability at the present value of future minimum payments under the terms of the lease and as a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset if it should arise. The discount rate used in determining the lease liability is based on the incremental borrowing rates the Company could obtain for similar loans as of the date of the commencement or renewal. The Company does not record short-term leases with an initial lease term of one year or less on the Consolidated Balance Sheets. Lease right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively.

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

Mortgage loans that the Company is servicing for others aggregated to $699.6 million and $709.1 million at December 31, 2025, and 2024, respectively.  Mortgage loans that the Company is servicing for others are not included in the Consolidated Balance Sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

The Company did not identify any events requiring more than its interim evaluation of goodwill impairment during the year ended December 31, 2025. The Company performed a quantitative assessment as of November 30, 2025, which resulted in the fair value of the Company exceeding the carrying value; therefore, it was determined goodwill was not impaired as of the measurement date.  On November 30, 2024, the Company performed a qualitative assessment of goodwill from which we concluded it was more likely than not that goodwill was not impaired as of the measurement date. A quantitative assessment is performed every third year as a matter of periodic practice rather than as a response to a qualitative assessment or triggering event.

The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.   As of December 31, 2025, CDI totaled $23.7 million compared to $22.0 million at December 31, 2024.  The total CDI amount reflects the acquisition of Bancorp Financial in 2025, the transaction with First Merchants Bank in 2024, the acquisition of West Suburban in 2021 as well as ABC Bank in 2018.  Total CDI amortization expense of $4.5 million, $2.4 million, and $2.5 million was recorded in 2025, 2024, and 2023, respectively. The expected future annual amortization expense for each of the next five years (2026-2030) is approximately $4.6 million, $4.2 million, $3.7 million, $3.3 million, and $2.9 million, respectively.

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

Equity Incentive Plan – Compensation cost is recognized for restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”).  Compensation cost is recognized over the required service period, generally defined as the vesting period, and is net of a 5% forfeiture assumption for group grants. The PRSU’s are measured based on the specific performance metrics approved by our board of directors.  The PRSUs have a payout range from 0% of target for below threshold performance, 25% of target for threshold performance, 100% of target for target performance and 175% of target for maximum performance. PRSUs are amortized during the year granted assuming 100% performance will be achieved, and evaluated annually compared to the target metrics to determine the most likely threshold achievement level attained. Upon vesting, compensation costs for the award expense is trued up based on actual forfeitures incurred.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statements of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as a credit to income tax expense.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction, and in many states; however, Illinois comprises over 50% of our state and local taxes paid.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Any change in tax rates will be recorded in the period in which the law is enacted.

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

As of December 31, 2025 and 2024, the Company evaluated tax positions taken for filings with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any material reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2025 and 2024.  The Company is no longer subject to examination by the Internal Revenue Service for tax years prior to 2022.  State statutes vary, but generally, the Company is no longer subject to state tax examinations for tax years ended prior to 2021.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its equity incentive plan.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheets.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Derivative Financial Instruments – The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps. The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether the Company has elected to designate a derivative as a hedging relationship and apply hedge accounting.  A further consideration involves a determination on whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

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

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company has elected to retrospectively adopt the expanded disclosure requirements of this ASU in Note 11 - Income Taxes in its annual financial statements as of December 31, 2025, and the ASU did not have a material impact to the financial statements of the Company.

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

ASU 2025-01 – On January 6, 2025, the FASB issued ASU 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, which dates were clarified in ASU 2025-01, and is not expected to have a material impact on the financial statements of the Company.

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

ASU 2025-08 – On November 12, 2025, the FASB issued ASU 2025-08 “'Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The new ASU expands the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. ASU 2025-08 is effective for interim and annual periods in fiscal years beginning after December 15, 2026, and is applied prospectively. Early adoption is permitted.

Because Old Second has not adopted ASU 2025-08 in its historical financial statements, the effects of this standard are not reflected in the unaudited pro forma condensed combined financial information included herein. Old Second has elected not to early adopt ASU 2025-08 at this time. When adopted, the standard will be adopted prospectively; thus, the accounting for previously completed business combinations will not be impacted. However, adopting this accounting standard is anticipated to have a material impact on the accounting for purchased loans on any business combinations completed after adoption.

ASU 2025-11 – On December 8, 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”: This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU: i) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; ii) create a comprehensive list in FASB Accounting Standards Codification Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; iii) incorporate a disclosure principle, which is modeled after previous Securities and Exchange Commission (SEC) guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and iv) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. ASU 2025-11 is not expected to have a material impact on the financial statements of the Company.

ASU 2025-12 – On December 17, 2025, the FASB issued ASU 2025-12 “Codification Improvements”: The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. ASU 2025-12 is not expected to have a material impact on the financial statements of the Company.

Subsequent Events

On January 20, 2026, the Company’s Board of Directors declared a cash dividend of $0.07 per share payable on February 9, 2026, to stockholders of record as of January 30, 2026.

Note 2: Acquisition

Completed Acquisitions

Bancorp Financial

On July 1, 2025, the Company completed its acquisition of Bancorp Financial and its wholly owned subsidiary, Evergreen Bank Group, based in Oakbrook, Illinois, with operations throughout our existing market footprint as well as a loan production office in Reno, Nevada.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $1.43 billion of assets, $1.20 billion of loans, $119.1 million of securities, and $1.23 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of Bancorp Financial common stock was exchanged for 2.5814 shares of the Company’s common stock, plus $15.93 of cash. This resulted in merger consideration of $189.4 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 7.9 million shares of the Company’s common stock and $48.9 million of cash.  Goodwill of $36.0 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of Bancorp Financial has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at July 1, 2025. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments, which can be subject to adjustment for additional information received during the measurement period which cannot extend beyond July 1, 2026.  None of the $36.0 million of goodwill recorded is expected to be deductible for income tax purposes.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. While the Bank believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided which will be utilized to finalize all valuations and record final adjustments during the one year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, (ii) immaterial changes in loan valuations, and (iii) changes in goodwill as a result of the net effect of any adjustments. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified.

The following table provides the purchase price allocation as of December 31, 2025, for the acquisition of Bancorp Financial and the assets acquired and liabilities assumed at their estimated fair values as of the purchase date, as recorded by the Company:

Bancorp Financial Transaction Summary
As of Date of Transaction

July 1, 2025
Assets
Cash and due from banks	$59,385
Securities available-for-sale and held-to maturity, at fair value	119,117
FHLBC stock	1,958
Loans, net of purchase accounting adjustments	1,195,739
Premises and equipment	2,513
Core deposit intangible	6,206
Bank-owned life insurance ("BOLI")	13,916
Deferred tax assets	13,642
Other assets	14,764
Total assets	$1,427,240

Liabilities
Noninterest bearing demand	$73,744
Interest bearing deposits	1,158,778
Total deposits	1,232,522
Short-term borrowings	15,500
Long-term debt	14,800
Deferred tax liabilities	-
Other liabilities	10,978
Total liabilities	1,273,800

Cash consideration paid	48,884
Stock issued for acquisition	140,520
Total consideration	189,404
Total liabilities assumed and cash consideration received for transaction	$1,463,204
Goodwill	$35,964

Expenses related to the Bancorp Financial acquisition totaled $15.4 million for the twelve months ending December 31, 2025, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income. No expenses were recognized related to this business combination during the twelve months ending December 31, 2024.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated (“PCD”) loans. For PCD loans, the initial estimate of expected credit losses was recognized in the allowance for credit losses (“ACL”) on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans purchased as part of the Bancorp Financial acquisition which were evaluated and determined to be PCD loans at acquisition.

As of
Bancorp Financial Acquired PCD Loans	July 1, 2025
Par value of acquired loans	$89,870
Allowance for credit losses	(17,540)
Non-credit premium	722
Purchase price of PCD loans at acquisition	$73,052

The Company's operating results for the year ended December 31, 2025, include the operating results of the acquired assets and assumed liabilities of Bancorp Financial subsequent to the acquisition on July 1, 2025. The following table presents pro forma information as if the acquisition of Bancorp Financial had occurred on January 1, 2024, under the pro forma presentation. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, and the amortization of the CDI that would have resulted had the deposits been acquired as of January 1, 2024. Pro forma results include Old Second and Bancorp Financial acquisition-related expenses which primarily included, but were not limited to, severance costs, professional services, data processing fees, and other expenses totaling $24.4 million for the twelve months ended December 31, 2025. Additionally for the twelve months ended December 31, 2025, we recorded $1.4 million of loan accretion, $13.2 million of Day 2 provision for credit losses, and CDI amortization of $154,000 specific to this acquisition. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Bancorp Financial on January 1, 2024. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts below.

	Pro Forma for the Years Ended
	2025	2024
Net interest income	$325,662	$299,038
Noninterest income	47,994	46,750
Net income attributable to Old Second Bancorp, Inc.	111,712	62,489

First Merchants

On December 6, 2024, the Company completed its purchase of five Illinois branch locations in the southeast Chicago metropolitan statistical area from First Merchants Bank, the wholly owned subsidiary of First Merchants Corporation (“FRME”).  This acquisition brought increased scale as the Company expanded its current branch network in the Chicago market.  At closing, the Company recorded $24.8 million of assets, including $7.1 million of loans and $3.9 million of premises and equipment, and $268.0 million of deposits, net of fair value adjustments.

The Company recorded the estimate of fair value based on initial valuations available at December 6, 2024. Estimated fair values, which were subject to adjustment for up to one year after December 6, 2024, are considered final. Based on final valuations, $13.3 million of core deposit intangible was recorded. Goodwill of $6.8 million was ultimately recorded from the branch purchase transaction. None of the $6.8 million of goodwill recorded is expected to be deductible for income tax purposes.

The following table provides the purchase price allocation as of the December 6, 2024, branch purchase transaction with First Merchants Bank, including the assets acquired and liabilities assumed at their estimated fair values as of that date, as recorded by the Company.

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

Expenses related to the FRME branch transaction totaled $169,000 and $1.9 million during the year ended December 31, 2025 and 2024, respectively, and are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

All loans acquired from FRME are considered non-PCD as none of the loans met the definition of a purchase credit deteriorated loan.

Note 3: Cash and Due from Banks

Total cash and cash equivalents were $124.0 million and $99.3 million at December 31, 2025 and 2024, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, routinely exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$164,296	$1,564	$-	$165,860
U.S. government agencies	29,421	-	(245)	29,176
U.S. government agencies mortgage-backed	95,899	-	(7,119)	88,780
States and political subdivisions	213,366	450	(7,441)	206,375
Collateralized mortgage obligations	388,774	1,102	(30,571)	359,305
Asset-backed securities	46,600	423	(1,207)	45,816
Collateralized loan obligations	194,552	151	(239)	194,464
Equity securities	684	63	-	747
Total securities available-for-sale	$1,133,592	$3,753	$(46,822)	$1,090,523

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$193,902	$700	$(459)	$194,143
U.S. government agencies	39,202	-	(1,388)	37,814
U.S. government agencies mortgage-backed	112,241	-	(11,964)	100,277
States and political subdivisions	226,969	264	(11,777)	215,456
Collateralized mortgage obligations	411,170	647	(43,201)	368,616
Asset-backed securities	64,215	69	(1,981)	62,303
Collateralized loan obligations	182,629	472	(9)	183,092
Total securities available-for-sale	$1,230,328	$2,152	$(70,779)	$1,161,701

1 Excludes interest receivable of $6.9 million and $7.1 million at December 31, 2025, and December 31, 2024, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

FHLBC stock was $11.3 million and $4.5 million at December 31, 2025, and December 31, 2024, respectively.  FRBC stock was $20.7 million and $14.9 million at December 31, 2025, and December 31, 2024, respectively. Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $679.5 million as of December 31, 2025, were pledged to secure deposits and borrowings, and for other purposes, a decrease from $717.5 million at year-end 2024.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2025, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$94,351	3.73%	$94,479
Due after one year through five years	132,952	4.00	133,506
Due after five years through ten years	92,466	2.94	88,875
Due after ten years	87,314	3.15	84,551
	407,083	3.51	401,411
Mortgage-backed and collateralized mortgage obligations	484,673	2.75	448,085
Asset-backed securities	46,600	3.71	45,816
Collateralized loan obligations	194,552	5.46	194,464
Equity securities	684	-	747
Total securities available-for-sale	$1,133,592	3.53%	$1,090,523

As of December 31, 2025, the Company has no securities issued from one originator, other than the U.S. Government and its agencies, that individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at December 31, 2025 and 2024 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	7	$245	$29,176	7	$245	$29,176
U.S. government agencies mortgage-backed	1	36	10,572	126	7,083	78,208	127	7,119	88,780
States and political subdivisions	1	4	5,046	29	7,437	104,483	30	7,441	109,529
Collateralized mortgage obligations	5	19	6,287	130	30,552	288,228	135	30,571	294,515
Asset-backed securities	7	139	14,927	7	1,068	20,164	14	1,207	35,091
Collateralized loan obligations	12	239	87,299	-	-	-	12	239	87,299
Total securities available-for-sale	26	$437	$124,131	299	$46,385	$520,259	325	$46,822	$644,390

	Less than 12 months			12 months or more
December 31, 2024	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	4	$72	$49,788	1	$387	$49,547	5	$459	$99,335
U.S. government agencies	-	-	-	8	1,388	37,814	8	1,388	37,814
U.S. government agencies mortgage-backed	1	447	10,296	128	11,517	89,981	129	11,964	100,277
States and political subdivisions	31	455	85,457	27	11,322	111,308	58	11,777	196,765
Collateralized mortgage obligations	3	24	5,107	139	43,177	328,708	142	43,201	333,815
Asset-backed securities	2	4	1,068	13	1,977	50,198	15	1,981	51,266
Collateralized loan obligations	4	8	31,440	1	1	227	5	9	31,667
Total securities available-for-sale	45	$1,010	$183,156	317	$69,769	$667,783	362	$70,779	$850,939

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

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Year Ended
	December 31,
Securities available-for-sale	2025	2024		2023
Proceeds from sales of securities [1]	$125,941	$5,331		$205,738
Gross realized gains on securities	8	1		-
Gross realized losses on securities	(1)	(1)		(4,148)
Net realized gains (losses)	$7	$—		$(4,148)
Income tax (expense) benefit on net realized gains (losses)	$(2)	$—		$1,117
Effective tax rate applied	28.6%	N/M	%	26.9%

1 2025 includes $118.4 million of proceeds on the sale of securities acquired from Bancorp Financial, which is a reflection of the fair value on the acquisition date.

N/M – Not Meaningful

Note 5: Loans and Allowance for Credit Losses on Loans

The composition of loans by portfolio segment as of December 31, were as follows:

	December 31, 2025	December 31, 2024
Commercial	$842,130	$800,476
Leases	548,256	491,748
Commercial real estate – investor	1,212,384	1,078,829
Commercial real estate – owner occupied	706,567	683,283
Construction	173,630	201,716
Residential real estate – investor	70,225	49,598
Residential real estate – owner occupied	230,432	206,949
Multifamily	339,131	351,325
HELOC	235,293	103,388
Powersport	696,959	-
Other [1]	197,124	14,024
Total loans	5,252,131	3,981,336
Allowance for credit losses on loans	(72,301)	(43,619)
Net loans [2]	$5,179,830	$3,937,717

1  Unless otherwise noted, the “Other” segment includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts in this table and in subsequent tables within Note 5 - Loans and Allowance for Credit Losses on Loans.

2  Excludes accrued interest receivable of $23.5 million and $17.5 million at December 31, 2025, and December 31, 2024, respectively, which is recorded in other assets on the Consolidated Balance Sheets.

The methodologies used for calculating the ACL on each loan segment include (i) a migration analysis for commercial, CRE owner occupied, CRE investor, and multifamily segments; (ii) a static pool analysis for lease financing receivables, construction, residential investor, residential owner occupied and the HELOC segments; (iii) a vintage methodology for powersport; and (iv) a WARM (weighted average remaining maturity) methodology is used for consumer segments.   The economic factors management has selected include the civilian unemployment rate, real gross domestic product supplemented with local unemployment factors, and the Fed Funds rate. These factors are evaluated and updated quarterly. Additionally, management uses qualitative adjustments to the loss estimates in certain cases as determined necessary. These qualitative adjustments are applied by pooled loan segment and have been made for both increased and decreased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in loss estimation.  Loans that do not share risk characteristics are evaluated on an individual basis and excluded from the pooled loan evaluation.  The amount of expected loss for loans analyzed individually is determined by discounted cash flow or the fair value of the underlying collateral less applicable costs to sell.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.  The real estate related categories above represent 56.5% and 67.2% of the portfolio at December 31, 2025, and December 31, 2024, respectively, and include a mix of owner and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the ACL for loans for the years ended December 31, 2025, 2024 and 2023:

	Beginning	Allowance	Provision for			Ending
	Balance	Established for	(Release of)			Balance
Allowance for credit losses	January 1, 2025	PCD Loans	Credit Losses [1]	Charge-offs	Recoveries	December 31, 2025

Commercial	$7,813	$37	$8,181	$5,051	$203	$11,183
Leases	2,136	-	1,187	970	17	2,370
Commercial real estate – investor	14,528	1,954	5,133	-	57	21,672
Commercial real estate – owner occupied	10,036	-	(4,292)	1,173	12	4,583
Construction	3,581	-	(1,616)	834	396	1,527
Residential real estate – investor	553	-	199	-	7	759
Residential real estate – owner occupied	1,509	309	5	-	56	1,879
Multifamily	1,876	-	(202)	181	-	1,493
HELOC	1,578	128	1,832	-	90	3,628
Powersport	-	10,431	14,464	8,821	1,375	17,449
Other	9	4,681	2,478	1,633	223	5,758
Total	$43,619	$17,540	$27,369	$18,663	$2,436	$72,301

1  Amount does not include the provision for unfunded commitment liability.

	Beginning	Provision for			Ending
	Balance	(Release of)			Balance
Allowance for credit losses	January 1, 2024	Credit Losses [1]	Charge-offs	Recoveries	December 31, 2024

Commercial	$3,998	$12,352	$8,686	$149	$7,813
Leases	2,952	(770)	149	103	2,136
Commercial real estate – investor	17,105	1,594	4,596	425	14,528
Commercial real estate – owner occupied	12,280	(997)	5,154	3,907	10,036
Construction	1,038	2,543	-	-	3,581
Residential real estate – investor	669	(141)	-	25	553
Residential real estate – owner occupied	1,821	(106)	242	36	1,509
Multifamily	2,728	(852)	-	-	1,876
HELOC	1,656	(169)	-	91	1,578
Other	17	130	284	146	9
Total	$44,264	$13,584	$19,111	$4,882	$43,619

1  Amount does not include the provision for unfunded commitment liability.

	Beginning	Provision for			Ending
Allowance for credit losses	Balance	(Release of)			Balance
	January 1, 2023	Credit Losses [1]	Charge-offs	Recoveries	December 31, 2023

Commercial	$11,968	$(7,717)	$885	$632	$3,998
Leases	2,865	850	882	119	2,952
Commercial real estate – investor	10,674	18,170	11,816	77	17,105
Commercial real estate – owner occupied	15,001	7,941	10,691	29	12,280
Construction	1,546	(608)	-	100	1,038
Residential real estate – investor	768	(129)	-	30	669
Residential real estate – owner occupied	2,046	(304)	-	79	1,821
Multifamily	2,453	275	-	-	2,728
HELOC	1,806	(255)	-	105	1,656
Other	353	(137)	368	169	17
Total	$49,480	$18,086	$24,642	$1,340	$44,264

1  Amount does not include the provision for unfunded commitment liability.

The following table presents the collateral dependent loans and the related ACL allocated by segment of loans as of December 31:

		Accounts			ACL
December 31, 2025	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$5,960	$2,055	$8,015	$762
Leases	-	-	-	-	-
Commercial real estate – investor	11,345	-	-	11,345	5,682
Commercial real estate – owner occupied	19,809	-	-	19,809	-
Construction	-	-	-	-	-
Residential real estate – investor	26	-	-	26	-
Residential real estate – owner occupied	844	-	-	844	-
Multifamily	782	-	-	782	-
HELOC	53	-	-	53	-
Powersport	-	-	-	-	-
Other	-	-	-	-	-
Total	$32,859	$5,960	$2,055	$40,874	$6,444

		Accounts			ACL
December 31, 2024	Real Estate	Receivable	Equipment	Total	Allocation
Commercial	$-	$6,491	$-	$6,491	$2,448
Leases	-	-	-	-	-
Commercial real estate – investor	1,644	-	-	1,644	-
Commercial real estate – owner occupied	10,018	-	-	10,018	3,951
Construction	5,800	-	-	5,800	792
Residential real estate – investor	404	-	-	404	-
Residential real estate – owner occupied	1,056	-	-	1,056	-
Multifamily	836	-	-	836	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$19,758	$6,491	$-	$26,249	$7,191

Aged analysis of past due loans by class of loans as of December 31, 2025, were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$565	-	4,746	5,311	836,819	$842,130	$1,241
Leases	2,116	595	1,677	4,388	543,868	548,256	471
Commercial real estate – investor	10,604	89	-	10,693	1,201,691	1,212,384	-
Commercial real estate – owner occupied	7,176	819	11,389	19,384	687,183	706,567	250
Construction	1,546	1,349	635	3,530	170,100	173,630	-
Residential real estate – investor	120	699	152	971	69,254	70,225	-
Residential real estate – owner occupied	7,983	562	757	9,302	221,130	230,432	141
Multifamily	404	313	1,070	1,787	337,344	339,131	-
HELOC	5,219	441	451	6,111	229,182	235,293	-
Powersport	13,796	4,860	2,778	21,434	675,525	696,959	2,710
Other	1,873	702	217	2,792	194,332	197,124	66
Total	$51,402	$10,429	$23,872	$85,703	$5,166,428	$5,252,131	$4,879

Aged analysis of past due loans by class of loans as of December 31, 2024, were as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2024	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$219	$95	$6,963	$7,277	$793,199	$800,476	$1,397
Leases	1,438	372	352	2,162	489,586	491,748	-
Commercial real estate – investor	2,021	402	-	2,423	1,076,406	1,078,829	-
Commercial real estate – owner occupied	1,123	2,479	43	3,645	679,638	683,283	-
Construction	-	-	5,799	5,799	195,917	201,716	-
Residential real estate – investor	763	-	439	1,202	48,396	49,598	-
Residential real estate – owner occupied	2,489	90	509	3,088	203,861	206,949	-
Multifamily	-	233	1,040	1,273	350,052	351,325	-
HELOC	109	74	202	385	103,003	103,388	39
Other	13	10	-	23	14,001	14,024	-
Total	$8,175	$3,755	$15,347	$27,277	$3,954,059	$3,981,336	$1,436

The following table presents all nonaccrual loans and loans on nonaccrual for which there was no related allowance for credit losses as of:

Nonaccrual loan detail	December 31, 2025	With no ACL	December 31, 2024	With no ACL
Commercial	$8,520	$5,520	$5,591	$497
Leases	2,428	2,428	523	523
Commercial real estate – investor	11,377	32	1,981	1,981
Commercial real estate – owner occupied	19,493	19,493	10,604	1,407
Construction	737	737	5,800	-
Residential real estate – investor	681	681	1,158	1,158
Residential real estate – owner occupied	1,711	1,711	1,653	1,653
Multifamily	1,494	1,494	1,165	1,165
HELOC	1,222	1,222	366	366
Powersport	68	68	-	-
Other	221	221	10	10
Total	$47,952	$33,607	$28,851	$8,760

The Company recognized $1.0 million and $815,000 of interest on nonaccrual loans during the years ended December 31, 2025 and 2024, respectively.  The amount of accrued interest reversed against interest income totaled $3.8 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively.

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

For residential-owner occupied, HELOC, powersport, and the other loan portfolios, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are those that are either 90 days or more past due and accruing or are on nonaccrual, and all other loans not meeting this criteria are considered performing.

Credit quality indicators by class of loans as of December 31, 2025, were as follows in the vintage table below:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$275,155	$161,529	$94,487	$22,843	$8,699	$9,730	$214,846	$125	$787,414
Special Mention	-	-	-	212	-	-	2,917	-	3,129
Substandard	231	926	19,241	3,611	291	-	27,287	-	51,587
Total commercial	275,386	162,455	113,728	26,666	8,990	9,730	245,050	125	842,130

Leases
Pass	247,515	172,825	$84,533	27,993	10,164	2,038	-	-	545,068
Special Mention	-	-	374	263	123	-	-	-	760
Substandard	-	214	469	1,745	-	-	-	-	2,428
Total leases	247,515	173,039	85,376	30,001	10,287	2,038	-	-	548,256

Commercial real estate – investor
Pass	296,219	217,761	120,630	255,701	199,993	99,144	6,371	-	1,195,819
Special Mention	82	-	-	-	41	2,197	-	-	2,320
Substandard	-	9,703	1,677	1,690	-	1,175	-	-	14,245
Total commercial real estate – investor	296,301	227,464	122,307	257,391	200,034	102,516	6,371	-	1,212,384

Commercial real estate – owner occupied
Pass	193,988	76,480	67,749	76,670	106,107	103,545	10,309	-	634,848
Special Mention	-	-	161	3,542	2,153	1,782	-	-	7,638
Substandard	58	-	20,929	8,996	20,252	13,846	-	-	64,081
Total commercial real estate – owner occupied	194,046	76,480	88,839	89,208	128,512	119,173	10,309	-	706,567

Construction
Pass	53,522	48,906	31,121	27,500	332	828	-	-	162,209
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	102	-	1,454	9,526	-	339	-	-	11,421
Total construction	53,624	48,906	32,575	37,026	332	1,167	-	-	173,630

Residential real estate – investor
Pass	13,993	5,729	3,677	15,256	15,288	10,743	4,397	-	69,083
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	461	681	-	-	1,142
Total residential real estate – investor	13,993	5,729	3,677	15,256	15,749	11,424	4,397	-	70,225

Residential real estate – owner occupied
Pass	42,941	11,580	25,594	35,826	30,264	81,123	1,207	-	228,535
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	151	202	142	1,402	-	-	1,897
Total residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

Multifamily
Pass	56,753	20,133	50,464	96,747	70,496	40,926	2,118	-	337,637
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	124	892	313	165	-	-	1,494
Total multifamily	56,753	20,133	50,588	97,639	70,809	41,091	2,118	-	339,131

HELOC
Pass	2,888	2,192	1,700	1,646	278	4,480	220,643	-	233,827
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	240	1,226	-	1,466
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Pass	323,072	180,099	114,212	57,740	17,237	4,531	-	-	696,891
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	22	44	-	-	2	-	-	68
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Pass	81,405	31,889	19,599	48,615	1,729	7,282	6,335	-	196,854
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	163	74	27	6	-	-	270
Total other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total loans
Pass	1,587,451	929,123	613,766	666,537	460,587	364,370	466,226	125	5,088,185
Special Mention	82	-	535	4,017	2,317	3,979	2,917	-	13,847
Substandard	391	10,865	44,252	26,736	21,486	17,856	28,513	-	150,099
Total loans	$1,587,924	$939,988	$658,553	$697,290	$484,390	$386,205	$497,656	$125	$5,252,131

Credit quality indicators by class of loans as of December 31, 2024, were as follows in the vintage table below:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$299,863	$176,549	$56,619	$18,679	$4,999	$6,527	$201,514	$1,279	$766,029
Special Mention	3,864	1,629	127	176	-	-	3,903	-	9,699
Substandard	-	14	4,169	77	-	-	19,102	-	23,362
Doubtful	-	-	-	1,386	-	-	-	-	1,386
Total commercial	303,727	178,192	60,915	20,318	4,999	6,527	224,519	1,279	800,476

Leases
Pass	239,664	151,372	$66,379	24,546	6,145	2,298	-	-	490,404
Special Mention	-	-	821	-	-	-	-	-	821
Substandard	-	-	523	-	-	-	-	-	523
Total leases	239,664	151,372	67,723	24,546	6,145	2,298	-	-	491,748

Commercial real estate – investor
Pass	243,983	159,008	305,506	191,651	90,245	67,143	6,804	-	1,064,340
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	335	1,645	-	-	-	12,509	-	-	14,489
Total commercial real estate – investor	244,318	160,653	305,506	191,651	90,245	79,652	6,804	-	1,078,829

Commercial real estate – owner occupied
Pass	91,012	114,255	133,488	121,652	77,919	82,820	14,284	-	635,430
Special Mention	-	1,162	7,908	7,500	3,033	631	-	-	20,234
Substandard	-	125	1,168	11,241	9,897	5,188	-	-	27,619
Total commercial real estate – owner occupied	91,012	115,542	142,564	140,393	90,849	88,639	14,284	-	683,283

Construction
Pass	44,699	27,928	83,222	17,747	82	1,081	468	-	175,227
Special Mention	-	-	6,794	-	-	344	-	-	7,138
Substandard	-	-	19,351	-	-	-	-	-	19,351
Total construction	44,699	27,928	109,367	17,747	82	1,425	468	-	201,716

Residential real estate – investor
Pass	5,595	3,833	13,366	8,060	5,693	9,813	1,548	-	47,908
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	375	532	-	783	-	-	1,690
Total residential real estate – investor	5,595	3,833	13,741	8,592	5,693	10,596	1,548	-	49,598

Residential real estate – owner occupied
Pass	11,609	29,670	35,786	32,760	22,996	71,507	770	-	205,098
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	151	-	1,700	-	-	1,851
Total residential real estate – owner occupied	11,609	29,670	35,786	32,911	22,996	73,207	770	-	206,949

Multifamily
Pass	39,133	68,781	68,032	100,049	29,060	44,735	370	-	350,160
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	962	-	203	-	-	-	1,165
Total multifamily	39,133	68,781	68,994	100,049	29,263	44,735	370	-	351,325

HELOC
Pass	2,602	2,561	2,118	383	1,383	3,752	90,042	-	102,841
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	39	214	294	-	547
Total HELOC	2,602	2,561	2,118	383	1,422	3,966	90,336	-	103,388

Other
Pass	6,521	1,559	1,438	639	92	7	3,758		14,014
Special Mention	-	-	-	-	-	-	-		-
Substandard	-	5	5	-	-	-	-		10
Total other	6,521	1,564	1,443	639	92	7	3,758	-	14,024

Total loans
Pass	984,681	735,516	765,954	516,166	238,614	289,683	319,558	1,279	3,851,451
Special Mention	3,864	2,791	15,650	7,676	3,033	975	3,903	-	37,892
Substandard	335	1,789	26,553	12,001	10,139	20,394	19,396	-	90,607
Doubtful	-	-	-	1,386	-	-	-	-	1,386
Total loans	$988,880	$740,096	$808,157	$537,229	$251,786	$311,052	$342,857	$1,279	$3,981,336

The following vintage tables provide performing and nonperforming loans by class for the years ended December 31, 2025 and 2024. These tables enhance the credit quality vintage tables reported for the same years, above, for the loan classes that are not monitored and analyzed by the risk category definitions.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$42,941	$11,580	$25,594	$35,826	$30,264	$81,168	$1,207	$-	$228,580
Nonperforming	-	-	151	202	142	1,357	-	-	1,852
Total Residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

HELOC
Performing	2,888	2,192	1,700	1,646	278	4,499	220,868	-	234,071
Nonperforming	-	-	-			221	1,001	-	1,222
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Performing	322,369	179,391	113,725	57,266	17,026	4,404	-	-	694,181
Nonperforming	703	730	531	474	211	129	-	-	2,778
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Performing	81,405	31,889	19,596	48,615	1,730	7,267	6,335	-	196,837
Nonperforming	-	-	166	74	26	21		-	287
Total Other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total non-risk rated loans
Performing	449,603	225,052	160,615	143,353	49,298	97,338	228,410	-	1,353,669
Nonperforming	703	730	848	750	379	1,728	1,001	-	6,139
Total non-risk rated loans	$450,306	225,782	161,463	144,103	49,677	99,066	229,411	-	1,359,808

.

December 31, 2024	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$11,609	29,670	35,786	32,760	22,996	71,705	770	$-	$205,296
Nonperforming	-	-	-	151	-	1,502	-	-	1,653
Total Residential real estate – owner occupied	11,609	29,670	35,786	32,911	22,996	73,207	770	-	206,949

HELOC
Performing	2,602	2,561	2,118	383	1,383	3,772	90,164	-	102,983
Nonperforming	-	-	-	-	39	194	172	-	405
Total HELOC	2,602	2,561	2,118	383	1,422	3,966	90,336	-	103,388

Other
Performing	6,521	1,560	1,437	639	92	7	3,758	-	14,014
Nonperforming	-	4	6	-	-	-	-	-	10
Total Other	6,521	1,564	1,443	639	92	7	3,758	-	14,024

Total non-risk rated loans
Performing	20,732	33,791	39,341	33,782	24,471	75,484	94,692	-	322,293
Nonperforming	-	4	6	151	39	1,696	172	-	2,068
Total non-risk rated loans	$20,732	33,795	39,347	33,933	24,510	77,180	94,864	-	324,361

The gross charge-offs activity by loan type and year of origination for the year ended December 31, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	176	3,452	25	1,386	12	$5,051
Leases	-	-	101	854	15	-	970
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-	-	-	-	1,126	47	1,173
Construction	-	-	-	834	-	-	834
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	181	-	-	-	-	181
HELOC	-	-	-	-	-	-	-
Powersport	1,928	2,360	2,210	1,390	487	446	8,821
Other	-	80	31	1,047	4	471	1,633
Total	$1,928	$2,797	$5,794	$4,150	$3,018	$976	$18,663

The gross charge-offs activity by loan type and year of origination for the year ended December 31, 2024, were as follows:

	2024	2023	2022	2021	2020	Prior	Total
Commercial	$31	$7,205	$756	$670	$-	$24	$8,686
Leases	-	-	96	53	-	-	149
Commercial real estate – investor	-	-	4,128	452	16	-	4,596
Commercial real estate – owner occupied	-		-	5,135	-	19	5,154
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	242	242
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Other	5	-	-	-	-	279	284
Total	$36	$7,205	$4,980	$6,310	$16	$564	$19,111

The Company had $379,000 and $469,000 in consumer mortgage loans in the process of foreclosure as of December 31, 2025, and December 31, 2024, respectively.

Forty-one loans, totaling $58.4 million in aggregate, were modified and experiencing financial difficulty during the year ended December 31, 2025. Fifteen loans, totaling $46.9 million in aggregate, were modified which were experiencing financial difficulty during the year ended December 31, 2024. There were seven loans that were past due while experiencing financial difficulty for a total of $20.0 million as of December 31, 2025. None of the loans modified while experiencing financial difficulty are in payment default as of December 31, 2024.

The following tables presents the amortized costs basis of loans at December 31, 2025, and December 31, 2024, that were both experiencing financial difficulty and modified during the years ended December 31, 2025, and December 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to amortized costs basis of each class of financing receivable is also presented below.

December 31, 2025	Term Extension	Combination - Term Extension, Interest Rate Modification, and Payment Modification	Payment Modification [1]	Interest Rate Modification	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Modifications	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$8,073	$5,015	$1,550	$-	$1,551	$-	$16,189	2.5%
Commercial real estate – investor	10,170	12,192	-	-	-	33	22,395	1.1
Commercial real estate – owner occupied	14,783	2,095	-	-	708	2,053	19,639	3.3
Multifamily	-	-	-	-	-	-	-	-
HELOC	85	-	-	-	-	-	85	-
Powersport	9	76	-	8	-	-	93	-
Other	-	-	-	-	-	24	24	-
Total	$33,120	$19,378	$1,550	$8	$2,259	$2,110	$58,425	1.1%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

December 31, 2024	Term Extension	Combination - Term Extension, Interest Rate Modification, and Payment Modification	Payment Modification [1]	Interest Rate Modification	Combination - Term Extension and Interest Rate Modification	Combination - Term Extension and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$3,385	$3,794	$-	$-	$-	$-	$7,179	0.9%
Commercial real estate – investor	12,509	-	-	-	-	-	12,509	1.2
Commercial real estate – owner occupied	22,210	415	-	-	3,206	209	26,040	3.8
Multifamily	-	1,197	-	-	-	-	1,197	0.3
HELOC	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-
Total	$38,104	$5,406	$-	$-	$3,206	$209	$46,925	1.2%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables presents the performance of loans that have been modified as of December 31, 2025, and December 31, 2024.

December 31, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$3,000	$3,000	$13,189	$16,189
Commercial real estate – investor	-	-	-	-	22,395	22,395
Commercial real estate – owner occupied	6,161	-	10,867	17,028	2,611	19,639
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	85	85
Powersport	-	3	-	3	90	93
Other	-	-	-	-	24	24
Total	$6,161	$3	$13,867	$20,031	$38,394	$58,425

December 31, 2024	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$7,179	$7,179
Commercial real estate – investor	-	-	-	-	12,509	12,509
Commercial real estate – owner occupied	-	-	-	-	26,040	26,040
Multifamily	-	-	-	-	1,197	1,197
HELOC	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$-	$-	$-	$-	$46,925	$46,925

The following table summarizes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period ended December 31, 2025, and December 31, 2024.

	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.89	0.74%	2.76
Commercial real estate – investor	6.70	(1.00)	-
Commercial real estate – owner occupied	11.82	1.27	-
HELOC	24.00	-	-
Powersport	13.69	(7.49)	-
Other	24.00	-	-
Total	8.82	(0.20)%	2.76

	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.49	0.50%	4.00
Commercial real estate – investor	6.00	-	-
Commercial real estate – owner occupied	8.59	0.15	-
Multifamily	60.00	2.75	-
HELOC	-	-	-
Other	-	-	-
Total	8.89	0.69%	4.00

As of December 31, 2025 and 2024 there were no loans to principal officers, directors, and their affiliates.

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2025	2024	2023
Balance at beginning of period	$21,617	$5,123	$1,561
Property additions, net of participation sold	4,989	21,083	5,580
Less:
Carrying value of property disposals, net of participation sold	24,498	2,845	1,749
Period valuation adjustments	681	1,744	269
Balance at end of period	$1,427	$21,617	$5,123

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2025	2024	2023
Balance at beginning of period	$1,862	$118	$856
Provision for valuation reserves	681	1,744	269
Reductions taken on sales	(1,911)	-	(1,007)
Balance at end of period	$632	$1,862	$118

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2025	2024	2023
Gain on sales, net	$(201)	$(390)	$(256)
Provision for valuation reserves	681	1,744	269
Operating expenses	2,252	1,801	434
Less:
Lease revenue	615	935	48
Net OREO expense	$2,117	$2,220	$399

Note 7: Premises and Equipment

Premises and equipment at December 31, were as follows:

	2025			2024
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$30,251	$-	$30,251	$30,981	$-	$30,981
Buildings	64,005	29,178	34,827	61,428	27,413	34,015
Leasehold improvements	11,317	2,969	8,348	10,341	2,112	8,229
Furniture and equipment	66,537	53,318	13,219	63,884	49,798	14,086
Total Premises and Equipment	$172,110	$85,465	$86,645	$166,634	$79,323	$87,311

The Company had $371,000 and $1.4 million of fixed assets held for sale as of December 31, 2025 and 2024, respectively.  These fixed assets held for sale are reported with other assets on the Consolidated Balance Sheets.

The Company enters into lease arrangements in the normal course of business primarily for branch locations and certain ATMs. The Company’s leases have remaining terms ranging from six-months to 19.4 years, some of which include options to extend between five and ten years, ATMs leases are generally short-term in nature. All of our leases are operating leases.

At December 31, 2025, the Company had lease liabilities totaling $12.7 million and right-of-use assets totaling $7.9 million related to operating leases.  At December 31, 2024, the Company had lease liabilities totaling $12.5 million and right-of-use assets totaling $7.4 million related to operating leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2025	Right-of-Use Asset	Lease Liability	Weight Average Remaining Lease Term in Years	Weight Average Discount Rate
Operating Leases
Land and building leases	$7,921	$12,697	10.2	3.93%
Total operating leases	$7,921	$12,697	10.2	3.93%

December 31, 2024	Right-of-Use Asset	Lease Liability	Weight Average Remaining Lease Term in Years	Weight Average Discount Rate
Operating Leases
Land and building leases	$7,359	$12,465	12.5	4.72%
Total operating leases	$7,359	$12,465	12.5	4.72%

During 2025, there were no lease terminations or sale leaseback transactions. During 2024, there was one lease termination with a right-of-use asset and lease liability balance of $68,333 and fees paid of $46,500, resulting in a loss of $46,500.

Operating lease costs are listed below:

	2025	2024	2023
Operating lease cost	$1,939	$1,337	$988
Short-term lease cost	56	54	64
Total operating lease cost	$1,995	$1,391	$1,052

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet been commenced during the periods ending December 31, 2025 or 2024.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2025, is listed below.

Lease payments
Due in one year or less	$3,649
Due in one year through two years	2,593
Due in two years through three years	2,415
Due in three years through four years	2,228
Due in four years through five years	1,681
Thereafter	6,095
Total lease payments	18,661
Discount on cash flows	(5,964)
Total lease liabilities	$12,697

Note 8: Deposits

Major classifications of deposits at December 31, were as follows:

	2025	2024
Noninterest bearing demand	$1,739,117	$1,704,920
Savings	1,121,888	932,201
NOW accounts	693,573	621,434
Money market accounts	930,079	761,499
Certificates of deposit of less than $100,000	489,879	352,526
Certificates of deposit of $100,000 through $250,000	412,655	270,837
Certificates of deposit of more than $250,000	208,878	125,314
Total deposits	$5,596,069	$4,768,731

The Company had $27.3 million and $29.8 million in listing service deposits as of December 31, 2025 and 2024, respectively. In addition, the Company had $59.3 million in brokered deposits as of December 31, 2025, compared to none as of December 31, 2024. These brokered deposits were assumed with the acquisition of Bancorp Financial and are expected to run off by the first quarter of 2028.

At December 31, 2025, scheduled maturities of time deposits were as follows:

2026	$1,037,300
2027	41,658
2028	16,206
2029	9,960
2030	6,288
Total time deposits	$1,111,412

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2025:

	2025	2024
Securities sold under repurchase agreements	$23,769	$36,657
Other short-term borrowings	215,000	20,000
Junior subordinated debentures[1]	25,774	25,773
Subordinated debentures	59,552	59,467
Notes payable and other borrowings[2]	14,825	-
Total borrowings	$338,920	$141,897

1 See Note 10: Junior Subordinated Debentures

2 Long-term FHLBC advance, net of purchase accounting adjustment

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $23.8 million and $36.7 million at December 31, 2025 and 2024, respectively.  The average amount and weighted average rate for the year ended December 31, 2025, was $31.7 million and 0.72% with the maximum month-end amount recorded at $47.3 million at June 30, 2025. The average amount and weighted average rate for the year ended December 31, 2024, was $38.2 million and 0.88% with the maximum month-end amount recorded at $53.9 million at September 30, 2024. The fair value of the pledged collateral was $74.0 million and $73.6 million at December 31, 2025, and December 31, 2024, respectively.  At December 31, 2025, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. As of December 31, 2025, the Bank had $215.0 million in short-term advances outstanding under the FHLBC. There were $20.0 million in short-term advances as of December 31, 2024. In addition, the Company had assumed $14.8 million in long-term borrowings due to the acquisition of Bancorp Financial. FHLBC stock held at December 31, 2025, was valued at $11.3 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.50 billion, which carried a FHLBC-calculated combined value of $987.5 million. As of December 31, 2024, FHLBC stock owned by the Bank was valued at $4.5 million and the principal balance of loans and securities pledged was $1.41 billion.  Based on the total amount of loans and securities pledged, the Bank had a total borrowing capacity at the FHLBC of $987.5 million and a remaining funding availability of $756.2 million on December 31, 2025.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we sold and issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”).  We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance are intended to be used for general corporate purposes, which may include, without limitation, the redemption of existing senior debt, common stock repurchases and strategic acquisitions.  The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears.  As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to Three-Month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears.  The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole are in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events.  The subordinated debentures outstanding, net of deferred issuance costs, totaled $59.6 million and $59.5 million as of December 31, 2025 and 2024, respectively.

The Company has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.  This line of credit has not been utilized since early 2019.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2025	$-	-%	$56,657	2.47%
2026	238,769	3.84	-	-
2027	-	-	-	-
2028	-	-	-	-
2029	14,825	4.24	-	-
2030	-	-	-	-
Thereafter	85,326	3.91	85,240	3.89
Total borrowings	$338,920	3.88%	$141,897	3.32%

Note 10: Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, distributions subsequently moved to a floating rate of 150 basis points over three-month LIBOR, and finally 150 basis points over three-month SOFR following the sunset of LIBOR.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.47% and 4.37% as of December 31, 2025, and December 31, 2024, respectively. The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2025 and 2024, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 11: Income Taxes

Income Taxes Paid – ASU 2023-09 Disaggregation

	2025	2024	2023
Federal	$15,125	$17,943	$24,500
States & local
Illinois	3,750	3,650	10,430
All other states & local	1,817	1,367	732
Foreign	-	-	-
Total net cash taxes paid in the current period	$20,692	$22,960	$35,662

Pretax income is entirely related to domestic activities, the Company did not have any foreign operations.

The components of income tax expense from continuing operations consisted of the following:

	2025	2024	2023
Current tax expense:
Federal	$18,707	$22,011	$20,724
State	7,141	7,048	10,098
Total	25,848	29,059	30,822
Deferred tax expense (benefit):
Federal	1,589	(1,419)	1,964
State	4	52	(107)
Total	1,593	(1,367)	1,857
Net provision for income taxes from continuing operations	$27,441	$27,692	$32,679

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, due to the following:

	2025		2024		2023
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax computed at the statutory federal rate	$22,628	21.0%	$23,721	21.0%	$26,126	21.0%
State and local income taxes, net of federal benefit [1]	5,645	5.2	5,775	5.1	7,911	6.4
Nontaxable or nondeductible Items
BOLI income	(763)	(0.7)	(951)	(0.8)	(429)	(0.3)
Tax exempt interest, net	(792)	(0.7)	(820)	(0.7)	(947)	(0.8)
Other adjustments
Stock based compensation	(226)	(0.2)	(139)	(0.1)	(132)	(0.1)
Other, net	949	0.9	106	-	150	0.1
Total tax at effective tax rate	$27,441	25.5%	$27,692	24.5%	$32,679	26.3%

1 State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

The Company and its subsidiaries are subject to U.S. federal income tax as well as various state taxing jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2022.

The components of the net deferred tax asset at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss and tax credit carryforwards	$2,727	$-
Accrued bonus	3,213	2,601
Allowance for credit losses	19,783	12,241
Deferred compensation	2,430	2,100
Stock based compensation	2,231	1,920
Business combination adjustments	2,950	-
Lease liability	3,357	3,315
Unrealized loss on securities available for sale [1]	12,059	18,145
Unrealized loss on derivatives [1]	-	423
Other assets	1,795	2,357
Total deferred tax assets	50,545	43,102

Deferred tax liabilities:
Accumulated depreciation on premises and equipment	(7,285)	(5,844)
Goodwill amortization/impairment	(871)	(604)
Mortgage servicing rights	(2,484)	(2,728)
Unrealized gain on derivatives [1]	(883)	-
Amortization of core deposit intangible	(2,925)	(2,248)
Right of use asset	(2,103)	(1,972)
Acquired securities	(1,961)	(1,997)
Other liabilities	(757)	(1,090)
Total deferred tax liabilities	(19,269)	(16,483)
Net deferred tax asset	$31,276	$26,619

1 Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

As part of the acquisition of Evergreen in 2025, the Company acquired various federal and state net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code. As of December 31, 2025, the Company had $11,779 of federal net operating loss carryforwards,  $2,219 of Illinois net operating loss carryforwards, and various other immaterial state and local net operating loss carryforwards. The Company expects to utilize all loss carryforwards.

At December 31, 2024, the Company had no federal net operating loss carryforwards and no state net operating loss carryforwards.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”).  Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2025, 1,310,160 shares remained available for issuance under the 2019 Plan.

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

Total compensation cost that has been charged for the 2019 Plan was $5.8 million, $4.1 million and $3.6 million for the years ending December 31, 2025, 2024 and 2023, respectively. The tax benefit recorded was $1.5 million, $1.0 million, and $984,000 for the years ending December 31, 2025, 2024, and 2023, respectively.

There were 320,269 and 339,235 restricted stock units granted during the year ending December 31, 2025 and 2024, respectively. Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the grant date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2025, is as follows:

	December 31, 2025
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	778,278	$14.75
Granted	320,269	18.35
Vested	(286,368)	14.35
Unvested at December 31	812,179	$16.31

Total unrecognized compensation cost of restricted stock unit awards was $5.3 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of 1.80 years.

Note 13: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31, (in thousands except for per share data):

	2025	2024	2023
Basic earnings per share:
Weighted-average common shares outstanding	48,875,540	44,828,290	44,663,722
Net income	$80,310	$85,264	$91,729
Basic earnings per share	$1.64	$1.90	$2.05

Diluted earnings per share:
Weighted-average common shares outstanding	48,875,540	44,828,290	44,663,722
Dilutive effect of unvested restricted awards [1]	793,999	811,061	731,288
Diluted average common shares outstanding	49,669,539	45,639,351	45,395,010

Net Income	$80,310	$85,264	$91,729
Diluted earnings per share	$1.62	$1.87	$2.02

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 14: Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the Consolidated Financial Statements.  Commitments include financial instruments that involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  In management’s opinion, these do not represent unusual risks, and management does not anticipate significant losses as a result of these transactions.  The Company uses the same credit policies in making commitments and conditional obligations for borrowers as it does for on-balance sheet instruments.

The following table is a summary of financial instrument commitments as of December 31, were as follows:

	December 31, 2025			December 31, 2024
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$118	$26,769	$26,887	$188	$16,322	$16,510
Performance standby	512	8,666	9,178	552	10,207	10,759
	630	35,435	36,065	740	26,529	27,269
Non-borrower:
Performance standby	-	-	-	-	67	67
Total letters of credit	$630	$35,435	$36,065	$740	$26,596	$27,336

Unused loan commitments	$174,479	$592,658	$767,137	$163,282	$616,533	$779,815

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs). The Company also receives rental income on certain leased properties.  As of December 31, 2025, aggregate future minimum rental income to be received under noncancelable leases totaled $251,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $1.8 million in 2025,  $1.2 million in 2024, and $844,000 in 2023.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $3.0 million in 2025, $2.4 million in 2024, and $2.1 million in 2023.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2025:

						2031
	2026	2027	2028	2029	2030	and thereafter
Rental commitment	$3,705	$2,639	$2,447	$2,229	$1,681	$6,095

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

Note 15: Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has established internal capital guidelines under which the Bank generally seeks to maintain a Tier 1 leverage capital ratio of at least eight percent (8%) and a total risk-based capital ratio of at least twelve percent (12%).

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2025, and December 31, 2024.

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

Capital levels and industry defined regulatory minimum required levels at December 31, were as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$774,990	12.99%	$417,624	7.00%	N/A	N/A
Old Second National Bank	785,569	13.17	417,539	7.00	$387,714	6.50%
Total capital to risk weighted assets
Consolidated	922,259	15.46	626,626	10.50	N/A	N/A
Old Second National Bank	847,838	14.22	626,182	10.50	596,363	10.00
Tier 1 capital to risk weighted assets
Consolidated	799,990	13.41	507,078	8.50	N/A	N/A
Old Second National Bank	785,569	13.17	507,011	8.50	477,187	8.00
Tier 1 capital to average assets
Consolidated	799,990	11.70	273,501	4.00	N/A	N/A
Old Second National Bank	785,569	11.49	273,479	4.00	341,849	5.00

2024
Common equity tier 1 capital to risk weighted assets
Consolidated	$607,294	12.82%	$331,596	7.00%	N/A	N/A
Old Second National Bank	610,285	12.89	331,419	7.00	$307,747	6.50%
Total capital to risk weighted assets
Consolidated	736,492	15.54	497,630	10.50	N/A	N/A
Old Second National Bank	654,484	13.82	497,256	10.50	473,577	10.00
Tier 1 capital to risk weighted assets
Consolidated	632,294	13.34	402,886	8.50	N/A	N/A
Old Second National Bank	610,285	12.89	402,438	8.50	378,765	8.00
Tier 1 capital to average assets
Consolidated	632,294	11.30	223,821	4.00	N/A	N/A
Old Second National Bank	610,285	10.90	223,958	4.00	279,947	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we elected to utilize the five-year CECL transition. The cumulative amount that is not recognized in regulatory capital, in addition to the $3.8 million Day 1 impact of CECL adoption, has been phased in at 25% per year beginning January 1, 2022. As of January 1, 2025, the five-year CECL transition was complete. As of December 31, 2025, the capital measures of the Company above do not include a modified CECL transition adjustment.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As of December 31, 2025, the Company had total dividend availability of $92.8 million from the Bank, per regulatory guidelines.  Pursuant to the Basel III rules that were fully phased-in at January 1, 2019, the Bank must keep a capital conservation buffer of 2.5% on all risk-based capital requirements in order to avoid additional limitations on capital distributions.

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

At December 31, 2025, and December 31, 2024, there were no transfers between levels.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

●	Government-sponsored agency debt securities, asset-backed securities, non-agency mortgage-backed securities and CLOs are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	States and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.
●	Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used. The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range. Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
●	Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.
●	The fair value of individually evaluated loans with specific allocations of the ACL is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, measured by the Company at fair value on a recurring basis are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$165,860	$-	$-	$165,860
U.S. government agencies	-	29,176	-	29,176
U.S. government agencies mortgage-backed	-	88,780	-	88,780
States and political subdivisions	-	199,428	6,947	206,375
Collateralized mortgage obligations	-	359,305		359,305
Asset-backed securities	-	40,966	4,850	45,816
Collateralized loan obligations	-	194,464	-	194,464
Equity securities	-	747	-	747
Loans held-for-sale	-	3,645	-	3,645
Mortgage servicing rights	-	-	9,459	9,459
Interest rate derivatives [1]	-	4,321	-	4,321
Mortgage banking derivatives	-	31	-	31
Total	$165,860	$920,863	$21,256	$1,107,979

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,157	$-	$1,157
Total	$-	$1,157	$-	$1,157

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$194,143	$-	$-	$194,143
U.S. government agencies	-	37,814	-	37,814
U.S. government agencies mortgage-backed	-	100,277	-	100,277
States and political subdivisions	-	203,560	11,896	215,456
Collateralized mortgage obligations	-	368,616	-	368,616
Asset-backed securities	-	59,049	3,254	62,303
Collateralized loan obligations	-	183,092	-	183,092
Loans held-for-sale	-	1,556	-	1,556
Mortgage servicing rights	-	-	10,374	10,374
Interest rate derivatives [1]	-	5,526	-	5,526
Mortgage banking derivatives	-	55	-	55
Total	$194,143	$959,545	$25,524	$1,179,212

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$3,192	$-	$3,192
Total	$-	$3,192	$-	$3,192

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(1,390)
Included in other comprehensive income	(53)	(21)	-
Purchases, issuances, sales, and settlements
Purchases	2,036	-	-
Issuances	-	-	1,003
Settlements	(387)	(4,928)	(528)
Ending balance December 31, 2025	$4,850	$6,947	$9,459

	Year Ended December 31, 2024
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2024	$2,270	$13,059	$10,344
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	(125)	(160)
Included in other comprehensive income	(69)	(444)	-
Purchases, issuances, sales, and settlements
Purchases	1,209	-	-
Issuances	-	-	753
Settlements	(156)	(594)	(563)
Ending balance December 31, 2024	$3,254	$11,896	$10,374

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,947	Discounted Cash Flow	Discount Rate	3.5 - 3.6%	3.5%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,850	Discounted Cash Flow	Discount Rate	4.9 - 4.9%	4.9%

Mortgage servicing rights	$9,459	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	0.0 - 33.2%	8.2%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2024:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$11,896	Discounted Cash Flow	Discount Rate	5.3 – 5.4%	5.4%
			Liquidity Premium	0.5 – 0.5%	0.5%

Asset-backed securities	$3,254	Discounted Cash Flow	Discount Rate	4.9 – 4.9%	4.9%

Mortgage servicing rights	$10,374	Discounted Cash Flow	Discount Rate	9.0 – 11.0%	9.0%
			Prepayment Speed	0.0 – 31.5%	6.9%

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

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$34,430	$34,430
Other real estate owned, net[2]	-	-	1,427	1,427
Total	$-	$-	$35,857	$35,857

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $40.9 million and a valuation allowance of $6.4 million, resulting in a decrease of specific allocations within the provision for credit losses of $747,000 for the year ending December 31, 2025.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $1.4 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $632,000, at December 31, 2025.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$19,058	$19,058
Other real estate owned, net[2]	-	-	21,617	21,617
Total	$-	$-	$40,675	$40,675

1	Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, had a carrying amount of $26.2 million and a valuation allowance of $7.2 million, resulting in an increase of specific allocations within the provision for credit losses of $3.9 million for the year ending December 31, 2024.

2	OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $21.6 million, which is made up of the outstanding balance of $23.5 million, net of a valuation allowance of $1.9 million at December 31, 2024.

These OREO and individually evaluated loan valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

Note 17: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2025 and 2024, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments at December 31, were as follows:

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$51,665	$51,665	$51,665	$-	$-
Interest earning deposits with financial institutions	72,360	72,360	72,360	-	-
Securities available-for-sale	1,090,523	1,090,523	165,860	912,866	11,797
FHLBC and FRBC stock	32,025	32,025	-	32,025	-
Loans held-for-sale	3,645	3,645	-	3,645	-
Net loans	5,179,830	5,032,472	-	-	5,032,472
Mortgage servicing rights	9,459	9,459	-	-	9,459
Interest rate swap and rate cap agreements	4,298	4,298	-	4,298	-
Interest rate lock commitments and forward contracts	31	31	-	31	-
Interest receivable on securities and loans	30,344	30,344	-	30,344	-

Financial liabilities:
Noninterest bearing deposits	$1,739,117	$1,739,117	$1,739,117	$-	$-
Interest bearing deposits	3,856,952	3,850,530	-	3,850,530	-
Securities sold under repurchase agreements	23,769	23,769	-	23,769	-
Other short-term borrowings	215,000	215,000	-	215,000	-
Junior subordinated debentures	25,774	21,522	-	21,522	-
Subordinated debentures	59,552	57,973	-	57,973	-
Note payable and other borrowings	14,825	15,049	-	15,049	-
Interest rate swap and rate cap agreements	1,143	1,143	-	1,143	-
Interest payable on deposits and borrowings	5,451	5,451	-	5,451	-

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$52,175	$52,175	$52,175	$-	$-
Interest earning deposits with financial institutions	47,154	47,154	47,154	-	-
Securities available-for-sale	1,161,701	1,161,701	194,143	952,408	15,150
FHLBC and FRBC stock	19,441	19,441	-	19,441	-
Loans held-for-sale	1,556	1,556	-	1,556	-
Net loans	3,937,717	3,818,303	-	-	3,818,303
Interest rate swap and rate cap agreements	5,498	5,498	-	5,498	-
Interest rate lock commitments and forward contracts	55	55	-	55	-
Interest receivable on securities and loans	24,598	24,598	-	24,598	-

Financial liabilities:
Noninterest bearing deposits	$1,704,920	$1,704,920	$1,704,920	$-	$-
Interest bearing deposits	3,063,811	3,056,180	-	3,056,180	-
Securities sold under repurchase agreements	36,657	36,657	-	36,657	-
Other short-term borrowings	20,000	20,000	-	20,000	-
Junior subordinated debentures	25,773	21,444	-	21,444	-
Subordinated debentures	59,467	54,533	-	54,533	-
Interest rate swap and rate cap agreements	3,187	3,187	-	3,187	-
Interest payable on deposits and borrowings	3,871	3,871	-	3,871	-

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

As of December 31, 2025, interest rate swaps with notional amounts totaling $300.0 million have matured. As of December 31, 2024, interest rate swaps with notional amounts totaling $300.0 million were designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools.  Each of these hedges were executed to pay variable and receive fixed rate cash flows.  Each of these hedges was determined to be effective during all periods presented.

An interest rate swap with a notional amount of $25.8 million as of December 31, 2025 and 2024, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows.  The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $220,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of December 31, 2025 and 2024 were $125.8 million and $121.2 million, respectively. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At December 31, 2025, the Company had $660,000 of cash collateral pledged with one correspondent financial institution and held $3.5 million of cash pledged from one correspondent financial institutions to support the interest rate swap activity during 2025. At December 31, 2024, the Company had $2.3 million of cash collateral pledged with one correspondent financial institutions and held $5.2 million of cash pledged from two correspondent financial institution to support the interest rate swap activity during 2024. No investment securities were required to be pledged to any correspondent financial institution during 2025 or 2024. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The notional amount of these commitments at December 31, 2025 and 2024 were $14.8 million and $8.7 million, respectively.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of December 31, were as follows:

Fair Value of Derivative Instruments

			December 31, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,155	Other Liabilities	-
Total derivatives designated as hedging instruments				3,155		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	12	125,808	Other Assets	1,143	Other Liabilities	1,143
Interest rate lock commitments and forward contracts	40	14,790	Other Assets	31	Other Liabilities	-
Other contracts	5	63,080	Other Assets	23	Other Liabilities	14
Total derivatives not designated as hedging instruments				1,197		1,157

			December 31, 2024
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	5	325,774	Other Assets	3,823	Other Liabilities	1,512
Total derivatives designated as hedging instruments				3,823		1,512

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	13	154,137	Other Assets	1,675	Other Liabilities	1,675
Interest rate lock commitments and forward contracts	30	8,667	Other Assets	55	Other Liabilities	-
Other contracts	5	58,259	Other Assets	28	Other Liabilities	5
Total derivatives not designated as hedging instruments				1,758		1,680

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $2.3 million and $1.7 million as of December 31, 2025, and December 31, 2024, and loss recognized in AOCI on derivatives totaled $2.2 million as of December 31, 2023.  The amount of the loss reclassified from AOCI to interest expense on the income statement totaled $1.3 million, $6.0 million and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Note 19: Preferred Stock

Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2025 and 2024.

Note 20: Parent Company Condensed Financial Information

Condensed Balance Sheets for the years ended December 31, were as follows:

	2025	2024
Assets
Noninterest bearing deposit with bank subsidiary	$65,253	$78,007
Investment in subsidiaries	905,722	671,894
Securities available-for-sale, at fair value	747	-
Other assets	11,526	7,457
Total assets	$983,248	$757,358

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$25,774	$25,773
Subordinated debt	59,552	59,467
Other liabilities	1,154	1,084
Stockholders’ equity	896,768	671,034
Total liabilities and stockholders' equity	$983,248	$757,358

Condensed Statements of Income for the years ended December 31 were as follows:

	2025	2024	2023
Operating Income
Cash dividends received from subsidiaries	$70,000	$55,000	$65,000
Other income	51	59	67
Total operating income	70,051	55,059	65,067
Operating Expenses
Junior subordinated debentures	1,152	1,127	1,095
Subordinated debt	2,185	2,185	2,185
Senior notes	-	-	2,408
Notes payable	-	-	87
Other interest expense	71	-	-
Other expenses	10,773	6,209	5,947
Total operating expense	14,181	9,521	11,722
Income before income taxes and equity in undistributed net income of subsidiaries	55,870	45,538	53,345
Income tax benefit	(3,817)	(2,644)	(3,309)
Income before equity in undistributed net income of subsidiaries	59,687	48,182	56,654
Equity in undistributed net income of subsidiaries	20,623	37,082	35,075
Net income available to common stockholders	$80,310	$85,264	$91,729

Condensed Statements of Cash Flows for the years ended December 31, were as follows:

	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$80,310	$85,264	$91,729
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(20,623)	(37,082)	(35,075)
Provision for deferred tax benefit	(189)	(152)	(513)
Change in taxes payable	145	(250)	794
Change in other assets	(10,092)	12	(43)
Stock-based compensation	5,550	3,914	3,603
Other, net	(240)	76	575
Net cash provided by operating activities	54,861	51,782	61,070

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	(47,963)	-	-
Net cash used in investing activities	(47,963)	-	-

Cash Flows from Financing Activities
Dividend paid on common stock	(12,240)	(9,413)	(8,946)
Purchases of treasury stock	(7,412)	(1,048)	(605)
Repayment of term note	-	-	(9,000)
Repayment of senior note	-	-	(45,000)
Net cash used in financing activities	(19,652)	(10,461)	(63,551)
Net change in cash and cash equivalents	(12,754)	41,321	(2,481)
Cash and cash equivalents at beginning of year	78,007	36,686	39,167
Cash and cash equivalents at end of year	$65,253	$78,007	$36,686

Note 21: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements. Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the years ended December 31, 2025, 2024 and 2023, a discretionary match equal to 100% of the first 3% and 50% of the next 2% was made to participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock.  An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit-sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit-sharing contribution for the years end December 31, 2025, 2024 and 2023.

The total expense relating to the 401(k) Plan was approximately $2.7 million in 2025, $2.3 million in 2024 and $2.2 million in 2023.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives and Directors

The Company sponsors a deferred compensation plan, which is a means by which certain executives and directors may voluntarily defer a portion of their salary, bonus and directors fees, as applicable.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement of $9.3 million and $8.0 million as of December 31, 2025 and 2024, respectively, are included in other liabilities.

Note 22: Segment Information

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Old Second Bancorp, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

Basis for Opinions

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) at December 31, 2025, includes a reserve on collectively evaluated loans. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the length of the reasonable and supportable forecast period, (ii) the estimated remaining life of each segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the financial statements.

Significant judgment was required by management in the selection and application of subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL on collectively evaluated loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:

●	We tested the design and operating effectiveness of management’s controls over key assumptions and judgments, the estimation model for loan portfolios, and management’s determination of qualitative adjustments.
●	We tested management’s process for determining reserves on collectively evaluated loans including:
o	Evaluation of the appropriateness of management’s methodology.
o	Testing the completeness and accuracy of data utilized by management.
o	Evaluation of the relevance and reliability of information used by management in the development of the estimate.
o	Evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether assumptions used were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

Valuation of the Acquired Loan Portfolio – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

During 2025 the Company acquired Bancorp Financial, Inc. In connection with the acquisition, management estimated the fair value of acquired loans based on a discounted cash flow methodology that involves assumptions about credit risk, prepayments, discount rates, and either expected lifetime losses or credit risk and losses at default.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimate of the fair value of acquired loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation of the acquired loan portfolio included, but was not limited to, the following:

●	We tested the design and operating effectiveness of controls including management’s review of the fair value calculations performed by a third-party valuation specialist, completeness and accuracy of data, and reasonableness of key assumptions and inputs used in the estimate.
●	We tested management’s process for estimating the fair value of acquired loans including:
o	Evaluation of the competence and objectivity of specialists engaged by management to assist in the valuation of acquired loans.
o	Involvement of valuation specialists to assist us in testing the reasonableness and application of management’s methodology and significant assumptions used in the estimate.
o	Evaluation of the completeness and accuracy of data used in the estimate.
o	Evaluation of the relevance and reliability of information used in the development of the estimate.
o	Evaluation of the reasonableness of significant assumptions used in the estimate, including comparison to third party market sources, where available.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

February 26, 2026

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Item 9B.  Other Information

Trading Plans

During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025, on form DEF 14A (the “Proxy Statement”), under the following captions:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2025, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	812,179	$16.31	1,310,160
Equity compensation plans not approved by security holders	-	-	-
Total	812,179	$16.31	1,310,160

1 Reflects the outstanding awards and the total remaining share reserve under our 2019 Equity Incentive Plan, as Amended and Restated.

The Company incorporates by reference the information required by Item 12 regarding security ownership that is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

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
2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc. and Bancorp Financial, Inc. dated as of February 24, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 25, 2025).+

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

3.4	Amendment to Old Second Bancorp, Inc.’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 28, 2025).
3.5	Bylaws of Old Second Bancorp, Inc., as amended and restated through November 4, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 6, 2020).
4.1	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on January 17, 2014).
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

10.3*

Employment Agreement between Mr. Gary Collins and Old Second Bancorp, Inc. dated March 20, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on March 26, 2024).

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

10.17*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 6, 2025).

10.18*

Executive Employment Agreement, dated February 24, 2025, between Old Second Bancorp, Inc. and Darin Campbell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed on March 6, 2025).
21.1#	A list of all subsidiaries of the Company.
23.1#	Consent of Plante & Moran, PLLC.
24.1#	Power of Attorney (contained herein as part of the signature pages).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Old Second Bancorp, Inc. Clawback Policy dated August 15, 2023 (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on March 6, 2025).
101#

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets dated December 31, 2025, and December 31, 2024; (ii) Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023; (v) Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104#	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL and contained in Exhibit 101.

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
James L. Eccher
Chairman, President and
Chief Executive Officer

DATE: February 26, 2026

SIGNATURES (Continued)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Eccher, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, President and Chief Executive Officer, Director of Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	February 26, 2026
James L. Eccher
Executive Vice President, Chief Operating Officer and Chief Financial Officer
/s/ Bradley S. Adams	(principal financial and accounting officer)	February 26, 2026
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	February 26, 2026
Gary Collins

/s/ Darin Campbell	Executive Vice President, National Specialty Lending, Director	February 26, 2026
Darin Campbell

/s/ Edward Bonifas	Director	February 26, 2026
Edward Bonifas

/s/ Barry Finn	Director	February 26, 2026
Barry Finn

/s/ Dennis Klaeser	Director	February 26, 2026
Dennis Klaeser

/s/ Keith Kotche	Director	February 26, 2026
Keith Kotche

/s/ Billy J. Lyons	Director	February 26, 2026
Billy J. Lyons

/s/ Hugh McLean	Director	February 26, 2026
Hugh McLean

/s/ Patti Temple Rocks	Director	February 26, 2026
Patti Temple Rocks

/s/ John Williams, Jr.	Director	February 26, 2026
John Williams, Jr.

/s/ Jill E. York	Director	February 26, 2026
Jill E. York