Form 10-Q
period 2026-03-31
OLD SECOND BANCORP INC
filed 2026-05-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer☒Accelerated filer☐

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

Yes ☐        No ☒

As of May 5, 2026, the Registrant has 51,432,372 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second” or the “Company”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements are based on our current beliefs, expectations, assumptions, and on information currently available and may be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “forecasts,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future.  Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	risks associated with data privacy laws and regulations;
●	risks associated with the development and use of artificial intelligence (“AI”);
●	adverse effects of cyberattacks or failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	changes in political and economic conditions, including potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the war in Iran, and the conflict between China and Taiwan, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
●	changes in trade policy and any related tariffs; and

●	each of the factors and risks under the heading “Risk Factors” in our 2025 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$48,100	$51,665
Interest earning deposits with financial institutions	67,627	72,360
Cash and cash equivalents	115,727	124,025
Securities available-for-sale, at fair value	1,115,443	1,090,523
Federal Home Loan Bank Chicago (“FHLBC”) and Federal Reserve Bank Chicago (“FRBC”) stock	31,350	32,025
Loans held-for-sale	4,344	3,645
Loans	5,185,237	5,252,131
Less: allowance for credit losses on loans	72,126	72,301
Net loans	5,113,111	5,179,830
Premises and equipment, net	85,634	86,645
Other real estate owned, net	632	1,427
Mortgage servicing rights, at fair value	9,579	9,459
Goodwill	129,196	129,196
Core deposit intangible ("CDI")	22,516	23,692
Bank-owned life insurance (“BOLI”)	131,563	130,481
Deferred tax assets, net	31,321	31,276
Other assets	58,805	60,451
Total assets	$6,849,221	$6,902,675

Liabilities
Deposits:
Noninterest bearing demand	$1,755,548	$1,739,117
Interest bearing:
Savings, NOW, and money market	2,795,038	2,745,540
Time	1,014,413	1,111,412
Total deposits	5,564,999	5,596,069
Securities sold under repurchase agreements	23,130	23,769
Other short-term borrowings	200,000	215,000
Junior subordinated debentures	25,774	25,774
Subordinated debentures	59,574	59,552
Notes payable and other borrowings	14,837	14,825
Other liabilities	67,610	70,918
Total liabilities	5,955,924	6,005,907

Stockholders’ Equity
Common stock	53,015	53,015
Additional paid-in capital	338,418	341,451
Retained earnings	559,129	537,231
Accumulated other comprehensive loss, net	(31,095)	(28,738)
Treasury stock	(26,170)	(6,191)
Total stockholders’ equity	893,297	896,768
Total liabilities and stockholders’ equity	$6,849,221	$6,902,675

	March 31, 2026	December 31, 2025
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	120,000,000
Shares issued	53,015,496	53,015,496
Shares outstanding	51,665,659	52,669,224
Treasury shares	1,349,837	346,272

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2026	2025
Interest and dividend income
Loans, including fees	$87,138	$61,595
Loans held-for-sale	43	22
Securities:
Taxable	8,949	9,227
Tax exempt	1,155	1,260
Dividends from FHLBC and FRBC stock	512	473
Interest bearing deposits with financial institutions	549	988
Total interest and dividend income	98,346	73,565
Interest expense
Savings, NOW, and money market deposits	7,147	4,913
Time deposits	7,217	4,829
Securities sold under repurchase agreements	50	68
Other short-term borrowings	1,791	17
Junior subordinated debentures	296	288
Subordinated debentures	546	546
Notes payable and other borrowings	155	-
Total interest expense	17,202	10,661
Net interest and dividend income	81,144	62,904
Provision for credit losses	9,500	2,400
Net interest and dividend income after provision for credit losses	71,644	60,504
Noninterest income
Wealth management	3,383	3,089
Service charges on deposits	3,126	2,976
Secondary mortgage fees	121	73
Mortgage servicing rights mark to market loss	(152)	(570)
Mortgage servicing income	497	480
Net gain on sales of mortgage loans	555	464
Change in cash surrender value of BOLI	1,082	498
Card related income	2,354	2,241
Other income	1,664	950
Total noninterest income	12,630	10,201
Noninterest expense
Salaries and employee benefits	29,673	26,993
Occupancy, furniture and equipment	5,371	4,548
Computer and data processing	3,375	2,348
FDIC insurance	759	628
Net teller & bill paying	716	658
General bank insurance	353	330
Amortization of core deposit intangible	1,176	1,037
Advertising and marketing expense	551	229
Card related expense	1,519	1,380
Professional fees	1,299	1,095
Consumer credit expense	1,522	25
Other real estate expense, net	(186)	1,873
Other expense	4,082	3,361
Total noninterest expense	50,210	44,505
Income before income taxes	34,064	26,200
Provision for income taxes	8,479	6,370
Net income	$25,585	$19,830

Basic earnings per share	$0.49	$0.44
Diluted earnings per share	0.48	0.43
Dividends declared per share	0.07	0.06

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2026	2025
Net Income	$25,585	$19,830

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(3,287)	8,931
Related tax benefit (expense)	920	(2,501)
Holding (losses) gains, after tax, on available-for-sale securities	(2,367)	6,430

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains (losses)	-	-
Related tax (expense) benefit	-	-
Net realized gains (losses) after tax	-	-
Other comprehensive (loss) income on available-for-sale securities	(2,367)	6,430

Changes in fair value of derivatives used for cash flow hedges	12	(85)
Related tax (expense) benefit	(2)	24
Other comprehensive income (loss) on cash flow hedges	10	(61)

Total other comprehensive (loss) income	(2,357)	6,369
Total comprehensive income	$23,228	$26,199

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for -Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income (loss), net of tax	6,430	(61)	6,369
Balance, March 31, 2025	$(42,982)	$1,603	$(41,379)

Balance, January 1, 2026	$(31,010)	$2,272	$(28,738)
Other comprehensive (loss) income, net of tax	(2,367)	10	(2,357)
Balance, March 31, 2026	$(33,377)	$2,282	$(31,095)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$25,585	$19,830
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	475	457
Provision for credit losses	9,500	2,400
Originations of loans held-for-sale	(22,950)	(14,371)
Proceeds from sales of loans held-for-sale	22,525	12,115
Net gains on sales of mortgage loans	(555)	(464)
Mortgage servicing rights mark to market loss	152	570
Net accretion of purchase accounting adjustments and other discounts on loans	(175)	(179)
Net change in cash surrender value of BOLI	(1,082)	(498)
Net (gains) losses on sale of other real estate owned	(98)	236
Provision for other real estate owned valuation losses	-	454
Depreciation of fixed assets and amortization of leasehold improvements	1,698	1,408
Change in operating lease right-of-use asset	(512)	261
Amortization of core deposit intangibles	1,176	1,037
Change in current income taxes	7,114	5,797
Deferred tax expense	871	2,935
Change in accrued interest receivable and other assets	2,187	1,171
Accretion of purchase accounting adjustment on time deposits	(25)	(274)
Change in accrued interest payable and other liabilities	(10,991)	(15,989)
Change in operating lease payable	602	(441)
Stock based compensation	1,442	1,383
Net cash provided by operating activities	36,939	17,838
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	78,204	106,329
Purchases of securities available-for-sale	(106,886)	(82,875)
Net redemptions of FHLBC/FRBC stock	675	-
Net change in loans	56,762	36,815
Proceeds from sales of other real estate owned, net of participations	1,525	18,049
Proceeds from disposition of premises and equipment	76	-
Net purchases of premises and equipment	(769)	(1,609)
Cash received from acquisition, net	-	28
Net cash provided by investing activities	29,587	76,737
Cash flows from financing activities
Net change in deposits	(31,045)	84,334
Net change in securities sold under repurchase agreements	(639)	2,007
Net change in other short-term borrowings	(15,000)	(20,000)
Dividends paid on common stock	(3,686)	(2,694)
Purchase of treasury stock	(24,454)	(1,430)
Net cash (used in) provided by financing activities	(74,824)	62,217
Net change in cash and cash equivalents	(8,298)	156,792
Cash and cash equivalents at beginning of period	124,025	99,329
Cash and cash equivalents at end of period	$115,727	$256,121

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
	Number of		Additional		Other		Total
(unaudited)	Common Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, January 1, 2025	44,873,467	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income				19,830			19,830
Other comprehensive income, net of tax					6,369		6,369
Dividends declared on common stock, ($0.06 per share)				(2,695)			(2,695)
Vesting of restricted stock	252,615	186	(1,385)			1,199	-
Stock based compensation			1,383				1,383
Purchase of treasury stock from taxes withheld on stock awards	(78,931)					(1,430)	(1,430)
Balance, March 31, 2025	45,047,151	$45,094	$205,282	$486,300	$(41,379)	$(806)	$694,491

Balance, January 1, 2026	52,669,224	$53,015	$341,451	$537,231	$(28,738)	$(6,191)	$896,768
Net income				25,585			25,585
Other comprehensive loss, net of tax					(2,357)		(2,357)
Dividends declared on common stock, ($0.07 per share)				(3,687)			(3,687)
Vesting of restricted stock	239,652		(4,475)			4,475	-
Stock based compensation			1,442				1,442
Purchase of treasury stock from taxes withheld on stock awards	(67,358)					(1,368)	(1,368)
Purchase of treasury stock from stock repurchase program	(1,175,859)					(23,086)	(23,086)
Balance, March 31, 2026	51,665,659	$53,015	$338,418	$559,129	$(31,095)	$(26,170)	$893,297

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2025-03 – On May 12, 2025, the FASB issued ASU 2025-03 “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity adopts ASU No. 2025-03 in an interim reporting period, it should adopt it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. An entity should apply ASU 2025-03 on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application of ASU 2025-03. ASU 2025-03 is not expected to have a material impact on the financial statements of the Company.

ASU 2025-08 – On November 12, 2025, the FASB issued ASU 2025-08 “'Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” This ASU expands the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. ASU 2025-08 is effective for interim and annual periods in fiscal years beginning after December 15, 2026, and is applied prospectively. Early adoption is permitted.

Old Second has elected not to early adopt ASU 2025-08 at this time. When adopted, the standard will be adopted prospectively; thus, the accounting for previously completed business combinations will not be impacted. However, adopting this accounting standard is anticipated to have a material impact on the accounting for purchased loans on any business combination completed after adoption.

ASU 2025-11 – On December 8, 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”: This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU: i) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; ii) create a comprehensive list in FASB ASC Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; iii) incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and iv) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. ASU 2025-11 is not expected to have a material impact on the financial statements of the Company.

ASU 2025-12 – On December 17, 2025, the FASB issued ASU 2025-12 “Codification Improvements”: The amendments in this ASU update the FASB ASC for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. ASU 2025-12 is not expected to have a material impact on the financial statements of the Company.

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the first quarter of 2026, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

Redemption of Debt

On April 15, 2026, we redeemed $30.0 million of the total $60.0 million subordinated debt held, which was the same date this debt changed from a 3.50% fixed rate to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 273 basis points, payable quarterly in arrears.

Dividends

On April 21, 2026, our Board of Directors declared a cash dividend of $0.07 per share of common stock payable on May 11, 2026, to stockholders of record as of May 1, 2026; dividends of $3.6 million will be paid to stockholders on May 11, 2026.

Note 2 – Acquisition

Completed Acquisitions

Bancorp Financial

On July 1, 2025, the Company completed its acquisition of Bancorp Financial and its wholly-owned subsidiary, Evergreen Bank Group, based in Oakbrook, Illinois, with operations throughout our existing market footprint as well as a loan production office in Reno, Nevada.  This acquisition brought increased scale and new markets to the Company, and provided new product offerings and line of business opportunities.  At closing, the Company acquired $1.43 billion of assets, $1.20 billion of loans, $119.1 million of securities, and $1.23 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of Bancorp Financial common stock was exchanged for 2.5814 shares of the Company’s common stock, plus $15.93 of cash. This resulted in merger consideration of $189.4 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 7.9 million shares of the Company’s common stock and $48.9 million of cash.  Goodwill of $36.0 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

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

The following table provides the purchase price allocation as of the July 1, 2025 acquisition of Bancorp Financial for the assets acquired and liabilities assumed at their estimated fair values as of the purchase date, as recorded by the Company:

Bancorp Financial Transaction Summary
As of Date of Transaction

July 1, 2025
Assets
Cash and due from banks	$59,385
Securities available-for-sale and held-to-maturity, at fair value	119,117
FHLBC stock	1,958
Loans, net of purchase accounting adjustments	1,195,739
Premises and equipment	2,513
Core deposit intangible	6,206
Bank-owned life insurance ("BOLI")	13,916
Deferred tax assets	13,642
Other assets	14,764
Total assets	$1,427,240

Liabilities
Noninterest bearing demand	$73,744
Interest bearing deposits	1,158,778
Total deposits	1,232,522
Short-term borrowings	15,500
Long-term debt	14,800
Deferred tax liabilities	-
Other liabilities	10,978
Total liabilities	1,273,800

Cash consideration paid	48,884
Stock issued for acquisition	140,520
Total consideration	189,404
Total liabilities assumed and cash consideration received for transaction	$1,463,204
Goodwill	$35,964

Expenses related to the Bancorp Financial acquisition totaled $349,000 and $278,000 for the quarters ended March 31, 2026 and 2025, respectively. The expenses related to the acquisition are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income.

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

Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock are considered non-marketable equity investments. FHLBC stock was recorded at $10.6 million as of March 31, 2026, and $11.3 million as of December 31, 2025. FRBC stock was recorded at $20.7 million at March 31, 2026 and December 31, 2025. Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following tables summarize the amortized cost and fair value of the securities portfolio at March 31, 2026, and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$164,232	$754	$-	$164,986
U.S. government agencies	68,949	-	(324)	68,625
U.S. government agencies mortgage-backed	92,318	21	(7,129)	85,210
States and political subdivisions	211,216	269	(8,141)	203,344
Collateralized mortgage obligations	394,111	705	(31,485)	363,331
Asset-backed securities	45,318	469	(1,282)	44,505
Collateralized loan obligations	184,941	24	(254)	184,711
Equity securities	714	17	-	731
Total securities available-for-sale	$1,161,799	$2,259	$(48,615)	$1,115,443

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$164,296	$1,564	$-	$165,860
U.S. government agencies	29,421	-	(245)	29,176
U.S. government agencies mortgage-backed	95,899	-	(7,119)	88,780
States and political subdivisions	213,366	450	(7,441)	206,375
Collateralized mortgage obligations	388,774	1,102	(30,571)	359,305
Asset-backed securities	46,600	423	(1,207)	45,816
Collateralized loan obligations	194,552	151	(239)	194,464
Equity securities	684	63	-	747
Total securities available-for-sale	$1,133,592	$3,753	$(46,822)	$1,090,523

1 Excludes accrued interest receivable of $6.4 million at March 31, 2026, and $6.9 million at December 31, 2025, that is recorded in other assets on the Consolidated Balance Sheets.

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2026, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$102,882	4.00%	$103,058
Due after one year through five years	122,963	3.91	122,569
Due after five years through ten years	142,578	3.52	138,495
Due after ten years	75,974	3.14	72,833
	444,397	3.67	436,955
Mortgage-backed and collateralized mortgage obligations	486,429	2.81	448,541
Asset-backed securities	45,318	3.64	44,505
Collateralized loan obligations	184,941	5.21	184,711
Equity securities	714	-	731
Total securities available-for-sale	$1,161,799	3.55%	$1,115,443

At March 31, 2026, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at March 31, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2026	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	1	$171	$39,516	7	$153	$29,109	8	$324	$68,625
U.S. government agencies mortgage-backed	-	-	-	126	7,129	74,618	126	7,129	74,618
States and political subdivisions	19	180	52,366	19	7,961	74,514	38	8,141	126,880
Collateralized mortgage obligations	9	85	31,813	127	31,400	276,485	136	31,485	308,298
Asset-backed securities	5	168	11,090	9	1,114	22,924	14	1,282	34,014
Collateralized loan obligations	15	219	113,078	2	35	9,976	17	254	123,054
Total securities available-for-sale	49	$823	$247,863	290	$47,792	$487,626	339	$48,615	$735,489

	Less than 12 months			12 months or more
December 31, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	7	$245	$29,176	7	$245	$29,176
U.S. government agencies mortgage-backed	1	36	10,572	126	7,083	78,208	127	7,119	88,780
States and political subdivisions	1	4	5,046	29	7,437	104,483	30	7,441	109,529
Collateralized mortgage obligations	5	19	6,287	130	30,552	288,228	135	30,571	294,515
Asset-backed securities	7	139	14,927	7	1,068	20,164	14	1,207	35,091
Collateralized loan obligations	12	239	87,299	-	-	-	12	239	87,299
Total securities available-for-sale	26	$437	$124,131	299	$46,385	$520,259	325	$46,822	$644,390

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

There were no securities sold for the three months ended March 31, 2026 or 2025, respectively.

As of March 31, 2026, securities valued at $652.7 million were pledged for borrowings and for other purposes, a decrease from $679.5 million of securities pledged at year end 2025.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major classifications of loans were as follows:

	March 31, 2026	December 31, 2025
Commercial	$845,278	$842,130
Leases	539,116	548,256
Commercial real estate – investor	1,169,318	1,212,384
Commercial real estate – owner occupied	702,986	706,567
Construction	143,563	173,630
Residential real estate – investor	69,763	70,225
Residential real estate – owner occupied	239,711	230,432
Multifamily	357,131	339,131
HELOC	235,637	235,293
Powersport	674,116	696,959
Other [1]	208,618	197,124
Total loans	5,185,237	5,252,131
Allowance for credit losses on loans	(72,126)	(72,301)
Net loans [2]	$5,113,111	$5,179,830

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $23.2 million and $23.5 million at March 31, 2026, and December 31, 2025, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 56.3% and 56.5% of the portfolio at March 31, 2026, and December 31, 2025, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three months ended March 31, 2026 and 2025:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended March 31, 2026
Commercial	$11,183	$2,754	$1,328	$30	$12,639
Leases	2,370	154	312	115	2,327
Commercial real estate – investor	21,672	3,120	3,933	14	20,873
Commercial real estate – owner occupied	4,583	344	-	5	4,932
Construction	1,527	(325)	-	-	1,202
Residential real estate – investor	759	(7)	-	2	754
Residential real estate – owner occupied	1,879	67	-	7	1,953
Multifamily	1,493	115	-	-	1,608
HELOC	3,628	(17)	2	8	3,617
Powersport	17,449	3,362	4,661	767	16,917
Other	5,758	34	557	69	5,304
Total	$72,301	$9,601	$10,793	$1,017	$72,126

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended March 31, 2025
Commercial	$7,813	$3,448	$3,446	$32	$7,847
Leases	2,136	148	107	14	2,191
Commercial real estate – investor	14,528	1,094	-	14	15,636
Commercial real estate – owner occupied	10,036	(2,730)	47	8	7,267
Construction	3,581	(91)	821	-	2,669
Residential real estate – investor	553	7	-	2	562
Residential real estate – owner occupied	1,509	301	-	30	1,840
Multifamily	1,876	(23)	-	-	1,853
HELOC	1,578	88	-	12	1,678
Powersport	-	-	-	-	-
Other	9	43	108	64	8
Total	$43,619	$2,285	$4,529	$176	$41,551

1 Amount does not include the provision for unfunded commitment liability.

At March 31, 2026, our allowance for credit losses (“ACL”) on loans totaled $72.1 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. During the first three months of 2026, we recorded net provision for credit losses on loans and unfunded commitments of $9.5 million. The provision was mostly driven by increased commercial and commercial real estate charge offs, and a downgrade of one commercial relationship. Charge offs for the period ending March 31, 2026 were largely comprised of a $3.9 million charge off in commercial real estate-investor on a downtown Chicago office building that now cashflows after the restructuring; a commercial charge off of $1.3 million in the warehouse and distribution business; and higher than normal powersport net charge offs totaling $3.9 million due to continued softness in the consumer lending as seen in the broader economy. The ACL on loans excludes an allowance for unfunded commitments of $2.0 million as of March 31, 2026, $2.1 million as of December 31, 2025, and $2.0 million as of March 31, 2025, which is recorded within other liabilities on the Consolidated Balance Sheets.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-value ratios. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $64.7 million and $40.9 million of collateral dependent loans secured by real estate or business assets as of March 31, 2026, and December 31, 2025, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by classification of loans as of March 31, 2026, and December 31, 2025:

		Accounts				ACL
March 31, 2026	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$12,507	$3,402	$16,500	$32,409	$5,348
Leases	-	-	-	-	-	-
Commercial real estate – investor	11,210	-	-	-	11,210	5,547
Commercial real estate – owner occupied	17,939	-	-	-	17,939	315
Construction	1,469	-	-	-	1,469	-
Residential real estate – investor	152	-	-	-	152	-
Residential real estate – owner occupied	721	-	-	-	721	-
Multifamily	783	-	-	-	783	-
HELOC	-	-	-	-	-	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$32,274	$12,507	$3,402	$16,500	$64,683	$11,210

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$5,960	$2,055	$-	$8,015	$762
Leases	-	-	-	-	-	-
Commercial real estate – investor	11,345	-	-	-	11,345	5,682
Commercial real estate – owner occupied	19,809	-	-	-	19,809	-
Construction	-	-	-	-	-	-
Residential real estate – investor	26	-	-	-	26	-
Residential real estate – owner occupied	844	-	-	-	844	-
Multifamily	782	-	-	-	782	-
HELOC	53	-	-	-	53	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$32,859	$5,960	$2,055	$-	$40,874	$6,444

An aged analysis of past due loans by classification of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
March 31, 2026	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$6,512	-	4,053	10,565	834,713	$845,278	$581
Leases	1,976	391	1,910	4,277	534,839	539,116	348
Commercial real estate – investor	29,415	1,750	5,182	36,347	1,132,971	1,169,318	5,182
Commercial real estate – owner occupied	1,222	784	20,122	22,128	680,858	702,986	3,578
Construction	-	-	2,086	2,086	141,477	143,563	-
Residential real estate – investor	198	356	152	706	69,057	69,763	-
Residential real estate – owner occupied	2,359	194	617	3,170	236,541	239,711	90
Multifamily	311	-	1,072	1,383	355,748	357,131	-
HELOC	1,610	851	589	3,050	232,587	235,637	60
Powersport	11,497	3,484	2,363	17,344	656,772	674,116	2,190
Other	659	135	1,112	1,906	206,712	208,618	839
Total	$55,759	$7,945	$39,258	$102,962	$5,082,275	$5,185,237	$12,868

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$565	-	4,746	5,311	836,819	$842,130	$1,241
Leases	2,116	595	1,677	4,388	543,868	548,256	471
Commercial real estate – investor	10,604	89	-	10,693	1,201,691	1,212,384	-
Commercial real estate – owner occupied	7,176	819	11,389	19,384	687,183	706,567	250
Construction	1,546	1,349	635	3,530	170,100	173,630	-
Residential real estate – investor	120	699	152	971	69,254	70,225	-
Residential real estate – owner occupied	7,983	562	757	9,302	221,130	230,432	141
Multifamily	404	313	1,070	1,787	337,344	339,131	-
HELOC	5,219	441	451	6,111	229,182	235,293	-
Powersport	13,796	4,860	2,778	21,434	675,525	696,959	2,710
Other	1,873	702	217	2,792	194,332	197,124	66
Total	$51,402	$10,429	$23,872	$85,703	$5,166,428	$5,252,131	$4,879

The table presents all nonaccrual loans as of March 31, 2026, and December 31, 2025:

Nonaccrual loan detail	March 31, 2026	With no ACL	December 31, 2025	With no ACL
Commercial	$21,946	$14,446	$8,520	$5,520
Leases	2,604	2,604	2,428	2,428
Commercial real estate – investor	11,241	31	11,377	32
Commercial real estate – owner occupied	18,690	4,799	19,493	19,493
Construction	2,086	2,086	737	737
Residential real estate – investor	669	669	681	681
Residential real estate – owner occupied	1,826	1,826	1,711	1,711
Multifamily	1,489	1,489	1,494	1,494
HELOC	1,543	1,543	1,222	1,222
Powersport	204	204	68	68
Other	338	338	221	221
Total	$62,636	$30,035	$47,952	$33,607

The Company recognized $4,000 of interest on nonaccrual loans during the three months ended March 31, 2026, and $39,000 of interest on nonaccrual loans during the three months ended March 31, 2025, respectively.

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

For residential owner-occupied, HELOC, powersport, and the other loan portfolios, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are those that are either 90 days or more past due and accruing or are on nonaccrual, and all other loans not meeting this criteria are considered performing.

Credit quality indicators by loan classification and contractual loan origination date at March 31, 2026, were as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$54,297	$250,771	$144,913	$90,559	$20,994	$16,475	$202,190	$-	$780,199
Special Mention	-	-	3,240	-	173	-	11,026	-	14,439
Substandard	-	206	12,869	2,166	3,402	189	27,308	-	46,140
Doubtful	-	-	4,500	-	-	-	-	-	4,500
Total commercial	54,297	250,977	165,522	92,725	24,569	16,664	240,524	-	845,278

Leases
Pass	46,629	231,261	$155,167	71,663	22,207	8,915	-	-	535,842
Special Mention	-	-	-	347	233	90	-	-	670
Substandard	-	-	420	850	1,334	-	-	-	2,604
Total leases	46,629	231,261	155,587	72,860	23,774	9,005	-	-	539,116

Commercial real estate – investor
Pass	27,246	278,723	185,373	117,511	252,926	267,194	6,636	-	1,135,609
Special Mention	-	448	7,176	-	1,148	9,978	-	-	18,750
Substandard	-	-	9,553	1,676	1,677	1,964	89	-	14,959
Total commercial real estate – investor	27,246	279,171	202,102	119,187	255,751	279,136	6,725	-	1,169,318

Commercial real estate – owner occupied
Pass	27,254	201,845	80,958	59,790	78,693	177,985	9,490	-	636,015
Special Mention	-	-	-	1,418	3,203	1,756	-	-	6,377
Substandard	-	2,109	5,511	21,130	6,833	24,262	-	749	60,594
Total commercial real estate – owner occupied	27,254	203,954	86,469	82,338	88,729	204,003	9,490	749	702,986

Credit quality indicators by loan classification and contractual loan origination date at March 31, 2026, continued:
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Construction
Pass	1,005	65,952	35,787	1,859	24,846	1,131	-	-	130,580
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	102	1,936	875	9,731	339	-	-	12,983
Total construction	1,005	66,054	37,723	2,734	34,577	1,470	-	-	143,563

Residential real estate – investor
Pass	2,114	11,900	5,407	3,022	15,005	26,702	4,601	-	68,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,012	-	-	1,012
Total residential real estate – investor	2,114	11,900	5,407	3,022	15,005	27,714	4,601	-	69,763

Residential real estate – owner occupied
Pass	11,329	43,354	10,676	24,848	35,061	111,349	1,208	-	237,825
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	147	337	1,402	-	-	1,886
Total residential real estate – owner occupied	11,329	43,354	10,676	24,995	35,398	112,751	1,208	-	239,711

Multifamily
Pass	5,747	57,219	19,792	79,042	96,040	96,527	1,275	-	355,642
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	124	889	476	-	-	1,489
Total multifamily	5,747	57,219	19,792	79,166	96,929	97,003	1,275	-	357,131

HELOC
Pass	1,068	2,810	2,117	1,658	1,541	4,605	220,006	-	233,805
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	248	1,584	-	1,832
Total HELOC	1,068	2,810	2,117	1,658	1,541	4,853	221,590	-	235,637

Powersport
Pass	73,258	288,187	154,278	96,362	46,199	15,628	-	-	673,912
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	20	105	45	9	25	-	-	204
Total Powersport	73,258	288,207	154,383	96,407	46,208	15,653	-	-	674,116

Other
Pass	27,171	75,836	26,477	17,500	46,381	7,872	7,012	-	208,249
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	141	198	30	-	-	369
Total other	27,171	75,836	26,477	17,641	46,579	7,902	7,012	-	208,618

Total loans
Pass	277,118	1,507,858	820,945	563,814	639,893	734,383	452,418	-	4,996,429
Special Mention	-	448	10,416	1,765	4,757	11,824	11,026	-	40,236
Substandard	-	2,437	30,394	27,154	24,410	29,947	28,981	749	144,072
Doubtful	-	-	4,500	-	-	-	-	-	4,500
Total loans	$277,118	$1,510,743	$866,255	$592,733	$669,060	$776,154	$492,425	$749	$5,185,237

Credit quality indicators by loan classification and loan origination date at December 31, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$275,155	$161,529	$94,487	$22,843	$8,699	$9,730	$214,846	$125	$787,414
Special Mention	-	-	-	212	-	-	2,917	-	3,129
Substandard	231	926	19,241	3,611	291	-	27,287	-	51,587
Total commercial	275,386	162,455	113,728	26,666	8,990	9,730	245,050	125	842,130

Leases
Pass	247,515	172,825	$84,533	27,993	10,164	2,038	-	-	545,068
Special Mention	-	-	374	263	123	-	-	-	760
Substandard	-	214	469	1,745	-	-	-	-	2,428
Total leases	247,515	173,039	85,376	30,001	10,287	2,038	-	-	548,256

Commercial real estate – investor
Pass	296,219	217,761	120,630	255,701	199,993	99,144	6,371	-	1,195,819
Special Mention	82	-	-	-	41	2,197	-	-	2,320
Substandard	-	9,703	1,677	1,690	-	1,175	-	-	14,245
Total commercial real estate – investor	296,301	227,464	122,307	257,391	200,034	102,516	6,371	-	1,212,384

Commercial real estate – owner occupied
Pass	193,988	76,480	67,749	76,670	106,107	103,545	10,309	-	634,848
Special Mention	-	-	161	3,542	2,153	1,782	-	-	7,638
Substandard	58	-	20,929	8,996	20,252	13,846	-	-	64,081
Total commercial real estate – owner occupied	194,046	76,480	88,839	89,208	128,512	119,173	10,309	-	706,567

Construction
Pass	53,522	48,906	31,121	27,500	332	828	-	-	162,209
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	102	-	1,454	9,526	-	339	-	-	11,421
Total construction	53,624	48,906	32,575	37,026	332	1,167	-	-	173,630

Residential real estate – investor
Pass	13,993	5,729	3,677	15,256	15,288	10,743	4,397	-	69,083
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	461	681	-	-	1,142
Total residential real estate – investor	13,993	5,729	3,677	15,256	15,749	11,424	4,397	-	70,225

Residential real estate – owner occupied
Pass	42,941	11,580	25,594	35,826	30,264	81,123	1,207	-	228,535
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	151	202	142	1,402	-	-	1,897
Total residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

Multifamily
Pass	56,753	20,133	50,464	96,747	70,496	40,926	2,118	-	337,637
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	124	892	313	165	-	-	1,494
Total multifamily	56,753	20,133	50,588	97,639	70,809	41,091	2,118	-	339,131

HELOC
Pass	2,888	2,192	1,700	1,646	278	4,480	220,643	-	233,827
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	240	1,226	-	1,466
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Pass	323,072	180,099	114,212	57,740	17,237	4,531	-	-	696,891
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	22	44	-	-	2	-	-	68
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Pass	81,405	31,889	19,599	48,615	1,729	7,282	6,335	-	196,854
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	163	74	27	6	-	-	270
Total other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total loans
Pass	1,587,451	929,123	613,766	666,537	460,587	364,370	466,226	125	5,088,185
Special Mention	82	-	535	4,017	2,317	3,979	2,917	-	13,847
Substandard	391	10,865	44,252	26,736	21,486	17,856	28,513	-	150,099
Total loans	$1,587,924	$939,988	$658,553	$697,290	$484,390	$386,205	$497,656	$125	$5,252,131

The following vintage tables present the amortized cost basis of non-risk rated loans by class and year of origination, based on the Company’s credit quality indicator for such loans as of March 31, 2026 and December 31, 2025. For these loan classes, the Company monitors credit quality based on performing and nonperforming status rather than internal risk ratings.

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$11,329	43,354	10,676	24,848	35,061	111,319	1,208	$-	$237,795
Nonperforming	-	-	-	147	337	1,432	-	-	1,916
Total Residential real estate – owner occupied	11,329	43,354	10,676	24,995	35,398	112,751	1,208	-	239,711

HELOC
Performing	1,068	2,810	2,057	1,658	1,541	4,767	220,133	-	234,034
Nonperforming	-	-	60	-	-	86	1,457	-	1,603
Total HELOC	1,068	2,810	2,117	1,658	1,541	4,853	221,590	-	235,637

Powersport
Performing	73,258	287,490	153,788	95,830	45,936	15,420	-	-	671,722
Nonperforming	-	717	595	577	272	233	-	-	2,394
Total Powersport	73,258	288,207	154,383	96,407	46,208	15,653	-	-	674,116

Other
Performing	27,171	75,836	26,465	17,499	46,346	7,872	6,252	-	207,441
Nonperforming	-	-	12	142	233	30	760	-	1,177
Total Other	27,171	75,836	26,477	17,641	46,579	7,902	7,012	-	208,618

Total non-risk rated loans
Performing	112,826	409,490	192,986	139,835	128,884	139,378	227,593	-	1,350,992
Nonperforming	-	717	667	866	842	1,781	2,217	-	7,090
Total non-risk rated loans	$112,826	410,207	193,653	140,701	129,726	141,159	229,810	-	1,358,082

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$42,941	$11,580	$25,594	$35,826	$30,264	$81,168	$1,207	$-	$228,580
Nonperforming	-	-	151	202	142	1,357	-	-	1,852
Total Residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

HELOC
Performing	2,888	2,192	1,700	1,646	278	4,499	220,868	-	234,071
Nonperforming	-	-	-			221	1,001	-	1,222
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Performing	322,369	179,391	113,725	57,266	17,026	4,404	-	-	694,181
Nonperforming	703	730	531	474	211	129	-	-	2,778
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Performing	81,405	31,889	19,596	48,615	1,730	7,267	6,335	-	196,837
Nonperforming	-	-	166	74	26	21		-	287
Total Other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total non-risk rated loans
Performing	449,603	225,052	160,615	143,353	49,298	97,338	228,410	-	1,353,669
Nonperforming	703	730	848	750	379	1,728	1,001	-	6,139
Total non-risk rated loans	$450,306	225,782	161,463	144,103	49,677	99,066	229,411	-	1,359,808

The gross charge-offs activity by loan type and year of origination for the three months ended March 31, 2026 and 2025, were as follows:

Three months ended March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial	$-	-	34	1,290	-	4	$1,328
Leases	-	-	-	-	310	2	312
Commercial real estate – investor	-	-	-	-	-	3,933	3,933
Commercial real estate – owner occupied	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	2	-	-	2
Powersport	5	1,646	1,230	880	616	284	4,661
Other	-	-	-	50	426	81	557
Total	$5	$1,646	$1,264	$2,222	$1,352	$4,304	$10,793

Three months ended March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	-	2,050	-	1,391	5	$3,446
Leases	-	-	85	22	-	-	107
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-	-	-	-	-	47	47
Construction	-	-	-	821	-	-	821
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Powersport	-	-	-	-	-	-	-
Other	-	-	5	-	-	103	108
Total	$-	$-	$2,140	$843	$1,391	$155	$4,529

The Company had $1.6 million and $379,000 in residential real estate loans in the process of foreclosure as of March 31, 2026, and December 31, 2025, respectively.

There were 15 loans modified during the three-month period ending March 31, 2026, totaling $26.8 million in aggregate, which were experiencing financial difficulty. Of the 15 loans modified in the first three months of 2026, three loans had also been modified in prior periods. There were 13 loans modified during the three-month period ending March 31, 2025, totaling $46.7 million in aggregate, which were experiencing financial difficulty.

The following tables present the amortized costs basis of loans at March 31, 2026, and March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, and March 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended March 31, 2026	Term Modification	Combination - Term, Interest Rate and Payment Modification	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$4,055	$-	$3,500	$-	$7,555	0.9%
Commercial real estate – investor	-	-	-	89	89	0.0
Commercial real estate – owner occupied	18,873	-	-	-	18,873	2.7
Construction	-	-	-	-	-	-
HELOC	153	-	-	-	153	0.1
Powersport	-	80	-	-	80	0.0
Total	$23,081	$80	$3,500	$89	$26,750	0.5%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Three months ended March 31, 2025	Term Modification	Combination - Term, Interest Rate and Payment Modification	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$312	$-	$-	$6,547	$6,859	0.9%
Commercial real estate – investor	-	-	12,331	-	12,331	1.1
Commercial real estate – owner occupied	13,102	-	-	1,167	14,269	2.1
Construction	13,212	-	-	-	13,212	6.4
HELOC	-	-	-	-	-	-
Powersport	-	-	-	-	-	-
Total	$26,626	$-	$12,331	$7,714	$46,671	1.2%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of March 31, 2026, and March 31, 2025.

March 31, 2026	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$3,500	$-	$3,000	$6,500	$10,525	$17,025
Commercial real estate – investor	11,210	-	89	11,299	31	11,330
Commercial real estate – owner occupied	-	56	15,217	15,273	22,369	37,642
Construction	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	238	238
Powersport	16	-	20	36	110	146
Other	-	-	-	-	23	23
Total	$14,726	$56	$18,326	$33,108	$33,296	$66,404

March 31, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$9,950	$9,950
Commercial real estate – investor	-	-	-	-	12,331	12,331
Commercial real estate – owner occupied	-	-	-	-	17,592	17,592
Construction	-	-	-	-	13,212	13,212
Multifamily	-	-	-	-	1,191	1,191
HELOC	-	-	-	-	-	-
Powersport	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$-	$-	$-	$-	$54,276	$54,276

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and March 31, 2025. The financial impact of these modifications was immaterial.

Three months ended March 31, 2026	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.08	1.00%	-
Commercial real estate – investor	12.00	-	-
Commercial real estate – owner occupied	6.00	-	-
Construction	-	-	-
HELOC	24.00	-	-
Powersport	(0.95)	(1.64)	-
Total	5.56	0.94%	-

Three months ended March 31, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	3.00	-%	2.00
Leases	-	-	-
Commercial real estate – investor	9.00	(1.00)	-
Commercial real estate – owner occupied	3.44	-	2.00
Construction	9.00	-	-
HELOC	-	-	-
Powersport	-	-	-
Total	6.42	(1.00)%	2.00

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2026	2025
Balance at beginning of period	$1,427	$21,617
Property additions, net of participation sold	632	-
Less:
Carrying value of property disposals, net of participation sold	1,427	18,285
Period valuation adjustments	-	454
Balance at end of period	$632	$2,878

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$632	$1,862
Provision for valuation reserves	-	454
Reductions taken on sales	(632)	(1,463)
Balance at end of period	$-	$853

Expenses related to OREO, net of lease revenue, include:

	Three Months Ended
	March 31,
	2026	2025
(Gain) loss on sales, net	$(98)	$236
Provision for valuation reserves	-	454
Operating (income) expense (1)	(86)	1,913
Less:
Lease revenue	2	730
Net OREO expense	$(186)	$1,873

1 Operating income for the three months ended March 31, 2026 includes $235,000 net gain on transfer as the fair value less cost to sell on one property transfer exceeded the book value of the loan.

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2026	December 31, 2025
Noninterest bearing demand	$1,755,548	$1,739,117
Savings	1,117,316	1,121,888
NOW accounts	701,712	693,573
Money market accounts	976,010	930,079
Certificates of deposit of less than $100,000	440,553	489,879
Certificates of deposit of $100,000 through $250,000	376,868	412,655
Certificates of deposit of more than $250,000	196,992	208,878
Total deposits	$5,564,999	$5,596,069

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2026, and December 31, 2025. Junior subordinated debentures are discussed in more detail in Note 8:

	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$23,130	$23,769
Other short-term borrowings	200,000	215,000
Junior subordinated debentures[1]	25,774	25,774
Subordinated debentures	59,574	59,552
Notes payable and other borrowings[2]	14,837	14,825
Total borrowings	$323,315	$338,920

1 See Note 8: Junior Subordinated Debentures.

2 Long-term FHLBC advance, net of purchase accounting adjustment.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $23.1 million at March 31, 2026, and $23.8 million at December 31, 2025. The average amount and weighted average rate for the quarter ended March 31, 2026 was $24.8 million and 0.82% with the maximum month-end amount recorded at $27.6 million at February 28, 2026. The average amount and weighted average rate for the quarter ended December 31, 2025 was $23.5 million and 0.76% with the maximum month-end amount recorded at $23.8 million at December 31, 2025. The fair value of the pledged collateral was $73.7 million at March 31, 2026, and $74.0 million at December 31, 2025. At March 31, 2026, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. The outstanding balance of our short-term FHLBC advances was $200.0 million as of March 31, 2026, and $215.0 million as of December 31, 2025. The outstanding balance of our long-term FHLBC advances, net of purchase accounting adjustments, was $14.8 million as of March 31, 2026, and $14.8 million as of December 31, 2025. FHLBC stock held at March 31, 2026, was valued at $10.6 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.50 billion, which carried a FHLBC-calculated combined collateral value of $973.7 million. The Company had excess collateral of $757.4 million available to secure borrowings at March 31, 2026.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. As of March 31, 2026, and December 31, 2025, we had $59.6 million of subordinated debentures outstanding, net of deferred issuance cost. On April 15, 2026, the Company redeemed $30.0 million aggregate principal amount of the Notes. See Note 1 – Subsequent Events for additional information.

The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.66% for the quarter ended March 31, 2026, and 4.53% for the quarter ended March 31, 2025. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of March 31, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”); to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of March 31, 2026, 1,084,444 shares remained available for issuance under the 2019 Plan.

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

There were 293,073 and 267,805 restricted stock units issued under the 2019 Plan during the three months ended March 31, 2026, and March 31, 2025, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost, including related dividend equivalent expense, that has been recorded for the 2019 Plan was $1.5 million for the three months ended March 31, 2026, and $1.4 million for the three months ended March 31, 2025. The tax benefit recorded was $385,000 and $350,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2026, is as follows:

	March 31, 2026
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	812,179	$16.31
Granted	293,073	20.67
Vested	(239,652)	17.61
Unvested at March 31	865,600	$17.43

Total unrecognized compensation cost of restricted awards was $9.2 million as of March 31, 2026, which is expected to be recognized over a weighted-average period of 2.25 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Weighted-average common shares outstanding	52,450,306	44,967,726
Net income	$25,585	$19,830
Basic earnings per share	$0.49	$0.44

Diluted earnings per share:
Weighted-average common shares outstanding	52,450,306	44,967,726
Dilutive effect of unvested restricted awards [1]	852,766	753,379
Diluted average common shares outstanding	53,303,072	45,721,105

Net Income	$25,585	$19,830
Diluted earnings per share	$0.48	$0.43

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At March 31, 2026, the Bank exceeded those thresholds.

At March 31, 2026, the Bank’s Tier 1 capital leverage ratio was 12.09%, an increase of 60 basis points from December 31, 2025, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.88%, an increase of 66 basis points from December 31, 2025, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2026, and December 31, 2025.

The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies,” which are generally holding companies with consolidated assets of less than $3.0 billion. A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2025, under the heading “Supervision and Regulation.”

At March 31, 2026, and December 31, 2025, Old Second Bancorp, Inc. and its bank subsidiary exceeded the regulatory minimums and Old Second National Bank met the regulatory definition of “well capitalized” based on the most recent regulatory definition.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Common equity tier 1 capital to risk weighted assets
Consolidated	$775,165	13.13%	$413,264	7.00%	N/A	N/A
Old Second National Bank	814,473	13.80	413,138	7.00	$383,629	6.50%
Total capital to risk weighted assets
Consolidated	923,600	15.64	620,064	10.50	N/A	N/A
Old Second National Bank	877,909	14.88	619,492	10.50	589,993	10.00
Tier 1 capital to risk weighted assets
Consolidated	800,165	13.55	501,949	8.50	N/A	N/A
Old Second National Bank	814,473	13.80	501,668	8.50	472,158	8.00
Tier 1 capital to average assets
Consolidated	800,165	11.88	269,416	4.00	N/A	N/A
Old Second National Bank	814,473	12.09	269,470	4.00	336,837	5.00

December 31, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$774,990	12.99%	$417,624	7.00%	N/A	N/A
Old Second National Bank	785,569	13.17	417,539	7.00	$387,714	6.50%
Total capital to risk weighted assets
Consolidated	922,259	15.46	626,373	10.50	N/A	N/A
Old Second National Bank	847,838	14.22	626,041	10.50	596,229	10.00
Tier 1 capital to risk weighted assets
Consolidated	799,990	13.41	507,078	8.50	N/A	N/A
Old Second National Bank	785,569	13.17	507,011	8.50	477,187	8.00
Tier 1 capital to average assets
Consolidated	799,990	11.70	273,501	4.00	N/A	N/A
Old Second National Bank	785,569	11.49	273,479	4.00	341,849	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of March 31, 2026, the Bank had capacity to pay dividends of $85.3 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the three-month period ended March 31, 2026 and March 31, 2025.

The Company has certain assets and liabilities measured at fair value. The majority of those assets and liabilities are measured using Level 2 measurement methods. The following is a description of the techniques used to measure all assets and liabilities using Level 2 techniques at fair value as of March 31, 2026, and December 31, 2025:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.
●	Other government-sponsored agency securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Asset-backed collateralized loan obligations (“CLO”), and asset-backed securities (“ABS”) were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices for similar loans.
●	Mortgage banking derivatives, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2026 and December 31, 2025, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$164,986	$-	$-	$164,986
U.S. government agencies	-	68,625	-	68,625
U.S. government agencies mortgage-backed	-	85,210	-	85,210
States and political subdivisions	-	196,420	6,924	203,344
Collateralized mortgage obligations	-	363,331		363,331
Asset-backed securities	-	39,435	5,070	44,505
Collateralized loan obligations	-	184,711	-	184,711
Equity securities	-	731	-	731
Loans held-for-sale	-	4,344	-	4,344
Mortgage servicing rights	-	-	9,579	9,579
Interest rate derivatives [1]	-	4,000	-	4,000
Mortgage banking derivatives	-	117	-	117
Total	$164,986	$946,924	$21,573	$1,133,483

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$821	$-	$821
Total	$-	$821	$-	$821

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$165,860	$-	$-	$165,860
U.S. government agencies	-	29,176	-	29,176
U.S. government agencies mortgage-backed	-	88,780	-	88,780
States and political subdivisions	-	199,428	6,947	206,375
Collateralized mortgage obligations	-	359,305	-	359,305
Asset-backed securities	-	40,966	4,850	45,816
Collateralized loan obligations	-	194,464	-	194,464
Equity securities	-	747	-	747
Loans held-for-sale	-	3,645	-	3,645
Mortgage servicing rights	-	-	9,459	9,459
Interest rate derivatives [1]	-	4,321	-	4,321
Mortgage banking derivatives	-	31	-	31
Total	$165,860	$920,863	$21,256	$1,107,979

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,157	$-	$1,157
Total	$-	$1,157	$-	$1,157

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2026
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2026	$4,850	$6,947	$9,459
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	2
Included in other comprehensive income	7	(23)	-
Purchases, issuances, sales, and settlements
Purchases	474	-	-
Issuances	-	-	272
Settlements	(261)	-	(154)
Ending balance March 31, 2026	$5,070	$6,924	$9,579

	Three Months Ended March 31, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(488)
Included in other comprehensive income	(36)	(466)	-
Purchases, issuances, sales, and settlements
Purchases	461	-	-
Issuances	-	-	134
Settlements	(96)	(42)	(82)
Ending balance March 31, 2025	$3,583	$11,388	$9,938

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2026:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,924	Discounted Cash Flow	Discount Rate	3.7 - 3.7%	3.7%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$5,070	Discounted Cash Flow	Discount Rate	5.3 - 5.3%	5.3%

Mortgage servicing rights	$9,579	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	2.5 - 30.7%	7.7%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,947	Discounted Cash Flow	Discount Rate	3.5 - 3.6%	3.5%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,850	Discounted Cash Flow	Discount Rate	4.9 - 4.9%	4.9%

Mortgage servicing rights	$9,459	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	0.0 - 33.2%	8.2%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. The following is a description of the techniques used to measure these assets using Level 3 techniques at fair value as of March 31, 2026, and December 31, 2025:

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

For assets measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$53,473	$53,473
Other real estate owned, net[2]	-	-	632	632
Total	$-	$-	$54,105	$54,105

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, which had a carrying amount of $64.7 million and a valuation allowance of $11.2 million, resulting in an increase of specific allocations within the allowance for credit losses on loans of $4.8 million for the three months ended March 31, 2026.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $632,000 at March 31, 2026, which is the outstanding balance of $632,000. There was no valuation allowance at March 31, 2026.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$34,430	$34,430
Other real estate owned, net[2]	-	-	1,427	1,427
Total	$-	$-	$35,857	$35,857

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans and to a lesser extent the discounted cash flow, which had a carrying amount of $40.9 million and a valuation allowance of $6.4 million, resulting in a decrease of specific allocations within the allowance for credit losses on loans of $747,000 for the year December 31, 2025.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $1.4 million at December 31, 2025, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $632,000.

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

Note 13 – Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$48,100	$48,100	$48,100	$-	$-
Interest earning deposits with financial institutions	67,627	67,627	67,627	-	-
Securities available-for-sale	1,115,443	1,115,443	164,986	938,463	11,994
FHLBC and FRBC stock	31,350	31,350	-	31,350	-
Loans held-for-sale	4,344	4,344	-	4,344	-
Net loans	5,113,111	5,072,088	-	-	5,072,088
Mortgage servicing rights	9,579	9,579	-	-	9,579
Interest rate swap and rate cap agreements	3,975	3,975	-	3,975	-
Interest rate lock commitments and forward contracts	117	117	-	117	-
Interest receivable on securities and loans	29,562	29,562	-	29,562	-

Financial liabilities:
Noninterest bearing deposits	$1,755,548	$1,755,548	$1,755,548	$-	$-
Interest bearing deposits	3,809,451	3,801,984	-	3,801,984	-
Securities sold under repurchase agreements	23,130	23,130	-	23,130	-
Other short-term borrowings	200,000	200,000	-	200,000	-
Junior subordinated debentures	25,774	21,907	-	21,907	-
Subordinated debentures	59,574	57,774	-	57,774	-
Note payable and other borrowings	14,837	14,982	-	14,982	-
Interest rate swap and rate cap agreements	808	808	-	808	-
Interest payable on deposits and borrowings	5,184	5,184	-	5,184	-

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$51,665	$51,665	$51,665	$-	$-
Interest earning deposits with financial institutions	72,360	72,360	72,360	-	-
Securities available-for-sale	1,090,523	1,090,523	165,860	912,866	11,797
FHLBC and FRBC stock	32,025	32,025	-	32,025	-
Loans held-for-sale	3,645	3,645	-	3,645	-
Net loans	5,179,830	5,032,472	-	-	5,032,472
Mortgage servicing rights	9,459	9,459	-	-	9,459
Interest rate swap and rate cap agreements	4,298	4,298	-	4,298	-
Interest rate lock commitments and forward contracts	31	31	-	31	-
Interest receivable on securities and loans	30,344	30,344	-	30,344	-

Financial liabilities:
Noninterest bearing deposits	$1,739,117	$1,739,117	$1,739,117	$-	$-
Interest bearing deposits	3,856,952	3,850,530	-	3,850,530	-
Securities sold under repurchase agreements	23,769	23,769	-	23,769	-
Other short-term borrowings	215,000	215,000	-	215,000	-
Junior subordinated debentures	25,774	21,522	-	21,522	-
Subordinated debentures	59,552	57,973	-	57,973	-
Note payable and other borrowings	14,825	15,049	-	15,049	-
Interest rate swap and rate cap agreements	1,143	1,143	-	1,143	-
Interest payable on deposits and borrowings	5,451	5,451	-	5,451	-

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

There are no interest rate swaps as of March 31, 2026 and December 31, 2025, designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. All of the interest rate swap cash flow hedges on loans held in the first quarter of 2025 matured during the third quarter of 2025.

An interest rate swap with a notional amount of $25.8 million as of March 31, 2026 and December 31, 2025, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $285,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of March 31, 2026 and December 31, 2025 were $123.3 million and $125.8 million, respectively. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At March 31, 2026, the Company had $290,000 of cash collateral pledged with one correspondent financial institution and held $3.7 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2026. At December 31, 2025, the Company had $660,000 of cash collateral pledged with one correspondent financial institution and held $3.5 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2025. No investment securities were required to be pledged to any correspondent financial institution during the first three months of 2026 or during 2025. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at March 31, 2026 and December 31, 2025 was $29.2 million and $14.8 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

Fair Value of Derivative Instruments

			March 31, 2026
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,167	Other Liabilities	-
Total derivatives designated as hedging instruments				3,167		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	11	123,253	Other Assets	808	Other Liabilities	808
Interest rate lock commitments and forward contracts	66	29,220	Other Assets	117	Other Liabilities	-
Other contracts	5	62,945	Other Assets	25	Other Liabilities	13
Total derivatives not designated as hedging instruments				950		821

			December 31, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,155	Other Liabilities	-
Total derivatives designated as hedging instruments				3,155		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	12	125,808	Other Assets	1,143	Other Liabilities	1,143
Interest rate lock commitments and forward contracts	40	14,790	Other Assets	31	Other Liabilities	-
Other contracts	5	63,080	Other Assets	23	Other Liabilities	14
Total derivatives not designated as hedging instruments				1,197		1,157

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives designated as hedging instruments totaled $2.3 million as of March 31, 2026 and $1.6 million as of March 31, 2025. The amount of the gain reclassified from AOCI to net interest income on the Income Statement was $71,000 for the three months ended March 31, 2026, and the amount of the loss reclassified from AOCI was $579,000 for the three months ended March 31, 2025.

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

Credit exposure to broker/dealer counterparties is managed through agreements with each derivative counterparty that require collateralization of fair value gains owed by such counterparties. Some small degree of credit exposure exists due to timing differences between when a gain may occur and the subsequent point in time that collateral is delivered to secure that gain. This is monitored by the Company and procedures are in place to minimize this exposure. Such agreements also require the Company to collateralize counterparties in circumstances wherein the fair value of the derivatives results in loss to the Company.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer-related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2026 and December 31, 2025.

The following table is a summary of letter of credit commitments:

	March 31, 2026			December 31, 2025
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$29,114	$29,169	$118	$26,769	$26,887
Performance standby	565	6,353	6,918	512	8,666	9,178
	620	35,467	36,087	630	35,435	36,065
Non-borrower:
Performance standby	-	-	-	-	-	-
Total letters of credit	$620	$35,467	$36,087	$630	$35,435	$36,065

Unused loan commitments	$174,456	$579,377	$753,833	$174,479	$592,658	$767,137

As of March 31, 2026, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the first quarter of 2026, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.0 million. The resultant decrease in the ACL for unfunded commitments of $101,000 for the first three months of 2026 from $2.1 million as of December 31, 2025 was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, and our financial condition at March 31, 2026, compared to December 31, 2025. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and March 31, 2026 and 2025 amounts are unaudited. Certain items in prior periods have been reclassified to conform to the current presentation.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois (the “Bank”), we offer a wide range of financial services through our 55 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois. These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services. We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate. We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area. We also have extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

On July 1, 2025, we completed our previously announced acquisition of Bancorp Financial, Inc. (“Bancorp Financial”), pursuant to the agreement and plan of merger dated February 24, 2025. At the effective time of the acquisition, Bancorp Financial merged with and into the Company, with the Company continuing as the surviving corporation. Immediately following the merger, Evergreen Bank Group (“Evergreen”), an Illinois-chartered banking corporation and wholly-owned subsidiary of Bancorp Financial, merged with and into Old Second National Bank, with the Bank continuing as the surviving bank. Under the terms of the merger agreement, each share of Bancorp Financial common stock outstanding immediately prior to the effective time was converted into the right to receive 2.5814 shares of Old Second common stock and $15.93 in cash, without interest, with cash paid in lieu of any fractional shares.

As of July 1, 2025, Bancorp Financial had approximately $1.43 billion of total assets, $1.20 billion of total loans, and $1.23 billion of total deposits. The consideration paid totaled $189.4 million and consisted of 7.9 million shares of Old Second common stock and $48.9 million in cash. The systems conversion was successfully completed in October 2025.

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

As of March 31, 2026, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the first quarter of 2026 was $25.6 million, or $0.48 per diluted share, compared to $28.8 million, or $0.54 per diluted share, for the fourth quarter of 2025, and $19.8 million, or $0.43 per diluted share, for the first quarter of 2025. Net income increased compared to the prior year like quarter, primarily due to the Bancorp Financial acquisition and the resulting growth in net interest income. Variances included an increase of $24.8 million in interest and dividend income and a $2.4 million increase in noninterest income, partially offset by a $6.5 million increase in interest expense, a $7.1 million increase in provision for credit losses, a $5.7 million increase in noninterest expense, and a $2.1 million increase in provision for income taxes. Net income in the first quarter of 2026 was negatively impacted by provision for credit losses of $9.5 million, compared to $3.0 million and $2.4 million recorded in the fourth quarter of 2025 and first quarter of 2025, respectively. Adjusted net income, a non-GAAP financial measure that excludes mortgage servicing rights mark to market gains or losses, net securities gains or losses, and acquisition related costs, net of gains on branch sales, as applicable, was $26.0 million for the first quarter of 2026, compared to $30.8 million for the fourth quarter of 2025, and $20.6 million for the first quarter of 2025.

See the discussion entitled “Non-GAAP Financial Measures” on page 45, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents:

Net Income and Earnings Per Share - GAAP and Adjusted	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025

Income before income taxes (GAAP)	$34,064	$39,270	$26,200
Pre-tax income adjustments:
Securities gains, net	-	(8)	-
MSR losses	152	428	570
Acquisition related costs, net of (gains) losses on branch sales	349	2,296	454
Adjusted net income before taxes	34,565	41,986	27,224
Taxes on adjusted net income	8,604	11,208	6,619
Adjusted net income (non-GAAP)	$25,961	$30,778	$20,605

Basic earnings per share (GAAP)	$0.49	$0.55	$0.44
Diluted earnings per share (GAAP)	0.48	0.54	0.43
Adjusted basic earnings per share (non-GAAP)	0.49	0.59	0.46
Adjusted diluted earnings per share (non-GAAP)	0.49	0.58	0.45

Total average assets	6,859,164	6,960,177	5,673,092

Return on average assets (GAAP)	1.51%	1.64%	1.42%
Adjusted return on average assets (non-GAAP)	1.53	1.75	1.47

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended March 31, 2026, compared to the like period ended March 31, 2025:

●	Net interest and dividend income was $81.1 million for the first quarter of 2026, compared to $62.9 million for the first quarter of 2025. The increase in net interest and dividend income in the first quarter of 2026 was primarily driven by the acquisition of Bancorp Financial.

●	We recorded a net provision for credit losses on loans and leases of $9.5 million in the first quarter of 2026, driven by quarterly net charge-offs of $9.8 million. Partially offsetting this expense, we recorded a reversal of $101,000 in our allowance for unfunded commitments in the first quarter of 2026 based on an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. We recorded a net provision for credit losses of $2.4 million in the first quarter of 2025.

●	Noninterest income was $12.6 million for the first quarter of 2026, compared to $10.2 million for the first quarter of 2025, which is an increase of $2.4 million, or 23.8%. Contributing to the higher noninterest income was a $714,000 increase in other income as a result of powersport and other consumer fee income. Also contributing to the growth in noninterest income during the quarter, compared to the prior year like quarter, were increases in wealth management, residential mortgage banking revenue due to a decrease in MSR mark to market losses, and an increase in the cash surrender value of BOLI as a result of an increase in the market value of our insurance policies due primarily to more favorable market interest rates.

●	Noninterest expense was $50.2 million for the first quarter of 2026, compared to $44.5 million for the first quarter of 2025, an increase of $5.7 million, or 12.8%. The increase in noninterest expense in the first quarter of 2026, compared to the prior year like quarter, was primarily due to the Bancorp Financial acquisition and the corresponding growth in employees and operations, which resulted in higher salaries and employee benefits, and increases in occupancy, furniture and equipment, computer and data processing, consumer credit expense, and other expense.

●	We had a provision for income tax expense of $8.5 million for the first quarter of 2026, compared to a provision for income tax expense of $6.4 million for the first quarter of 2025. The effective tax rate for these two periods was 24.9% and 24.3%, respectively.

●	As of March 31, 2026, total loans decreased by $66.9 million compared to the year ended December 31, 2025, and increased $1.25 billion compared to March 31, 2025. The increase from the prior year like period is primarily driven by the $1.20 billion of loans acquired in our acquisition of Bancorp Financial.

●	Nonaccrual loans totaled $62.6 million as of March 31, 2026, which is an increase of $14.7 million compared to December 31, 2025, and an increase of $29.2 million compared to March 31, 2025. The increase in nonaccrual loans as of March 31, 2026, compared to December 31, 2025, was primarily due to inflows of $19.7 million on 37 loans, consisting primarily of ten commercial loans totaling $17.3 million. The inflows are partially offset by $3.1 million of paid off nonaccrual loans, and $1.7 million of reduction of principal from payments and partial charge offs. The increase in nonaccrual loans year over year is partially due to the growth in the loan portfolio due to the Bancorp Financial acquisition, as well as two larger credits which were moved to nonperforming status with partial charge-offs taken in the first quarter of 2026. Nonperforming loans as a percent of total loans was 1.5% as of March 31, 2026, compared to 1.0% as of December 31, 2025, and 0.9% as of March 31, 2025. Classified assets decreased to $150.1 million as of March 31, 2026, reflecting a decrease of $2.8 million, or 1.8%, from December 31, 2025, and an increase of $61.7 million, or 69.7%, from March 31, 2025.

Critical Accounting Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. These policies require reliance on estimates and assumptions which may prove inaccurate or are subject to variations. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2025 Annual Report Form 10-K.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest margin on a tax equivalent (“TE”) basis, adjusted net income, adjusted basic and diluted earnings per share, and our adjusted efficiency ratio. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation of our performance to investors. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These measures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Overview

Three months ended March 31, 2026 and 2025

Our income before taxes was $34.1 million in the first quarter of 2026, compared to $26.2 million in the first quarter of 2025. Net interest and dividend income increased $18.2 million, and provision for credit losses increased $7.1 million in the first quarter of 2026, compared to the like 2025 quarter. Income before taxes was also affected by a $2.4 million increase in noninterest income and a $5.7 million increase in noninterest expense. The noninterest expense increase of $5.7 million is primarily due to a $2.7 million increase in salary and employee benefits expense primarily attributable to the additional employees retained in the Bancorp Financial acquisition and higher base salary rates, an $823,000 increase in occupancy, furniture and equipment, a $1.0 million increase in computer and data processing, a $1.5 million increase in consumer credit expense, and a $721,000 increase in other expenses, which were all primarily driven by the additional operations assumed from the Bancorp Financial acquisition. Total acquisition costs of $349,000 were recorded as a result of the Bancorp Financial acquisition during the three months ended March 31, 2026. Our net income was $25.6 million, or $0.48 per diluted share, for the first quarter of 2026, compared to net income of $19.8 million, or $0.43 per diluted share, for the first quarter of 2025. The Bank remains well positioned to navigate uncertain macroeconomic conditions. We have proactively addressed interest rate risk, maintained disciplined expense management, and ensured robust daily liquidity oversight. In addition, our liquidity metrics remain solid, and our short-duration securities portfolio provides flexibility for near-term funding requirements.

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

Three months ended March 31, 2026 and 2025

Net interest and dividend income was $81.1 million in the first quarter of 2026, compared to $62.9 million in the first quarter of 2025. The $18.2 million increase was driven by a $24.8 million increase in interest and dividend income due to the acquisition of Bancorp Financial. A net increase of $6.5 million in interest expense in the first quarter of 2026 negatively impacted net interest and dividend income compared to the first quarter of 2025, driven by the higher cost deposits and increased short-term borrowing balances driven by the Bancorp Financial acquisition.

The year over year yield increase of 53 basis points on interest earning assets was primarily driven by higher loan balances and higher yielding consumer credits and related accretion on the Bancorp Financial portfolio acquired, as well as planned turnover in our securities portfolio with many older and lower yielding securities maturing and being replaced with higher yielding investments while maintaining the shorter duration portfolio composition. Average balances of loans and loans held for sale increased $1.25 billion in the first quarter of 2026 compared to the prior year like quarter, with a corresponding increase to the tax equivalent yield on the loan portfolio of 48 basis points year over year due to certain portfolios acquired from Bancorp Financial. Average balances of securities available for sale decreased $65.8 million in the first quarter of 2026 compared to the prior year like quarter, but showed an increase to the tax equivalent yield on the securities available for sale portfolio of seven basis points year over year primarily due to variable security rate resets and run-off of lower yielding investments.

The cost of interest bearing deposits increased 24 basis points for the quarter ended March 31, 2026, from 128 basis points for the quarter ended March 31, 2025. A 41-basis point increase in the cost of savings accounts drove a significant portion of the overall increase from the prior year like quarter, primarily due to the higher rate deposit accounts assumed in the Bancorp Financial acquisition. In addition, average time deposits increased $337.3 million due to the Bancorp Financial acquisition; both higher average balances and higher rates offered by Bancorp Financial resulted in a $2.4 million increase in time deposit interest expense. We will continue to control the cost of funds by monitoring market activity as well as allowing previous exception-priced deposits and the brokered CDs acquired from Bancorp Financial to runoff naturally.

The increase of $187.6 million year over year of average FHLB advances was based on daily liquidity needs due to the changes in the funding mix in part due to necessary use of cash on the Bancorp Financial acquisition and was the primary driver of the $1.8 million increase to interest expense on other short-term borrowings. The increase of $14.8 million year over year of average notes payable and other borrowings was due to the FHLB long-term putable advances assumed in the Bancorp Financial acquisition and was the reason for the $155,000 increase to interest expense on notes payable and other borrowings. Subordinated and junior subordinated debt interest expense were essentially flat over each of the periods presented.

Three months ended March 31, 2026 and December 31, 2025

The decreased yield of three basis points on interest earning assets for the three months ended March 31, 2026 as compared to the linked period was primarily driven by the decreased yield on loans coupled with lower average loan balances. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

Average balances of interest bearing deposit accounts have decreased significantly since the fourth quarter of 2025 through the first quarter of 2026, from $3.94 billion to $3.83 billion. Of the $119.2 million decrease in average interest bearing deposit account balances, time deposits accounted for $117.3 million of the decrease as exception priced deposits, mainly time deposits, and brokered deposits from the Bancorp Financial acquisition, run off. The significant time deposit average balance decrease led to the $1.4 million decrease in deposits costs, compared to the prior linked quarter, which accounted for a large majority of the $2.2 million total decrease in deposit costs. As a result, time deposits were the primary driver in the decrease in the costs of interest bearing deposits from 167 basis points for the quarter ended December 31, 2025, to 152 basis points for the quarter ended March 31, 2026.

Borrowing costs increased in the first quarter of 2026, compared to the fourth quarter of 2025. Changes in our borrowing costs are generally driven by fluctuations in balance and related rates on other short-term borrowings, which are overnight FHLB advances; these fluctuations are based on the daily liquidity needs during the period. The increase in borrowing expense over the prior linked period was primarily due to the $29.5 million increase in average balance of other short-term borrowings offset slightly by lower rates.

Our net interest margin, for both GAAP and tax equivalent (“TE”) presentations, showed noticeable growth over the prior linked quarter period and over the prior year like quarter discussed above. Our net interest margin (GAAP) increased five basis points to 5.12% for the first quarter of 2026, compared to 5.07% for the fourth quarter of 2025, and increased 27 basis points compared to 4.85% for the first quarter of 2025. Our net interest margin (TE) increased five basis points to 5.14% for the first quarter of 2026, compared to 5.09% for the fourth quarter of 2025, and increased 26 basis points compared to 4.88% for the first quarter of 2025. The increase in net interest margin for the first quarter of 2026, compared to the prior linked quarter, was driven by the reduction in the cost of interest bearing liabilities. The net interest margin increased in the first quarter of 2026, compared to the prior year like quarter, was primarily due to the Bancorp Financial acquisition and the resulting increase in loan yields which outpaced the higher cost of deposits. See the discussion entitled “Non-GAAP Financial Measures,” above, and the tables beginning on page 48 that provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(unaudited)

	Quarters Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$67,571	$549	3.30	$66,430	$598	3.57	$97,645	$988	4.10
Securities:
Taxable	969,194	8,949	3.74	979,060	9,136	3.70	1,026,233	9,227	3.65
Non-taxable (TE)[1]	146,299	1,462	4.05	150,573	1,543	4.07	155,024	1,595	4.17
Total securities(TE)[1]	1,115,493	10,411	3.79	1,129,633	10,679	3.75	1,181,257	10,822	3.72
Dividends from FHLBC and FRBC	31,540	512	6.58	30,085	390	5.14	19,441	473	9.87
Loans and loans held-for-sale[1,2]	5,207,744	87,194	6.79	5,278,643	90,969	6.84	3,959,073	61,626	6.31
Total interest earning assets	6,422,348	98,666	6.23	6,504,791	102,636	6.26	5,257,416	73,909	5.70
Cash and due from banks	48,252	-	-	52,040	-	-	52,550	-	-
Allowance for credit losses on loans	(71,869)	-	-	(73,718)	-	-	(43,543)	-	-
Other noninterest bearing assets	460,433	-	-	477,064	-	-	406,669	-	-
Total assets	$6,859,164			$6,960,177			$5,673,092

Liabilities and Stockholders' Equity
NOW accounts	$697,692	$823	0.48	$682,729	$816	0.47	$628,336	$629	0.41
Money market accounts	946,075	4,148	1.78	958,672	4,561	1.89	801,178	3,393	1.72
Savings accounts	1,118,979	2,176	0.79	1,123,208	2,529	0.89	940,894	891	0.38
Time deposits	1,062,623	7,217	2.75	1,179,966	8,665	2.91	725,314	4,829	2.70
Interest bearing deposits	3,825,369	14,364	1.52	3,944,575	16,571	1.67	3,095,722	9,742	1.28
Securities sold under repurchase agreements	24,795	50	0.82	23,464	45	0.76	34,529	68	0.80
Other short-term borrowings	189,056	1,791	3.84	159,565	1,644	4.09	1,444	17	4.77
Junior subordinated debentures	25,774	296	4.66	25,774	288	4.43	25,773	288	4.53
Subordinated debt	59,564	546	3.72	59,542	546	3.64	59,478	546	3.72
Notes payable and other borrowings	14,831	155	4.24	14,819	158	4.23	-	-	-
Total interest bearing liabilities	4,139,389	17,202	1.69	4,227,739	19,252	1.81	3,216,946	10,661	1.34
Noninterest bearing deposits	1,738,504	-	-	1,781,374	-	-	1,703,382	-	-
Other liabilities	73,284	-	-	67,078	-	-	69,186	-	-
Stockholders' equity	907,987	-	-	883,986	-	-	683,578	-	-
Total liabilities and stockholders' equity	$6,859,164			$6,960,177			$5,673,092
Net interest income (GAAP)		$81,144			$83,051			$62,904
Net interest margin (GAAP)			5.12			5.07			4.85

Net interest income (TE)[1]		$81,464			$83,384			$63,248
Net interest margin (TE)[1]			5.14			5.09			4.88
Interest bearing liabilities to earning assets	64.45%			64.99%			61.19%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” below that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2026 and 2025, respectively.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 50, and includes loan fee income of $1.9 million for the first quarter of 2026, loan fee income of $1.9 million for the fourth quarter of 2025, and loan fee income of $545,000 for the first quarter of 2025. Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures

Net interest and dividend income (TE) and net interest income (TE) to average interest earning assets are non-GAAP measures that have been adjusted on a TE basis using a marginal rate of 21% for 2026 and 2025 to compare returns more appropriately on tax-exempt loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP (TE) measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Margin	2026	2025	2025

Interest income (GAAP)	$98,346	$102,303	$73,565
Taxable-equivalent adjustment:
Loans	13	9	9
Securities	307	324	335
Interest and dividend income (TE)	98,666	102,636	73,909
Interest expense (GAAP)	17,202	19,252	10,661
Net interest income (TE)	$81,464	$83,384	$63,248
Net interest income (GAAP)	$81,144	$83,051	$62,904
Average interest earning assets	$6,422,348	$6,504,791	$5,257,416
Net interest margin (GAAP)	5.12%	5.07%	4.85%
Net interest margin (TE)	5.14%	5.09%	4.88%

Noninterest Income

Three months ended March 31, 2026 and 2025

The following table details the major components of noninterest income for the periods presented:

				March 31, 2026
Noninterest Income	Three Months Ended			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Wealth management	$3,383	$3,537	$3,089	(4.4)	9.5
Service charges on deposits	3,126	3,125	2,976	0.0	5.0
Residential mortgage banking revenue
Secondary mortgage fees	121	123	73	(1.6)	65.8
MSRs mark to market loss	(152)	(428)	(570)	64.5	(73.3)
Mortgage servicing income	497	444	480	11.9	3.5
Net gain on sales of mortgage loans	555	657	464	(15.5)	19.6
Total residential mortgage banking revenue	1,021	796	447	28.3	128.4
Securities gains, net	-	8	-	N/M	N/M
Change in cash surrender value of BOLI	1,082	834	498	29.7	117.3
Card related income	2,354	2,548	2,241	(7.6)	5.0
Other income	1,664	1,306	950	27.4	75.2
Total noninterest income	$12,630	$12,154	$10,201	3.9	23.8

N/M – Not meaningful.

Noninterest income increased $476,000, or 3.9%, in the first quarter of 2026, compared to the fourth quarter of 2025, and increased $2.4 million, or 23.8%, compared to the first quarter of 2025. The increase from the fourth quarter of 2025 was primarily driven by a $225,000 increase in residential mortgage banking revenue mainly due to a $276,000 increase in MSRs mark to market valuations, a $248,000 increase in the cash surrender value of BOLI due to changes in market interest rates, and a $358,000 increase in other income primarily driven by growth in powersport and consumer loan fees provided by the legacy Bancorp Financial loan portfolio. Partially offsetting the increases during the first quarter of 2026, compared to the fourth quarter of 2025, was a $154,000 decrease in wealth management income due to lower insurance – annuities fees, estate fees, and miscellaneous fees, and a $194,000 decrease in card related income due to a reduction in the volume of ATM activity and related fees.

The increase in noninterest income of $2.4 million in the first quarter of 2026, compared to the first quarter of 2025, is primarily due to a $294,000 increase in wealth management income from growth in advisory fees, a $150,000 increase in service charges on deposits, a $584,000 increase in the cash surrender value of BOLI due to changes in market interest rates, and a $574,000 increase in residential mortgage banking revenue mainly due to a $418,000 increase in MSRs mark to market valuations. Also contributing to the increase in noninterest income during the quarter was a $714,000 increase in other income due to powersport and consumer loan fees provided by the legacy Bancorp Financial loan portfolio.

Noninterest Expense

Three months ended March 31, 2026 and 2025

The following table details the major components of noninterest expense for the periods presented:

				March 31, 2026
Noninterest Expense	Three Months Ended			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Salaries	$21,933	$22,426	$18,804	(2.2)	16.6
Officers' incentive	1,652	3,035	2,799	(45.6)	(41.0)
Benefits and other	6,088	5,535	5,390	10.0	12.9
Total salaries and employee benefits	29,673	30,996	26,993	(4.3)	9.9
Occupancy, furniture and equipment expense	5,371	5,092	4,548	5.5	18.1
Computer and data processing	3,375	4,798	2,348	(29.7)	43.7
FDIC insurance	759	720	628	5.4	20.9
Net teller & bill paying	716	701	658	2.1	8.8
General bank insurance	353	354	330	(0.3)	7.0
Amortization of core deposit intangible asset	1,176	1,235	1,037	(4.8)	13.4
Advertising and marketing expense	551	437	229	26.1	140.6
Card related expense	1,519	1,652	1,380	(8.1)	10.1
Professional fees	1,299	1,265	1,095	2.7	18.6
Consumer credit expense	1,522	1,451	25	4.9	5,988.0
Other real estate owned expense, net	(186)	81	1,873	(329.6)	(109.9)
Other expense	4,082	4,153	3,361	(1.7)	21.5
Total noninterest expense	$50,210	$52,935	$44,505	(5.1)	12.8
Efficiency ratio (GAAP)[1]	52.40%	53.98%	56.46%
Adjusted efficiency ratio (non-GAAP)[2]	51.70%	51.28%	55.48%

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

Noninterest expense for the first quarter of 2026 decreased $2.7 million, or 5.1%, compared to the fourth quarter of 2025, and increased $5.7 million, or 12.8%, compared to the first quarter of 2025. The decrease in the first quarter of 2026, compared to the fourth quarter of 2025, was driven by a $1.3 million decrease in salaries and employee benefits with decreases reflected primarily in salaries, officer incentive accruals, and insurance premiums. Other decreases include a $1.4 million decrease in computer and data processing expenses due to the timing of costs incurred related to the core system conversion as a result of our acquisition of Bancorp Financial and a $267,000 decrease in net OREO expenses due to a $235,000 gain recorded on the transfer of one property to OREO during the first quarter of 2026.

The year over year increase in noninterest expense is primarily attributable to a $2.7 million increase in salaries and employee benefits, primarily due to the increased workforce from the Bancorp Financial acquisition as well as increases in annual base salary rates and payroll taxes in the first quarter of 2026. Also contributing to the increase was an $823,000 increase in occupancy, furniture and equipment, a $1.0 million increase in computer and data processing expenses, a $1.5 million increase in consumer credit expense, and a $721,000 increase in other expense primarily due to the effect of the Bancorp Financial acquisition and the corresponding growth in expenses. Partially offsetting the year over year increase in noninterest expense was a $2.1 million decrease in net OREO expenses as a majority of OREO properties have been sold since the first quarter of 2025, resulting in a reduction of expenses.

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

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2026	2025	2025
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$50,210	$52,935	$44,505	$50,210	$52,935	$44,505
Less amortization of core deposit	1,176	1,235	1,037	1,176	1,235	1,037
Less other real estate expense, net	(186)	81	1,873	(186)	81	1,873
Less acquisition related costs, net of losses on branch sales	N/A	N/A	N/A	349	2,296	454
Noninterest expense less adjustments	$49,220	$51,619	$41,595	$48,871	$49,323	$41,141

Net interest income	$81,144	$83,051	$62,904	$81,144	$83,051	$62,904
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	13	9	9
Securities	N/A	N/A	N/A	307	324	335
Net interest income including adjustments	81,144	83,051	62,904	81,464	83,384	63,248
Noninterest income	12,630	12,154	10,201	12,630	12,154	10,201
Less securities gains	-	8	-	-	8	-
Less MSRs mark to market losses	(152)	(428)	(570)	(152)	(428)	(570)
Change in cash surrender value of BOLI	N/A	N/A	N/A	288	222	132
Noninterest income including adjustments	12,782	12,574	10,771	13,070	12,796	10,903

Net interest income including adjustments plus noninterest income including adjustments	$93,926	$95,625	$73,675	$94,534	$96,180	$74,151
Efficiency ratio / Adjusted efficiency ratio	52.40%	53.98%	56.46%	51.70%	51.28%	55.48%

N/A - not applicable

Income Taxes

We recorded income tax expense of $8.5 million for the first quarter of 2026 on $34.1 million of pretax income, compared to income tax expense of $10.5 million on $39.3 million of pretax income in the fourth quarter of 2025, and income tax expense of $6.4 million on $26.2 million of pretax income in the first quarter of 2025. Our effective tax rate was 24.9% in the first quarter of 2026, 26.7% for the fourth quarter of 2025, and 24.3% for the first quarter of 2025.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended March 31, 2026. We had no valuation reserve on the deferred tax assets as of March 31, 2026.

Financial Condition

Total assets decreased $53.5 million to $6.85 billion at March 31, 2026, from $6.90 billion at December 31, 2025, due primarily to the decrease of $66.9 million in total loans. This decrease was partially offset by an increase in securities available-for-sale of $24.9 million. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.56 billion at March 31, 2026, a decrease of $31.1 million from December 31, 2025.

				March 31, 2026
Securities	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Securities available-for-sale, at fair value
U.S. Treasuries	$164,986	$165,860	$160,191	(0.5)	3.0
U.S. government agencies	68,625	29,176	38,047	135.2	80.4
U.S. government agencies mortgage-backed	85,210	88,780	98,929	(4.0)	(13.9)
States and political subdivisions	203,344	206,375	209,117	(1.5)	(2.8)
Collateralized mortgage obligations	363,331	359,305	390,891	1.1	(7.1)
Asset-backed securities	44,505	45,816	49,701	(2.9)	(10.5)
Collateralized loan obligations	184,711	194,464	199,845	(5.0)	(7.6)
Equity securities	731	747	-	(2.1)	N/M
Total securities	$1,115,443	$1,090,523	$1,146,721	2.3	(2.7)

N/M – Not meaningful.

Securities available-for-sale increased $24.9 million as of March 31, 2026, compared to December 31, 2025, but decreased $31.3 million compared to March 31, 2025. The increase in the portfolio during 2026 was driven by $106.9 million in purchases, partially offset by paydowns totaling $62.0 million along with maturities and calls totaling $16.2 million and a $3.3 million increase in unrealized losses on securities available-for-sale. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				March 31, 2026
Loans	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Commercial	$845,278	$842,130	$732,874	0.4	15.3
Leases	539,116	548,256	505,455	(1.7)	6.7
Commercial real estate – investor	1,169,318	1,212,384	1,105,440	(3.6)	5.8
Commercial real estate – owner occupied	702,986	706,567	669,964	(0.5)	4.9
Construction	143,563	173,630	205,839	(17.3)	(30.3)
Residential real estate – investor	69,763	70,225	50,103	(0.7)	39.2
Residential real estate – owner occupied	239,711	230,432	210,239	4.0	14.0
Multifamily	357,131	339,131	341,253	5.3	4.7
HELOC	235,637	235,293	104,575	0.1	125.3
Powersport	674,116	696,959	-	(3.3)	N/M
Other [1]	208,618	197,124	14,490	5.8	N/M
Total loans	$5,185,237	$5,252,131	$3,940,232	(1.3)	31.6

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Total loans were $5.19 billion as of March 31, 2026, a decrease of $66.9 million from December 31, 2025. The decrease in total loans in the first three months of 2026, compared to December 31, 2025, was primarily due to paydowns, net of originations, in commercial real estate – investor, construction, and powersport. Total loans increased $1.25 billion compared to March 31, 2025, which was primarily due to the $1.20 billion portfolio acquired from Bancorp Financial. Excluding the acquisition, the Bank achieved organic loan growth, net of paydowns, of $49.3 million, comprised of commercial, leases, residential real estate – owner occupied, and other, partially offset by net decreases in commercial real estate - investor, construction, and multifamily. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL.

The addition of the powersports loan portfolio has given us a more balanced loan portfolio by broadening the scope of our consumer lending and offering a higher yield in a lower rate environment. During the three months ended March 31, 2026, we originated $79.1 million powersport loans with a weighted average yield of 10.67%. As of March 31, 2026, the weighted average FICO score, at the time of origination, of the entire powersport portfolio is 727.

		Weighted
	March 31,	Average
	2026	FICO
Tier 1	$351,101	776
Tier 2	131,894	710
Tier 3	80,937	683
Tier 4	40,382	657
Tier 5	69,802	606
Total Powersport	$674,116	727

The following table sets forth the total of powersport by collateral type:

	March 31,	% of
	2026	Total
New	$517,948	76.8%
Used	156,168	23.2
Total Powersport	$674,116	100.0%

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 56.3% of the portfolio as of March 31, 2026, compared to 56.5% of the portfolio as of December 31, 2025. At March 31, 2026, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 203.7% of our Tier 1 capital plus allowance for credit losses, a decrease from 220.3% at December 31, 2025. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans increased by $22.7 million to $75.5 million at March 31, 2026, from $52.8 million at December 31, 2025, and increased by $40.7 million from $34.8 million at March 31, 2025. The increase in total nonperforming loans as of March 31, 2026 is driven by non-accrual additions of a few larger commercial relationships and two larger relationships that are 90 days past due and accruing. The two past due and accruing relationships, one in commercial real estate – owner occupied and another in commercial real estate – investor, are in the process of being renewed, and both relationships are well positioned from a collateral perspective. Purchased credit deteriorated loans, or PCD loans, are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 1.5% as of March 31, 2026, 1.0% as of December 31, 2025, and 0.9% as of March 31, 2025. The distribution of our nonperforming loans is shown in the following table.

				March 31, 2026
Nonperforming Loans	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Commercial	$22,527	$9,761	$12,475	130.8	80.6
Leases	2,952	2,899	848	1.8	248.1
Commercial real estate – investor	16,423	11,377	1,968	44.4	734.5
Commercial real estate – owner occupied	22,268	19,743	11,297	12.8	97.1
Construction	2,086	737	4,989	183.0	(58.2)
Residential real estate – investor	669	681	769	(1.8)	(13.0)
Residential real estate – owner occupied	1,916	1,852	1,563	3.5	22.6
Multifamily	1,489	1,494	332	(0.3)	348.5
HELOC	1,603	1,222	545	31.2	194.1
Powersport	2,394	2,778	-	(13.8)	N/M
Other [1]	1,177	287	5	310.1	N/M
Total nonperforming loans	$75,504	$52,831	$34,791	42.9	117.0

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The components of our nonperforming assets are shown in the following table:

				March 31, 2026
Nonperforming Assets	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Nonaccrual loans	$62,636	$47,952	$33,394	30.6	87.6
Loans past due 90 days or more and still accruing interest	12,868	4,879	1,397	163.7	821.1
Total nonperforming loans	75,504	52,831	34,791	42.9	117.0
Other real estate owned	632	1,427	2,878	(55.7)	(78.0)
Repossessed assets [1]	858	1,363	484	(37.1)	77.3
Total nonperforming assets	$76,994	$55,621	$38,153	38.4	101.8

30-89 days past due loans and still accruing interest	$50,036	$52,169	$21,951
Nonaccrual loans to total loans	1.2%	0.9%	0.8%
Nonperforming loans to total loans	1.5%	1.0%	0.9%
Nonperforming assets to total loans plus OREO and repossessed assets	1.5%	1.1%	1.0%

Allowance for credit losses	$72,126	$72,301	$41,551
Allowance for credit losses to total loans	1.4%	1.4%	1.1%
Allowance for credit losses to nonaccrual loans	115.2%	150.8%	124.4%

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the first quarter of 2026 as compared to the prior linked quarter and year over year quarter are shown in the following table:

Loan Charge–offs, Net of Recoveries	Three Months Ended
	March 31,	% of	December 31,	% of	March 31,	% of
	2026	Total[1]	2025	Total[1]	2025	Total[1]
Commercial	$1,298	13.3	$(44)	(0.7)	$3,414	78.4
Leases	197	2.0	15	0.2	93	2.1
Commercial real estate – investor	3,919	40.1	(14)	(0.2)	(14)	(0.3)
Commercial real estate – owner occupied	(5)	(0.1)	1,125	18.8	39	0.9
Construction	-	-	-	-	821	18.9
Residential real estate – investor	(2)	-	(1)	-	(2)	-
Residential real estate – owner occupied	(7)	(0.1)	(11)	(0.2)	(30)	(0.7)
Multifamily	-	-	-	-	-	-
HELOC	(6)	(0.1)	(49)	(0.8)	(12)	(0.3)
Powersport	3,894	39.9	4,466	74.7	-	-
Other [2]	488	5.0	494	8.2	44	1.0
Net charge–offs (recoveries)	$9,776	100.0	$5,981	100.0	$4,353	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Net charge offs, reported in the above table, reflect continuing management attention to credit quality and remediation efforts. The increase in gross charge-offs for the first quarter of 2026, as compared to the prior quarters presented, were primarily due to powersport loans of $4.7 million, one commercial real estate charge-off for $3.9 million, and a $1.3 million charge-off on a commercial relationship. Powersport loans are measured for asset quality at origination based on FICO scores, then based on past due status through the life of the loan, and charge-off occurs once a loan is past due 120 days. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

Classified loans include nonaccrual loans, accruing substandard, and doubtful loans. Classified assets include classified loans, OREO, and repossessed assets. Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that we will sustain some loss if the deficiencies remain uncorrected. Loans classified as doubtful have all the weaknesses inherent as those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table shows classified assets by classification for the following periods:

				March 31, 2026
Classified Assets	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Commercial	$50,640	$51,587	$20,807	(1.8)	143.4
Leases	2,604	2,428	848	7.2	207.1
Commercial real estate – investor	14,959	14,245	14,299	5.0	4.6
Commercial real estate – owner occupied	60,594	64,081	26,818	(5.4)	125.9
Construction	12,983	11,421	18,201	13.7	(28.7)
Residential real estate – investor	1,012	1,142	1,283	(11.4)	(21.1)
Residential real estate – owner occupied	1,886	1,897	1,759	(0.6)	7.2
Multifamily	1,489	1,494	332	(0.3)	348.5
HELOC	1,832	1,466	686	25.0	167.1
Powersport	204	68	-	200.0	N/M
Other	369	270	10	36.7	N/M
Total classified loans	148,572	150,099	85,043	(1.0)	74.7
Other real estate owned	632	1,427	2,878	(55.7)	(78.0)
Repossessed assets [1]	858	1,363	484	(37.1)	77.3
Total classified assets	$150,062	$152,889	$88,405	(1.8)	69.7

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans decreased $1.5 million as of March 31, 2026, from December 31, 2025, but increased $63.5 million compared to March 31, 2025. The decrease in classified loans since December 31, 2025, is due to outflows to classified loans of $10.2 million, offset by additions of $8.7 million. Outflows consisted of $6.0 million of loans paid off, $1.6 million of classified loans upgraded, $1.1 million of principal reductions through payments and partial charge offs, $1.3 million of loans charged off, and $235,000 of loans transferred into OREO. Classified assets decreased as of March 31, 2026, compared to the prior linked quarter end, due to the decreases to classified loans and a total decrease of $1.3 million related to OREO and repossessed assets. The $61.7 million increase in classified assets as of March 31, 2026, compared to March 31, 2025, is primarily due to the classified loan increase of $63.5 million, noted above, less a reduction in OREO balances year over year. Classified loans since March 31, 2025 had additions of $149.3 million and were offset by outflows of $85.8 million which consisted of $54.8 million of loans paid off, $16.7 million of classified loans upgraded, $2.4 million of loans charged off, $5.7 million of net principal reductions and partial charge offs, $5.2 million transferred to OREO, and $1.0 million repossessed. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 16.93% for the period ended March 31, 2026, compared to 17.82% as of December 31, 2025, and 13.12% as of March 31, 2025.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At March 31, 2026, our ACL on loans totaled $72.1 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. In the first quarter of 2026, we recorded a provision expense on loans of $9.6 million driven by increased charge-offs and the downgrade of one commercial relationship. Further, we recorded a $101,000 provision release on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $9.5 million net expense to the provision for credit losses for the first quarter of 2026.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $72.1 million as of March 31, 2026, $72.3 million as of December 31, 2025, and $41.6 million as of March 31, 2025. Our ACL on loans to total loans was 1.4% as of March 31, 2026 and December 31, 2025, and 1.1% March 31, 2025. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2025 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Allowance at beginning of period	$72,301	$75,037	$43,619
Charge–offs:
Commercial	1,328	28	3,446
Leases	312	15	107
Commercial real estate – investor	3,933	-	-
Commercial real estate – owner occupied	-	1,126	47
Construction	-	-	821
Residential real estate – investor	-	-	-
Residential real estate – owner occupied	-	-	-
Multifamily	-	-	-
HELOC	2	-	-
Powersport	4,661	5,136	-
Other [1]	557	551	108
Total charge–offs	10,793	6,856	4,529
Recoveries:
Commercial	30	72	32
Leases	115	-	14
Commercial real estate – investor	14	14	14
Commercial real estate – owner occupied	5	1	8
Construction	-	-	-
Residential real estate – investor	2	1	2
Residential real estate – owner occupied	7	11	30
Multifamily	-	-	-
HELOC	8	49	12
Powersport	767	670	-
Other [1]	69	57	64
Total recoveries	1,017	875	176
Net charge-offs	9,776	5,981	4,353
Provision for credit losses on loans [2]	9,601	3,245	2,285
Allowance at end of period	$72,126	$72,301	$41,551

Average total loans (exclusive of loans held–for–sale)	$5,205,721	$5,275,389	$3,957,730
Net charge–offs to average loans	0.76%	0.45%	0.45%

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 95.5% as of March 31, 2026, which was a decrease from the coverage ratio of 136.9% as of December 31, 2025, and a decrease from 119.4% as of March 31, 2025. Excluding loans past due 90 days and accruing that are in the process of renewal, the coverage ratio for March 31, 2026 was 115.5%. Net charge-offs to average loans increased in the current quarter, though remaining manageable, at 0.76% for the quarter ended March 31, 2026, compared to 0.45% for the quarters ended December 31, 2025 and March 31, 2025.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at March 31, 2026, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the war in Iran, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of March 31, 2026, OREO totaled $632,000, reflecting a decrease of $795,000 from $1.4 million at December 31, 2025, and a decrease of $2.2 million from $2.9 million at March 31, 2025. In the first quarter of 2026, there was one OREO sale totaling $1.4 million, net of gains, and one property transferred with a value of $632,000. The valuation adjustment balance was reversed along with the related OREO balance due to the sale in the first quarter of 2026. There was no valuation adjustment in the fourth quarter of 2025 and we recorded a valuation  adjustment of $454,000 in the first quarter of 2025.

				March 31, 2026
OREO	Three Months Ended			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Balance at beginning of period	$1,427	$6,416	$21,617	(77.8)	(93.4)
Property additions, net of transfer adjustments	632	-	-	N/M	N/M
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,427	4,989	18,285	(71.4)	(92.2)
Period valuation adjustments	-	-	454	-	(100.0)
Balance at end of period	$632	$1,427	$2,878	(55.7)	(78.0)

N/M – Not meaningful.

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future. These valuations are reversed when the property is sold.

OREO Properties by Type
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$632	100	$-	-	$-	-
Commercial property	-	-	1,427	100	2,695	94
Vacant land	-	-	-	-	183	6
Total other real estate owned	$632	100	$1,427	100	$2,878	100

Deposits and Borrowings

				March 31, 2026
Deposits	As of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2025	2025	2025
Noninterest bearing demand	$1,755,548	$1,739,117	$1,713,711	0.9	2.4
Savings	1,117,316	1,121,888	952,602	(0.4)	17.3
NOW accounts	701,712	693,573	652,444	1.2	7.6
Money market accounts	976,010	930,079	829,533	4.9	17.7
Certificates of deposit of less than $100,000	440,553	489,879	334,694	(10.1)	31.6
Certificates of deposit of $100,000 through $250,000	376,868	412,655	252,276	(8.7)	49.4
Certificates of deposit of more than $250,000	196,992	208,878	117,531	(5.7)	67.6
Total deposits	$5,564,999	$5,596,069	$4,852,791	(0.6)	14.7

Total deposits were $5.56 billion at March 31, 2026, which reflects a $31.1 million decrease from total deposits of $5.60 billion at December 31, 2025, but an increase of $712.2 million from total deposits of $4.85 billion at March 31, 2025. The decrease in deposits at March 31, 2026, compared to December 31, 2025, was primarily due to decreases in savings accounts of $4.6 million and time deposits of $97.0 million, primarily due to the roll off of higher rate brokered deposits and other exception-priced time deposits acquired from the Bancorp Financial acquisition. These decreases were partially offset by increases in noninterest bearing deposits of $16.4 million, NOW accounts of $8.1 million and money market accounts of $46.0 million. The increase in deposits at March 31, 2026, compared to March 31, 2025, stemmed primarily from the acquisition of Bancorp Financial, which impacted all deposit types. Total quarterly average deposits increased $764.8 million, or 15.9%, in the year over year period, primarily driven by the acquisition of Bancorp Financial, which included an increase in average time deposits of $337.3 million, savings accounts of $178.1 million,  money market accounts of $144.9 million, NOW accounts of $69.4 million, and noninterest bearing deposits of $35.1 million. Included in our quarterly average time deposits are $46.6 million of brokered deposits compared to none at March 31, 2025. Brokered deposits totaling $115.0 million were assumed in the acquisition of Bancorp Financial and we expect these deposits to run-off by early 2028.

The following table presents estimated insured and uninsured deposits at March 31, 2026, and December 31, 2025, by deposit type, as well as the weighted average rates for each year to date ending period.

	March 31, 2026				December 31, 2025
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,755,548	$1,165,286	$590,262	-%	$1,739,117	$1,141,542	$597,575	-%
Savings	1,117,316	1,022,199	95,117	0.79	1,121,888	1,025,941	95,947	0.73
NOW accounts	701,712	508,484	193,228	0.48	693,573	495,397	198,176	0.45
Money market accounts	976,010	558,441	417,569	1.78	930,079	548,289	381,790	1.90
Time deposits	1,014,413	849,896	164,517	2.75	1,111,412	937,045	174,367	2.92
Total	$5,564,999	$4,104,306	$1,460,693	1.05%	$5,596,069	$4,148,214	$1,447,855	1.06%

Collateralized public funds	$220,165	$15,602	$204,563		$219,939	$15,832	$204,107

Deposits balances were stable during the first quarter of 2026, reflecting a nominal decrease of 0.6% for the three months ended March 31, 2026, compared to December 31, 2025. Changes in the rate paid on time deposits reflect a gradual repricing of accounts opened during a higher interest rate environment. The aggregate rate paid on deposits and the overall product mix were largely unchanged during the quarter.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. Securities sold under repurchase agreements totaled $23.1 million at March 31, 2026, a $639,000, or 2.7% decrease from $23.8 million at December 31, 2025, and a decrease of $15.5 million, or 40.2%, from March 31, 2025. There were outstanding short-term FHLBC borrowings of $200.0 million as of March 31, 2026, compared to $215.0 million as of December 31, 2025, and no short-term FHLBC borrowings outstanding as of March 31, 2025.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of March 31, 2026, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.66% as of March 31, 2026, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole or in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. As of March 31, 2026, we had $59.6 million of subordinated debentures outstanding, net of deferred issuance costs. On April 15, 2026, we redeemed $30.0 million aggregate principal amount of the Notes. See Note 1 – Subsequent Events for additional information.

Capital

As of March 31, 2026, total stockholders’ equity was $893.3 million, which was a decrease of $3.5 million from $896.8 million as of December 31, 2025. This decrease was primarily attributable to a $20.0 million increase in treasury stock. During the first three months of 2026, we repurchased 1,175,859 shares for $23.1 million under our stock repurchase program and withheld 67,357 shares with a value of $1.4 million to satisfy tax withholding obligations related to restricted stock unit vestings. The increase in treasury stock was partially offset by the issuance of 152,021 shares related to restricted stock unit vestings, with a value of $2.7 million, and 87,631 shares related to performance-based restricted stock unit vestings, with a value of $1.7 million. Total stockholders’ equity also decreased due to $3.7 million of dividends paid to common stockholders and an increase of $2.4 million in unrealized net losses on available-for-sale securities and swaps, recorded within accumulated other comprehensive loss, driven by changes in market interest rates during the quarter. These decreases were partially offset by net income of $25.6 million for the period. Total stockholders’ equity as of March 31, 2026, increased $198.8 million compared to March 31, 2025, primarily due to the Bancorp Financial acquisition and net income year over year.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	March 31,	December 31,	March 31,
	Buffer, if applicable[1]	Provisions[2]	2026	2025	2025
The Company
Common equity tier 1 capital ratio	7.00%	N/A	13.13%	12.99%	13.47%
Total risk-based capital ratio	10.50	N/A	15.64	15.46	16.24
Tier 1 risk-based capital ratio	8.50	N/A	13.55	13.41	14.01
Tier 1 leverage ratio	4.00	N/A	11.88	11.70	11.58

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.80%	13.17%	13.64%
Total risk-based capital ratio	10.50	10.00	14.88	14.22	14.58
Tier 1 risk-based capital ratio	8.50	8.00	13.80	13.17	13.64
Tier 1 leverage ratio	4.00	5.00	12.09	11.49	11.27

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of March 31, 2026, the Bank exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measure for capital analysis and peer comparisons, increased from 12.99% at December 31, 2025, to 13.04% at March 31, 2026. Our GAAP tangible common equity to tangible assets ratio was 11.07% at March 31, 2026, compared to 11.02% as of December 31, 2025. The decrease in tangible common equity from December 31, 2025, to March 31, 2026, was primarily due to a $20.0 million increase in treasury stock and a $2.4 million increase in unrealized losses recorded in accumulated other comprehensive loss.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. Through the first quarter of 2026, we experienced a decrease in both loans and deposits. We managed the change in our funding through a decrease in average borrowings from the FHLBC through March 31, 2026, compared to the prior year end. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of March 31, 2026, our cash on hand liquidity totaled $115.7 million, a decrease of $8.3 million over cash balances held as of December 31, 2025.

Net cash inflows from operating activities were $36.9 million during the first three months of 2026, compared with net cash inflows of $17.8 million in the same period of 2025.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, resulted in outflows for both the first three months of 2026 as well as the like period of 2025. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the three months ended March 31, 2026 and 2025. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $29.6 million in the three months ended March 31, 2026, compared to net cash inflows of $76.7 million in the same period in 2025. In the first three months of 2026, securities transactions accounted for net outflows of $28.7 million, and the principal change on loans accounted for net inflows of $56.8 million. In the first three months of 2025, securities transactions accounted for net inflows of $23.5 million, and principal on loans funded, net of paydowns, accounted for net inflows of $36.8 million.

Net cash outflows from financing activities in the three months ended March 31, 2026, were $74.8 million, compared with net cash inflows of $62.2 million in the three months ended March 31, 2025. Net deposit outflows in the first three months of 2026 were $31.0 million compared to net deposit inflows of $84.3 million in the first three months of 2025. Other short-term borrowings had $15.0 million of net cash outflows in the first three months of 2026, compared to net cash outflows of $20.0 million for other short-term borrowings in the first three months of 2025. Changes in securities sold under repurchase agreements accounted for outflows of $639,000 and inflows of $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Dividends paid on our common stock totaled $3.7 million for the three months ended March 31, 2026, and $2.7 million for the three months ended March 31, 2025. The purchase of treasury stock in the first three months of 2026 due to shares acquired with equity award vestings as well as share repurchases resulted in outflows of $24.5 million, compared to cash outflows of $1.4 million in the first three months of 2025 related to shares acquired from equity award vestings.

Cash and cash equivalents for the three months ended March 31, 2026 totaled $115.7 million, as compared to $124.0 million as of December 31, 2025, and $256.1 million as of March 31, 2025. The decrease in cash and cash equivalents for the three months ended March 31, 2026, as compared to the prior year end, was primarily attributable to the increase in treasury stock due to share repurchases, the increase in securities available-for-sale based on strategic purchases, and the decrease in customer deposits. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk from changes in interest rates on assets (loans and securities), liabilities (customer deposits and borrowed funds), and off-balance sheet derivative instruments (interest rate swaps). Fluctuations in interest rates may have a material impact on the fair market values of our financial instruments, cash flows, and net interest income. Like most financial institutions, we are exposed to changes in both short-term and long-term interest rates. We believe that a financial institution’s ability to effectively manage its interest rate risk profile and strategically position its balance sheet through interest rate cycles is critical to sustaining financial performance.

The Federal Reserve Board (“FRB”) held the federal funds target rate at a range of 3.50% to 3.75% during the first quarter of 2026, consistent with market expectations. Economic conditions remained relatively stable, and the forward curve currently does not reflect expectations for interest rate cuts in 2026.

We manage interest rate risk within guidelines established by our asset-liability policy, which are designed to limit the level of interest rate exposure. In practice, we seek to manage interest rate risk so that potential exposure does not pose a material risk to future earnings. We are exposed to various market risks in the normal course of business, including credit risk, liquidity risk, and interest rate risk. Other forms of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our operations. In addition, because we do not maintain a trading portfolio, we are not exposed to significant market risk from trading activities. Our interest rate risk exposures at March 31, 2026, and December 31, 2025, are summarized in the table below.

Our net income may be influenced by a number of external factors. These factors include overall economic conditions and actions taken by regulatory authorities. Net income may also be affected by the amounts of and rates at which assets and liabilities reprice, differences between assumed and actual prepayment speeds on loans and securities, and early withdrawal of deposits. Additional factors include the exercise of call options on borrowings or securities, competitive pressures, changes in the level or slope of the yield curve, and changes in historical relationships between interest rate indices, such as SOFR and Prime. Balance sheet growth or contraction may also impact net income.

Our Asset‑Liability Committee (“ALCO”) manages interest rate risk across a range of interest rate environments by structuring our on- and off‑balance sheet positions, including the use of interest rate swap derivatives, as discussed in Note 19 to the consolidated financial statements in our Annual Report on Form 10‑K for the year ended December 31, 2025. The ALCO reviews asset‑liability modeling and interest rate risk analyses and reports its findings to the Board of Directors no less than quarterly, including assessments of interest rate risk exposure and the potential impact on earnings and equity. As of the reporting date, the balance sheet exhibited a moderately asset‑sensitive profile, as variable‑rate assets generally reprice more quickly than our longer‑duration, lower‑beta deposit base. Following liquidity events in the banking industry during 2023, the ALCO evaluated our liquidity profile and concluded that the Bank maintains a strong liquidity position. As a prudent measure, internal reporting was enhanced to further segment deposits by insured, uninsured, and collateralized categories, and to more closely track funding sources and uses.

We also maintain a Risk Committee that is chaired by our Chief Risk Officer. The committee reports no less than quarterly to senior management and the Board of Directors on compliance with established risk tolerance limits and on changes in key risk factors arising from portfolio activity and market conditions. Our enterprise risk management framework is governed by this committee, with input from line‑of‑business leaders, senior management, and the Board.

We utilize simulation analysis to quantify the potential impact of various interest rate scenarios on net interest income. The simulation model incorporates expected cash flows, repricing characteristics, and embedded options of our assets and liabilities. Earnings at risk are calculated by comparing net interest income under a stable interest rate scenario to net interest income under alternative rate scenarios. As of March 31, 2026, our net interest income profile remained positioned to benefit from rising interest rates, both in dollar terms and as a percentage change. Compared to December 31, 2025, the profile reflects slightly increased sensitivity to rising rates, primarily due to growth in cash balances resulting from earnings and principal repayments, including amortization, maturities, calls, and prepayments.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1.0%, and 2.0%, with no change in the slope of the yield curve:

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2026
Dollar change	$(35,998)	$(17,947)	$(8,366)	$8,937	$17,987	$32,400
Percent change	(10.4)%	(5.2)%	(2.4)%	2.6%	5.2%	9.4%

December 31, 2025
Dollar change	$(35,505)	$(18,190)	$(9,026)	$8,817	$17,732	$31,490
Percent change	(10.6)%	(5.4)%	(2.7)%	2.6%	5.3%	9.4%

The amounts and assumptions used in the simulation model are not intended to be indicative of actual future results. Actual results may differ materially from simulated outcomes due to differences in the timing, frequency, and magnitude of interest rate changes, changes in balance sheet composition, evolving market conditions, and management actions taken in response to those conditions. In addition, the simulated results do not reflect the impact of any potential management actions that could be implemented to mitigate interest rate risk.

Effects of Inflation

In management’s opinion, changes in interest rates affect our financial condition to a greater extent than changes in inflation, however we monitor both. The annual U.S. inflation rate increased to 3.3% in March 2026, compared to 2.7% in the prior quarter; while core CPI increased modestly to 2.6%. Recent inflation trends have been influenced by volatility in energy prices and broader geopolitical developments. Elevated inflation could place upward pressure on operating expenses and may impact the financial condition of certain borrowers. Inflation at currently observed levels has had a minimal impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In January 2026, our board of directors authorized the repurchase of up to 1,908,042 shares of our common stock (the “Repurchase Program”). The Company received notice of non-objection in January 2026 from the Federal Reserve Bank of Chicago for the Repurchase Program. Under the Repurchase Program, repurchases may be made through December 31, 2026 will not exceed an aggregate value of $43.9 million. We may make repurchases under the Repurchase Program from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time provided that repurchases under the Repurchase Program, after December 31, 2026, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the Repurchase Program.

During the first quarter of 2026, the Company repurchased 1,175,859 shares at $19.63 per share for a total reduction to capital of $23.1 million, as these shares are held in treasury stock.

The following table presents our stock repurchases for the quarter ended March 31, 2026:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
January 1, 2026 - January 31, 2026	-	$-	-	1,908,042
February 1, 2026 - February 28, 2026	205,458	19.78	205,458	1,702,584
March 1, 2026 - March 31, 2026	970,401	19.60	970,401	732,183
Total	1,175,859	$19.63	1,175,859	732,183

1 We announced our Repurchase Program, which will expire on December 31, 2026, unless further extended as described above, in our Current Report on Form 8-K filed on January 29, 2026, and 732,183 shares remained available for repurchase under the Repurchase Program as of March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2026, neither the Company, nor any director or “officer” of the Company, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2026, and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: May 7, 2026