Form 10-Q
period 2026-06-30
OLD SECOND BANCORP INC
filed 2026-08-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐        No ☒

As of August 4, 2026, the Registrant has 50,875,716 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second” or the “Company”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements are based on our current beliefs, expectations, assumptions, and on information currently available and may be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “forecasts,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future.  Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error or cyberattacks;
●	risks associated with data privacy laws and regulations;
●	risks associated with the development and use of artificial intelligence (“AI”);
●	adverse effects of cyberattacks or failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	changes in political and economic conditions, including potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, including epidemics and pandemics; wars, terrorism and other geopolitical conflicts or instability, including the war in Ukraine, the conflict involving Iran and related hostilities in the Middle East, and tensions between China and Taiwan; essential utility outages; deterioration in global economic conditions; instability in the credit markets; and disruptions to our customers’ supply chains or transportation network;
●	changes in trade policy and any related tariffs; and

●	each of the factors and risks under the heading “Risk Factors” in our 2025 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$47,964	$51,665
Interest earning deposits with financial institutions	95,369	72,360
Cash and cash equivalents	143,333	124,025
Securities available-for-sale, at fair value	1,040,760	1,090,523
Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock	40,125	32,025
Loans held-for-sale	2,349	3,645
Loans	5,245,870	5,252,131
Less: allowance for credit losses on loans	70,380	72,301
Net loans	5,175,490	5,179,830
Premises and equipment, net	84,505	86,645
Other real estate owned, net	622	1,427
Mortgage servicing rights, at fair value	9,825	9,459
Goodwill	129,196	129,196
Core deposit intangible (“CDI”)	21,349	23,692
Bank-owned life insurance (“BOLI”)	133,493	130,481
Deferred tax assets, net	28,689	31,276
Other assets	60,569	60,451
Total assets	$6,870,305	$6,902,675

Liabilities
Deposits:
Noninterest bearing demand	$1,746,755	$1,739,117
Interest bearing:
Savings, NOW, and money market	2,771,532	2,745,540
Time	926,401	1,111,412
Total deposits	5,444,688	5,596,069
Securities sold under repurchase agreements	23,241	23,769
Other short-term borrowings	375,000	215,000
Junior subordinated debentures	25,774	25,774
Subordinated debentures	29,798	59,552
Notes payable and other borrowings	14,850	14,825
Other liabilities	54,143	70,918
Total liabilities	5,967,494	6,005,907

Stockholders’ Equity
Common stock	53,015	53,015
Additional paid-in capital	339,616	341,451
Retained earnings	583,701	537,231
Accumulated other comprehensive loss, net	(31,861)	(28,738)
Treasury stock	(41,660)	(6,191)
Total stockholders’ equity	902,811	896,768
Total liabilities and stockholders’ equity	$6,870,305	$6,902,675

	June 30, 2026	December 31, 2025
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	120,000,000
Shares issued	53,015,496	53,015,496
Shares outstanding	50,938,962	52,669,223
Treasury shares	2,076,534	346,273

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$89,845	$61,954	$176,983	$123,549
Loans held-for-sale	62	39	105	61
Securities:
Taxable	9,088	9,959	18,037	19,186
Tax exempt	1,132	1,229	2,287	2,489
Dividends from FHLBC and FRBC stock	535	273	1,047	746
Interest earning deposits with financial institutions	527	1,784	1,076	2,772
Total interest and dividend income	101,189	75,238	199,535	148,803
Interest expense
Savings, NOW, and money market deposits	7,512	5,606	14,659	10,519
Time deposits	6,199	4,508	13,416	9,337
Securities sold under repurchase agreements	40	56	90	124
Other short-term borrowings	2,989	-	4,780	17
Junior subordinated debentures	289	288	585	576
Subordinated debentures	675	546	1,221	1,092
Notes payable and other borrowings	156	-	311	-
Total interest expense	17,860	11,004	35,062	21,665
Net interest and dividend income	83,329	64,234	164,473	127,138
Provision for credit losses	7,500	2,500	17,000	4,900
Net interest and dividend income after provision for credit losses	75,829	61,734	147,473	122,238
Noninterest income
Wealth management	3,628	3,103	7,011	6,192
Service charges on deposits	3,075	3,060	6,205	6,036
Secondary mortgage fees	166	84	287	157
Mortgage servicing rights mark to market loss	(152)	(531)	(304)	(1,101)
Mortgage servicing income	464	472	961	952
Net gain on sales of mortgage loans	640	550	1,195	1,014
Change in cash surrender value of BOLI	1,469	690	2,551	1,188
Card related income	2,483	2,533	4,833	4,774
Other income	1,488	937	3,152	1,887
Total noninterest income	13,261	10,898	25,891	21,099
Noninterest expense
Salaries and employee benefits	30,103	26,950	59,776	53,943
Occupancy, furniture and equipment	5,118	4,477	10,489	9,025
Computer and data processing	3,217	2,692	6,592	5,040
FDIC insurance	759	642	1,518	1,270
Net teller & bill paying	724	670	1,440	1,328
General bank insurance	351	328	704	658
Amortization of core deposit intangible	1,167	1,022	2,343	2,059
Advertising and marketing expense	483	454	1,034	683
Card related expense	1,604	1,489	3,123	2,869
Professional fees	1,160	1,158	2,459	2,253
Consumer credit expense	1,720	15	3,242	40
Other real estate expense, net	52	35	(134)	1,908
Other expense	4,794	3,487	8,876	6,848
Total noninterest expense	51,252	43,419	101,462	87,924
Income before income taxes	37,838	29,213	71,902	55,413
Provision for income taxes	9,659	7,391	18,138	13,761
Net income	$28,179	$21,822	$53,764	$41,652

Basic earnings per share	$0.55	$0.49	$1.04	$0.93
Diluted earnings per share	0.54	0.48	1.02	0.91
Dividends declared per share	0.07	0.06	0.14	0.12

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$28,179	$21,822	$53,764	$41,652

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(1,263)	5,014	(4,550)	13,945
Related tax benefit (expense)	354	(1,403)	1,274	(3,904)
Holding (losses) gains, after tax, on available-for-sale securities	(909)	3,611	(3,276)	10,041

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains (losses)	-	-	-	-
Related tax (expense) benefit	-	-	-	-
Net realized gains (losses) after tax	-	-	-	-
Other comprehensive (loss) income on available-for-sale securities	(909)	3,611	(3,276)	10,041

Changes in fair value of derivatives used for cash flow hedges	202	475	214	390
Related tax expense	(59)	(133)	(61)	(109)
Other comprehensive income on cash flow hedges	143	342	153	281

Total other comprehensive (loss) income	(766)	3,953	(3,123)	10,322
Total comprehensive income	$27,413	$25,775	$50,641	$51,974

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for-Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, April 1, 2025	$(42,982)	$1,603	$(41,379)
Other comprehensive income, net of tax	3,611	342	3,953
Balance, June 30, 2025	$(39,371)	$1,945	$(37,426)

Balance, April 1, 2026	$(33,377)	$2,282	$(31,095)
Other comprehensive (loss) income, net of tax	(909)	143	(766)
Balance, June 30, 2026	$(34,286)	$2,425	$(31,861)

For the Six Months Ended
Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income, net of tax	10,041	281	10,322
Balance, June 30, 2025	$(39,371)	$1,945	$(37,426)

Balance, January 1, 2026	$(31,010)	$2,272	$(28,738)
Other comprehensive (loss) income, net of tax	(3,276)	153	(3,123)
Balance, June 30, 2026	$(34,286)	$2,425	$(31,861)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$53,764	$41,652
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	874	916
Provision for credit losses	17,000	4,900
Originations of loans held-for-sale	(53,108)	(36,371)
Proceeds from sales of loans held-for-sale	54,925	35,369
Net gains on sales of mortgage loans	(1,195)	(1,014)
Mortgage servicing rights mark to market loss	304	1,101
Net accretion of purchase accounting adjustments and other discounts on loans	(453)	(508)
Net change in cash surrender value of BOLI	(2,551)	(1,188)
Net (gains) losses on sale of other real estate owned	(98)	160
Provision for other real estate owned valuation losses	10	611
Depreciation of fixed assets and amortization of leasehold improvements	3,432	2,843
Change in operating lease right-of-use asset	(1,028)	524
Amortization of core deposit intangibles	2,343	2,059
Change in current income taxes	(9,744)	(2,695)
Deferred tax expense	3,800	6,224
Change in accrued interest receivable and other assets	5,674	(648)
Accretion of purchase accounting adjustment on time deposits	(49)	(367)
Change in accrued interest payable and other liabilities	(12,437)	(13,135)
Change in operating lease payable	1,209	(881)
Stock based compensation	2,852	2,531
Net cash provided by operating activities	65,524	42,083
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	160,366	159,559
Purchases of securities available-for-sale	(116,027)	(162,517)
Net (purchases) redemptions of FHLBC/FRBC stock	(8,100)	354
Net change in loans	(12,839)	(27,341)
Purchases of BOLI policies	(461)	(460)
Proceeds from sales of other real estate owned, net of participations	1,525	19,349
Proceeds from disposition of premises and equipment	76	-
Net purchases of premises and equipment	(1,436)	(2,398)
Cash received from acquisition, net	-	28
Net cash provided by (used in) investing activities	23,104	(13,426)
Cash flows from financing activities
Net change in deposits	(151,332)	30,075
Net change in securities sold under repurchase agreements	(528)	10,595
Net change in other short-term borrowings	160,000	(20,000)
Redemption of subordinated debentures	(30,000)	-
Vesting of restricted stock, net of excise taxes	51	-
Dividends paid on common stock	(7,304)	(5,397)
Purchase of treasury stock	(40,207)	(1,492)
Net cash (used in) provided by financing activities	(69,320)	13,781
Net change in cash and cash equivalents	19,308	42,438
Cash and cash equivalents at beginning of period	124,025	99,329
Cash and cash equivalents at end of period	$143,333	$141,767

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
	Number of		Additional		Other		Total
(unaudited)	Common Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
For the Three Months Ended

Balance, April 1, 2025	45,047,151	$45,094	$205,282	$486,300	$(41,379)	$(806)	$694,491
Net income				21,822			21,822
Other comprehensive income, net of tax					3,953		3,953
Dividends declared on common stock, ($0.06 per share)				(2,703)			(2,703)
Vesting of restricted stock	13,000		(223)			223	-
Stock based compensation			1,148				1,148
Purchase of treasury stock from taxes withheld on stock awards	(3,968)					(62)	(62)
Balance, June 30, 2025	45,056,183	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649

Balance, April 1, 2026	51,665,659	$53,015	$338,418	$559,129	$(31,095)	$(26,170)	$893,297
Net income				28,179			28,179
Other comprehensive loss, net of tax					(766)		(766)
Dividends declared on common stock, ($0.07 per share)				(3,607)			(3,607)
Vesting of restricted stock, net of excise taxes	7,750		(212)			263	51
Stock based compensation			1,410				1,410
Purchase of treasury stock from taxes withheld on stock awards	(2,264)					(63)	(63)
Purchase of treasury stock from stock repurchase program	(732,183)					(15,690)	(15,690)
Balance, June 30, 2026	50,938,962	$53,015	$339,616	$583,701	$(31,861)	$(41,660)	$902,811

					Accumulated
	Number of		Additional		Other		Total
(unaudited)	Common Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
For the Six Months Ended

Balance, January 1, 2025	44,873,467	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income				41,652			41,652
Other comprehensive income, net of tax					10,322		10,322
Dividends declared on common stock, ($0.12 per share)				(5,398)			(5,398)
Vesting of restricted stock	265,615	186	(1,608)			1,422	-
Stock based compensation			2,531				2,531
Purchase of treasury stock from taxes withheld on stock awards	(82,899)					(1,492)	(1,492)
Balance, June 30, 2025	45,056,183	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649

Balance, January 1, 2026	52,669,223	$53,015	$341,451	$537,231	$(28,738)	$(6,191)	$896,768
Net income				53,764			53,764
Other comprehensive loss, net of tax					(3,123)		(3,123)
Dividends declared on common stock, ($0.14 per share)				(7,294)			(7,294)
Vesting of restricted stock, net of excise taxes	247,402		(4,687)			4,738	51
Stock based compensation			2,852				2,852
Purchase of treasury stock from taxes withheld on stock awards	(69,621)					(1,431)	(1,431)
Purchase of treasury stock from stock repurchase program	(1,908,042)					(38,776)	(38,776)
Balance, June 30, 2026	50,938,962	$53,015	$339,616	$583,701	$(31,861)	$(41,660)	$902,811

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2025-01 – On January 6, 2025, the FASB issued ASU 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, which dates were clarified in ASU 2025-01. This ASU is not expected to have a material impact on the financial statements of the Company.

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

ASU 2025-11 – On December 8, 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU: i) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; ii) create a comprehensive list in FASB ASC Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; iii) incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and iv) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. ASU 2025-11 is not expected to have a material impact on the financial statements of the Company.

ASU 2025-12 – On December 17, 2025, the FASB issued ASU 2025-12 “Codification Improvements”. The amendments in this ASU update the FASB ASC for a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. ASU 2025-12 is not expected to have a material impact on the financial statements of the Company.

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the second quarter of 2026, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

Dividends

On July 21, 2026, our Board of Directors declared a cash dividend of $0.07 per share of common stock payable on August 10, 2026, to stockholders of record as of July 31, 2026; dividends of $3.6 million will be paid to stockholders on August 10, 2026.

Note 2 – Acquisition

Completed Acquisitions

Bancorp Financial

On July 1, 2025, the Company completed its acquisition of Bancorp Financial and its wholly-owned subsidiary, Evergreen Bank Group, based in Oakbrook, Illinois, with operations throughout our existing market footprint as well as a loan production office in Reno, Nevada.  This acquisition brought increased scale and new markets to the Company and provided new product offerings and line of business opportunities.  At closing, the Company acquired $1.43 billion of assets, $1.20 billion of loans, $119.1 million of securities, and $1.23 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of Bancorp Financial common stock was exchanged for 2.5814 shares of the Company’s common stock, plus $15.93 of cash. This resulted in merger consideration of $189.4 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 7.9 million shares of the Company’s common stock and $48.9 million of cash.  Goodwill of $36.0 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

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

The following table provides the purchase price allocation as of the July 1, 2025, acquisition of Bancorp Financial for the assets acquired and liabilities assumed at their estimated fair values as of the purchase date, as recorded by the Company:

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

Expenses related to the Bancorp Financial acquisition totaled $875,000 and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The expenses related to the acquisition are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income. As of June 30, 2026, all acquisition related expenses have been reported and the measurement period is closed.

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

Investments are comprised primarily of debt securities, which are classified as securities available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, on securities available-for-sale are reported as a separate component of equity. This balance sheet component changes as interest rates and market conditions change. Unrealized gains and losses are not included in the calculation of regulatory capital.

In addition, non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock and are reported separately on the Consolidated Balance Sheets. FHLBC stock was recorded at $19.4 million as of June 30, 2026, and $11.3 million as of December 31, 2025. FRBC stock was recorded at $20.7 million at June 30, 2026 and December 31, 2025. Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following tables summarize the amortized cost and fair value of the securities portfolio at June 30, 2026, and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$144,392	$183	$(188)	$144,387
U.S. government agencies	68,861	-	(457)	68,404
U.S. government agencies mortgage-backed	88,663	-	(7,427)	81,236
States and political subdivisions	205,386	230	(7,671)	197,945
Collateralized mortgage obligations	374,483	509	(31,931)	343,061
Asset-backed securities	40,128	327	(1,330)	39,125
Collateralized loan obligations	165,752	183	(79)	165,856
Equity securities	714	32	-	746
Total securities available-for-sale	$1,088,379	$1,464	$(49,083)	$1,040,760

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$164,296	$1,564	$-	$165,860
U.S. government agencies	29,421	-	(245)	29,176
U.S. government agencies mortgage-backed	95,899	-	(7,119)	88,780
States and political subdivisions	213,366	450	(7,441)	206,375
Collateralized mortgage obligations	388,774	1,102	(30,571)	359,305
Asset-backed securities	46,600	423	(1,207)	45,816
Collateralized loan obligations	194,552	151	(239)	194,464
Equity securities	684	63	-	747
Total securities available-for-sale	$1,133,592	$3,753	$(46,822)	$1,090,523

1 Excludes accrued interest receivable of $6.8 million at June 30, 2026, and $6.9 million at December 31, 2025, that is recorded in other assets on the Consolidated Balance Sheets.

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2026, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$97,792	3.89%	$97,905
Due after one year through five years	110,048	3.82	108,959
Due after five years through ten years	149,558	3.48	145,058
Due after ten years	61,241	3.25	58,814
	418,639	3.63	410,736
Mortgage-backed and collateralized mortgage obligations	463,146	2.81	424,297
Asset-backed securities	40,128	3.69	39,125
Collateralized loan obligations	165,752	5.21	165,856
Equity securities	714	-	746
Total securities available-for-sale	$1,088,379	3.52%	$1,040,760

At June 30, 2026, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at June 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2026	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	5	$188	$64,452	-	$-	$-	5	$188	$64,452
U.S. government agencies	1	385	39,303	7	72	29,101	8	457	68,404
U.S. government agencies mortgage-backed	1	75	10,462	126	7,352	70,774	127	7,427	81,236
States and political subdivisions	13	67	40,342	19	7,604	74,472	32	7,671	114,814
Collateralized mortgage obligations	10	230	35,177	126	31,701	262,851	136	31,931	298,028
Asset-backed securities	6	204	11,504	9	1,126	21,905	15	1,330	33,409
Collateralized loan obligations	9	60	54,949	2	19	9,983	11	79	64,932
Total securities available-for-sale	45	$1,209	$256,189	289	$47,874	$469,086	334	$49,083	$725,275

	Less than 12 months			12 months or more
December 31, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	7	$245	$29,176	7	$245	$29,176
U.S. government agencies mortgage-backed	1	36	10,572	126	7,083	78,208	127	7,119	88,780
States and political subdivisions	1	4	5,046	29	7,437	104,483	30	7,441	109,529
Collateralized mortgage obligations	5	19	6,287	130	30,552	288,228	135	30,571	294,515
Asset-backed securities	7	139	14,927	7	1,068	20,164	14	1,207	35,091
Collateralized loan obligations	12	239	87,299	-	-	-	12	239	87,299
Total securities available-for-sale	26	$437	$124,131	299	$46,385	$520,259	325	$46,822	$644,390

Each quarter, we perform an analysis to determine if any of the unrealized losses on securities available-for-sale are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. Our assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and our ability and intent to hold the security for a period of time sufficient for a recovery in value. We also consider the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 2.5 years.

There were no securities sold for the three and six months ended June 30, 2026 or June 30, 2025, respectively.

As of June 30, 2026, securities valued at $663.7 million were pledged for borrowings and for other purposes, a decrease from $679.5 million of securities pledged at year end 2025.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major classifications of loans were as follows:

	June 30, 2026	December 31, 2025
Commercial	$913,527	$842,130
Leases	537,197	548,256
Commercial real estate – investor	1,159,168	1,212,384
Commercial real estate – owner occupied	667,645	706,567
Construction	153,553	173,630
Residential real estate – investor	65,133	70,225
Residential real estate – owner occupied	242,768	230,432
Multifamily	363,352	339,131
HELOC	239,307	235,293
Powersport	683,939	696,959
Other [1]	220,281	197,124
Total loans	5,245,870	5,252,131
Allowance for credit losses on loans	(70,380)	(72,301)
Net loans [2]	$5,175,490	$5,179,830

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $22.9 million and $23.5 million at June 30, 2026, and December 31, 2025, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 55.1% and 56.5% of the portfolio at June 30, 2026, and December 31, 2025, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and six months ended June 30, 2026 and 2025:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended June 30, 2026
Commercial	$12,639	$4,681	$3,002	$19	$14,337
Leases	2,327	329	346	2	2,312
Commercial real estate – investor	20,873	1,420	2,819	15	19,489
Commercial real estate – owner occupied	4,932	(298)	-	1	4,635
Construction	1,202	(64)	-	-	1,138
Residential real estate – investor	754	(189)	-	1	566
Residential real estate – owner occupied	1,953	(484)	-	21	1,490
Multifamily	1,608	(105)	-	-	1,503
HELOC	3,617	(273)	-	14	3,358
Powersport	16,917	2,725	3,592	766	16,816
Other	5,304	(240)	412	84	4,736
Total	$72,126	$7,502	$10,171	$923	$70,380

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Six months ended June 30, 2026
Commercial	$11,183	$7,435	$4,330	$49	$14,337
Leases	2,370	483	658	117	2,312
Commercial real estate – investor	21,672	4,540	6,752	29	19,489
Commercial real estate – owner occupied	4,583	46	-	6	4,635
Construction	1,527	(389)	-	-	1,138
Residential real estate – investor	759	(196)	-	3	566
Residential real estate – owner occupied	1,879	(417)	-	28	1,490
Multifamily	1,493	10	-	-	1,503
HELOC	3,628	(290)	2	22	3,358
Powersport	17,449	6,087	8,253	1,533	16,816
Other	5,758	(206)	969	153	4,736
Total	$72,301	$17,103	$20,964	$1,940	$70,380

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended June 30, 2025
Commercial	$7,847	$431	$1,125	$32	$7,185
Leases	2,191	86	-	3	2,280
Commercial real estate – investor	15,636	1,272	-	14	16,922
Commercial real estate – owner occupied	7,267	480	-	1	7,748
Construction	2,669	(127)	13	350	2,879
Residential real estate – investor	562	1	-	2	565
Residential real estate – owner occupied	1,840	78	-	8	1,926
Multifamily	1,853	(146)	-	-	1,707
HELOC	1,678	82	-	10	1,770
Powersport	-	-	-	-	-
Other	8	67	94	27	8
Total	$41,551	$2,224	$1,232	$447	$42,990

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Six months ended June 30, 2025
Commercial	$7,813	$3,879	$4,571	$64	$7,185
Leases	2,136	234	107	17	2,280
Commercial real estate – investor	14,528	2,366	-	28	16,922
Commercial real estate – owner occupied	10,036	(2,250)	47	9	7,748
Construction	3,581	(218)	834	350	2,879
Residential real estate – investor	553	8	-	4	565
Residential real estate – owner occupied	1,509	379	-	38	1,926
Multifamily	1,876	(169)	-	-	1,707
HELOC	1,578	170	-	22	1,770
Powersport	-	-	-	-	-
Other	9	110	202	91	8
Total	$43,619	$4,509	$5,761	$623	$42,990

1 Amount does not include the provision for unfunded commitment liability.

At June 30, 2026, our allowance for credit losses (“ACL”) on loans totaled $70.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. During the first six months of 2026, we recorded net provision for credit losses on loans and unfunded commitments of $17.0 million. The provision was mostly driven by increased commercial and commercial real estate charge offs, and a downgrade of one commercial relationship. Charge offs for the six-month period ending June 30, 2026 were largely comprised of a $6.8 million charge off in the commercial real estate-investor portfolio on two relationships; one is a downtown Chicago office building that was restructured to accommodate lower rents based on office market demand; the second is an office property outside Chicago experiencing a declining occupancy rate. In addition, a commercial charge off of $4.3 million was recorded related to the warehouse and distribution business, and higher than normal powersport net charge offs totaling $8.3 million due to the new loan type recorded with the acquisition of Bancorp Financial. The ACL on loans excludes an allowance for unfunded commitments of $2.0 million as of June 30, 2026, $2.1 million as of December 31, 2025, and $2.3 million as of June 30, 2025, which is recorded within other liabilities on the Consolidated Balance Sheets.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-value ratios. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $43.5 million and $40.9 million of collateral dependent loans secured by real estate or business assets as of June 30, 2026, and December 31, 2025, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by classification of loans as of June 30, 2026, and December 31, 2025:

		Accounts				ACL
June 30, 2026	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$2,703	$-	$13,500	$16,203	$6,000
Leases	-	-	-	-	-	-
Commercial real estate – investor	8,390	-	-	-	8,390	5,035
Commercial real estate – owner occupied	15,387	-	-	-	15,387	232
Construction	1,469	-	-	-	1,469	-
Residential real estate – investor	152	-	-	-	152	-
Residential real estate – owner occupied	1,062	-	-	-	1,062	-
Multifamily	783	-	-	-	783	-
HELOC	60	-	-	-	60	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$27,303	$2,703	$-	$13,500	$43,506	$11,267

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$5,960	$2,055	$-	$8,015	$762
Leases	-	-	-	-	-	-
Commercial real estate – investor	11,345	-	-	-	11,345	5,682
Commercial real estate – owner occupied	19,809	-	-	-	19,809	-
Construction	-	-	-	-	-	-
Residential real estate – investor	26	-	-	-	26	-
Residential real estate – owner occupied	844	-	-	-	844	-
Multifamily	782	-	-	-	782	-
HELOC	53	-	-	-	53	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$32,859	$5,960	$2,055	$-	$40,874	$6,444

An aged analysis of past due loans by classification of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
June 30, 2026	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$50	-	15,020	15,070	898,457	$913,527	$-
Leases	1,462	556	1,740	3,758	533,439	537,197	-
Commercial real estate – investor	194	-	8,712	8,906	1,150,262	1,159,168	-
Commercial real estate – owner occupied	-	84	8,609	8,693	658,952	667,645	312
Construction	-	-	1,687	1,687	151,866	153,553	-
Residential real estate – investor	1,043	80	507	1,630	63,503	65,133	-
Residential real estate – owner occupied	254	104	1,028	1,386	241,382	242,768	274
Multifamily	578	-	1,094	1,672	361,680	363,352	-
HELOC	3,018	449	592	4,059	235,248	239,307	-
Powersport	11,183	3,705	2,211	17,099	666,840	683,939	2,051
Other	179	70	322	571	219,710	220,281	99
Total	$17,961	$5,048	$41,522	$64,531	$5,181,339	$5,245,870	$2,736

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$565	-	4,746	5,311	836,819	$842,130	$1,241
Leases	2,116	595	1,677	4,388	543,868	548,256	471
Commercial real estate – investor	10,604	89	-	10,693	1,201,691	1,212,384	-
Commercial real estate – owner occupied	7,176	819	11,389	19,384	687,183	706,567	250
Construction	1,546	1,349	635	3,530	170,100	173,630	-
Residential real estate – investor	120	699	152	971	69,254	70,225	-
Residential real estate – owner occupied	7,983	562	757	9,302	221,130	230,432	141
Multifamily	404	313	1,070	1,787	337,344	339,131	-
HELOC	5,219	441	451	6,111	229,182	235,293	-
Powersport	13,796	4,860	2,778	21,434	675,525	696,959	2,710
Other	1,873	702	217	2,792	194,332	197,124	66
Total	$51,402	$10,429	$23,872	$85,703	$5,166,428	$5,252,131	$4,879

The table presents all nonaccrual loans as of June 30, 2026, and December 31, 2025:

Nonaccrual loan detail	June 30, 2026	With no ACL	December 31, 2025	With no ACL
Commercial	$17,723	$11,723	$8,520	$5,520
Leases	2,930	2,930	2,428	2,428
Commercial real estate – investor	8,741	351	11,377	32
Commercial real estate – owner occupied	16,104	2,363	19,493	19,493
Construction	1,838	1,838	737	737
Residential real estate – investor	662	662	681	681
Residential real estate – owner occupied	2,019	2,019	1,711	1,711
Multifamily	1,197	1,197	1,494	1,494
HELOC	2,054	2,054	1,222	1,222
Powersport	198	198	68	68
Other	281	281	221	221
Total	$53,747	$25,616	$47,952	$33,607

The Company recognized $53,000 and $56,000 of interest on nonaccrual loans during the three months ended and six months ended June 30, 2026, and $15,000 and $54,000 of interest on nonaccrual loans during the three months ended and six months ended June 30, 2025, respectively.

Credit Quality Indicators

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison to industry averages, historical payment experience, and current economic trends. This analysis includes loans with outstanding balances or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit, residential real estate – owner occupied, powersports, and other loan categories. Loans with a classified risk rating are reviewed quarterly regardless of size or loan type. The Company uses the following definitions for classified risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The substandard credit quality indicator includes both problem loans that are currently performing and nonperforming loans.

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

For residential owner-occupied, HELOC, powersport, and the other loan portfolios, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are those that are either 90 days or more past due and accruing or are on nonaccrual, and all other loans not meeting these criteria are considered performing as presented on page 24.

Credit quality indicators by loan classification and contractual loan origination date at June 30, 2026, were as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$189,762	$225,994	$120,164	$88,728	$17,128	$15,785	$204,510	$-	$862,071
Special Mention	-	-	960	-	-	-	10,850	-	11,810
Substandard	-	374	679	8,403	1,348	77	22,765	-	33,646
Doubtful	-	-	-	6,000	-	-	-	-	6,000
Total commercial	189,762	226,368	121,803	103,131	18,476	15,862	238,125	-	913,527

Leases
Pass	107,664	207,519	$135,481	59,437	17,540	6,381	-	-	534,022
Special Mention	-	-	-	-	202	43	-	-	245
Substandard	-	357	687	1,107	779	-	-	-	2,930
Total leases	107,664	207,876	136,168	60,544	18,521	6,424	-	-	537,197

Commercial real estate – investor
Pass	103,461	280,870	175,348	105,888	249,248	216,023	6,174	-	1,137,012
Special Mention	-	432	7,149	-	1,130	2,183	-	-	10,894
Substandard	-	-	8,390	114	1,665	1,093	-	-	11,262
Total commercial real estate – investor	103,461	281,302	190,887	106,002	252,043	219,299	6,174	-	1,159,168

Commercial real estate – owner occupied
Pass	90,486	190,041	55,957	57,289	49,420	151,773	9,215	-	604,181
Special Mention	-	-	-	1,701	3,181	-	-	-	4,882
Substandard	-	2,107	5,400	20,371	5,200	24,755	-	749	58,582
Total commercial real estate – owner occupied	90,486	192,148	61,357	79,361	57,801	176,528	9,215	749	667,645

Credit quality indicators by loan classification and contractual loan origination date at June 30, 2026, continued:
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Construction
Pass	4,627	73,174	35,590	486	25,601	1,099	-	-	140,577
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	102	1,936	885	9,938	115	-	-	12,976
Total construction	4,627	73,276	37,526	1,371	35,539	1,214	-	-	153,553

Residential real estate – investor
Pass	3,436	10,595	5,377	2,866	14,556	25,188	2,453	-	64,471
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	662	-	-	662
Total residential real estate – investor	3,436	10,595	5,377	2,866	14,556	25,850	2,453	-	65,133

Residential real estate – owner occupied
Pass	27,764	41,497	10,350	23,335	34,652	101,878	1,216	-	240,692
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	145	337	1,594	-	-	2,076
Total residential real estate – owner occupied	27,764	41,497	10,350	23,480	34,989	103,472	1,216	-	242,768

Multifamily
Pass	31,598	55,306	19,629	78,149	92,669	84,733	71	-	362,155
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	886	311	-	-	1,197
Total multifamily	31,598	55,306	19,629	78,149	93,555	85,044	71	-	363,352

HELOC
Pass	2,907	2,525	1,882	1,453	1,466	4,445	222,379	-	237,057
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	60	-	-	274	1,916	-	2,250
Total HELOC	2,907	2,525	1,942	1,453	1,466	4,719	224,295	-	239,307

Powersport
Pass	172,661	252,905	130,763	79,802	36,565	11,045	-	-	683,741
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3	86	45	38	26	-	-	198
Total Powersport	172,661	252,908	130,849	79,847	36,603	11,071	-	-	683,939

Other
Pass	53,642	67,367	24,816	16,246	44,802	6,757	6,333	-	219,963
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	93	198	27	-	-	318
Total other	53,642	67,367	24,816	16,339	45,000	6,784	6,333	-	220,281

Total loans
Pass	788,008	1,407,793	715,357	513,679	583,647	625,107	452,351	-	5,085,942
Special Mention	-	432	8,109	1,701	4,513	2,226	10,850	-	27,831
Substandard	-	2,943	17,238	31,163	20,389	28,934	24,681	749	126,097
Doubtful	-	-	-	6,000	-	-	-	-	6,000
Total loans	$788,008	$1,411,168	$740,704	$552,543	$608,549	$656,267	$487,882	$749	$5,245,870

Credit quality indicators by loan classification and loan origination date at December 31, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$275,155	$161,529	$94,487	$22,843	$8,699	$9,730	$214,846	$125	$787,414
Special Mention	-	-	-	212	-	-	2,917	-	3,129
Substandard	231	926	19,241	3,611	291	-	27,287	-	51,587
Total commercial	275,386	162,455	113,728	26,666	8,990	9,730	245,050	125	842,130

Leases
Pass	247,515	172,825	$84,533	27,993	10,164	2,038	-	-	545,068
Special Mention	-	-	374	263	123	-	-	-	760
Substandard	-	214	469	1,745	-	-	-	-	2,428
Total leases	247,515	173,039	85,376	30,001	10,287	2,038	-	-	548,256

Commercial real estate – investor
Pass	296,219	217,761	120,630	255,701	199,993	99,144	6,371	-	1,195,819
Special Mention	82	-	-	-	41	2,197	-	-	2,320
Substandard	-	9,703	1,677	1,690	-	1,175	-	-	14,245
Total commercial real estate – investor	296,301	227,464	122,307	257,391	200,034	102,516	6,371	-	1,212,384

Commercial real estate – owner occupied
Pass	193,988	76,480	67,749	76,670	106,107	103,545	10,309	-	634,848
Special Mention	-	-	161	3,542	2,153	1,782	-	-	7,638
Substandard	58	-	20,929	8,996	20,252	13,846	-	-	64,081
Total commercial real estate – owner occupied	194,046	76,480	88,839	89,208	128,512	119,173	10,309	-	706,567

Construction
Pass	53,522	48,906	31,121	27,500	332	828	-	-	162,209
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	102	-	1,454	9,526	-	339	-	-	11,421
Total construction	53,624	48,906	32,575	37,026	332	1,167	-	-	173,630

Residential real estate – investor
Pass	13,993	5,729	3,677	15,256	15,288	10,743	4,397	-	69,083
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	461	681	-	-	1,142
Total residential real estate – investor	13,993	5,729	3,677	15,256	15,749	11,424	4,397	-	70,225

Residential real estate – owner occupied
Pass	42,941	11,580	25,594	35,826	30,264	81,123	1,207	-	228,535
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	151	202	142	1,402	-	-	1,897
Total residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

Multifamily
Pass	56,753	20,133	50,464	96,747	70,496	40,926	2,118	-	337,637
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	124	892	313	165	-	-	1,494
Total multifamily	56,753	20,133	50,588	97,639	70,809	41,091	2,118	-	339,131

HELOC
Pass	2,888	2,192	1,700	1,646	278	4,480	220,643	-	233,827
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	240	1,226	-	1,466
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Pass	323,072	180,099	114,212	57,740	17,237	4,531	-	-	696,891
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	22	44	-	-	2	-	-	68
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Pass	81,405	31,889	19,599	48,615	1,729	7,282	6,335	-	196,854
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	163	74	27	6	-	-	270
Total other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total loans
Pass	1,587,451	929,123	613,766	666,537	460,587	364,370	466,226	125	5,088,185
Special Mention	82	-	535	4,017	2,317	3,979	2,917	-	13,847
Substandard	391	10,865	44,252	26,736	21,486	17,856	28,513	-	150,099
Total loans	$1,587,924	$939,988	$658,553	$697,290	$484,390	$386,205	$497,656	$125	$5,252,131

The following vintage tables present the amortized cost basis of non-risk rated loans by class and year of origination, based on the Company’s credit quality indicator for such loans as of June 30, 2026 and December 31, 2025. For these loan classes, the Company monitors credit quality based on performing and nonperforming status rather than internal risk ratings.

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$27,763	41,497	10,350	23,336	34,652	101,661	1,216	$-	$240,475
Nonperforming	-	-	-	145	337	1,811	-	-	2,293
Total Residential real estate – owner occupied	27,763	41,497	10,350	23,481	34,989	103,472	1,216	-	242,768

HELOC
Performing	2,907	2,525	1,882	1,453	1,466	4,465	222,555	-	237,253
Nonperforming	-	-	60	-	-	254	1,740	-	2,054
Total HELOC	2,907	2,525	1,942	1,453	1,466	4,719	224,295	-	239,307

Powersport
Performing	172,592	252,291	130,319	79,377	36,221	10,890	-	-	681,690
Nonperforming	69	617	530	470	382	181	-	-	2,249
Total Powersport	172,661	252,908	130,849	79,847	36,603	11,071	-	-	683,939

Other
Performing	53,642	67,307	24,816	16,246	44,803	6,754	6,333	-	219,901
Nonperforming	-	60	-	93	197	30	-	-	380
Total Other	53,642	67,367	24,816	16,339	45,000	6,784	6,333	-	220,281

Total non-risk rated loans
Performing	256,904	363,620	167,367	120,412	117,142	123,770	230,104	-	1,379,319
Nonperforming	69	677	590	708	916	2,276	1,740	-	6,976
Total non-risk rated loans	$256,973	364,297	167,957	121,120	118,058	126,046	231,844	-	1,386,295

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$42,941	$11,580	$25,594	$35,826	$30,264	$81,168	$1,207	$-	$228,580
Nonperforming	-	-	151	202	142	1,357	-	-	1,852
Total Residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

HELOC
Performing	2,888	2,192	1,700	1,646	278	4,499	220,868	-	234,071
Nonperforming	-	-	-			221	1,001	-	1,222
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Performing	322,369	179,391	113,725	57,266	17,026	4,404	-	-	694,181
Nonperforming	703	730	531	474	211	129	-	-	2,778
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Performing	81,405	31,889	19,596	48,615	1,730	7,267	6,335	-	196,837
Nonperforming	-	-	166	74	26	21		-	287
Total Other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total non-risk rated loans
Performing	449,603	225,052	160,615	143,353	49,298	97,338	228,410	-	1,353,669
Nonperforming	703	730	848	750	379	1,728	1,001	-	6,139
Total non-risk rated loans	$450,306	225,782	161,463	144,103	49,677	99,066	229,411	-	1,359,808

The gross charge-offs activity by loan type and year of origination for the six months ended June 30, 2026 and 2025, were as follows:

Six months ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial	$-	-	34	4,290	-	6	$4,330
Leases	-	-	49	10	597	2	658
Commercial real estate – investor	-	1,175	-	1,645	-	3,932	6,752
Commercial real estate – owner occupied	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	2	-	-	2
Powersport	193	2,982	2,153	1,474	973	478	8,253
Other	-	7	-	93	715	154	969
Total	$193	$4,164	$2,236	$7,514	$2,285	$4,572	$20,964

Six months ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	76	3,102	-	1,386	7	$4,571
Leases	-	-	85	22	-	-	107
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-	-	-	-	-	47	47
Construction	-	-	-	834	-	-	834
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Powersport	-	-	-	-	-	-	-
Other	-	5	7	-	4	186	202
Total	$-	$81	$3,194	$856	$1,390	$240	$5,761

The Company had $2.6 million and $379,000 in residential real estate loans in the process of foreclosure as of June 30, 2026, and December 31, 2025, respectively.

There were 30 loans modified during the six-month period ending June 30, 2026, totaling $47.0 million in aggregate, which were experiencing financial difficulty. Of the 30 loans modified in the first six months of 2026, six loans had also been modified in prior periods. There were 22 loans modified during the six-month period ending June 30, 2025, totaling $57.0 million in aggregate, which were experiencing financial difficulty.

The following tables present the amortized costs basis of loans at June 30, 2026, and June 30, 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026, and June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended June 30, 2026	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$8,279	$-	$-	$-	$2,703	$10,982	1.2%
Commercial real estate – investor	-	-	-	7,773	-	7,773	0.7
Commercial real estate – owner occupied	8,262	-	-	-	-	8,262	1.2
Construction	586	-	-	-	-	586	0.4
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	-	-	-	-
Powersport	-	79	9	-	-	88	0.0
Other	-	11	-	-	-	11	0.0
Total	$17,127	$90	$9	$7,773	$2,703	$27,702	0.5%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Six months ended June 30, 2026	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$8,522	$-	$-	$-	$2,703	$11,225	1.2%
Commercial real estate – investor	-	-	-	7,773	-	7,773	0.7
Commercial real estate – owner occupied	27,071	-	-	-	-	27,071	4.1
Construction	586	-	-	-	-	586	0.4
Multifamily	-	-	-	-	-	-	-
HELOC	150	-	-	-	-	150	0.1
Powersport	-	147	9	-	-	156	0.0
Other	-	11	-	-	-	11	0.0
Total	$36,329	$158	$9	$7,773	$2,703	$46,972	0.9%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Three months ended June 30, 2025	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$5,447	$-	$-	$-	$6,357	$11,804	1.6%
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	12,119	-	-	300	3,221	15,640	2.4
Construction	-	-	-	-	-	-	-
Multifamily	192	-	-	-	-	192	0.1
HELOC	-	-	-	-	-	-	-
Powersport	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$17,758	$-	$-	$300	$9,578	$27,636	0.7%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Six months ended June 30, 2025	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$5,447	$-	$-	$-	$6,357	$11,804	1.6%
Commercial real estate – investor	-	-	-	12,311	13,107	25,418	2.3
Commercial real estate – owner occupied	16,050	-	-	300	3,221	19,571	3.0
Construction	-	-	-	-	-	-	-
Multifamily	192	-	-	-	-	192	0.1
HELOC	-	-	-	-	-	-	-
Powersport	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$21,689	$-	$-	$12,611	$22,685	$56,985	1.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of June 30, 2026, and June 30, 2025.

June 30, 2026	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$-	$-	$-	$-	$16,007	$16,007
Leases	-	-	-	-	-	-
Commercial real estate – investor	-	-	8,391	8,391	7,802	16,193
Commercial real estate – owner occupied	-	-	5,400	5,400	29,825	35,225
Construction	-	-	-	-	586	586
Residential real estate – investor	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	234	234
Powersport	11	4	27	42	158	200
Other	-	11	-	11	22	33
Total	$11	$15	$13,818	$13,844	$54,634	$68,478

June 30, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$1,609	$-	$-	$1,609	$10,195	$11,804
Leases	-	-	-	-	-	-
Commercial real estate – investor	-	-	-	-	28,453	28,453
Commercial real estate – owner occupied	300	3,806	2,151	6,257	13,314	19,571
Construction	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	192	192	1,184	1,376
HELOC	-	-	-	-	-	-
Powersport	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$1,909	$3,806	$2,343	$8,058	$53,146	$61,204

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and June 30, 2025. The financial impact of these modifications was immaterial.

Three months ended June 30, 2026	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	9.27	-%	-
Commercial real estate – investor	42.00	2.10	-
Commercial real estate – owner occupied	5.83	-	-
Construction	4.00	-	-
Multifamily	-	-	-
HELOC	-	-	-
Powersport	14.87	(1.13)	-
Other	1.00	(3.10)	-
Total	17.33	2.06%	-

Six months ended June 30, 2026	Weighted-Average Term Modification (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	10.40	-%	-
Commercial real estate – investor	42.00	2.10	-
Commercial real estate – owner occupied	5.95	-	-
Construction	4.00	-	-
Multifamily	-	-	-
HELOC	24.00	-	-
Powersport	7.44	(1.49)	-
Other	1.00	(3.10)	-
Total	13.02	2.02%	-

Three months ended June 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.84	-%	-
Commercial real estate – investor	-	-	-
Commercial real estate – owner occupied	6.21	0.82	-
Construction	-	-	-
Multifamily	6.00	-	-
HELOC	-	-	-
Powersport	-	-	-
Other	-	-	-
Total	5.62	0.82%	-

Six months ended June 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	4.84	-%	2.00
Commercial real estate – investor	9.00	(1.00)	-
Commercial real estate – owner occupied	5.89	0.82	2.00
Construction	-	-	-
Multifamily	6.00	-	-
HELOC	-	-	-
Powersport	-	-	-
Other	-	-	-
Total	7.06	(0.96)%	2.00

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2026	2025	2026	2025
Balance at beginning of period	$632	$2,878	$1,427	$21,617
Property additions, net of participation sold	-	4,989	632	4,989
Less:
Carrying value of property disposals, net of participation sold	-	1,224	1,427	19,509
Period valuation adjustments	10	157	10	611
Balance at end of period	$622	$6,486	$622	$6,486

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$-	$853	$632	$1,862
Provision for valuation reserves	10	157	10	611
Reductions taken on sales	-	(448)	(632)	(1,911)
Balance at end of period	$10	$562	$10	$562

Expenses related to OREO, net of lease revenue, include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Gain) loss on sales, net	$-	$(76)	$(98)	$160
Provision for valuation reserves	10	157	10	611
Operating expense (income) (1)	42	(393)	(44)	1,520
Less:
Lease revenue	-	(347)	2	383
Net OREO expense (income)	$52	$35	$(134)	$1,908

1 Operating income for the six months ended June 30, 2026 includes a $235,000 net gain on transfer as the fair value less cost to sell on one property transfer exceeded the book value of the loan.

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2026	December 31, 2025
Noninterest bearing demand	$1,746,755	$1,739,117
Savings	1,106,626	1,121,888
NOW accounts	718,259	693,573
Money market accounts	946,647	930,079
Certificates of deposit of less than $100,000	409,557	489,879
Certificates of deposit of $100,000 through $250,000	342,574	412,655
Certificates of deposit of more than $250,000	174,270	208,878
Total deposits	$5,444,688	$5,596,069

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2026, and December 31, 2025. Junior subordinated debentures are discussed in more detail in Note 8:

	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$23,241	$23,769
Other short-term borrowings	375,000	215,000
Junior subordinated debentures[1]	25,774	25,774
Subordinated debentures	29,798	59,552
Notes payable and other borrowings[2]	14,850	14,825
Total borrowings	$468,663	$338,920

1 See Note 8: Junior Subordinated Debentures.

2 Long-term FHLBC advance, net of purchase accounting adjustment.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $23.2 million at June 30, 2026, and $23.8 million at December 31, 2025. The average amount and weighted average rate for the quarter ended June 30, 2026 was $21.3 million and 0.79% with the maximum month-end amount recorded at $23.2 million at June 30, 2026. The average amount and weighted average rate for the quarter ended June 30, 2025 was $35.4 million and 0.71% with the maximum month-end amount recorded at $47.3 million at June 30, 2025. The fair value of the pledged collateral was $73.4 million at June 30, 2026, and $74.0 million at December 31, 2025. At June 30, 2026, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. The outstanding balance of our short-term FHLBC advances was $375.0 million as of June 30, 2026, and $215.0 million as of December 31, 2025. The outstanding balance of our long-term FHLBC advances, net of purchase accounting adjustments, were $14.9 million as of June 30, 2026, and $14.8 million as of December 31, 2025. FHLBC stock held at June 30, 2026, was valued at $19.4 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.43 billion, which carried a FHLBC-calculated combined collateral value of $938.6 million. The Company had excess collateral of $547.3 million available to secure borrowings at June 30, 2026.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 273 basis points, payable quarterly in arrears. On April 15, 2026, we redeemed $30.0 million of the total $60.0 million subordinated debt held, which was the same date this debt changed from a 3.50% fixed rate to Three-Month Term SOFR plus 273 basis points. The rate in effect at June 30, 2026 is 6.41%.  As of June 30, 2026, we had $29.8 million of subordinated debentures outstanding, and as of December 31, 2025, we had $59.6 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.50% for the quarter ended June 30, 2026, and 4.48% for the quarter ended June 30, 2025. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of June 30, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”); to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of June 30, 2026, 1,091,803 shares remained available for issuance under the 2019 Plan.

Generally, restricted stock units granted under the 2019 Plan vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change the terms of particular awards including the vesting schedule.

Under the 2019 Plan, unless otherwise provided in an award agreement, upon the occurrence of a change in control, all equity awards then held by the participant will become fully exercisable immediately and all stock awards and cash incentive awards will become fully earned and vested immediately if, (i) the 2019 Plan is not an obligation of the successor entity following a change in control or (ii) the 2019 Plan is an obligation of the successor entity following a change in control and the participant incurs a termination of service without cause or for good reason following the change in control. Notwithstanding the immediately preceding sentence, if the vesting of an award is conditioned upon the achievement of performance measures, then such vesting will generally be subject to the following: if, at the time of the change in control, the performance measures are less than 50% attained (pro rata based upon the time of the period through the change in control), the award will become vested and exercisable on a fractional basis with the numerator being equal to the percentage of attainment and the denominator being 50%; and if, at the time of the change in control, the performance measures are at least 50% attained (pro rata based upon the time of the period through the change in control), the award will become fully earned and vested immediately upon the change in control.

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

There were 306,823 and 270,051 restricted stock units issued under the 2019 Plan during the six months ended June 30, 2026, and June 30, 2025, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost, including related dividend equivalent expense, that has been recorded for the 2019 Plan was $3.1 million for the six months ended June 30, 2026, and $2.7 million for the six months ended June 30, 2025. The tax benefit recorded was $386,000 and $308,000 for the three months ended June 30, 2026 and June 30, 2025, respectively.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2026, is as follows:

	June 30, 2026
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	812,179	$16.31
Granted	306,823	20.66
Vested	(247,402)	17.44
Forfeited	(18,845)	17.28
Unvested at June 30	852,755	$17.52

Total unrecognized compensation cost of restricted awards was $8.3 million as of June 30, 2026, which is expected to be recognized over a weighted-average period of 2.07 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Weighted-average common shares outstanding	51,250,245	45,053,650	51,846,961	45,010,925
Net income	$28,179	$21,822	$53,764	$41,652
Basic earnings per share	$0.55	$0.49	$1.04	$0.93

Diluted earnings per share:
Weighted-average common shares outstanding	51,250,245	45,053,650	51,846,961	45,010,925
Dilutive effect of unvested restricted awards [1]	870,092	785,815	861,476	769,687
Diluted average common shares outstanding	52,120,337	45,839,465	52,708,437	45,780,612

Net Income	$28,179	$21,822	$53,764	$41,652
Diluted earnings per share	$0.54	$0.48	$1.02	$0.91

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At June 30, 2026, the Bank exceeded those thresholds.

At June 30, 2026, the Bank’s Tier 1 capital leverage ratio was 12.05%, an increase of 56 basis points from December 31, 2025, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.77%, an increase of 55 basis points from December 31, 2025, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2026, and December 31, 2025.

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

At June 30, 2026, and December 31, 2025, Old Second Bancorp, Inc. and its bank subsidiary exceeded the regulatory minimums and Old Second National Bank met the regulatory definition of “well capitalized” based on the most recent regulatory definition.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Common equity tier 1 capital to risk weighted assets
Consolidated	$786,822	13.28%	$414,741	7.00%	N/A	N/A
Old Second National Bank	811,451	13.72	414,006	7.00	$384,434	6.50%
Total capital to risk weighted assets
Consolidated	904,024	15.26	622,035	10.50	N/A	N/A
Old Second National Bank	873,652	14.77	621,080	10.50	591,504	10.00
Tier 1 capital to risk weighted assets
Consolidated	811,822	13.70	503,685	8.50	N/A	N/A
Old Second National Bank	811,451	13.72	502,721	8.50	473,149	8.00
Tier 1 capital to average assets
Consolidated	811,822	12.05	269,484	4.00	N/A	N/A
Old Second National Bank	811,451	12.05	269,361	4.00	336,702	5.00

December 31, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$774,990	12.99%	$417,624	7.00%	N/A	N/A
Old Second National Bank	785,569	13.17	417,539	7.00	$387,714	6.50%
Total capital to risk weighted assets
Consolidated	922,259	15.46	626,373	10.50	N/A	N/A
Old Second National Bank	847,838	14.22	626,041	10.50	596,229	10.00
Tier 1 capital to risk weighted assets
Consolidated	799,990	13.41	507,078	8.50	N/A	N/A
Old Second National Bank	785,569	13.17	507,011	8.50	477,187	8.00
Tier 1 capital to average assets
Consolidated	799,990	11.70	273,501	4.00	N/A	N/A
Old Second National Bank	785,569	11.49	273,479	4.00	341,849	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of June 30, 2026, the Bank had capacity to pay dividends of $80.6 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the six-month period ended June 30, 2026 and June 30, 2025.

The Company has certain assets and liabilities measured at fair value. The majority of those assets and liabilities are measured using Level 2 measurement methods. The following is a description of the techniques used to measure all assets and liabilities using Level 2 techniques at fair value as of June 30, 2026, and December 31, 2025:

●	Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings, and matrix pricing.
●	Other government-sponsored agency securities, mortgage-backed securities (“MBS”), collateralized mortgage obligations (“CMO”), and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.
●	State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems). Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Asset-backed collateralized loan obligations (“CLO”), and asset-backed securities (“ABS”) were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations. For securities where quoted prices or market prices are not available, fair value is calculated using discounted cash flows or other market indicators (level 3).
●	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices for similar loans.
●	Mortgage banking derivatives, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third-party investors, as well as forward commitments for future delivery of MBS, are considered derivatives. Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.
●	The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value. The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.
●	Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2026 and December 31, 2025, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$144,387	$-	$-	$144,387
U.S. government agencies	-	68,404	-	68,404
U.S. government agencies mortgage-backed	-	81,236	-	81,236
States and political subdivisions	-	191,000	6,945	197,945
Collateralized mortgage obligations	-	343,061	-	343,061
Asset-backed securities	-	34,187	4,938	39,125
Collateralized loan obligations	-	165,856	-	165,856
Equity securities	-	746	-	746
Loans held-for-sale	-	2,349	-	2,349
Mortgage servicing rights	-	-	9,825	9,825
Interest rate derivatives [1]	-	3,856	-	3,856
Total	$144,387	$890,695	$21,708	$1,056,790

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$475	$-	$475
Mortgage banking derivatives	-	12	-	12
Total	$-	$487	$-	$487

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$165,860	$-	$-	$165,860
U.S. government agencies	-	29,176	-	29,176
U.S. government agencies mortgage-backed	-	88,780	-	88,780
States and political subdivisions	-	199,428	6,947	206,375
Collateralized mortgage obligations	-	359,305	-	359,305
Asset-backed securities	-	40,966	4,850	45,816
Collateralized loan obligations	-	194,464	-	194,464
Equity securities	-	747	-	747
Loans held-for-sale	-	3,645	-	3,645
Mortgage servicing rights	-	-	9,459	9,459
Interest rate derivatives [1]	-	4,321	-	4,321
Mortgage banking derivatives	-	31	-	31
Total	$165,860	$920,863	$21,256	$1,107,979

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,157	$-	$1,157
Total	$-	$1,157	$-	$1,157

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2026
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2026	$4,850	$6,947	$9,459
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	52
Included in other comprehensive income	(10)	5	-
Purchases, issuances, sales, and settlements
Purchases	474	-	-
Issuances	-	-	670
Settlements	(376)	(7)	(356)
Ending balance June 30, 2026	$4,938	$6,945	$9,825

	Six Months Ended June 30, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(883)
Included in other comprehensive income	(11)	(705)	-
Purchases, issuances, sales, and settlements
Purchases	461	-	-
Issuances	-	-	407
Settlements	(269)	(85)	(218)
Ending balance June 30, 2025	$3,435	$11,106	$9,680

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2026:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,945	Discounted Cash Flow	Discount Rate	3.6 - 3.6%	3.6%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,938	Discounted Cash Flow	Discount Rate	5.3 - 5.3%	5.3%

Mortgage servicing rights	$9,825	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	4.4 - 31.2%	7.9%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as December 31, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,947	Discounted Cash Flow	Discount Rate	3.5 - 3.6%	3.5%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,850	Discounted Cash Flow	Discount Rate	4.9 - 4.9%	4.9%

Mortgage servicing rights	$9,459	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	0.0 - 33.2%	8.2%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. The following is a description of the techniques used to measure these assets using Level 3 techniques at fair value as of June 30, 2026, and December 31, 2025:

●	The fair value of individually evaluated loans with specific allocations of the allowance for credit losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
●	Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on third-party appraisals of the property, resulting in a Level 3 classification, or an executed pending sales contract. In cases where the carrying amount exceeds the fair value, less costs to sell, a valuation loss is recognized.

For assets measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$32,239	$32,239
Other real estate owned, net[2]	-	-	622	622
Total	$-	$-	$32,861	$32,861

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral or another form of third-party valuation for collateral-dependent loans, which had a carrying amount of $43.5 million and a valuation allowance of $11.3 million, resulting in an increase of specific allocations within the allowance for credit losses on loans of $4.8 million for the six months ended June 30, 2026.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $622,000 at June 30, 2026, which is made up of the outstanding balance of $632,000, net of a valuation allowance of $10,000.

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

The Company has estimated the fair values of these assets based primarily on Level 3 inputs. OREO and individually evaluated loans are generally valued using the fair value of collateral provided by third-party appraisals. These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales. The numerical ranges of unobservable inputs for these valuation assumptions are not meaningful.

Note 13 – Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

P
	June 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$47,964	$47,964	$47,964	$-	$-
Interest earning deposits with financial institutions	95,369	95,369	95,369	-	-
Securities available-for-sale	1,040,760	1,040,760	144,387	884,490	11,883
FHLBC and FRBC stock	40,125	40,125	-	40,125	-
Loans held-for-sale	2,349	2,349	-	2,349	-
Net loans	5,175,490	5,092,909	-	-	5,092,909
Mortgage servicing rights	9,825	9,825	-	-	9,825
Interest rate swap and rate cap agreements	3,837	3,837	-	3,837	-
Interest receivable on securities and loans	29,562	29,562	-	29,562	-

Financial liabilities:
Noninterest bearing deposits	$1,746,755	$1,746,755	$1,746,755	$-	$-
Interest bearing deposits	3,697,933	3,690,225	-	3,690,225	-
Securities sold under repurchase agreements	23,241	23,241	-	23,241	-
Other short-term borrowings	375,000	375,000	-	375,000	-
Junior subordinated debentures	25,774	21,779	-	21,779	-
Subordinated debentures	29,798	28,748	-	28,748	-
Note payable and other borrowings	14,850	14,921	-	14,921	-
Interest rate swap and rate cap agreements	468	468	-	468	-
Interest rate lock commitments and forward contracts	12	12	-	12	-
Interest payable on deposits and borrowings	4,183	4,183	-	4,183	-

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$51,665	$51,665	$51,665	$-	$-
Interest earning deposits with financial institutions	72,360	72,360	72,360	-	-
Securities available-for-sale	1,090,523	1,090,523	165,860	912,866	11,797
FHLBC and FRBC stock	32,025	32,025	-	32,025	-
Loans held-for-sale	3,645	3,645	-	3,645	-
Net loans	5,179,830	5,032,472	-	-	5,032,472
Mortgage servicing rights	9,459	9,459	-	-	9,459
Interest rate swap and rate cap agreements	4,298	4,298	-	4,298	-
Interest rate lock commitments and forward contracts	31	31	-	31	-
Interest receivable on securities and loans	30,344	30,344	-	30,344	-

Financial liabilities:
Noninterest bearing deposits	$1,739,117	$1,739,117	$1,739,117	$-	$-
Interest bearing deposits	3,856,952	3,850,530	-	3,850,530	-
Securities sold under repurchase agreements	23,769	23,769	-	23,769	-
Other short-term borrowings	215,000	215,000	-	215,000	-
Junior subordinated debentures	25,774	21,522	-	21,522	-
Subordinated debentures	59,552	57,973	-	57,973	-
Note payable and other borrowings	14,825	15,049	-	15,049	-
Interest rate swap and rate cap agreements	1,143	1,143	-	1,143	-
Interest payable on deposits and borrowings	5,451	5,451	-	5,451	-

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

There are no interest rate swaps as of June 30, 2026 and December 31, 2025, designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. All of the interest rate swap cash flow hedges on loans held in the second quarter of 2025 matured during the third quarter of 2025.

An interest rate swap with a notional amount of $25.8 million as of June 30, 2026 and December 31, 2025, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $359,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of June 30, 2026 and December 31, 2025 were $122.5 million and $125.8 million, respectively. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At June 30, 2026, the Company had $70,000 of cash collateral pledged with one correspondent financial institution and held $3.7 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2026. At December 31, 2025, the Company had $660,000 of cash collateral pledged with one correspondent financial institution and held $3.5 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2025. No investment securities were required to be pledged to any correspondent financial institution during the first six months of 2026 or during 2025. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at June 30, 2026 and December 31, 2025 was $21.6 million and $14.8 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

Fair Value of Derivative Instruments

			June 30, 2026
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,369	Other Liabilities	-
Total derivatives designated as hedging instruments				3,369		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	11	122,459	Other Assets	468	Other Liabilities	468
Interest rate lock commitments and forward contracts	54	21,626	Other Assets	-	Other Liabilities	12
Other contracts	5	62,810	Other Assets	19	Other Liabilities	7
Total derivatives not designated as hedging instruments				487		487

			December 31, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,155	Other Liabilities	-
Total derivatives designated as hedging instruments				3,155		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	12	125,808	Other Assets	1,143	Other Liabilities	1,143
Interest rate lock commitments and forward contracts	40	14,790	Other Assets	31	Other Liabilities	-
Other contracts	5	63,080	Other Assets	23	Other Liabilities	14
Total derivatives not designated as hedging instruments				1,197		1,157

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives designated as hedging instruments totaled $2.4 million as of June 30, 2026 and $2.0 million as of June 30, 2025. The amount of the gain reclassified from AOCI to net interest income on the Income Statement was $142,000 for the six months ended June 30, 2026, and the amount of the loss reclassified from AOCI was $1.4 million for the six months ended June 30, 2025.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third-party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer-related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2026 and December 31, 2025.

The following table is a summary of letter of credit commitments:

	June 30, 2026			December 31, 2025
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$45	$30,285	$30,330	$118	$26,769	$26,887
Performance standby	565	5,989	6,554	512	8,666	9,178
	610	36,274	36,884	630	35,435	36,065
Non-borrower:
Performance standby	-	-	-	-	-	-
Total letters of credit	$610	$36,274	$36,884	$630	$35,435	$36,065

Unused loan commitments	$175,678	$565,605	$741,283	$174,479	$592,658	$767,137

As of June 30, 2026, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the second quarter of 2026, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.0 million. The resultant decrease in the ACL for unfunded commitments of $103,000 for the first six months of 2026 from $2.1 million as of December 31, 2025 was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, and our financial condition at June 30, 2026, compared to December 31, 2025. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and June 30, 2026 and 2025 amounts are unaudited. Certain items in prior periods have been reclassified to conform to the current presentation.

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

Business Overview

The Company is a bank holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 54 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois. These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services. We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate. We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area. We also have extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

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

As of July 1, 2025, Bancorp Financial had approximately $1.43 billion of total assets, $1.20 billion of total loans, and $1.23 billion of total deposits. The consideration paid totaled $189.4 million and consisted of 7.9 million shares of Old Second common stock and $48.9 million in cash. The systems conversion was successfully completed in October 2025. As of June 30, 2026, all acquisition related expenses have been reported and the measurement period is closed.

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

As of June 30, 2026, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the second quarter of 2026 was $28.2 million, or $0.54 per diluted share, compared to $25.6 million, or $0.48 per diluted share, for the first quarter of 2026, and $21.8 million, or $0.48 per diluted share, for the second quarter of 2025. Net income increased compared to the prior year like quarter, primarily due to the Bancorp Financial acquisition and the related growth in net interest income. Variances in the year over year period included an increase of $26.0 million in interest and dividend income and a $2.4 million increase in noninterest income, partially offset by a $6.9 million increase in interest expense, a $5.0 million increase in provision for credit losses, a $7.8 million increase in noninterest expense, and a $2.3 million increase in provision for income taxes. Net income in the second quarter of 2026 was negatively impacted by provision for credit losses of $7.5 million, compared to $9.5 million and $2.5 million recorded in the first quarter of 2026 and second quarter of 2025, respectively. Adjusted net income, a non-GAAP financial measure that excludes mortgage servicing rights mark to market gains or losses, net securities gains or losses, and acquisition related costs, net of gains on branch sales, as applicable, was $28.7 million for the second quarter of 2026, compared to $26.0 million for the first quarter of 2026, and $22.8 million for the second quarter of 2025.

See the discussion entitled “Non-GAAP Financial Measures” on page 47, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents:

Net Income and Earnings Per Share - GAAP and Adjusted	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2025	2026	2025

Income before income taxes (GAAP)	$37,838	$34,064	$29,213	$71,902	$55,413
Pre-tax income adjustments:
MSR losses	152	152	531	304	1,101
Acquisition related costs, net of (gains) losses on branch sales	526	349	810	875	1,264
Adjusted net income before taxes	38,516	34,565	30,554	73,081	57,778
Taxes on adjusted net income	9,832	8,604	7,730	18,436	14,349
Adjusted net income (non-GAAP)	$28,684	$25,961	$22,824	$54,645	$43,429

Basic earnings per share (GAAP)	$0.55	$0.49	$0.49	$1.04	$0.93
Diluted earnings per share (GAAP)	0.54	0.48	0.48	1.02	0.91
Adjusted basic earnings per share (non-GAAP)	0.56	0.49	0.50	1.05	0.96
Adjusted diluted earnings per share (non-GAAP)	0.55	0.49	0.50	1.04	0.95

Total average assets	6,852,937	6,859,164	5,736,704	6,856,033	5,705,074

Return on average assets (GAAP)	1.65%	1.51%	1.53%	1.58%	1.47%
Adjusted return on average assets (non-GAAP)	1.68	1.53	1.60	1.61	1.53

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended June 30, 2026, compared to the like period ended June 30, 2025:

●	Net interest and dividend income was $83.3 million for the second quarter of 2026, compared to $64.2 million for the second quarter of 2025. The increase in net interest and dividend income in the second quarter of 2026 was primarily driven by the acquisition of Bancorp Financial, and the resultant growth in loan interest and fee income.

●	We recorded a net provision for credit losses on loans and leases of $7.5 million in the second quarter of 2026, driven by quarterly net charge-offs of $9.2 million. We recorded a net provision for credit losses of $2.5 million in the second quarter of 2025, $2.2 million of which was related to credit losses on loans and leases.

●	Noninterest income was $13.3 million for the second quarter of 2026, compared to $10.9 million for the second quarter of 2025, which is an increase of $2.4 million, or 21.7%. Contributing to the higher noninterest income was a $551,000 increase in other income as a result of powersport and other consumer fee income. Also contributing to the growth in noninterest income during the quarter, compared to the prior year like quarter, were increases in wealth management, residential mortgage banking revenue primarily due to a decrease in MSR mark to market losses, and an increase in the cash surrender value of BOLI as a result of an increase in the market value of our COLI policies due primarily to more favorable market interest rates.

●	Noninterest expense was $51.3 million for the second quarter of 2026, compared to $43.4 million for the second quarter of 2025, an increase of $7.8 million, or 18.0%. The increase in noninterest expense in the second quarter of 2026, compared to the prior year like quarter, was primarily due to the Bancorp Financial acquisition and the corresponding growth in employees and operations, which resulted in higher salaries and employee benefits, and increases in occupancy, furniture and equipment, computer and data processing, consumer credit expense, and other expense. Growth in consumer credit expense is attributable to the acquired powersport loan portfolio and consists primarily of title fees, credit checks, collection expenses, statement costs, and the cost of the onboarding software utilized.

●	We had a provision for income tax expense of $9.7 million for the second quarter of 2026, compared to a provision for income tax expense of $7.4 million for the second quarter of 2025. The effective tax rate for these two periods was 25.5% and 25.3%, respectively.

●	As of June 30, 2026, total loans decreased by $6.3 million compared to the year ended December 31, 2025, but increased $1.25 billion compared to June 30, 2025. The increase from the prior year like period is primarily driven by the $1.20 billion of loans acquired in our acquisition of Bancorp Financial.

●	Nonaccrual loans totaled $53.7 million as of June 30, 2026, which is an increase of $5.8 million compared to December 31, 2025, and an increase of $21.8 million compared to June 30, 2025. The increase in nonaccrual loans as of June 30, 2026, compared to December 31, 2025, was primarily due to inflows of $23.6 million on 73 loans, consisting primarily of 19 commercial loans totaling $18.5 million. The inflows are partially offset by $5.0 million of paid off nonaccrual loans, $6.6 million of upgraded or charged-off loans, and $6.0 million of reduction of principal from payments and partial charge offs. The increase in nonaccrual loans year over year is partially due to the growth in the loan portfolio due to the Bancorp Financial acquisition, as well as two larger credits which moved to nonperforming status in the first quarter and with partial charge-offs taken in the second quarter of 2026 within the commercial loan types. These two credits had an aggregate balance of $16.5 million, in the first quarter, before related charge-offs of $3.0 million in the second quarter. The increase in loans past due 90 days or more was driven primarily by the two commercial credits totaling $16.5 million previously mentioned, as well as an $8.5 million commercial real estate-investor loan that was placed on nonaccrual status during the second quarter of 2026. Nonperforming loans as a percent of total loans was 1.1% as of June 30, 2026, compared to 1.0% as of December 31, 2025, and 0.8% as of June 30, 2025. Classified assets decreased to $133.5 million as of June 30, 2026, reflecting a decrease of $19.4 million, or 12.7%, from December 31, 2025, but an increase of $29.2 million, or 28.0%, from June 30, 2025.

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

Results of Operations

Overview

Three months ended June 30, 2026 and 2025

Our income before taxes was $37.8 million in the second quarter of 2026, compared to $29.2 million in the second quarter of 2025. Net interest and dividend income increased $19.1 million, and provision for credit losses increased $5.0 million in the second quarter of 2026, compared to the like 2025 quarter. Income before taxes was also affected by a $2.4 million increase in noninterest income and a $7.8 million increase in noninterest expense. The noninterest expense increase of $7.8 million is primarily due to a $3.2 million increase in salary and employee benefits expense primarily attributable to the additional employees retained in the Bancorp Financial acquisition as well as increases in stock comp expense, payroll taxes, 401(k) expense, and deferred compensation expense. Also contributing to the increase in noninterest expense was a $641,000 increase in occupancy, furniture and equipment, a $525,000 increase in computer and data processing, a $1.7 million increase in consumer credit expense, and a $1.3 million increase in other expenses, which were all primarily driven by the additional operations assumed from the Bancorp Financial acquisition. Total acquisition costs of $526,000 were recorded as a result of the Bancorp Financial acquisition during the three months ended June 30, 2026. Our net income was $28.2 million, or $0.54 per diluted share, for the second quarter of 2026, compared to net income of $21.8 million, or $0.48 per diluted share, for the second quarter of 2025. The Bank remains well positioned to navigate uncertain macroeconomic conditions. We have proactively addressed interest rate risk, maintained disciplined expense management, and ensured robust daily liquidity oversight. In addition, our liquidity metrics remain solid, and our short-duration securities portfolio provides flexibility for near-term funding requirements.

Six months ended June 30, 2026 and 2025

Our income before taxes was $71.9 million for the six months ended June 30, 2026, compared to $55.4 million for the six months ended June 30, 2025. This increase in pretax income was primarily due to a $37.3 million increase in net interest and dividend income and a $4.8 million increase in noninterest income. These changes were partially offset by a $12.1 million increase in provision for credit losses, a $13.5 million increase in noninterest expense, and a $4.4 million increase in provision for income taxes. Our net income was $53.8 million, or $1.02 per diluted share, for the six months ended June 30, 2026, compared to net income of $41.7 million, or $0.91 per diluted share, for the same period of 2025.

Net interest and dividend income was $164.5 million for the six months ended June 30, 2026, compared to $127.1 million for the same period of 2025. The $37.3 million increase was primarily driven by an increase in loan related income and fees of $53.4 million due to the loan portfolio acquired from Bancorp Financial. Partially offsetting the increase in net interest and dividend income was an increase of $13.4 million in interest expense in the first six months of 2026, compared to the first six months of 2025, driven by an increase in deposit costs due to the deposits assumed in the Bancorp Financial acquisition. Also contributing to the rise in interest expense was an increase in other short-term borrowings expense due to a higher FHLB advance volume based on liquidity needs in the 2026 period.

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

Three months ended June 30, 2026 and 2025

Net interest and dividend income was $83.3 million in the second quarter of 2026, compared to $64.2 million in the second quarter of 2025. The $19.1 million increase was driven by an increase in interest income, primarily related to the powersport loan portfolio recorded due to the acquisition of Bancorp Financial. A net increase of $6.9 million in interest expense in the second quarter of 2026 negatively impacted net interest and dividend income compared to the second quarter of 2025, driven by the higher cost deposits assumed from Bancorp Financial, and increased short-term borrowing balances driven by the liquidity needed to fund the Bancorp Financial acquisition.

The year over year yield increase of 66 basis points on interest earning assets was primarily driven by higher loan balances and higher yielding consumer credits and related accretion on the acquired Bancorp Financial portfolio, partially offset by a slight decline on investment yields. Average balances of loans and loans held for sale increased $1.26 billion in the second quarter of 2026 compared to the prior year like quarter, with a corresponding increase to the tax equivalent yield on the loan portfolio of 63 basis points year over year due to loan portfolios acquired from Bancorp Financial. Average balances of securities available for sale decreased $94.1 million in the second quarter of 2026 compared to the prior year like quarter, and showed a decrease to the tax equivalent yield on the securities available for sale portfolio of three basis points year over year.

The cost of interest bearing deposits increased 17 basis points for the quarter ended June 30, 2026, from 130 basis points for the quarter ended June 30, 2025. A 37-basis point increase in the cost of savings accounts drove a significant portion of the overall increase from the prior year like quarter, primarily due to the higher rate deposit accounts assumed in the Bancorp Financial acquisition. In addition, average time deposits increased $272.5 million due to the Bancorp Financial acquisition; both higher average balances and higher rates offered by Bancorp Financial resulted in a $1.7 million increase in time deposit interest expense. We will continue to control the cost of funds by monitoring market activity as well as allowing previously exception-priced deposits and the brokered CDs acquired from Bancorp Financial to runoff naturally.

The increase of $312.8 million year over year of average FHLB advances was based on daily liquidity needs due to the changes in the funding mix in part due to necessary use of cash on the Bancorp Financial acquisition and was the primary driver of the $3.0 million increase to interest expense on other short-term borrowings. The elevated short-term borrowings balance is anticipated to continue, assuming continued loan growth and securities reinvestment. The increase of $14.8 million year over year of average notes payable and other borrowings was due to the FHLB long-term putable advances assumed in the Bancorp Financial acquisition and was the reason for the $156,000 increase to interest expense on notes payable and other borrowings. The $25.1 million decrease in average subordinated debt was due to the $30.0 million partial redemption in the second quarter of 2026, which reduced the prior $60.0 million principal balance then outstanding. The subordinated debt changed from a fixed to floating rate; in addition, debt issuance costs of $213,000 were accelerated, resulting in a $129,000 increase in interest expense on a lower average balance. Junior subordinated debt interest expense was essentially flat over each of the periods presented.

Our net interest margin (GAAP) increased 38 basis points to 5.21% for the three months ended June 30, 2026, compared to 4.83% for the three months ended June 30, 2025. Our net interest margin (TE) increased 38 basis points to 5.23% for the three months ended June 30, 2026, compared to 4.85% for the three months ended June 30, 2025. The increase in the current period, compared to the prior year like period, is primarily due to the Bancorp Financial acquisition and the resulting increase in loan yields, partially offset by higher interest expense related to the larger average deposit balances and interest on other short-term borrowings. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Three months ended June 30, 2026 and March 31, 2026

The increased yield of 11 basis points on interest earning assets for the three months ended June 30, 2026 as compared to the linked period was primarily driven by the increased yields on loans and securities. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

Average balances of interest bearing deposit accounts have decreased $81.7 million since the first quarter of 2026 through the second quarter of 2026, from $3.83 billion to $3.74 billion. The decrease is driven by a $94.2 million decrease in time deposits as exception priced deposits, mainly time deposits, and brokered deposits from the Bancorp Financial acquisition, run off, partially offset by a $19.8 million increase in lower cost NOW accounts. The significant time deposit average balance decrease led to the $1.0 million decrease in time deposit costs, compared to the prior linked quarter, which accounted for a large majority of the $653,000 total decrease in deposit interest expense, as all other deposit category interest costs increased. As a result, time deposits were the primary driver in the decrease in the costs of interest bearing deposits from 152 basis points for the quarter ended March 31, 2026, to 147 basis points for the quarter ended June 30, 2026.

Borrowing costs increased in the second quarter of 2026, compared to the first quarter of 2026. Changes in our borrowing costs are generally driven by fluctuations in balance and related rates on other short-term borrowings, which are overnight FHLB advances; these fluctuations are based on the daily liquidity needs during the period. The increase in borrowing expense over the prior linked period was primarily due to the $123.7 million increase in average balance of other short-term borrowings and the resulting increase in interest expense. Also contributing to the increase in interest expense was the subordinated debt changing from a fixed to floating rate and the acceleration of debt issuance costs of $213,000 due to the partial redemption, resulting in a net $129,000 increase to subordinated debt interest expense quarter over linked quarter.

Our net interest margin, for both GAAP and tax equivalent (“TE”) presentations, showed noticeable growth over the prior linked quarter period and over the prior year like quarter discussed above. Our net interest margin (GAAP) increased nine basis points to 5.21% for the second quarter of 2026, compared to 5.12% for the first quarter of 2026. Our net interest margin (TE) increased nine basis points to 5.23% for the second quarter of 2026, compared to 5.14% for the first quarter of 2026. The increase in net interest margin for the second quarter of 2026, compared to the prior linked quarter, was driven by the increase in yields on loans and loans held for sale, partially offset by an increase in the cost of interest bearing liabilities. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Six months ended June 30, 2026 and 2025

The year over year increase of 60 basis points on interest earning assets was primarily driven by increased yields on loans and loans held for sale due to the Bancorp Financial acquisition. Average securities available-for-sale decreased $80.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to maturities, calls, and paydowns during the year over year period. Due to market interest rate increases year over year, securities available-for-sale interest income yields were nominally higher in the six months ended June 30, 2026, but lower average balances led to an overall decrease in securities income to $20.9 million for the six months ended June 30, 2026, compared to $22.3 million for the like 2025 period. Average loans, including loans held for sale, increased $1.26 billion in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the Bancorp Financial acquisition. Increased loan yields and higher average balances resulted in $177.1 million of loan interest income in the six months ended June 30, 2026, compared to $123.6 million in the like 2025 period.

Average balances of interest bearing deposit accounts have increased significantly for the six month period year over year. For the six months ended June 30, 2026, compared to the six months ended June 30, 2025, this reflected a $3.11 billion to $3.78 billion change driven by the Bancorp Financial acquisition, with these increases reflected in all categories. As a result of the Bancorp Financial acquisition and the deposits assumed, the rate of overall interest bearing deposits increased by 21 basis points, to 150 basis points from 129 basis points for the year over year period. A 38-basis point increase in the cost of savings accounts as of June 30, 2026, compared to June 30, 2025, was the primary driver behind the interest bearing deposit rate increase, as a large portion of the deposits assumed in the Bancorp Financial acquisition were within this deposit category. Interest expense paid on time deposits also increased year over year from $9.3 million for the six months ended June 30, 2025 to $13.4 million for the six months ended June 30, 2026. However, the interest rate on average time deposits remained relatively flat compared to the prior year like period as we continue to allow previously exception-priced deposits and the brokered CDs acquired from Bancorp Financial to runoff naturally.

Our borrowing interest expense increased over the past twelve months due to higher FHLB advance volumes as well as borrowings assumed in the Bancorp Financial acquisition. This resulted in an increase in average borrowings of $240.9 million compared to the six months ended June 30, 2025, with an accompanying increase of $5.2 million of interest expense on borrowings. Subordinated debt average balances decreased by $12.6 million in the year over year period as a partial redemption of $30.0 million of the principal balance occurred in the second quarter of 2026. At the same time as the partial redemption, the subordinated debt rate changed from fixed to floating and $213,000 of issuance costs were recognized, resulting in a $129,000 increase in interest expense on lower average balances compared to the prior year like period. Junior subordinated debt interest expense remained flat over the periods presented.

Our net interest margin (GAAP) increased 33 basis points to 5.17% for the six months ended June 30, 2026, compared to 4.84% for the six months ended June 30, 2025. Our net interest margin (TE) increased 31 basis points to 5.18% for the six months ended June 30, 2026, compared to 4.87% for the six months ended June 30, 2025. The increase in the current period, compared to the prior year like period, is primarily due to the Bancorp Financial acquisition and the resulting increase in loan yields, partially offset by higher interest expense related to the larger average deposit balances and interest on other short-term borrowings. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

We continue to observe competitive pressure to maintain reduced interest rates on loans retained at renewal. While our loan prices are targeted to achieve certain returns on equity, significant competition for commercial and industrial loans as well as commercial real estate loans has put pressure on loan yields, and our stringent underwriting standards limit our ability to make higher-yielding loans in these loan types.

The following tables set forth certain information relating to our average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated. These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period. Average balances are derived from daily balances. For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP TE basis using a marginal rate of 21% in 2026 and 2025 to compare returns more appropriately on tax-exempt loans and securities to other earning assets.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(unaudited)

	Quarters Ended
	June 30, 2026			March 31, 2026			June 30, 2025
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$64,839	$527	3.26	$67,571	$549	3.30	$166,366	$1,784	4.30
Securities:
Taxable	955,176	9,088	3.82	969,194	8,949	3.74	1,040,472	9,959	3.84
Non-taxable (TE)[1]	140,876	1,433	4.08	146,299	1,462	4.05	149,651	1,556	4.17
Total securities(TE)[1]	1,096,052	10,521	3.85	1,115,493	10,411	3.79	1,190,123	11,515	3.88
Dividends from FHLBC and FRBC	36,676	535	5.85	31,540	512	6.58	19,200	273	5.70
Loans and loans held-for-sale[1,2]	5,223,093	89,921	6.91	5,207,744	87,194	6.79	3,960,650	62,002	6.28
Total interest earning assets	6,420,660	101,504	6.34	6,422,348	98,666	6.23	5,336,339	75,574	5.68
Cash and due from banks	46,700	-	-	48,252	-	-	47,875	-	-
Allowance for credit losses on loans	(72,418)	-	-	(71,869)	-	-	(41,544)	-	-
Other noninterest bearing assets	457,995	-	-	460,433	-	-	394,034	-	-
Total assets	$6,852,937			$6,859,164			$5,736,704

Liabilities and Stockholders' Equity
NOW accounts	$717,468	$897	0.50	$697,692	$823	0.48	$653,334	$681	0.42
Money market accounts	948,319	4,400	1.86	946,075	4,148	1.78	832,777	3,920	1.89
Savings accounts	1,109,381	2,215	0.80	1,118,979	2,176	0.79	938,836	1,005	0.43
Time deposits	968,464	6,199	2.57	1,062,623	7,217	2.75	695,946	4,508	2.60
Interest bearing deposits	3,743,632	13,711	1.47	3,825,369	14,364	1.52	3,120,893	10,114	1.30
Securities sold under repurchase agreements	21,337	40	0.75	24,795	50	0.82	35,419	56	0.63
Other short-term borrowings	312,803	2,989	3.83	189,056	1,791	3.84	-	-	-
Junior subordinated debentures	25,774	289	4.50	25,774	296	4.66	25,773	288	4.48
Subordinated debt	34,373	675	7.88	59,564	546	3.72	59,500	546	3.68
Notes payable and other borrowings	14,844	156	4.22	14,831	155	4.24	-	-	-
Total interest bearing liabilities	4,152,763	17,860	1.73	4,139,389	17,202	1.69	3,241,585	11,004	1.36
Noninterest bearing deposits	1,745,475	-	-	1,738,504	-	-	1,729,287	-	-
Other liabilities	55,582	-	-	73,284	-	-	59,578	-	-
Stockholders' equity	899,117	-	-	907,987	-	-	706,254	-	-
Total liabilities and stockholders' equity	$6,852,937			$6,859,164			$5,736,704
Net interest income (GAAP)		$83,329			$81,144			$64,234
Net interest margin (GAAP)			5.21			5.12			4.83

Net interest income (TE)[1]		$83,644			$81,464			$64,570
Net interest margin (TE)[1]			5.23			5.14			4.85
Interest bearing liabilities to earning assets	64.68%			64.45%			60.75%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2026 and 2025, respectively.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 53, and includes loan fee income of $2.0 million for the second quarter of 2026, loan fee income of $1.9 million for the first quarter of 2026, and loan fee income of $365,000 for the second quarter of 2025. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Six Months Ended June 30,
	2026			2025
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$66,197	$1,076	3.28	$132,195	$2,772	4.23
Securities:
Taxable	962,146	18,037	3.78	1,033,392	19,186	3.74
Non-taxable (TE)[1]	143,573	2,895	4.07	152,323	3,151	4.17
Total securities (TE)[1]	1,105,719	20,932	3.82	1,185,715	22,337	3.80
Dividends from FHLBC and FRBC	34,123	1,047	6.19	19,320	746	7.79
Loans and loans held-for-sale [1,2]	5,215,461	177,115	6.85	3,959,866	123,628	6.30
Total interest earning assets	6,421,500	200,170	6.29	5,297,096	149,483	5.69
Cash and due from banks	47,472	-	-	50,200	-	-
Allowance for credit losses on loans	(72,145)	-	-	(42,538)	-	-
Other noninterest earning assets	459,206	-	-	400,316	-	-
Total assets	$6,856,033			$5,705,074

Liabilities and Stockholders' Equity
NOW accounts	$707,635	$1,720	0.49	$640,904	$1,310	0.41
Money market accounts	947,203	8,548	1.82	817,065	7,313	1.80
Savings accounts	1,114,153	4,391	0.79	939,859	1,896	0.41
Time deposits	1,015,283	13,416	2.66	710,549	9,337	2.65
Interest bearing deposits	3,784,274	28,075	1.50	3,108,377	19,856	1.29
Securities sold under repurchase agreements	23,057	90	0.79	34,977	124	0.71
Other short-term borrowings	251,271	4,780	3.84	718	17	4.77
Junior subordinated debentures	25,774	585	4.58	25,773	576	4.51
Subordinated debentures	46,899	1,221	5.25	59,489	1,092	3.70
Notes payable and other borrowings	14,838	311	4.23	-	-	-
Total interest bearing liabilities	4,146,113	35,062	1.71	3,229,334	21,665	1.35
Noninterest bearing deposits	1,742,009	-	-	1,716,406	-	-
Other liabilities	64,384	-	-	64,356	-	-
Stockholders' equity	903,527	-	-	694,978	-	-
Total liabilities and stockholders' equity	$6,856,033			$5,705,074
Net interest income (GAAP)		$164,473			$127,138
Net interest margin (GAAP)			5.17			4.84

Net interest income (TE)[1]		$165,108			$127,818
Net interest margin (TE)[1]			5.18			4.87
Interest bearing liabilities to earning assets	64.57%			60.96%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent Non-GAAP Financial Measures” on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2026 and 2025, respectively.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 53, and includes loan fee income of $3.9 million and loan fee income of $910,000 for the six months ended June 30, 2026 and 2025, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Net Interest Margin	2026	2026	2025	2026	2025

Interest income (GAAP)	$101,189	$98,346	$75,238	$199,535	$148,803
Taxable-equivalent adjustment:
Loans	14	13	9	27	18
Securities	301	307	327	608	662
Interest and dividend income (TE)	101,504	98,666	75,574	200,170	149,483
Interest expense (GAAP)	17,860	17,202	11,004	35,062	21,665
Net interest income (TE)	$83,644	$81,464	$64,570	$165,108	$127,818
Net interest income (GAAP)	$83,329	$81,144	$64,234	$164,473	$127,138
Average interest earning assets	$6,420,660	$6,422,348	$5,336,339	$6,421,500	$5,297,096
Net interest margin (GAAP)	5.21%	5.12%	4.83%	5.17%	4.84%
Net interest margin (TE)	5.23%	5.14%	4.85%	5.18%	4.87%

Noninterest Income

Three months ended June 30, 2026 and 2025

The following table details the major components of noninterest income for the periods presented:

				June 30, 2026
Noninterest Income	Three Months Ended			Percent Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2026	2026	2025	2026	2025
Wealth management	$3,628	$3,383	$3,103	7.2	16.9
Service charges on deposits	3,075	3,130	3,060	(1.8)	0.5
Residential mortgage banking revenue
Secondary mortgage fees	166	121	84	37.2	97.6
MSRs mark to market loss	(152)	(152)	(531)	-	(71.4)
Mortgage servicing income	464	497	472	(6.6)	(1.7)
Net gain on sales of mortgage loans	640	555	550	15.3	16.4
Total residential mortgage banking revenue	1,118	1,021	575	9.5	94.4
Change in cash surrender value of BOLI	1,469	1,082	690	35.8	112.9
Card related income	2,483	2,350	2,533	5.7	(2.0)
Other income	1,488	1,664	937	(10.6)	58.8
Total noninterest income	$13,261	$12,630	$10,898	5.0	21.7

Noninterest income increased $631,000, or 5.0%, in the second quarter of 2026, compared to the first quarter of 2026, and increased $2.4 million, or 21.7%, compared to the second quarter of 2025. The increase from the first quarter of 2026 was primarily driven by a $245,000 increase in wealth management income due to growth in advisory, insurance – annuities, agent, estate, and person trust fees, and a $387,000 increase in the cash surrender value of BOLI due to changes in market interest rates on COLI investments. Also contributing to the increase in the second quarter of 2026, compared to the first quarter of 2026, was a $133,000 increase in card related income due to growth in debit card fees based on the higher volume of ATM activity and related fees. Partially offsetting the increases during the second quarter of 2026, compared to the first quarter of 2026, was a $176,000 decrease in other income due to a decrease in powersport related dealer charge-back income.

The increase in noninterest income of $2.4 million in the second quarter of 2026, compared to the second quarter of 2025, is primarily due to a $525,000 increase in wealth management income from growth in advisory, agent, and person trust fees, a $543,000 increase in residential mortgage banking revenue, primarily due to a $379,000 increase in MSRs mark to market valuations, and a $779,000 increase in the cash surrender value of BOLI due to changes in market interest rates on our COLI investments. Also contributing to the increase in noninterest income during the quarter was a $551,000 increase in other income due to powersport and consumer loan fees provided by the acquired Bancorp Financial loan portfolio.

Six months ended June 30, 2026 and 2025

Noninterest Income	Six Months Ended
	June 30,	June 30,	Percent
	2026	2025	Change
Wealth management	$7,011	$6,192	13.2
Service charges on deposits	6,205	6,036	2.8
Residential mortgage banking revenue
Secondary mortgage fees	287	157	82.8
MSRs mark to market loss	(304)	(1,101)	72.4
Mortgage servicing income	961	952	0.9
Net gain on sales of mortgage loans	1,195	1,014	17.9
Total residential mortgage banking revenue	2,139	1,022	109.3
Change in cash surrender value of BOLI	2,551	1,188	114.7
Card related income	4,833	4,774	1.2
Other income	3,152	1,887	67.0
Total noninterest income	$25,891	$21,099	22.7

Noninterest income increased $4.8 million, or 22.7%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by a $819,000 increase in wealth management income, a $1.1 million increase in mortgage banking revenue, comprised primarily of a $797,000 decrease in MSRs mark to market losses. In addition, noninterest income for the six month period ended June 30, 2026, compared to the like 2025 period, increased due to a $1.4 million increase in the cash surrender value of BOLI due to market interest rate changes on COLI investments and a $1.3 million increase in other income primarily driven by growth in powersport and consumer loan fees provided by the acquired Bancorp Financial loan portfolio.

Noninterest Expense

Three months ended June 30, 2026 and 2025

The following table details the major components of noninterest expense for the periods presented:

				June 30, 2026
Noninterest Expense	Three Months Ended			Percent Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2026	2026	2025	2026	2025
Salaries	$22,332	$21,933	$19,119	1.8	16.8
Officers' incentive	2,240	1,652	2,921	35.6	(23.3)
Benefits and other	5,531	6,088	4,910	(9.1)	12.6
Total salaries and employee benefits	30,103	29,673	26,950	1.4	11.7
Occupancy, furniture and equipment	5,118	5,371	4,477	(4.7)	14.3
Computer and data processing	3,217	3,375	2,692	(4.7)	19.5
FDIC insurance	759	759	642	-	18.2
Net teller & bill paying	724	716	670	1.1	8.1
General bank insurance	351	353	328	(0.6)	7.0
Amortization of core deposit intangible	1,167	1,176	1,022	(0.8)	14.2
Advertising and marketing expense	483	551	454	(12.3)	6.4
Card related expense	1,604	1,519	1,489	5.6	7.7
Professional fees	1,160	1,299	1,158	(10.7)	0.2
Consumer credit expense	1,720	1,522	15	13.0	N/M
Other real estate owned expense, net	52	(186)	35	(128.0)	48.6
Other expense	4,794	4,082	3,487	17.4	37.5
Total noninterest expense	$51,252	$50,210	$43,419	2.1	18.0
Efficiency ratio (GAAP)[1]	51.72%	52.40%	55.99%
Adjusted efficiency ratio (non-GAAP)[2]	50.80%	51.70%	54.54%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 57 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2026 increased $1.0 million, or 2.1%, compared to the first quarter of 2026, and increased $7.8 million, or 18.0%, compared to the second quarter of 2025. The increase in the second quarter of 2026, compared to the first quarter of 2026, was driven by a $430,000 increase in salaries and employee benefits with increases reflected primarily in salaries, officer incentive accruals, deferred compensation expense, and insurance premiums. Also contributing to the increase was a $712,000 increase in other expenses due to growth in director deferred compensation expense, a $172,000 increase in litigation related expense regarding two unrelated customer disputes with limited exposure that are both considered non-recurring in nature, and an accrual of $184,000 related to powersport loan gap insurance refunds due to customers related to loan prepayments.

The year over year increase in noninterest expense is primarily attributable to a $3.2 million increase in salaries and employee benefits, primarily due to the increased workforce from the Bancorp Financial acquisition as well as increases in annual base salary rates, stock compensation expense, payroll taxes, 401(k) expense, and deferred employee compensation expense in the second quarter of 2026. Partially offsetting the increase to salaries and employee benefits was a decrease in the officer incentive accrual due to certain performance metrics compared to budget. Also contributing to the increase in noninterest expense year over year was a $641,000 increase in occupancy, furniture and equipment, a $525,000 increase in computer and data processing expenses, a $1.7 million increase in consumer credit expense, and a $1.3 million increase in other expense primarily due to the effect of the Bancorp Financial acquisition and the corresponding growth in expenses.

Six months ended June 30, 2026 and 2025

Noninterest Expense	Six Months Ended
	June 30,	June 30,	Percent
	2026	2025	Change
Salaries	$44,265	$37,923	16.7
Officers' incentive	3,892	5,720	(32.0)
Benefits and other	11,619	10,300	12.8
Total salaries and employee benefits	59,776	53,943	10.8
Occupancy, furniture and equipment	10,489	9,025	16.2
Computer and data processing	6,592	5,040	30.8
FDIC insurance	1,518	1,270	19.5
Net teller & bill paying	1,440	1,328	8.4
General bank insurance	704	658	7.0
Amortization of core deposit intangible	2,343	2,059	13.8
Advertising and marketing expense	1,034	683	51.4
Card related expense	3,123	2,869	8.9
Professional fees	2,459	2,253	9.1
Consumer credit expense	3,242	40	N/M
Other real estate owned expense, net	(134)	1,908	(107.0)
Other expense	8,876	6,848	29.6
Total noninterest expense	$101,462	$87,924	15.4
Efficiency ratio (GAAP)[1]	52.06%	56.22%
Adjusted efficiency ratio (non-GAAP)[2]	51.24%	55.01%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table on page 57 that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the six months ended June 30, 2026, increased $13.5 million, or 15.4%, compared to the six months ended June 30, 2025, primarily due to a $5.8 million increase in salaries and employee benefits due to additional full-time equivalent employees in 2026 related to the Bancorp Financial acquisition in July 2025, higher annual base salary rates, restricted stock expense, and deferred employee compensation due to market interest rate changes. Also contributing to the increase was a $1.5 million increase in occupancy, furniture and equipment, a $1.6 million increase in computer and data processing, a $351,000 increase in advertising and marketing expense, a $3.2 million increase in consumer credit expense, and a $2.0 million increase in other expense, which were all primarily due to the effect Bancorp Financial acquisition and the corresponding acquisition costs and growth in expenses. Partially offsetting the increases year over year include a $2.0 million decrease in other real estate owned expense, net, as a majority of OREO properties have been sold since the second quarter of 2025, resulting in a reduction of expenses.

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

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,
	2026	2026	2025	2026	2026	2025
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$51,252	$50,210	$43,419	$51,252	$50,210	$43,419
Less amortization of core deposit	1,167	1,176	1,022	1,167	1,176	1,022
Less other real estate expense, net	52	(186)	35	52	(186)	35
Less acquisition related costs, net of losses on branch sales	N/A	N/A	N/A	526	349	810
Noninterest expense less adjustments	$50,033	$49,220	$42,362	$49,507	$48,871	$41,552

Net interest income	$83,329	$81,144	$64,234	$83,329	$81,144	$64,234
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	14	13	9
Securities	N/A	N/A	N/A	301	307	327
Net interest income including adjustments	83,329	81,144	64,234	83,644	81,464	64,570
Noninterest income	13,261	12,630	10,898	13,261	12,630	10,898
Less securities gains	-	-	-	-	-	-
Less MSRs mark to market losses	(152)	(152)	(531)	(152)	(152)	(531)
Change in cash surrender value of BOLI	N/A	N/A	N/A	390	288	184
Noninterest income including adjustments	13,413	12,782	11,429	13,803	13,070	11,613

Net interest income including adjustments plus noninterest income including adjustments	$96,742	$93,926	$75,663	$97,447	$94,534	$76,183
Efficiency ratio / Adjusted efficiency ratio	51.72%	52.40%	55.99%	50.80%	51.70%	54.54%

N/A - not applicable

	GAAP		Non-GAAP
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$101,462	$87,924	$101,462	$87,924
Less amortization of core deposit intangible	2,343	2,059	2,343	2,059
Less other real estate expense, net	(134)	1,908	(134)	1,908
Less acquisition related costs, net of losses on branch sales	N/A	N/A	875	1,264
Noninterest expense less adjustments	$99,253	$83,957	$98,378	$82,693

Net interest income	$164,473	$127,138	$164,473	$127,138
Taxable-equivalent adjustment:
Loans	N/A	N/A	27	18
Securities	N/A	N/A	608	662
Net interest income including adjustments	164,473	127,138	165,108	127,818
Noninterest income	25,891	21,099	25,891	21,099
Less MSRs mark to market losses	(304)	(1,101)	(304)	(1,101)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	678	316
Noninterest income including adjustments	26,195	22,200	26,873	22,516

Net interest income including adjustments plus noninterest income including adjustments	$190,668	$149,338	$191,981	$150,334
Efficiency ratio / Adjusted efficiency ratio	52.06%	56.22%	51.24%	55.01%

N/A - not applicable

Income Taxes

We recorded income tax expense of $9.7 million for the second quarter of 2026 on $37.8 million of pretax income, compared to income tax expense of $8.5 million on $34.1 million of pretax income in the first quarter of 2026, and income tax expense of $7.4 million on $29.2 million of pretax income in the second quarter of 2025. Our effective tax rate was 25.5% in the second quarter of 2026, 24.9% for the first quarter of 2026, and 25.3% for the second quarter of 2025.

We recorded income tax expense of $18.1 million for the six months ended June 30, 2026, on $71.9 million of pretax income, compared to income tax expense of $13.8 million on $55.4 million of pretax income for the six months ended June 30, 2025. Our effective tax rate was 25.2% for the six months ended June 30, 2026, compared to 24.8% for the like 2025 period.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended June 30, 2026. We had no valuation reserve on the deferred tax assets as of June 30, 2026.

Financial Condition

Total assets decreased $32.4 million to $6.87 billion at June 30, 2026, from $6.90 billion at December 31, 2025, due primarily to the decrease of $49.8 million in securities available-for-sale and a decrease of $6.3 million in total loans. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.44 billion at June 30, 2026, a decrease of $151.4 million from December 31, 2025.

				June 30, 2026
Securities	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Securities available-for-sale, at fair value
U.S. Treasuries	$144,387	$165,860	$190,446	(12.9)	(24.2)
U.S. government agencies	68,404	29,176	38,141	134.5	79.3
U.S. government agencies mortgage-backed	81,236	88,780	96,083	(8.5)	(15.5)
States and political subdivisions	197,945	206,375	208,814	(4.1)	(5.2)
Collateralized mortgage obligations	343,061	359,305	395,014	(4.5)	(13.2)
Asset-backed securities	39,125	45,816	48,119	(14.6)	(18.7)
Collateralized loan obligations	165,856	194,464	201,071	(14.7)	(17.5)
Equity securities	746	747	-	(0.1)	N/M
Total securities	$1,040,760	$1,090,523	$1,177,688	(4.6)	(11.6)

N/M – Not meaningful.

Securities available-for-sale decreased $49.8 million as of June 30, 2026, compared to December 31, 2025, and decreased $136.9 million compared to June 30, 2025. The decrease in the portfolio during 2026 was driven by paydowns totaling $119.2 million, along with maturities and calls totaling $41.2 million and a $4.6 million increase in unrealized losses on securities available-for-sale. This was partially offset by $116.0 million in purchases. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				June 30, 2026
Loans	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Commercial	$913,527	$842,130	$718,927	8.5	27.1
Leases	537,197	548,256	524,513	(2.0)	2.4
Commercial real estate – investor	1,159,168	1,212,384	1,118,782	(4.4)	3.6
Commercial real estate – owner occupied	667,645	706,567	652,449	(5.5)	2.3
Construction	153,553	173,630	251,692	(11.6)	(39.0)
Residential real estate – investor	65,133	70,225	50,976	(7.3)	27.8
Residential real estate – owner occupied	242,768	230,432	220,672	5.4	10.0
Multifamily	363,352	339,131	333,787	7.1	8.9
HELOC	239,307	235,293	111,265	1.7	115.1
Powersport	683,939	696,959	-	(1.9)	N/M
Other [1]	220,281	197,124	15,604	11.7	N/M
Total loans	$5,245,870	$5,252,131	$3,998,667	(0.1)	31.2

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Total loans were $5.25 billion as of June 30, 2026, a decrease of $6.3 million from December 31, 2025. The decrease in total loans in the first six months of 2026, compared to December 31, 2025, was primarily due to paydowns, net of originations, in commercial real estate – investor, commercial real estate – owner occupied, construction, and powersport. Total loans increased $1.25 billion compared to June 30, 2025, which was primarily due to the $1.20 billion portfolio acquired from Bancorp Financial. Excluding the acquisition, the Bank achieved organic loan growth, net of paydowns, of $51.5 million, driven by commercial and other, partially offset by net decreases in construction loans. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL. Refer to Item 1. Note 1. Recent Accounting Pronouncements, for discussion of the Company’s adoption of ASU 2025-08, which will impact how PCD loans are recorded for any future acquisitions.

The powersports loan portfolio provides a more balanced loan portfolio overall by broadening the scope of our consumer lending and offering a higher yield in a lower rate environment. The initial credit considerations for powersport loans rely more heavily on FICO scores compared to other loan types in our loan portfolio. During the six months ended June 30, 2026, we originated $192.6 million powersport loans with a weighted average yield of 10.42%. As of June 30, 2026, the weighted average FICO score, at the time of origination, of the entire powersport portfolio is 728.

		Weighted
	June 30,	Average
	2026	FICO
Tier 1	$360,399	777
Tier 2	130,501	711
Tier 3	80,518	684
Tier 4	39,420	659
Tier 5	73,101	606
Total Powersport	$683,939	728

The following table sets forth the total of powersport by collateral type:

	June 30,	% of
	2026	Total
New	$522,853	76.4%
Used	161,086	23.6
Total Powersport	$683,939	100.0%

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 55.1% of the portfolio as of June 30, 2026, compared to 56.5% of the portfolio as of December 31, 2025. At June 30, 2026, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 210.2% of our Tier 1 capital plus allowance for credit losses, a decrease from 220.3% at December 31, 2025. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans increased by $3.7 million to $56.5 million at June 30, 2026, from $52.8 million at December 31, 2025, and increased by $24.2 million from $32.2 million at June 30, 2025. The increase from December 31, 2025 and June 30, 2025 was mostly driven by non-accrual additions of a few larger commercial relationships in the first quarter of 2026. Purchased credit deteriorated loans (“PCD”) are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Total PCD loans are $62.2 million, of which $1.9 million meet the definition of nonperforming, as of June 30, 2026 and $78.6 million, of which $3.4 million meet the definition of nonperforming, as of December 31, 2025. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 1.1% as of June 30, 2026, 1.0% as of December 31, 2025, and 0.8% as of June 30, 2025. The distribution of our nonperforming loans is shown in the following table.

				June 30, 2026
Nonperforming Loans	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Commercial	$17,723	$9,761	$11,120	81.6	59.4
Leases	2,930	2,899	1,346	1.1	117.7
Commercial real estate – investor	8,741	11,377	1,645	(23.2)	431.4
Commercial real estate – owner occupied	16,416	19,743	13,610	(16.9)	20.6
Construction	1,838	737	344	149.4	434.3
Residential real estate – investor	662	681	704	(2.8)	(6.0)
Residential real estate – owner occupied	2,293	1,852	1,515	23.8	51.4
Multifamily	1,197	1,494	1,099	(19.9)	8.9
HELOC	2,054	1,222	860	68.1	138.8
Powersport	2,249	2,778	-	(19.0)	N/M
Other [1]	380	287	4	32.4	N/M
Total nonperforming loans	$56,483	$52,831	$32,247	6.9	75.2

N/M – Not meaningful.

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The components of our nonperforming assets are shown in the following table:

				June 30, 2026
Nonperforming Assets	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Nonaccrual loans	$53,747	$47,952	$31,902	12.1	68.5
Loans past due 90 days or more and still accruing interest	2,736	4,879	345	(43.9)	693.0
Total nonperforming loans	56,483	52,831	32,247	6.9	75.2
Other real estate owned	622	1,427	6,486	(56.4)	(90.4)
Repossessed assets [1]	819	1,363	234	(39.9)	250.0
Total nonperforming assets	$57,924	$55,621	$38,967	4.1	48.6

30-89 days past due loans and still accruing interest	$22,499	$52,169	$14,652
Nonaccrual loans to total loans	1.0%	0.9%	0.8%
Nonperforming loans to total loans	1.1%	1.0%	0.8%
Nonperforming assets to total loans plus OREO and repossessed assets	1.1%	1.1%	1.0%

Allowance for credit losses	$70,380	$72,301	$42,990
Allowance for credit losses to total loans	1.3%	1.4%	1.1%
Allowance for credit losses to nonaccrual loans	130.9%	150.8%	134.8%

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the second quarter of 2026 as compared to the prior linked quarter and year over year quarter are shown in the following table:

Loan Charge–offs, Net of Recoveries	Three Months Ended
	June 30,	% of	March 31,	% of	June 30,	% of
	2026	Total[1]	2026	Total[1]	2025	Total[1]
Commercial	$2,983	32.3	$1,298	13.3	$1,093	139.2
Leases	344	3.7	197	2.0	(3)	(0.4)
Commercial real estate – investor	2,804	30.3	3,919	40.1	(14)	(1.8)
Commercial real estate – owner occupied	(1)	-	(5)	(0.1)	(1)	(0.1)
Construction	-	-	-	-	(337)	(42.9)
Residential real estate – investor	(1)	-	(2)	-	(2)	(0.3)
Residential real estate – owner occupied	(21)	(0.2)	(7)	(0.1)	(8)	(1.0)
Multifamily	-	-	-	-	-	-
HELOC	(14)	(0.2)	(6)	(0.1)	(10)	(1.3)
Powersport	2,826	30.6	3,894	39.9	-	-
Other [2]	328	3.5	488	5.0	67	8.6
Net charge–offs (recoveries)	$9,248	100.0	$9,776	100.0	$785	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Net charge offs, reported in the above table, reflect continuing management attention to credit quality and remediation efforts. There was a decrease of $622,000 in gross charge offs, as compared to the linked quarter, primarily due to lower powersport and commercial real estate – investor charge offs, offset by increased commercial charge offs. Powersport loans are measured for asset quality at origination based on FICO scores, then based on past due status through the life of the loan, and charge-off occurs once a loan is past due 120 days. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by classification for the following periods:

				June 30, 2026
Classified Assets	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Commercial	$39,646	$51,587	$23,354	(23.1)	69.8
Leases	2,930	2,428	1,346	20.7	117.7
Commercial real estate – investor	11,262	14,245	14,752	(20.9)	(23.7)
Commercial real estate – owner occupied	58,582	64,081	51,335	(8.6)	14.1
Construction	12,976	11,421	1,624	13.6	699.0
Residential real estate – investor	662	1,142	1,201	(42.0)	(44.9)
Residential real estate – owner occupied	2,076	1,897	1,707	9.4	21.6
Multifamily	1,197	1,494	1,099	(19.9)	8.9
HELOC	2,250	1,466	1,180	53.5	90.7
Powersport	198	68	-	191.2	N/M
Other	318	270	22	17.8	N/M
Total classified loans	132,097	150,099	97,620	(12.0)	35.3
Other real estate owned	622	1,427	6,486	(56.4)	(90.4)
Repossessed assets [1]	819	1,363	234	(39.9)	250.0
Total classified assets	$133,538	$152,889	$104,340	(12.7)	28.0

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans decreased $18.0 million as of June 30, 2026, from December 31, 2025, but increased $34.5 million compared to June 30, 2025. The decrease in classified loans since December 31, 2025, is due to outflows from classified loans of $39.6 million, offset by additions of $21.6 million. Outflows consisted of $13.2 million of loans paid off, $16.1 million of classified loans upgraded, $5.8 million of principal reductions through payments and partial charge offs, $4.3 million of loans charged off, and $235,000 of loans transferred into OREO. Classified assets decreased as of June 30, 2026, compared to December 31, 2025, due to the decreases to classified loans and a total decrease of $1.3 million related to OREO and repossessed assets. The $29.2 million increase in classified assets as of June 30, 2026, compared to June 30, 2025, is primarily due to the classified loan increase of $34.5 million, noted above, and a $585,000 increase in repossessed assets, partially offset by a $5.9 million reduction to OREO. Classified loans since June 30, 2025 had additions of $126.9 million and were offset by outflows of $92.4 million which consisted of $51.8 million of loans paid off, $25.0 million of classified loans upgraded, $5.3 million of loans charged off, $9.1 million of net principal reductions and partial charge offs, $235,000 transferred to OREO, and $1.0 million repossessed. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 15.14% for the period ended June 30, 2026, compared to 17.82% as of December 31, 2025, and 14.91% as of June 30, 2025.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At June 30, 2026, our ACL on loans totaled $70.4 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.0 million. In the second quarter of 2026, we recorded a provision expense on loans of $7.5 million driven by increased charge-offs and the downgrade of one commercial relationship. Further, we recorded a $2,500 provision release on unfunded commitments, primarily due to an adjustment of historical benchmark assumptions, such as funding rates and the period used to forecast those rates, within the ACL calculation. These adjustments resulted in a $7.5 million net expense to the provision for credit losses for the second quarter of 2026.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $70.4 million as of June 30, 2026, $72.3 million as of December 31, 2025, and $43.0 million as of June 30, 2025. Our ACL on loans to total loans was 1.3% as of June 30, 2026, 1.4% as of December 31, 2025, and 1.1% as of June 30, 2025. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2025 Annual Report in Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2026	2026	2025	2026	2025
Allowance at beginning of period	$72,126	$72,301	$41,551	$72,301	$43,619
Charge–offs:
Commercial	3,002	1,328	1,125	4,330	4,571
Leases	346	312	-	658	107
Commercial real estate – investor	2,819	3,933	-	6,752	-
Commercial real estate – owner occupied	-	-	-	-	47
Construction	-	-	13	-	834
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	-	-	-
HELOC	-	2	-	2	-
Powersport	3,592	4,661	-	8,253	-
Other [1]	412	557	94	969	202
Total charge–offs	10,171	10,793	1,232	20,964	5,761
Recoveries:
Commercial	19	30	32	49	64
Leases	2	115	3	117	17
Commercial real estate – investor	15	14	14	29	28
Commercial real estate – owner occupied	1	5	1	6	9
Construction	-	-	350	-	350
Residential real estate – investor	1	2	2	3	4
Residential real estate – owner occupied	21	7	8	28	38
Multifamily	-	-	-	-	-
HELOC	14	8	10	22	22
Powersport	766	767	-	1,533	-
Other [1]	84	69	27	153	91
Total recoveries	923	1,017	447	1,940	623
Net charge-offs	9,248	9,776	785	19,024	5,138
Provision for credit losses on loans [2]	7,502	9,601	2,224	17,103	4,509
Allowance at end of period	$70,380	$72,126	$42,990	$70,380	$42,990

Average total loans (exclusive of loans held–for–sale)	$5,219,813	$5,205,721	$3,958,330	$5,212,806	$3,958,032
Annualized net charge–offs to average loans	0.71%	0.76%	0.08%	0.74%	0.26%

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 124.6% as of June 30, 2026, which was a decrease from the coverage ratio of 136.9% as of December 31, 2025, and a decrease from 133.3% as of June 30, 2025. Annualized net charge-offs to average loans decreased slightly in the current quarter at 0.71% for the quarter ended June 30, 2026, compared to 0.76% for the quarters ended March 31, 2026 and was an increase from the prior year quarter of 0.08% as of June 30, 2025.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at June 30, 2026, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the war in Iran, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of June 30, 2026, OREO totaled $622,000, reflecting a decrease of $805,000 from $1.4 million at December 31, 2025, and a decrease of $5.9 million from $6.5 million at June 30, 2025. There were no transfers or sales during the three months ended June 30, 2026. There was a valuation adjustment of $10,000 related to an updated annual appraisal. There was no valuation adjustment in the fourth quarter of 2025 and we recorded a valuation adjustment of $157,000 in the second quarter of 2025.

				June 30, 2026
OREO	Three Months Ended			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Balance at beginning of period	$632	$6,416	$2,878	(90.1)	(78.0)
Property additions, net of transfer adjustments	-	-	4,989	-	(100.0)
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	-	4,989	1,224	(100.0)	(100.0)
Period valuation adjustments	10	-	157	N/M	(93.6)
Balance at end of period	$622	$1,427	$6,486	(56.4)	(90.4)

N/M – Not meaningful.

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future. These valuations are reversed when the property is sold.

OREO Properties by Type
	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$622	100	$-	-	$-	-
Commercial property	-	-	1,427	100	6,486	100
Total other real estate owned	$622	100	$1,427	100	$6,486	100

Deposits and Borrowings

				June 30, 2026
Deposits	As of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2026	2025	2025	2025	2025
Noninterest bearing demand	$1,746,755	$1,739,117	$1,704,083	0.4	2.5
Savings	1,106,626	1,121,888	929,424	(1.4)	19.1
NOW accounts	718,259	693,573	640,607	3.6	12.1
Money market accounts	946,647	930,079	830,204	1.8	14.0
Certificates of deposit of less than $100,000	409,557	489,879	324,571	(16.4)	26.2
Certificates of deposit of $100,000 through $250,000	342,574	412,655	241,774	(17.0)	41.7
Certificates of deposit of more than $250,000	174,270	208,878	127,776	(16.6)	36.4
Total deposits	$5,444,688	$5,596,069	$4,798,439	(2.7)	13.5

Total deposits were $5.44 billion at June 30, 2026, which reflects a $151.4 million decrease from total deposits of $5.60 billion at December 31, 2025, but an increase of $646.2 million from total deposits of $4.80 billion at June 30, 2025. The decrease in deposits at June 30, 2026, compared to December 31, 2025, was primarily due to decreases in savings accounts of $15.3 million and time deposits of $185.0 million, primarily due to the roll off of higher rate brokered deposits and other exception-priced time deposits acquired from the Bancorp Financial acquisition. These decreases were partially offset by increases in noninterest bearing deposits of $7.6 million, NOW accounts of $24.7 million and money market accounts of $16.6 million.

The increase in deposits at June 30, 2026, compared to June 30, 2025, stemmed primarily from the acquisition of Bancorp Financial, which impacted all deposit types. Total quarterly average deposits increased $638.9 million, or 13.2%, in the year over year period, primarily driven by the acquisition of Bancorp Financial, which included an increase in average time deposits of $272.5 million, savings accounts of $170.5 million, money market accounts of $115.5 million, NOW accounts of $64.1 million, and noninterest bearing deposits of $16.3 million. Included in our quarterly average time deposits for the three months ended June 30, 2026, are $31.2 million of brokered deposits, compared to none for the like period of 2025. Brokered deposits totaling $115.0 million were assumed in the acquisition of Bancorp Financial, and we expect these deposits to run-off by early 2028. Accordingly, as of June 30, 2026, we have $30.3 million brokered deposits remaining.

The following table presents estimated insured and uninsured deposits at June 30, 2026, and December 31, 2025, by deposit type, as well as the weighted average rates for each year to date ending period.

	June 30, 2026				December 31, 2025
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,746,755	$1,136,068	$610,687	-%	$1,739,117	$1,141,542	$597,575	-%
Savings	1,106,626	1,009,785	96,841	0.79	1,121,888	1,025,941	95,947	0.73
NOW accounts	718,259	484,655	233,604	0.49	693,573	495,397	198,176	0.45
Money market accounts	946,647	554,712	391,935	1.82	930,079	548,289	381,790	1.90
Time deposits	926,401	777,683	148,718	2.66	1,111,412	937,045	174,367	2.92
Total	$5,444,688	$3,962,903	$1,481,785	1.02%	$5,596,069	$4,148,214	$1,447,855	1.06%

Collateralized public funds	$244,023	$16,699	$227,324		$219,939	$15,832	$204,107

Total deposits decreased 2.7% to $5.44 billion at June 30, 2026 from $5.60 billion at December 31, 2025, primarily reflecting lower time deposit balances. The average rate paid on deposits decreased to 1.02% from 1.06%, driven by the repricing of maturing time deposits and a favorable shift in deposit mix. Noninterest-bearing deposits represented 32% of total deposits at June 30, 2026 compared to 31% at December 31, 2025, supporting a stable funding profile.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. Securities sold under repurchase agreements totaled $23.2 million at June 30, 2026, a $528,000, or 2.2% decrease from $23.8 million at December 31, 2025, and a decrease of $24.0 million, or 50.8%, from June 30, 2025. There were outstanding short-term FHLBC borrowings of $375.0 million as of June 30, 2026, compared to $215.0 million as of December 31, 2025, and no short-term FHLBC borrowings outstanding as of June 30, 2025.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of June 30, 2026, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.58% as of June 30, 2026, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers pursuant to which we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). We sold the Notes to eligible purchasers in a private offering, and the proceeds of this issuance were used for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50% through April 14, 2026, payable semi-annually in arrears. As of April 15, 2026, forward, the interest rate on the Notes will generally reset quarterly to a rate equal to three-month Term SOFR (as defined by the Note) plus 273 basis points, payable quarterly in arrears. The Notes have a stated maturity of April 15, 2031, and are redeemable, in whole or in part, on April 15, 2026, or any interest payment date thereafter, and at any time upon the occurrence of certain events. On April 15, 2026, we redeemed $30.0 million aggregate principal amount of the Notes. As of June 30, 2026, we had $29.8 million of subordinated debentures outstanding, net of deferred issuance costs. See Note 7. Borrowings for additional information.

Capital

As of June 30, 2026, total stockholders’ equity was $902.8 million, an increase of $6.0 million from $896.8 million as of December 31, 2025. This increase was primarily attributable to net income of $53.8 million earned during the first six months of 2026, partially offset by $7.3 million of dividends paid to our common stockholders. The increase in total stockholders’ equity was further offset by a $35.5 million increase in treasury stock. During the first six months of 2026, we repurchased 1,908,042 shares for $38.8 million under our stock repurchase program and withheld 69,621 shares with a value of $1.4 million to satisfy tax withholding obligations related to restricted stock unit vestings. These transactions were partially offset by the issuance of 159,771 shares related to restricted stock unit vestings, with a value of $2.9 million, and 87,631 shares related to performance-based restricted stock unit vestings, with a value of $1.8 million. Total stockholders’ equity also decreased as a result of a $3.1 million increase in unrealized net losses on available-for-sale securities and swaps, recorded within accumulated other comprehensive loss, driven by changes in market interest rates during the period. Total stockholders’ equity at June 30, 2026 increased $184.2 million compared to June 30, 2025, primarily due to the Bancorp Financial acquisition and the accumulation of earnings since June 30, 2025.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	June 30,	December 31,	June 30,
	Buffer, if applicable[1]	Provisions[2]	2026	2025	2025
The Company
Common equity tier 1 capital ratio	7.00%	N/A	13.28%	12.99%	13.77%
Total risk-based capital ratio	10.50	N/A	15.26	15.46	16.55
Tier 1 risk-based capital ratio	8.50	N/A	13.70	13.41	14.31
Tier 1 leverage ratio	4.00	N/A	12.05	11.70	11.83

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.72%	13.17%	14.02%
Total risk-based capital ratio	10.50	10.00	14.77	14.22	14.99
Tier 1 risk-based capital ratio	8.50	8.00	13.72	13.17	14.02
Tier 1 leverage ratio	4.00	5.00	12.05	11.49	11.59

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of June 30, 2026, the Bank exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measure for capital analysis and peer comparisons, increased from 12.99% at December 31, 2025, to 13.14% at June 30, 2026. Our GAAP tangible common equity to tangible assets ratio was 11.19% at June 30, 2026, compared to 11.02% as of December 31, 2025.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. Through the second quarter of 2026, we experienced an increase in loans, but a decrease in deposits. We managed the change in our funding through an increase in average borrowings from the FHLBC through June 30, 2026, compared to the prior year end. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of June 30, 2026, our cash on hand liquidity totaled $143.3 million, an increase of $19.3 million over cash balances held as of December 31, 2025.

Net cash inflows from operating activities were $65.5 million during the first six months of 2026, compared with net cash inflows of $42.1 million in the same period of 2025.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, resulted in inflows for the first six months of 2026, but were a source of outflows in the like period of 2025. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the six months ended June 30, 2026 and 2025. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $23.1 million in the six months ended June 30, 2026, compared to net cash outflows of $13.4 million in the same period in 2025. In the first six months of 2026, securities transactions accounted for net inflows of $44.3 million, and the principal change on loans accounted for net outflows of $12.8 million. In the first six months of 2025, securities transactions accounted for net outflows of $3.0 million, and principal on loans funded, net of paydowns, accounted for net outflows of $27.3 million.

Net cash outflows from financing activities in the six months ended June 30, 2026, were $69.3 million, compared with net cash inflows of $13.8 million in the six months ended June 30, 2025. Net deposit outflows in the first six months of 2026 were $151.3 million compared to net deposit inflows of $30.1 million in the first six months of 2025. Other short-term borrowings had $160.0 million of net cash inflows in the first six months of 2026, compared to net cash outflows of $20.0 million for other short-term borrowings in the first six months of 2025. Changes in securities sold under repurchase agreements accounted for outflows of $528,000 and inflows of $10.6 million for the six months ended June 30, 2026 and 2025, respectively. A partial redemption of subordinated debentures resulted in $30.0 million of net cash outflows for the six months ended June 30, 2026. Dividends paid on our common stock totaled $7.3 million for the six months ended June 30, 2026, and $5.4 million for the six months ended June 30, 2025. The purchase of treasury stock in the first six months of 2026 due to shares acquired with equity award vestings as well as share repurchases resulted in outflows of $40.2 million, compared to cash outflows of $1.5 million in the first six months of 2025 related to shares acquired from equity award vestings.

Cash and cash equivalents for the six months ended June 30, 2026 totaled $143.3 million, as compared to $124.0 million as of December 31, 2025, and $141.8 million as of June 30, 2025. The increase in cash and cash equivalents for the six months ended June 30, 2026, as compared to the prior year end, was primarily attributable to the maturities, calls, and paydowns of securities available-for-sale as well as the utilization of short-term borrowings through FHLB advances. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third-party financial institution, as well as unpledged securities available-for-sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk arising from changes in rates affecting assets (loans and securities), liabilities (deposits and borrowings), and off-balance sheet derivative instruments (interest rate swaps). Changes in interest rates may materially affect the fair value of financial instruments, cash flows, and net interest income. Like most financial institutions, we are exposed to changes in both short- and long-term interest rates.

We manage interest rate risk within limits established by our asset-liability policy to reduce the impact of interest rate changes on earnings. We are exposed to credit, liquidity, and interest rate risk, but are not subject to significant foreign currency or commodity price risk. Our Asset and Liability Committee (“ALCO”) manages interest rate risk by structuring on- and off-balance sheet positions, including the use of interest rate swaps, as discussed in Note 18 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The ALCO reviews asset-liability modeling and interest rate risk analyses and reports to the Board of Directors at least quarterly. We also maintain a Risk Committee, chaired by our Chief Risk Officer, which reports at least quarterly to senior management and the Board of Directors on compliance with established risk tolerance limits and significant changes in risk exposures. The Risk Committee oversees our enterprise risk management framework. Our interest rate risk exposures at June 30, 2026, and December 31, 2025, are summarized in the table below.

As of June 30, 2026, the balance sheet remained moderately asset-sensitive, as variable-rate assets generally reprice more quickly than our longer-duration, lower-beta deposit base. Changes in interest rates and yield curve dynamics may affect net interest income, funding costs, and the value of interest-sensitive financial instruments. The Bank continues to possess a strong liquidity position.

The Federal Open Market Committee maintained the target range for the federal funds rate at 3.50% to 3.75% during the second quarter of 2026. Forward market rates increased during the quarter and the yield curve shifted as market expectations for monetary policy evolved. Following the appointment of Chairman Kevin Warsh in May 2026, the Federal Reserve placed less emphasis on forward guidance, increasing the importance of economic data and policy communications in shaping market expectations. As of June 30, 2026, the current forward curve implies one rate hike in the fourth quarter of 2026.

Net interest income is influenced by economic conditions, regulatory actions, asset and liability repricing characteristics, customer behavior, competitive pricing pressures, yield curve dynamics, basis risk between indices such as SOFR and Prime, and changes in balance sheet composition.

We utilize simulation analysis to estimate the impact of interest rate scenarios on net interest income. The model incorporates expected cash flows, repricing characteristics, and embedded options within assets and liabilities. Earnings at risk are calculated by comparing net interest income under a stable-rate scenario to net interest income under alternative rate scenarios.

As of June 30, 2026, our net interest income profile remained positioned to benefit from rising interest rates. Compared to December 31, 2025, sensitivity to rising rate scenarios increased modestly, primarily due to growth in cash balances from earnings and principal repayments, including amortization, maturities, calls, and prepayments. Consistent with our moderately asset-sensitive balance sheet position, modeled earnings are expected to benefit from rising rates and decline under falling rate scenarios, although actual results may vary based on customer behavior, deposit pricing, prepayment activity, and market conditions.

The following analysis assumes an instantaneous and parallel shift in interest rates of 0.5%, 1.0%, and 2.0% and does not reflect potential changes in customer behavior, balance sheet composition, or management actions that may occur in response to changing market conditions.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2026
Dollar change	$(35,163)	$(19,471)	$(9,942)	$9,513	$19,046	$34,634
Percent change	(10.5)%	(5.8)%	(3.0)%	2.8%	5.7%	10.3%

December 31, 2025
Dollar change	$(35,505)	$(18,190)	$(9,026)	$8,817	$17,732	$31,490
Percent change	(10.6)%	(5.4)%	(2.7)%	2.6%	5.3%	9.4%

The amounts and assumptions used in the simulation model are not intended to be indicative of actual future results. Actual results may differ materially from simulated outcomes due to differences in the timing, frequency, and magnitude of interest rate changes, changes in balance sheet composition, evolving market conditions, and management actions taken in response to those conditions. Interest rate sensitivity estimates also incorporate assumptions regarding deposit repricing characteristics and customer behavior that may differ from actual experience, particularly in changing competitive and interest rate environments. In addition, the simulated results do not reflect the impact of any potential management actions that could be implemented to mitigate interest rate risk.

Effects of Inflation

In management's opinion, changes in interest rates have a greater impact on our financial condition than inflation; however, we monitor both. The annual U.S. inflation rate increased to 3.5% in June 2026, compared to 3.3% in March 2026, while core CPI remained unchanged at 2.6%. Recent inflation trends have been influenced by volatility in energy prices and broader geopolitical developments. Elevated inflation may contribute to higher funding costs, increased operating expenses, changes in customer borrowing behavior, and pressure on the financial condition of certain borrowers. Inflation at current levels has not had a material impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements.”

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In January 2026, our board of directors authorized the repurchase of up to 1,908,042 shares of our common stock for an aggregate amount not to exceed $43.9 million through December 31, 2026 (the “2026 Repurchase Program”). The Company received notice of non-objection from the Federal Reserve Bank of Chicago in January 2026. Repurchases could be made through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions or other means. We completed the 2026 Repurchase Program in May 2026, and no shares remain available for repurchase under the program.

In June 2026, our board of directors authorized the repurchase of up to 2,546,674 shares of our common stock for an aggregate amount not to exceed $61.2 million through June 30, 2027 (the “2026-2027 Repurchase Program”). The Company received notice of non-objection from the Federal Reserve Bank of Chicago in June 2026. Repurchases may be made through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions or other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of our common stock, general market and economic conditions, and applicable legal and regulatory requirements. Repurchases under the 2026-2027 Repurchase Program may be initiated, discontinued, suspended or restarted at any time provided that repurchases under the 2026-2027 Repurchase Program, after June 30, 2027, would require Federal Reserve non-objection or approval. We are not obligated to repurchase any shares under the 2026-2027 Repurchase Program.

During the second quarter of 2026, the Company repurchased 732,183 shares at $21.08 per share for a total reduction to capital of $15.4 million, net of excise taxes, as these shares are held in treasury stock.

The following table presents our stock repurchases for the quarter ended June 30, 2026:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
April 1, 2026 - April 30, 2026	133,000	$20.89	133,000	599,183
May 1, 2026 - May 31, 2026	599,183	21.13	599,183	-
June 1, 2026 - June 30, 2026	-	-	-	-
Total	732,183	$21.08	732,183	-

1 We announced the 2026 Repurchase Program in a Current Report on Form 8-K filed on January 29, 2026. Although the program was scheduled to expire on December 31, 2026, no shares remained available for repurchase as of June 30, 2026. We announced the new 2026-2027 Repurchase Program in a Current Report on Form 8-K filed on June 25, 2026. The new program expires on June 30, 2027, and 2,546,674 shares became available for repurchase beginning July 27, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

James L. Eccher, Chairman, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement on May 1, 2026, as such term is defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan provides for the sale of up to 75,000 shares of the Company’s common stock in amounts and prices set forth in the plan, and terminates on the earlier of the date all shares under the plan are sold or August 13, 2027. The Trading Plan was entered into during an open insider trading window and is intended to comply with the Company’s policies regarding transactions in its securities.

During the quarter ended June 30, 2026, none of the Company’s other directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(a) of Regulation S-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2026, and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: August 6, 2026