Form 10-Q
period 2026-09-30
OLD SECOND BANCORP INC
filed 2026-11-04
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☒        No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

Yes ☐        No ☒

As of November 3, 2026, the Registrant has 49,440,752 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of Old Second Bancorp, Inc. (“Old Second” or the “Company”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends and estimates and assumptions underlying accounting policies. Forward-looking statements are based on our current beliefs, expectations, assumptions, and on information currently available and may be identified by the use of words such as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “forecasts,” “possible,” “implies,” “likely” or the negative thereof as well as other similar words and expressions of the future.  Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:

●	our ability to execute our growth strategy;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	risks with respect to our ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
●	the financial success and viability of the borrowers of our commercial loans, including adverse developments in the commercial real estate market, such as increased vacancy rates, declining property values, refinancing risk as loans mature, or borrower distress, particularly in the office sector;
●	changes in U.S. monetary policy, including increases in market interest rates that could raise our cost of funds faster than the yields on our loans and securities, or reductions in market interest rates that could cause yields on our loans and securities to decline faster than our cost of funds, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies, including providers of digital assets and payment stablecoins;
●	any negative perception of our reputation or financial strength;
●	our ability to raise additional capital on acceptable terms when needed;
●	our ability to raise cost-effective funding to support business plans when needed;
●	our ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
●	adverse effects on our information technology systems resulting from system failures, human error, cyberattacks or fraud, including risks from the use of AI by threat actors;
●	risks associated with data privacy laws and regulations;
●	risks associated with the development and use of AI;
●	adverse effects of cyberattacks or failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
●	the impact of any claims or legal actions, including any effect on our reputation;
●	losses incurred in connection with repurchases and indemnification payments related to mortgages;
●	the soundness of other financial institutions and other counter-party risk;
●	changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	our ability to receive dividends from our subsidiaries;
●	a decrease in our regulatory capital ratios or negative changes in our capital position;
●	adverse federal or state tax assessments, or changes in tax laws or policies;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	legislative or regulatory changes, particularly changes in regulation of financial services companies;
●	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment;
●	risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	changes in political and economic conditions, including potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;

●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, including epidemics and pandemics; wars, terrorism and other geopolitical conflicts or instability, including the war in Ukraine, the ongoing conflict involving the United States, Israel and Iran and other conflicts in the Middle East, political and economic instability and military and diplomatic developments involving Venezuela, and tensions between China and Taiwan; essential utility outages; disruptions to global energy markets or critical shipping routes; deterioration in global economic conditions; instability in the credit markets; disruptions to our customers’ supply chains or transportation network; and disruptions caused by widespread cybersecurity incidents;
●	changes in trade policy, trade disputes and any related tariffs, including their effects on our customers’ costs, supply chains and ability to repay their loans; and
●	each of the factors and risks under the heading “Risk Factors” in our 2025 Annual Report on Form 10-K and in subsequent filings we make with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$42,155	$51,665
Interest earning deposits with financial institutions	65,948	72,360
Cash and cash equivalents	108,103	124,025
Securities available-for-sale, at fair value	978,576	1,090,523
Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock	40,811	32,025
Loans held-for-sale	1,407	3,645
Loans	5,238,057	5,252,131
Less: allowance for credit losses on loans	64,189	72,301
Net loans	5,173,868	5,179,830
Premises and equipment, net	83,364	86,645
Other real estate owned, net	-	1,427
Mortgage servicing rights, at fair value	10,690	9,459
Goodwill	129,196	129,196
Core deposit intangible (“CDI”)	20,200	23,692
Bank-owned life insurance (“BOLI”)	134,288	130,481
Deferred tax assets, net	33,260	31,276
Other assets	64,828	60,451
Total assets	$6,778,591	$6,902,675

Liabilities
Deposits:
Noninterest bearing demand	$1,671,745	$1,739,117
Interest bearing:
Savings, NOW, and money market	2,772,737	2,745,540
Time	883,082	1,111,412
Total deposits	5,327,564	5,596,069
Securities sold under repurchase agreements	29,908	23,769
Other short-term borrowings	395,000	215,000
Junior subordinated debentures	25,774	25,774
Subordinated debentures	29,808	59,552
Notes payable and other borrowings	9,893	14,825
Other liabilities	82,092	70,918
Total liabilities	5,900,039	6,005,907

Stockholders’ Equity
Common stock	53,015	53,015
Additional paid-in capital	340,751	341,451
Retained earnings	609,074	537,231
Accumulated other comprehensive loss, net	(43,395)	(28,738)
Treasury stock	(80,893)	(6,191)
Total stockholders’ equity	878,552	896,768
Total liabilities and stockholders’ equity	$6,778,591	$6,902,675

	September 30, 2026	December 31, 2025
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	120,000,000	120,000,000
Shares issued	53,015,496	53,015,496
Shares outstanding	49,417,867	52,669,223
Treasury shares	3,597,629	346,273

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$91,356	$91,301	$268,339	$214,850
Loans held-for-sale	31	31	136	92
Securities:
Taxable	8,416	9,872	26,453	29,058
Tax exempt	1,079	1,235	3,366	3,724
Dividends from FHLBC and FRBC stock	672	381	1,719	1,127
Interest earning deposits with financial institutions	537	1,255	1,613	4,027
Total interest and dividend income	102,091	104,075	301,626	252,878
Interest expense
Savings, NOW, and money market deposits	8,105	9,043	22,764	19,562
Time deposits	5,757	10,896	19,173	20,233
Securities sold under repurchase agreements	44	60	134	184
Other short-term borrowings	3,145	308	7,925	325
Junior subordinated debentures	269	288	854	864
Subordinated debentures	542	547	1,763	1,639
Notes payable and other borrowings	180	158	491	158
Total interest expense	18,042	21,300	53,104	42,965
Net interest and dividend income	84,049	82,775	248,522	209,913
Provision for credit losses	6,750	19,653	23,750	24,553
Net interest and dividend income after provision for credit losses	77,299	63,122	224,772	185,360
Noninterest income
Wealth management	3,682	3,515	10,693	9,707
Service charges on deposits	3,134	3,202	9,339	9,238
Secondary mortgage fees	101	92	388	249
Mortgage servicing rights mark to market gain (loss)	623	(389)	319	(1,490)
Mortgage servicing income	467	469	1,428	1,421
Net gain on sales of mortgage loans	363	620	1,558	1,634
Securities losses, net	(1)	(1)	(1)	(1)
Change in cash surrender value of BOLI	796	1,175	3,347	2,363
Death benefit realized on BOLI	-	430	-	430
Card related income	2,479	2,581	7,312	7,355
Other income	1,426	1,415	4,578	3,302
Total noninterest income	13,070	13,109	38,961	34,208
Noninterest expense
Salaries and employee benefits	30,846	39,723	90,622	93,666
Occupancy, furniture and equipment	5,284	4,937	15,773	13,962
Computer and data processing	3,258	4,002	9,850	9,042
FDIC insurance	746	854	2,264	2,124
Net teller & bill paying	754	691	2,194	2,019
General bank insurance	355	437	1,059	1,095
Amortization of core deposit intangible	1,149	1,251	3,492	3,310
Advertising and marketing expense	603	650	1,637	1,334
Card related expense	1,589	1,708	4,712	4,577
Professional fees	1,417	3,145	3,876	5,398
Consumer credit expense	1,725	1,368	4,967	1,408
Other real estate expense, net	(30)	128	(164)	2,036
Other expense	3,926	4,269	12,802	11,116
Total noninterest expense	51,622	63,163	153,084	151,087
Income before income taxes	38,747	13,068	110,649	68,481
Provision for income taxes	9,807	3,197	27,945	16,958
Net income	$28,940	$9,871	$82,704	$51,523

Basic earnings per share	$0.57	$0.19	$1.61	$1.08
Diluted earnings per share	0.56	0.18	1.58	1.06
Dividends declared per share	0.07	0.06	0.21	0.18

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$28,940	$9,871	$82,704	$51,523

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(17,629)	6,948	(22,179)	20,893
Related tax benefit (expense)	4,936	(1,947)	6,210	(5,851)
Holding (losses) gains, after tax, on available-for-sale securities	(12,693)	5,001	(15,969)	15,042

Less: Reclassification adjustment for the net gains realized during the period
Net realized losses	(1)	(1)	(1)	(1)
Related tax benefit	-	-	-	-
Net realized losses after tax	(1)	(1)	(1)	(1)
Other comprehensive (loss) income on available-for-sale securities	(12,692)	5,002	(15,968)	15,043

Changes in fair value of derivatives used for cash flow hedges	1,608	179	1,822	569
Related tax expense	(450)	(49)	(511)	(158)
Other comprehensive income on cash flow hedges	1,158	130	1,311	411

Total other comprehensive (loss) income	(11,534)	5,132	(14,657)	15,454
Total comprehensive income	$17,406	$15,003	$68,047	$66,977

	Accumulated	Accumulated	Total
	Unrealized Gain	Unrealized Gain	Accumulated Other
	(Loss) on Securities	(Loss) on Derivative	Comprehensive
(unaudited)	Available-for-Sale	Instruments	Income/(Loss)
For the Three Months Ended
Balance, July 1, 2025	$(39,371)	$1,945	$(37,426)
Other comprehensive income, net of tax	5,002	130	5,132
Balance, September 30, 2025	$(34,369)	$2,075	$(32,294)

Balance, July 1, 2026	$(34,286)	$2,425	$(31,861)
Other comprehensive (loss) income, net of tax	(12,692)	1,158	(11,534)
Balance, September 30, 2026	$(46,978)	$3,583	$(43,395)

For the Nine Months Ended
Balance, January 1, 2025	$(49,412)	$1,664	$(47,748)
Other comprehensive income, net of tax	15,043	411	15,454
Balance, September 30, 2025	$(34,369)	$2,075	$(32,294)

Balance, January 1, 2026	$(31,010)	$2,272	$(28,738)
Other comprehensive (loss) income, net of tax	(15,968)	1,311	(14,657)
Balance, September 30, 2026	$(46,978)	$3,583	$(43,395)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$82,704	$51,523
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium / discount amortization on securities	1,273	1,398
Securities losses, net	1	1
Provision for credit losses	23,750	24,553
Originations of loans held-for-sale	(71,680)	(55,547)
Proceeds from sales of loans held-for-sale	74,527	56,624
Net gains on sales of mortgage loans	(1,558)	(1,634)
Mortgage servicing rights mark to market (gain) loss	(319)	1,490
Net accretion of purchase accounting adjustments and other discounts on loans	(484)	(1,771)
Net change in cash surrender value of BOLI	(3,347)	(2,363)
Net (gains) losses on sale of other real estate owned	(175)	160
Provision for other real estate owned valuation losses	10	681
Depreciation of fixed assets and amortization of leasehold improvements	5,178	4,464
Change in operating lease right-of-use asset	(2,728)	1,073
Net gains on disposal and transfer of fixed assets	-	(457)
Amortization of core deposit intangibles	3,492	3,310
Change in current income taxes	(6,428)	(4,568)
Deferred tax expense (benefit)	3,716	(6,755)
Change in accrued interest receivable and other assets	1,452	3,119
Accretion of purchase accounting adjustment on time deposits	(74)	(609)
Change in accrued interest payable and other liabilities	14,269	74
Change in operating lease payable	2,504	(829)
Stock based compensation	4,267	4,087
Net cash provided by operating activities	130,350	78,024
Cash flows from investing activities
Proceeds from maturities and calls, including pay down of securities available-for-sale	273,959	200,648
Proceeds from sales of securities available-for-sale	-	125,892
Purchases of securities available-for-sale	(185,465)	(183,758)
Net purchases of FHLBC/FRBC stock	(8,786)	(6,883)
Net change in loans	(17,936)	(85,358)
Purchases of BOLI policies	(460)	(460)
Proceeds from claims on BOLI, net of claims receivable	-	433
Proceeds from sales of other real estate owned, net of participations	2,224	19,349
Proceeds from disposition of premises and equipment	76	1,593
Net purchases of premises and equipment	(2,053)	(3,624)
Cash received from acquisition, net	-	10,529
Net cash provided by investing activities	61,559	78,361
Cash flows from financing activities
Net change in deposits	(268,431)	(240,394)
Net change in securities sold under repurchase agreements	6,139	(12,367)
Net change in other short-term borrowings	180,000	129,500
Redemption of subordinated debentures	(30,000)	-
Repayment of notes payable	(5,000)	-
Vesting of restricted stock, net of excise taxes	53	-
Dividends paid on common stock	(10,870)	(8,552)
Purchase of treasury stock	(79,722)	(7,376)
Net cash used in financing activities	(207,831)	(139,189)
Net change in cash and cash equivalents	(15,922)	17,196
Cash and cash equivalents at beginning of period	124,025	99,329
Cash and cash equivalents at end of period	$108,103	$116,525

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
	Number of		Additional		Other		Total
(unaudited)	Common Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	Loss	Stock	Equity
For the Three Months Ended

Balance, July 1, 2025	45,056,183	$45,094	$206,207	$505,419	$(37,426)	$(645)	$718,649
Net income				9,871			9,871
Other comprehensive income, net of tax					5,132		5,132
Dividends declared on common stock, ($0.06 per share)				(3,159)			(3,159)
Acquisitions, Bancorp Financial	7,921,084	7,921	132,599				140,520
Vesting of restricted stock	14,122		(254)			254	-
Stock based compensation			1,556				1,556
Purchase of treasury stock from stock repurchase program	(326,854)					(5,884)	(5,884)
Balance, September 30, 2025	52,664,535	$53,015	$340,108	$512,131	$(32,294)	$(6,275)	$866,685

Balance, July 1, 2026	50,938,962	$53,015	$339,616	$583,701	$(31,861)	$(41,660)	$902,811
Net income				28,940			28,940
Other comprehensive loss, net of tax					(11,534)		(11,534)
Dividends declared on common stock, ($0.07 per share)				(3,567)			(3,567)
Vesting of restricted stock, net of excise taxes	12,595		(280)			282	2
Stock based compensation			1,415				1,415
Purchase of treasury stock from taxes withheld on stock awards	(586)					(15)	(15)
Purchase of treasury stock from stock repurchase program	(1,533,104)					(39,500)	(39,500)
Balance, September 30, 2026	49,417,867	$53,015	$340,751	$609,074	$(43,395)	$(80,893)	$878,552

					Accumulated
	Number of		Additional		Other		Total
(unaudited)	Common Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Earnings	Loss	Stock	Equity
For the Nine Months Ended

Balance, January 1, 2025	44,873,467	$44,908	$205,284	$469,165	$(47,748)	$(575)	$671,034
Net income				51,523			51,523
Other comprehensive income, net of tax					15,454		15,454
Dividends declared on common stock, ($0.18 per share)				(8,557)			(8,557)
Acquisitions, Bancorp Financial	7,921,084	7,921	132,599				140,520
Vesting of restricted stock	279,737	186	(1,862)			1,676	-
Stock based compensation			4,087				4,087
Purchase of treasury stock from taxes withheld on stock awards	(82,899)					(1,492)	(1,492)
Purchase of treasury stock from stock repurchase program	(326,854)					(5,884)	(5,884)
Balance, September 30, 2025	52,664,535	$53,015	$340,108	$512,131	$(32,294)	$(6,275)	$866,685

Balance, January 1, 2026	52,669,223	$53,015	$341,451	$537,231	$(28,738)	$(6,191)	$896,768
Net income				82,704			82,704
Other comprehensive loss, net of tax					(14,657)		(14,657)
Dividends declared on common stock, ($0.21 per share)				(10,861)			(10,861)
Vesting of restricted stock, net of excise taxes	259,997		(4,967)			5,020	53
Stock based compensation			4,267				4,267
Purchase of treasury stock from taxes withheld on stock awards	(70,207)					(1,446)	(1,446)
Purchase of treasury stock from stock repurchase program	(3,441,146)					(78,276)	(78,276)
Balance, September 30, 2026	49,417,867	$53,015	$340,751	$609,074	$(43,395)	$(80,893)	$878,552

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Basis of Presentation and Changes in Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim consolidated financial statements and accompanying notes are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, dollar amounts in the tables contained in the notes to the consolidated financial statements are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASU 2025-08 – On November 12, 2025, the FASB issued ASU 2025-08 “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” This ASU expands the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. ASU 2025-08 is effective for interim and annual periods in fiscal years beginning after December 15, 2026, and is applied prospectively. Early adoption is permitted.

Old Second has elected not to early adopt ASU 2025-08 at this time. When adopted, the standard will be adopted prospectively; thus, the accounting for previously completed business combinations will not be impacted. However, adopting this accounting standard is anticipated to have a material impact on the accounting for purchased loans, compared to previous business combinations, on any business combination completed after adoption.

ASU 2025-11 – On December 8, 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU: i) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; ii) create a comprehensive list in FASB ASC Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; iii) incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and iv) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027. ASU 2025-11 is not expected to have a material impact on the financial statements of the Company.

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

Changes in Significant Accounting Policies

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These policies, along with the disclosures presented in the other financial statement notes and, in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. During the third quarter of 2026, the Company had no changes to significant accounting policies or estimates.

Subsequent Events

Dividends

On October 20, 2026, our Board of Directors declared a cash dividend of $0.08 per share of common stock payable on November 9, 2026, to stockholders of record as of October 30, 2026; dividends of $4.0 million will be paid to stockholders on November 9, 2026.

Executive Retirement

On October 14, 2026, Gary Collins, Vice Chairman of the Company and the Bank, notified the Company of his decision to retire effective October 31, 2026. In connection with his retirement, the Company and Mr. Collins entered into a Separation and General Release Agreement, as described in the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2026.

Note 2 – Acquisition

Completed Acquisitions

Bancorp Financial

On July 1, 2025, the Company completed its acquisition of Bancorp Financial and its wholly-owned subsidiary, Evergreen Bank Group, based in Oak Brook, Illinois, with operations throughout our existing market footprint as well as a loan production office in Reno, Nevada.  This acquisition brought increased scale and new markets to the Company and provided new product offerings and line of business opportunities.  At closing, the Company acquired $1.43 billion of assets, $1.20 billion of loans, $119.1 million of securities, and $1.23 billion of deposits, net of fair value adjustments. Under the terms of the merger agreement, each outstanding share of Bancorp Financial common stock was exchanged for 2.5814 shares of the Company’s common stock, plus $15.93 of cash. This resulted in merger consideration of $189.4 million, based on the closing price of the Company’s common stock on the date of acquisition, which consisted of 7.9 million shares of the Company’s common stock and $48.9 million of cash.  Goodwill of $36.0 million associated with the acquisition was recorded by the Company, which was the result of expected synergies, operational efficiencies and other factors.

The acquisition of Bancorp Financial has been accounted for as a business combination. The Company recorded the estimate of fair value based on initial valuations available at July 1, 2025. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are often subjective in nature and may require adjustments for additional information received during the measurement period, which expired July 1, 2026.  None of the $36.0 million of goodwill recorded is expected to be deductible for income tax purposes.

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

Expenses related to the Bancorp Financial acquisition totaled $875,000 and $12.9 million for the nine months ended September 30, 2026 and 2025, respectively. The expenses related to the acquisition are reported within noninterest expense based on the line items impacted, which are primarily salaries and employee benefits, occupancy, furniture and equipment, computer and data processing, legal fees, and other expense in the Consolidated Statements of Income. As of June 30, 2026, all acquisition related expenses have been reported and the measurement period is closed.

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

In addition, non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank of Chicago (“FRBC”) stock and are reported separately on the Consolidated Balance Sheets. FHLBC stock was recorded at $20.1 million as of September 30, 2026, and $11.3 million as of December 31, 2025. FRBC stock was recorded at $20.7 million at September 30, 2026 and December 31, 2025. Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following tables summarize the amortized cost and fair value of the securities portfolio at September 30, 2026, and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$149,225	$54	$(1,206)	$148,073
U.S. government agencies	40,490	-	(1,381)	39,109
U.S. government agencies mortgage-backed	84,741	-	(9,906)	74,835
States and political subdivisions	190,475	3	(13,206)	177,272
Collateralized mortgage obligations	367,105	241	(38,556)	328,790
Asset-backed securities	38,757	231	(1,593)	37,395
Collateralized loan obligations	172,317	76	(62)	172,331
Equity securities	714	57	-	771
Total securities available-for-sale	$1,043,824	$662	$(65,910)	$978,576

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost[1]	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$164,296	$1,564	$-	$165,860
U.S. government agencies	29,421	-	(245)	29,176
U.S. government agencies mortgage-backed	95,899	-	(7,119)	88,780
States and political subdivisions	213,366	450	(7,441)	206,375
Collateralized mortgage obligations	388,774	1,102	(30,571)	359,305
Asset-backed securities	46,600	423	(1,207)	45,816
Collateralized loan obligations	194,552	151	(239)	194,464
Equity securities	684	63	-	747
Total securities available-for-sale	$1,133,592	$3,753	$(46,822)	$1,090,523

1 Excludes accrued interest receivable of $5.7 million at September 30, 2026, and $6.9 million at December 31, 2025, that is recorded in other assets on the Consolidated Balance Sheets.

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2026, by contractual maturity, are listed in the table below. Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$73,396	4.41%	$73,321
Due after one year through five years	114,683	3.85	112,046
Due after five years through ten years	135,214	3.57	126,467
Due after ten years	56,897	3.12	52,620
	380,190	3.75	364,454
Mortgage-backed and collateralized mortgage obligations	451,846	2.87	403,625
Asset-backed securities	38,757	3.81	37,395
Collateralized loan obligations	172,317	5.03	172,331
Equity securities	714	-	771
Total securities available-for-sale	$1,043,824	3.58%	$978,576

At September 30, 2026, the Company had no securities issued from any one originator, other than the U.S. Government and its agencies, which individually amounted to over 10% of the Company’s stockholders’ equity.

Securities with unrealized losses with no corresponding allowance for credit losses at September 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2026	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	8	$1,206	$108,154	-	$-	$-	8	$1,206	$108,154
U.S. government agencies	1	1,358	38,329	4	23	779	5	1,381	39,108
U.S. government agencies mortgage-backed	1	719	9,783	124	9,187	64,677	125	9,906	74,460
States and political subdivisions	38	1,430	99,865	19	11,776	69,984	57	13,206	169,849
Collateralized mortgage obligations	15	1,095	61,448	125	37,461	246,303	140	38,556	307,751
Asset-backed securities	2	18	1,272	13	1,575	30,645	15	1,593	31,917
Collateralized loan obligations	10	57	61,550	1	5	4,995	11	62	66,545
Total securities available-for-sale	75	$5,883	$380,401	286	$60,027	$417,383	361	$65,910	$797,784

	Less than 12 months			12 months or more
December 31, 2025	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	7	$245	$29,176	7	$245	$29,176
U.S. government agencies mortgage-backed	1	36	10,572	126	7,083	78,208	127	7,119	88,780
States and political subdivisions	1	4	5,046	29	7,437	104,483	30	7,441	109,529
Collateralized mortgage obligations	5	19	6,287	130	30,552	288,228	135	30,571	294,515
Asset-backed securities	7	139	14,927	7	1,068	20,164	14	1,207	35,091
Collateralized loan obligations	12	239	87,299	-	-	-	12	239	87,299
Total securities available-for-sale	26	$437	$124,131	299	$46,385	$520,259	325	$46,822	$644,390

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

The following table presents net realized gains (losses) on securities available-for-sale for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2026	2025	2026	2025
Proceeds from sales of securities [1]	$-	$125,892	$-	$125,892
Gross realized gains on securities	-	-	-	-
Gross realized losses on securities	(1)	(1)	(1)	(1)
Net realized losses	$(1)	$(1)	$(1)	$(1)
Income tax benefit on net realized losses	$-	$-	$-	$-
Effective tax rate applied	N/M	N/M	N/M	N/M

N/M – Not meaningful.

1 2025 values include $118.4 million of proceeds on the sale of securities acquired from Bancorp Financial, which is a reflection of the fair value on the acquisition date.

As of September 30, 2026, securities valued at $629.1 million were pledged for borrowings and for other purposes, a decrease from $679.5 million of securities pledged at year end 2025.

Note 4 – Loans and Allowance for Credit Losses on Loans

Major classifications of loans were as follows:

	September 30, 2026	December 31, 2025
Commercial	$867,362	$842,130
Leases	554,370	548,256
Commercial real estate – investor	1,131,857	1,212,384
Commercial real estate – owner occupied	684,169	706,567
Construction	153,491	173,630
Residential real estate – investor	65,679	70,225
Residential real estate – owner occupied	247,515	230,432
Multifamily	370,431	339,131
HELOC	245,938	235,293
Powersport	689,229	696,959
Other [1]	228,016	197,124
Total loans	5,238,057	5,252,131
Allowance for credit losses on loans	(64,189)	(72,301)
Net loans [2]	$5,173,868	$5,179,830

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts in this table and in subsequent tables within Note 4 – Loans and Allowance for Credit Losses on Loans.

2 Excludes accrued interest receivable of $24.0 million and $23.5 million at September 30, 2026, and December 31, 2025, respectively, that is recorded in other assets on the Consolidated Balance Sheets.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained. The type of collateral, when required, will vary from liquid assets to real estate. The Company seeks to ensure access to collateral, in the event of borrower default, through adherence to lending laws, the Company’s lending standards and credit monitoring procedures. Although the Bank makes loans primarily within its market area, there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector. The real estate related categories listed above represent 55.3% and 56.5% of the portfolio at September 30, 2026, and December 31, 2025, respectively, and include a mix of owner occupied and non-owner occupied commercial real estate, residential, construction and multifamily loans.

The following tables represent the activity in the allowance for credit losses for loans, or the ACL, for the three and nine months ended September 30, 2026 and 2025:

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended September 30, 2026
Commercial	$14,337	$3,902	$9,352	$181	$9,068
Leases	2,312	257	174	2	2,397
Commercial real estate – investor	19,489	(867)	-	14	18,636
Commercial real estate – owner occupied	4,635	(1,892)	-	1	2,744
Construction	1,138	(19)	-	-	1,119
Residential real estate – investor	566	(36)	-	3	533
Residential real estate – owner occupied	1,490	499	-	10	1,999
Multifamily	1,503	13	-	-	1,516
HELOC	3,358	19	-	10	3,387
Powersport	16,816	4,631	4,017	884	18,314
Other	4,736	28	429	141	4,476
Total	$70,380	$6,535	$13,972	$1,246	$64,189

1 Amount does not include the provision for unfunded commitment liability.

		Provision for
	Beginning	(Release of)			Ending
Allowance for credit losses	Balance	Credit Losses [1]	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2026
Commercial	$11,183	$11,337	$13,682	$230	$9,068
Leases	2,370	740	832	119	2,397
Commercial real estate – investor	21,672	3,673	6,752	43	18,636
Commercial real estate – owner occupied	4,583	(1,846)	-	7	2,744
Construction	1,527	(408)	-	-	1,119
Residential real estate – investor	759	(232)	-	6	533
Residential real estate – owner occupied	1,879	82	-	38	1,999
Multifamily	1,493	23	-	-	1,516
HELOC	3,628	(271)	2	32	3,387
Powersport	17,449	10,718	12,270	2,417	18,314
Other	5,758	(178)	1,398	294	4,476
Total	$72,301	$23,638	$34,936	$3,186	$64,189

1 Amount does not include the provision for unfunded commitment liability.

		Allowance	Provision for
	Beginning	Established for	(Release of)			Ending
Allowance for credit losses	Balance	PCD Loans	Credit Losses [1]	Charge-offs	Recoveries	Balance
Three months ended September 30, 2025
Commercial	$7,185	$37	$3,505	$452	$67	$10,342
Leases	2,280	-	971	848	-	2,403
Commercial real estate – investor	16,922	1,954	2,086	-	15	20,977
Commercial real estate – owner occupied	7,748	-	682	-	2	8,432
Construction	2,879	-	(1,412)	-	46	1,513
Residential real estate – investor	565	-	200	-	2	767
Residential real estate – owner occupied	1,926	309	(337)	-	7	1,905
Multifamily	1,707	-	204	181	-	1,730
HELOC	1,770	128	1,750	-	19	3,667
Powersport	-	10,431	9,555	3,685	705	17,006
Other	8	4,681	2,411	880	75	6,295
Total	$42,990	$17,540	$19,615	$6,046	$938	$75,037

1 Amount does not include the provision for unfunded commitment liability.

		Allowance	Provision for
	Beginning	Established for	(Release of)			Ending
Allowance for credit losses	Balance	PCD Loans	Credit Losses [1]	Charge-offs	Recoveries	Balance
Nine months ended September 30, 2025
Commercial	$7,813	$37	$7,384	$5,023	$131	$10,342
Leases	2,136	-	1,205	955	17	2,403
Commercial real estate – investor	14,528	1,954	4,452	-	43	20,977
Commercial real estate – owner occupied	10,036	-	(1,568)	47	11	8,432
Construction	3,581	-	(1,630)	834	396	1,513
Residential real estate – investor	553	-	208	-	6	767
Residential real estate – owner occupied	1,509	309	42	-	45	1,905
Multifamily	1,876	-	35	181	-	1,730
HELOC	1,578	128	1,920	-	41	3,667
Powersport	-	10,431	9,555	3,685	705	17,006
Other	9	4,681	2,521	1,082	166	6,295
Total	$43,619	$17,540	$24,124	$11,807	$1,561	$75,037

1 Amount does not include the provision for unfunded commitment liability.

At September 30, 2026, our allowance for credit losses (“ACL”) on loans totaled $64.2 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.2 million. During the first nine months of 2026, we recorded net provision for credit losses on loans and unfunded commitments of $23.8 million. The provision was mostly driven by increased commercial, commercial real estate, and powersport charge-offs. Charge-offs for the nine-month period ending September 30, 2026 were largely comprised of a $6.8 million charge-off in the commercial real estate-investor portfolio on two relationships; one is a downtown Chicago office building that was restructured to accommodate lower rents based on office market demand; the second is an office property outside Chicago experiencing a declining occupancy rate. In addition, a commercial charge-off of $13.7 million was recorded related to the warehouse and distribution business, and elevated powersport net charge-offs totaling $9.9 million. The ACL on loans excludes an allowance for unfunded commitments of $2.2 million as of September 30, 2026, $2.1 million as of December 31, 2025, and $2.3 million as of September 30, 2025, which is recorded within other liabilities on the Consolidated Balance Sheets.

Generally, the Bank considers a loan to be collateral dependent when, based on current information and events, it is probable that foreclosure could be initiated. Additionally, the Bank will review all loans meeting the criteria for individual analysis, to determine if repayment or satisfaction of the loan is expected through the sale of collateral. This will generally be the case for credits with high loan-to-value ratios. Exceptions to this policy would include loans with guarantors or sponsors that have the means and willingness to support the obligation. Non-accruing loans with an outstanding balance of $500,000 or more are assessed on an individual loan level basis. When a financial asset is deemed collateral-dependent, the level of credit loss is measured by the difference between amortized cost of the financial asset and the fair value of collateral adjusted for estimated cost to sell. The Company had $28.0 million and $40.9 million of collateral dependent loans secured by real estate or business assets as of September 30, 2026, and December 31, 2025, respectively.

The following tables present the collateral dependent loans and the related ACL allocated by classification of loans as of September 30, 2026, and December 31, 2025:

		Accounts				ACL
September 30, 2026	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$2,405	$-	$4,150	$6,555	$2,238
Leases	-	-	-	-	-	-
Commercial real estate – investor	8,390	-	-	-	8,390	5,035
Commercial real estate – owner occupied	9,483	-	-	-	9,483	-
Construction	1,469	-	-	-	1,469	8
Residential real estate – investor	78	-	-	-	78	-
Residential real estate – owner occupied	966	-	-	-	966	-
Multifamily	843	-	-	-	843	-
HELOC	206	-	-	-	206	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$21,435	$2,405	$-	$4,150	$27,990	$7,281

		Accounts				ACL
December 31, 2025	Real Estate	Receivable	Equipment	Equity Interests	Total	Allocation
Commercial	$-	$5,960	$2,055	$-	$8,015	$762
Leases	-	-	-	-	-	-
Commercial real estate – investor	11,345	-	-	-	11,345	5,682
Commercial real estate – owner occupied	19,809	-	-	-	19,809	-
Construction	-	-	-	-	-	-
Residential real estate – investor	26	-	-	-	26	-
Residential real estate – owner occupied	844	-	-	-	844	-
Multifamily	782	-	-	-	782	-
HELOC	53	-	-	-	53	-
Powersport	-	-	-		-	-
Other	-	-	-	-	-	-
Total	$32,859	$5,960	$2,055	$-	$40,874	$6,444

An aged analysis of past due loans by classification of loans was as follows:

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
September 30, 2026	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$2,560	-	4,930	7,490	859,872	$867,362	$121
Leases	842	49	1,014	1,905	552,465	554,370	-
Commercial real estate – investor	8,604	1,156	8,712	18,472	1,113,385	1,131,857	-
Commercial real estate – owner occupied	3,611	322	8,331	12,264	671,905	684,169	-
Construction	9,780	-	1,585	11,365	142,126	153,491	-
Residential real estate – investor	403	465	433	1,301	64,378	65,679	-
Residential real estate – owner occupied	165	279	887	1,331	246,184	247,515	276
Multifamily	595	695	1,154	2,444	367,987	370,431	-
HELOC	2,684	283	672	3,639	242,299	245,938	-
Powersport	11,487	3,909	2,681	18,077	671,152	689,229	2,583
Other	548	95	145	788	227,228	228,016	77
Total	$41,279	$7,253	$30,544	$79,076	$5,158,981	$5,238,057	$3,057

							90 days or
			90 Days or				Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past			Due and
December 31, 2025	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing
Commercial	$565	-	4,746	5,311	836,819	$842,130	$1,241
Leases	2,116	595	1,677	4,388	543,868	548,256	471
Commercial real estate – investor	10,604	89	-	10,693	1,201,691	1,212,384	-
Commercial real estate – owner occupied	7,176	819	11,389	19,384	687,183	706,567	250
Construction	1,546	1,349	635	3,530	170,100	173,630	-
Residential real estate – investor	120	699	152	971	69,254	70,225	-
Residential real estate – owner occupied	7,983	562	757	9,302	221,130	230,432	141
Multifamily	404	313	1,070	1,787	337,344	339,131	-
HELOC	5,219	441	451	6,111	229,182	235,293	-
Powersport	13,796	4,860	2,778	21,434	675,525	696,959	2,710
Other	1,873	702	217	2,792	194,332	197,124	66
Total	$51,402	$10,429	$23,872	$85,703	$5,166,428	$5,252,131	$4,879

The table presents all nonaccrual loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
Nonaccrual loan detail	Nonaccrual loans	Nonaccrual loans with no ACL	Nonaccrual loans	Nonaccrual loans with no ACL
Commercial	$7,251	$696	$8,520	$5,520
Leases	1,729	1,729	2,428	2,428
Commercial real estate – investor	8,740	350	11,377	32
Commercial real estate – owner occupied	10,228	10,228	19,493	19,493
Construction	1,736	1,616	737	737
Residential real estate – investor	1,030	1,030	681	681
Residential real estate – owner occupied	2,183	2,183	1,711	1,711
Multifamily	1,254	1,254	1,494	1,494
HELOC	2,160	2,160	1,222	1,222
Powersport	145	145	68	68
Other	123	123	221	221
Total	$36,579	$21,514	$47,952	$33,607

The Company recognized $20,000 and $52,000 of interest on nonaccrual loans during the three months ended and nine months ended September 30, 2026, and $53,000 and $108,000 of interest on nonaccrual loans during the three months ended and nine months ended September 30, 2025, respectively.

Credit Quality Indicators

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison to industry averages, historical payment experience, and current economic trends. This analysis includes loans with outstanding balances or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit, residential real estate – owner occupied, powersport, and other loan categories. Loans with a classified risk rating are reviewed quarterly regardless of size or loan type. The Company uses the following definitions for classified risk ratings:

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

For residential owner-occupied, HELOC, powersport, and the other loan portfolios, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Nonperforming loans are those that are either 90 days or more past due and accruing or are on nonaccrual, and all other loans not meeting these criteria are considered performing as presented in the aging table above.

Credit quality indicators by loan classification and contractual loan origination date at September 30, 2026, were as follows:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$153,732	$166,397	$201,949	$96,767	$14,056	$13,111	$198,988	$-	$845,000
Special Mention	-	-	772	-	-	-	8,400	-	9,172
Substandard	-	94	42	4,150	-	77	8,827	-	13,190
Total commercial	153,732	166,491	202,763	100,917	14,056	13,188	216,215	-	867,362

Leases
Pass	174,359	188,896	$118,836	50,188	13,015	7,347	-	-	552,641
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	95	856	778	-	-	-	1,729
Total leases	174,359	188,896	118,931	51,044	13,793	7,347	-	-	554,370

Commercial real estate – investor
Pass	166,617	243,690	175,150	102,860	251,616	164,186	7,231	-	1,111,350
Special Mention	-	367	5,377	-	1,110	923	-	-	7,777
Substandard	-	-	4,464	101	3,164	1,075	-	-	8,804
Doubtful	-	-	3,926	-	-	-	-	-	3,926
Total commercial real estate – investor	166,617	244,057	188,917	102,961	255,890	166,184	7,231	-	1,131,857

Commercial real estate – owner occupied
Pass	167,753	174,933	54,598	61,893	51,501	124,220	14,535	749	650,182
Special Mention	-	5,763	-	1,678	-	-	-	-	7,441
Substandard	-	2,104	5,400	1,333	4,579	13,130	-	-	26,546
Total commercial real estate – owner occupied	167,753	182,800	59,998	64,904	56,080	137,350	14,535	749	684,169

Credit quality indicators by loan classification and contractual loan origination date at September 30, 2026, continued:
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Construction
Pass	11,964	81,304	25,328	475	21,013	541	-	-	140,625
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	101	1,936	885	9,930	14	-	-	12,866
Total construction	11,964	81,405	27,264	1,360	30,943	555	-	-	153,491

Residential real estate – investor
Pass	12,210	7,466	5,314	2,816	12,652	22,606	1,585	-	64,649
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,030	-	-	1,030
Total residential real estate – investor	12,210	7,466	5,314	2,816	12,652	23,636	1,585	-	65,679

Residential real estate – owner occupied
Pass	38,973	40,981	9,626	23,066	34,207	97,234	1,179	-	245,266
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	140	353	1,756	-	-	2,249
Total residential real estate – owner occupied	38,973	40,981	9,626	23,206	34,560	98,990	1,179	-	247,515

Multifamily
Pass	77,290	53,853	25,135	58,710	90,138	63,856	195	-	369,177
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	943	311	-	-	1,254
Total multifamily	77,290	53,853	25,135	58,710	91,081	64,167	195	-	370,431

HELOC
Pass	3,602	2,330	1,659	1,379	1,338	4,132	229,143	-	243,583
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	60	-	-	293	2,002	-	2,355
Total HELOC	3,602	2,330	1,719	1,379	1,338	4,425	231,145	-	245,938

Powersport
Pass	255,043	221,436	110,125	66,120	28,533	7,827	-	-	689,084
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	9	51	46	14	25	-	-	145
Total Powersport	255,043	221,445	110,176	66,166	28,547	7,852	-	-	689,229

Other
Pass	72,941	62,426	23,309	14,925	42,671	5,662	5,928	-	227,862
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	85	68	1	-	-	154
Total other	72,941	62,426	23,309	15,010	42,739	5,663	5,928	-	228,016

Total loans
Pass	1,134,484	1,243,712	751,029	479,199	560,740	510,722	458,784	749	5,139,419
Special Mention	-	6,130	6,149	1,678	1,110	923	8,400	-	24,390
Substandard	-	2,308	12,048	7,596	19,829	17,712	10,829	-	70,322
Doubtful	-	-	3,926	-	-	-	-	-	3,926
Total loans	$1,134,484	$1,252,150	$773,152	$488,473	$581,679	$529,357	$478,013	$749	$5,238,057

Credit quality indicators by loan classification and loan origination date at December 31, 2025, were as follows:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Commercial
Pass	$275,155	$161,529	$94,487	$22,843	$8,699	$9,730	$214,846	$125	$787,414
Special Mention	-	-	-	212	-	-	2,917	-	3,129
Substandard	231	926	19,241	3,611	291	-	27,287	-	51,587
Total commercial	275,386	162,455	113,728	26,666	8,990	9,730	245,050	125	842,130

Leases
Pass	247,515	172,825	$84,533	27,993	10,164	2,038	-	-	545,068
Special Mention	-	-	374	263	123	-	-	-	760
Substandard	-	214	469	1,745	-	-	-	-	2,428
Total leases	247,515	173,039	85,376	30,001	10,287	2,038	-	-	548,256

Commercial real estate – investor
Pass	296,219	217,761	120,630	255,701	199,993	99,144	6,371	-	1,195,819
Special Mention	82	-	-	-	41	2,197	-	-	2,320
Substandard	-	9,703	1,677	1,690	-	1,175	-	-	14,245
Total commercial real estate – investor	296,301	227,464	122,307	257,391	200,034	102,516	6,371	-	1,212,384

Commercial real estate – owner occupied
Pass	193,988	76,480	67,749	76,670	106,107	103,545	10,309	-	634,848
Special Mention	-	-	161	3,542	2,153	1,782	-	-	7,638
Substandard	58	-	20,929	8,996	20,252	13,846	-	-	64,081
Total commercial real estate – owner occupied	194,046	76,480	88,839	89,208	128,512	119,173	10,309	-	706,567

Construction
Pass	53,522	48,906	31,121	27,500	332	828	-	-	162,209
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	102	-	1,454	9,526	-	339	-	-	11,421
Total construction	53,624	48,906	32,575	37,026	332	1,167	-	-	173,630

Residential real estate – investor
Pass	13,993	5,729	3,677	15,256	15,288	10,743	4,397	-	69,083
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	461	681	-	-	1,142
Total residential real estate – investor	13,993	5,729	3,677	15,256	15,749	11,424	4,397	-	70,225

Residential real estate – owner occupied
Pass	42,941	11,580	25,594	35,826	30,264	81,123	1,207	-	228,535
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	151	202	142	1,402	-	-	1,897
Total residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

Multifamily
Pass	56,753	20,133	50,464	96,747	70,496	40,926	2,118	-	337,637
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	124	892	313	165	-	-	1,494
Total multifamily	56,753	20,133	50,588	97,639	70,809	41,091	2,118	-	339,131

HELOC
Pass	2,888	2,192	1,700	1,646	278	4,480	220,643	-	233,827
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	240	1,226	-	1,466
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Pass	323,072	180,099	114,212	57,740	17,237	4,531	-	-	696,891
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	22	44	-	-	2	-	-	68
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Pass	81,405	31,889	19,599	48,615	1,729	7,282	6,335	-	196,854
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	163	74	27	6	-	-	270
Total other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total loans
Pass	1,587,451	929,123	613,766	666,537	460,587	364,370	466,226	125	5,088,185
Special Mention	82	-	535	4,017	2,317	3,979	2,917	-	13,847
Substandard	391	10,865	44,252	26,736	21,486	17,856	28,513	-	150,099
Total loans	$1,587,924	$939,988	$658,553	$697,290	$484,390	$386,205	$497,656	$125	$5,252,131

The following vintage tables present the amortized cost basis of non-risk rated loans by class and year of origination, based on the Company’s credit quality indicator for such loans as of September 30, 2026 and December 31, 2025. For these loan classes, the Company monitors credit quality based on performing and nonperforming status rather than internal risk ratings.

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$38,973	40,981	9,626	23,066	34,207	97,024	1,179	$-	$245,056
Nonperforming	-	-	-	140	353	1,966	-	-	2,459
Total Residential real estate – owner occupied	38,973	40,981	9,626	23,206	34,560	98,990	1,179	-	247,515

HELOC
Performing	3,602	2,330	1,659	1,379	1,338	4,152	229,318	-	243,778
Nonperforming	-	-	60	-	-	273	1,827	-	2,160
Total HELOC	3,602	2,330	1,719	1,379	1,338	4,425	231,145	-	245,938

Powersport
Performing	254,709	220,694	109,561	65,695	28,178	7,664	-	-	686,501
Nonperforming	334	751	615	471	369	188	-	-	2,728
Total Powersport	255,043	221,445	110,176	66,166	28,547	7,852	-	-	689,229

Other
Performing	72,917	62,426	23,308	14,931	42,671	5,635	5,928	-	227,816
Nonperforming	24	-	1	79	68	28	-	-	200
Total Other	72,941	62,426	23,309	15,010	42,739	5,663	5,928	-	228,016

Total non-risk rated loans
Performing	370,201	326,431	144,154	105,071	106,394	114,475	236,425	-	1,403,151
Nonperforming	358	751	676	690	790	2,455	1,827	-	7,547
Total non-risk rated loans	$370,559	327,182	144,830	105,761	107,184	116,930	238,252	-	1,410,698

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted To Term Loans	Total
Residential real estate – owner occupied
Performing	$42,941	$11,580	$25,594	$35,826	$30,264	$81,168	$1,207	$-	$228,580
Nonperforming	-	-	151	202	142	1,357	-	-	1,852
Total Residential real estate – owner occupied	42,941	11,580	25,745	36,028	30,406	82,525	1,207	-	230,432

HELOC
Performing	2,888	2,192	1,700	1,646	278	4,499	220,868	-	234,071
Nonperforming	-	-	-			221	1,001	-	1,222
Total HELOC	2,888	2,192	1,700	1,646	278	4,720	221,869	-	235,293

Powersport
Performing	322,369	179,391	113,725	57,266	17,026	4,404	-	-	694,181
Nonperforming	703	730	531	474	211	129	-	-	2,778
Total Powersport	323,072	180,121	114,256	57,740	17,237	4,533	-	-	696,959

Other
Performing	81,405	31,889	19,596	48,615	1,730	7,267	6,335	-	196,837
Nonperforming	-	-	166	74	26	21		-	287
Total Other	81,405	31,889	19,762	48,689	1,756	7,288	6,335	-	197,124

Total non-risk rated loans
Performing	449,603	225,052	160,615	143,353	49,298	97,338	228,410	-	1,353,669
Nonperforming	703	730	848	750	379	1,728	1,001	-	6,139
Total non-risk rated loans	$450,306	225,782	161,463	144,103	49,677	99,066	229,411	-	1,359,808

The gross charge-offs activity by loan type and year of origination for the nine months ended September 30, 2026 and 2025, were as follows:

Nine months ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial	$-	-	34	13,640	-	8	$13,682
Leases	-	57	167	10	596	2	832
Commercial real estate – investor	-	1,175	-	1,645	-	3,932	6,752
Commercial real estate – owner occupied	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
HELOC	-	-	-	2	-	-	2
Powersport	813	4,333	3,103	2,072	1,356	593	12,270
Other	10	12	-	141	1,012	223	1,398
Total	$823	$5,577	$3,304	$17,510	$2,964	$4,758	$34,936

Nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial	$-	176	3,452	-	1,386	9	$5,023
Leases	-	-	85	854	-	16	955
Commercial real estate – investor	-	-	-	-	-	-	-
Commercial real estate – owner occupied	-	-	-	-	-	47	47
Construction	-	-	-	834	-	-	834
Residential real estate – investor	-	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-	-
Multifamily	-	181	-	-	-	-	181
HELOC	-	-	-	-	-	-	-
Powersport	589	1,172	896	689	222	117	3,685
Other	-	80	29	166	4	803	1,082
Total	$589	$1,609	$4,462	$2,543	$1,612	$992	$11,807

The Company had $2.5 million and $379,000 in residential real estate loans in the process of foreclosure as of September 30, 2026, and December 31, 2025, respectively.

There were 36 loans modified during the nine-month period ending September 30, 2026, totaling $40.5 million in aggregate, which were experiencing financial difficulty. Of the 36 loans modified in the first nine months of 2026, three loans had also been modified in prior periods. There were 39 loans modified during the nine-month period ending September 30, 2025, totaling $56.1 million in aggregate, which were experiencing financial difficulty.

The following tables present the amortized cost basis of loans at September 30, 2026, and September 30, 2025, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026, and September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three months ended September 30, 2026	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$-	$-	$-	$-	$-	$-	$-	-%
Commercial real estate – investor	-	-	-	-	-	-	-	-
Commercial real estate – owner occupied	22,613	-	-	-	-	-	22,613	3.3
Construction	586	-	-	-	-	-	586	0.4
Multifamily	-	-	-	-	-	-	-	-
HELOC	117	-	-	-	-	-	117	0.0
Powersport	-	41	-	5	-	1	47	0.0
Other	-	-	-	-	-	-	-	0.0
Total	$23,316	$41	$-	$5	$-	$1	$23,363	0.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Nine months ended September 30, 2026	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$6,672	$-	$-	$-	$-	$2,405	$9,077	1.0%
Commercial real estate – investor	-	-	-	-	7,773	-	7,773	0.7
Commercial real estate – owner occupied	22,613	-	-	-	-	-	22,613	3.3
Construction	586	-	-	-	-	-	586	0.4
Multifamily	-	-	-	-	-	-	-	-
HELOC	263	-	-	-	-	-	263	0.1
Powersport	-	171	-	5	-	1	177	0.0
Other	-	8	-	-	-	-	8	0.0
Total	$30,134	$179	$-	$5	$7,773	$2,406	$40,497	0.8%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Three months ended September 30, 2025	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Payment Modification [1]	Interest Rate Modification	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$5,025	$-	$1,550	$-	$1,551	$6,174	$14,300	1.8%
Commercial real estate – investor	1,645	-	-	-	-	34	1,679	0.1
Commercial real estate – owner occupied	6,273	-	-	-	-	1,122	7,395	1.1
Construction	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
HELOC	20	-	-	-	-	-	20	0.0
Powersport	-	51	-	8	-	-	59	0.0
Other	-	-	-	-	-	27	27	0.0
Total	$12,963	$51	$1,550	$8	$1,551	$7,357	$23,480	0.4%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

Nine months ended September 30, 2025	Term Modification	Combination - Term, Interest Rate and Payment Modification [1]	Payment Modification [1]	Combination - Interest Rate and Payment Modification [1]	Combination - Term and Interest Rate Modification	Combination - Term and Payment Modification [1]	Total Loans Modified	% of Total Loan Classification Modified to Total Loan Classification
Commercial	$10,464	$-	$1,550	$-	$1,551	$6,174	$19,739	2.5%
Commercial real estate – investor	1,645	-	-	-	12,251	34	13,930	1.1
Commercial real estate – owner occupied	19,124	-	-	-	-	3,197	22,321	3.3
Construction	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
HELOC	20	-	-	-	-	-	20	0.0
Powersport	-	51	-	8	-	-	59	0.0
Other	-	-	-	-	-	27	27	0.0
Total	$31,253	$51	$1,550	$8	$13,802	$9,432	$56,096	1.1%

1 Payment modifications are either contractual delays in payment or a modification of the payment amount.

The Company closely monitors the performance of loan modifications to borrowers experiencing financial difficulty. The following tables present the performance of loans that have been modified in the last twelve months as of September 30, 2026, and September 30, 2025.

September 30, 2026	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$2,405	$-	$-	$2,405	$6,672	$9,077
Leases	-	-	-	-	-	-
Commercial real estate – investor	-	-	8,390	8,390	7,773	16,163
Commercial real estate – owner occupied	1,661	-	7,587	9,248	19,955	29,203
Construction	-	-	-	-	586	586
Residential real estate – investor	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	328	328
Powersport	12	4	6	22	162	184
Other	-	-	-	-	8	8
Total	$4,078	$4	$15,983	$20,065	$35,484	$55,549

September 30, 2025	30-59 days past due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Modifications
Commercial	$3,520	$-	$1,609	$5,129	$14,610	$19,739
Leases	-	-	-	-	-	-
Commercial real estate – investor	-	-	-	-	13,930	13,930
Commercial real estate – owner occupied	2,136	-	19,063	21,199	1,122	22,321
Construction	-	-	-	-	-	-
Residential real estate – investor	-	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
HELOC	-	-	-	-	20	20
Powersport	-	-	-	-	59	59
Other	-	-	-	-	27	27
Total	$5,656	$-	$20,672	$26,328	$29,768	$56,096

The following tables summarize the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and September 30, 2025. The financial impact of these modifications was immaterial.

Three months ended September 30, 2026	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	-	-%	-
Commercial real estate – investor	-	-	-
Commercial real estate – owner occupied	9.45	-	-
Construction	8.00	-	-
HELOC	22.00	-	-
Powersport	19.83	(2.42)	-
Other	-	-	-
Total	9.49	(2.42)%	-

Nine months ended September 30, 2026	Weighted-Average Term Modification (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	11.97	-%	-
Commercial real estate – investor	42.00	2.10	-
Commercial real estate – owner occupied	9.45	-	-
Construction	8.00	-	-
HELOC	23.11	-	-
Powersport	11.15	(2.26)	-
Other	1.00	(3.10)	-
Total	16.34	2.00%	-

Three months ended September 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	7.48	1.50%	6.00
Commercial real estate – investor	8.94	-	-
Commercial real estate – owner occupied	12.94	-	-
Construction	-	-	-
HELOC	24.00	-	-
Powersport	14.62	(8.94)	-
Other	24.00	-	-
Total	9.48	1.12%	6.00

Nine months ended September 30, 2025	Weighted-Average Term Extension (In Months)	Weighted-Average Interest Rate Change	Weighted-Average Delay of Payment (In Months)
Commercial	6.24	1.50%	2.70
Commercial real estate – investor	8.99	(1.00)	-
Commercial real estate – owner occupied	8.36	-	-
Construction	-	-	-
HELOC	24.00	-	-
Powersport	14.62	(8.94)	-
Other	24.00	-	-
Total	7.83	(0.75)%	2.70

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2026	2025	2026	2025
Balance at beginning of period	$622	$6,486	$1,427	$21,617
Property additions, net of participation sold	-	-	632	4,989
Less:
Carrying value of property disposals, net of participation sold	622	-	2,049	19,509
Period valuation adjustments	-	70	10	681
Balance at end of period	$-	$6,416	$-	$6,416

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$10	$562	$632	$1,862
Provision for valuation reserves	-	70	10	681
Reductions taken on sales	(10)	-	(642)	(1,911)
Balance at end of period	$-	$632	$-	$632

Expenses related to OREO, net of lease revenue, include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Gain) loss on sales, net	$(77)	$-	$(175)	$160
Provision for valuation reserves	-	70	10	681
Operating expense (1)	47	201	3	1,721
Less:
Lease revenue	-	143	2	526
Net OREO (income) expense	$(30)	$128	$(164)	$2,036

1 Operating expense for the nine months ended September 30, 2026 includes a $235,000 net gain on transfer as the fair value less cost to sell on one property transfer exceeded the book value of the loan.

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2026	December 31, 2025
Noninterest bearing demand	$1,671,745	$1,739,117
Savings	1,090,082	1,121,888
NOW accounts	693,157	693,573
Money market accounts	989,498	930,079
Certificates of deposit of less than $100,000	395,591	489,879
Certificates of deposit of $100,000 through $250,000	327,747	412,655
Certificates of deposit of more than $250,000	159,744	208,878
Total deposits	$5,327,564	$5,596,069

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2026, and December 31, 2025. Junior subordinated debentures are discussed in more detail in Note 8:

	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$29,908	$23,769
Other short-term borrowings	395,000	215,000
Junior subordinated debentures[1]	25,774	25,774
Subordinated debentures	29,808	59,552
Notes payable and other borrowings[2]	9,893	14,825
Total borrowings	$490,383	$338,920

1 See Note 8: Junior Subordinated Debentures.

2 Long-term FHLBC advances, net of purchase accounting adjustment.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities. These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements. All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities, and had a carrying amount of $29.9 million at September 30, 2026, and $23.8 million at December 31, 2025. The average amount and weighted average rate for the quarter ended September 30, 2026 was $24.1 million and 0.73% with the maximum month-end amount recorded at $29.9 million at September 30, 2026. The average amount and weighted average rate for the quarter ended September 30, 2025 was $33.4 million and 0.71% with the maximum month-end amount recorded at $34.8 million at July 31, 2025. The fair value of the pledged collateral was $54.0 million at September 30, 2026, and $74.0 million at December 31, 2025. At September 30, 2026, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC. Total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. The outstanding balance of our short-term FHLBC advances was $395.0 million as of September 30, 2026, and $215.0 million as of December 31, 2025. The outstanding balance of our long-term FHLBC advances, net of purchase accounting adjustments, was $9.9 million as of September 30, 2026, and $14.8 million as of December 31, 2025. On September 14, 2026, the FHLBC exercised its option to require repayment of $5.0 million of long-term putable FHLBC advances assumed in the Bancorp Financial acquisition, and the advances were repaid. As a result, the remaining $31,000 of unamortized purchase accounting adjustments related to those advances was recognized as interest expense in the third quarter of 2026.  FHLBC stock held at September 30, 2026, was valued at $20.1 million, and any potential FHLBC advances were collateralized by loans and securities with a principal balance of $1.43 billion, which carried a FHLBC-calculated combined collateral value of $950.9 million. The Company had excess collateral of $544.6 million available to secure borrowings at September 30, 2026.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”). The Company used the net proceeds from the offering for general corporate purposes. The Notes bear interest at a fixed annual rate of 3.50%, from and including the date of issuance to but excluding April 15, 2026, payable semi-annually in arrears. From and including April 15, 2026, to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to Three-Month Term Secured Overnight Financing Rate (“SOFR”) plus 273 basis points, payable quarterly in arrears. On April 15, 2026, we redeemed $30.0 million of the total $60.0 million subordinated debt held, which was the same date this debt changed from a 3.50% fixed rate to Three-Month Term SOFR plus 273 basis points. The rate in effect at September 30, 2026 is 6.48%. As of September 30, 2026, we had $29.8 million of subordinated debentures outstanding, and as of December 31, 2025, we had $59.6 million of subordinated debentures outstanding, net of deferred issuance cost.

The Company also has an undrawn line of credit of $30.0 million with a correspondent bank to be used for short-term funding needs; advances under this line can be outstanding up to 360 days from the date of issuance.

Note 8 – Junior Subordinated Debentures

The Company issued $25.0 million of cumulative trust preferred securities through a private placement completed by an unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities mature in 30 years, but subject to regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017. The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and now have a floating rate of 150 basis points over three-month SOFR. Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.14% for the quarter ended September 30, 2026, and 4.43% for the quarter ended September 30, 2025. The Company issued a $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering. The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The junior subordinated debentures issued by the Company are disclosed on the Consolidated Balance Sheets, and the related interest expense for each issuance is included in the Consolidated Statements of Income. As of September 30, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the junior subordinated debentures were less than $1,000 and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheets. The remaining deferred issuance costs on the junior subordinated debentures related to the issuance of Old Second Capital Trust II will be amortized to interest expense over the remainder of the 30-year term of the notes and are included in the Consolidated Statements of Income.

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

The 2019 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights (“SARs”); to date only restricted stock units have been awarded. Awards may be granted to selected directors, officers, employees or eligible service providers under the 2019 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors. As of September 30, 2026, 1,090,669 shares remained available for issuance under the 2019 Plan.

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

There were 308,543 and 314,886 restricted stock units issued under the 2019 Plan during the nine months ended September 30, 2026, and September 30, 2025, respectively. Compensation expense is recognized over the vesting period of the restricted stock units based on the market value of the award on the issue date. Total compensation cost, including related dividend equivalent expense, that has been recorded for the 2019 Plan was $4.6 million for the nine months ended September 30, 2026, and $4.2 million for the nine months ended September 30, 2025. The tax benefit recorded was $1.2 million for each of the nine months ended September 30, 2026 and September 30, 2025, respectively.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2026, is as follows:

	September 30, 2026
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	812,179	$16.31
Granted	308,543	20.69
Vested	(259,997)	17.41
Forfeited	(18,845)	17.28
Unvested at September 30	841,880	$17.55

Total unrecognized compensation cost of restricted awards was $7.0 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 1.90 years.

Note 10 – Earnings Per Share

The earnings per share, both basic and diluted, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Weighted-average common shares outstanding	50,302,629	52,686,391	51,326,527	47,597,529
Net income	$28,940	$9,871	$82,704	$51,523
Basic earnings per share	$0.57	$0.19	$1.61	$1.08

Diluted earnings per share:
Weighted-average common shares outstanding	50,302,629	52,686,391	51,326,527	47,597,529
Dilutive effect of unvested restricted awards [1]	843,161	823,299	855,304	787,754
Diluted average common shares outstanding	51,145,790	53,509,690	52,181,831	48,385,283

Net Income	$28,940	$9,871	$82,704	$51,523
Diluted earnings per share	$0.56	$0.18	$1.58	$1.06

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies. In connection with the current risk-based capital regulatory guidelines, the Bank’s Board of Directors has established an internal guideline requiring the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%). At September 30, 2026, the Bank exceeded those thresholds.

At September 30, 2026, the Bank’s Tier 1 capital leverage ratio was 12.05%, an increase of 56 basis points from December 31, 2025, and is above the 8.00% Board of Directors’ guideline. The Bank’s total capital ratio was 14.61%, an increase of 39 basis points from December 31, 2025, and also above the Board of Directors’ guideline of 12.00%.

Bank holding companies are generally required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System. The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2026, and December 31, 2025.

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

At September 30, 2026, and December 31, 2025, Old Second Bancorp, Inc. and its bank subsidiary exceeded the regulatory minimums and Old Second National Bank met the regulatory definition of “well capitalized” based on the most recent regulatory definition.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		Well Capitalized
			Adequacy with Capital		Under Prompt Corrective
	Actual		Conservation Buffer, if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Common equity tier 1 capital to risk weighted assets
Consolidated	$775,387	13.13%	$413,382	7.00%	N/A	N/A
Old Second National Bank	804,176	13.63	413,003	7.00	$383,503	6.50%
Total capital to risk weighted assets
Consolidated	888,314	15.05	619,754	10.50	N/A	N/A
Old Second National Bank	862,103	14.61	619,581	10.50	590,077	10.00
Tier 1 capital to risk weighted assets
Consolidated	800,387	13.56	501,718	8.50	N/A	N/A
Old Second National Bank	804,176	13.63	501,504	8.50	472,004	8.00
Tier 1 capital to average assets
Consolidated	800,387	11.99	267,018	4.00	N/A	N/A
Old Second National Bank	804,176	12.05	266,946	4.00	333,683	5.00

December 31, 2025
Common equity tier 1 capital to risk weighted assets
Consolidated	$774,990	12.99%	$417,624	7.00%	N/A	N/A
Old Second National Bank	785,569	13.17	417,539	7.00	$387,714	6.50%
Total capital to risk weighted assets
Consolidated	922,259	15.46	626,373	10.50	N/A	N/A
Old Second National Bank	847,838	14.22	626,041	10.50	596,229	10.00
Tier 1 capital to risk weighted assets
Consolidated	799,990	13.41	507,078	8.50	N/A	N/A
Old Second National Bank	785,569	13.17	507,011	8.50	477,187	8.00
Tier 1 capital to average assets
Consolidated	799,990	11.70	273,501	4.00	N/A	N/A
Old Second National Bank	785,569	11.49	273,479	4.00	341,849	5.00

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above. As of September 30, 2026, the Bank had capacity to pay dividends of $71.0 million to the Company without prior regulatory approval. Pursuant to the Basel III rules, the Bank must keep a capital conservation buffer of 2.50% above the regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers between levels during the nine-month period ended September 30, 2026 and September 30, 2025.

The Company has certain assets and liabilities measured at fair value. The majority of those assets and liabilities are measured using Level 2 measurement methods. The following is a description of the techniques used to measure all assets and liabilities using Level 2 techniques at fair value as of September 30, 2026, and December 31, 2025:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2026 and December 31, 2025, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$148,073	$-	$-	$148,073
U.S. government agencies	-	39,109	-	39,109
U.S. government agencies mortgage-backed	-	74,835	-	74,835
States and political subdivisions	-	170,770	6,502	177,272
Collateralized mortgage obligations	-	328,790	-	328,790
Asset-backed securities	-	32,248	5,147	37,395
Collateralized loan obligations	-	172,331	-	172,331
Equity securities	-	771	-	771
Loans held-for-sale	-	1,407	-	1,407
Mortgage servicing rights	-	-	10,690	10,690
Interest rate derivatives [1]	-	7,009	-	7,009
Total	$148,073	$827,270	$22,339	$997,682

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$2,027	$-	$2,027
Mortgage banking derivatives	-	20	-	20
Total	$-	$2,047	$-	$2,047

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$165,860	$-	$-	$165,860
U.S. government agencies	-	29,176	-	29,176
U.S. government agencies mortgage-backed	-	88,780	-	88,780
States and political subdivisions	-	199,428	6,947	206,375
Collateralized mortgage obligations	-	359,305	-	359,305
Asset-backed securities	-	40,966	4,850	45,816
Collateralized loan obligations	-	194,464	-	194,464
Equity securities	-	747	-	747
Loans held-for-sale	-	3,645	-	3,645
Mortgage servicing rights	-	-	9,459	9,459
Interest rate derivatives [1]	-	4,321	-	4,321
Mortgage banking derivatives	-	31	-	31
Total	$165,860	$920,863	$21,256	$1,107,979

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,157	$-	$1,157
Total	$-	$1,157	$-	$1,157

1 Interest rate derivatives include interest rate swaps, a rate cap and risk participation agreements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2026
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2026	$4,850	$6,947	$9,459
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	814
Included in other comprehensive income	(142)	(438)	-
Purchases, issuances, sales, and settlements
Purchases	873	-	-
Issuances	-	-	912
Settlements	(434)	(7)	(495)
Ending balance September 30, 2026	$5,147	$6,502	$10,690

	Nine Months Ended September 30, 2025
	Securities available-for-sale
		States and	Mortgage
	Asset-backed	Political	Servicing
	Securities	Subdivisions	Rights
Beginning balance January 1, 2025	$3,254	$11,896	$10,374
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	-	-	(1,143)
Included in other comprehensive income	(16)	(335)	-
Purchases, issuances, sales, and settlements
Purchases	1,702	-	-
Issuances	-	-	665
Settlements	(340)	(120)	(347)
Ending balance September 30, 2025	$4,600	$11,441	$9,549

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2026:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,502	Discounted Cash Flow	Discount Rate	4.7 - 4.8%	4.7%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$5,147	Discounted Cash Flow	Discount Rate	6.2 - 10.4%	6.7%

Mortgage servicing rights	$10,690	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	5.4 - 24.6%	7.5%

The following table and commentary present quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2025:

					Weighted
Measured at fair value			Significant Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

States and political subdivisions	$6,947	Discounted Cash Flow	Discount Rate	3.5 - 3.6%	3.5%
			Liquidity Premium	0.5 - 0.5%	0.5%

Asset-backed securities	$4,850	Discounted Cash Flow	Discount Rate	4.9 - 4.9%	4.9%

Mortgage servicing rights	$9,459	Discounted Cash Flow	Discount Rate	9.0 - 9.0%	9.0%
			Prepayment Speed	0.0 - 33.2%	8.2%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of individually evaluated loans and OREO. The following is a description of the techniques used to measure these assets using Level 3 techniques at fair value as of September 30, 2026, and December 31, 2025:

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

For assets measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Individually evaluated loans[1]	$-	$-	$20,709	$20,709
Other real estate owned, net[2]	-	-	-	-
Total	$-	$-	$20,709	$20,709

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral or another form of third-party valuation for collateral-dependent loans, which had a carrying amount of $28.0 million and a valuation allowance of $7.3 million, resulting in an increase of specific allocations within the allowance for credit losses on loans of $837,000 for the nine months ended September 30, 2026.

2 OREO is measured at the lower of carrying or fair value less costs to sell. As of September 30, 2026, the Company is not carrying any OREO.

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

Note 13 – Fair Values of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$42,155	$42,155	$42,155	$-	$-
Interest earning deposits with financial institutions	65,948	65,948	65,948	-	-
Securities available-for-sale	978,576	978,576	148,073	818,854	11,649
FHLBC and FRBC stock	40,811	40,811	-	40,811	-
Loans held-for-sale	1,407	1,407	-	1,407	-
Net loans	5,173,868	5,038,129	-	-	5,038,129
Mortgage servicing rights	10,690	10,690	-	-	10,690
Interest rate swap and rate cap agreements	7,002	7,002	-	7,002	-
Interest receivable on securities and loans	29,721	29,721	-	29,721	-

Financial liabilities:
Noninterest bearing deposits	$1,671,745	$1,671,745	$1,671,745	$-	$-
Interest bearing deposits	3,655,819	3,646,913	-	3,646,913	-
Securities sold under repurchase agreements	29,908	29,908	-	29,908	-
Other short-term borrowings	395,000	395,000	-	395,000	-
Junior subordinated debentures	25,774	21,521	-	21,521	-
Subordinated debentures	29,808	28,908	-	28,908	-
Note payable and other borrowings	9,893	9,875	-	9,875	-
Interest rate swap and rate cap agreements	2,025	2,025	-	2,025	-
Interest rate lock commitments and forward contracts	20	20	-	20	-
Interest payable on deposits and borrowings	3,979	3,979	-	3,979	-

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$51,665	$51,665	$51,665	$-	$-
Interest earning deposits with financial institutions	72,360	72,360	72,360	-	-
Securities available-for-sale	1,090,523	1,090,523	165,860	912,866	11,797
FHLBC and FRBC stock	32,025	32,025	-	32,025	-
Loans held-for-sale	3,645	3,645	-	3,645	-
Net loans	5,179,830	5,032,472	-	-	5,032,472
Mortgage servicing rights	9,459	9,459	-	-	9,459
Interest rate swap and rate cap agreements	4,298	4,298	-	4,298	-
Interest rate lock commitments and forward contracts	31	31	-	31	-
Interest receivable on securities and loans	30,344	30,344	-	30,344	-

Financial liabilities:
Noninterest bearing deposits	$1,739,117	$1,739,117	$1,739,117	$-	$-
Interest bearing deposits	3,856,952	3,850,530	-	3,850,530	-
Securities sold under repurchase agreements	23,769	23,769	-	23,769	-
Other short-term borrowings	215,000	215,000	-	215,000	-
Junior subordinated debentures	25,774	21,522	-	21,522	-
Subordinated debentures	59,552	57,973	-	57,973	-
Note payable and other borrowings	14,825	15,049	-	15,049	-
Interest rate swap and rate cap agreements	1,143	1,143	-	1,143	-
Interest payable on deposits and borrowings	5,451	5,451	-	5,451	-

Note 14 – Derivatives, Hedging Activities and Financial Instruments with Off-Balance Sheet Risk

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

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

There are no interest rate swaps as of September 30, 2026 and December 31, 2025, designated as cash flow hedges of certain variable rate commercial and commercial real estate loan pools. All of the interest rate swap cash flow hedges on loans held in 2025 matured during the third quarter of 2025.

An interest rate swap with a notional amount of $25.8 million as of September 30, 2026 and December 31, 2025, is designated as a cash flow hedge of junior subordinated debentures and was executed to pay fixed and receive variable rate cash flows. The hedge was determined to be effective during all periods presented and the Company expects the hedge to remain effective during the remaining terms of the swap.

During the next twelve months, the Company estimates that an additional $483,000 will be reclassified as an increase to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps and rate cap agreements with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of interest rate swaps with its loan customers as of September 30, 2026 and December 31, 2025 were $90.3 million and $125.8 million, respectively. Those interest rate swaps and rate cap agreements are simultaneously hedged by offsetting derivatives that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

At September 30, 2026, the Company had no cash collateral pledged and held $6.7 million of cash pledged from two correspondent financial institutions to support the interest rate swap activity during 2026. At December 31, 2025, the Company had $660,000 of cash collateral pledged with one correspondent financial institution and held $3.5 million of cash pledged from one correspondent financial institution to support the interest rate swap activity during 2025. No investment securities were required to be pledged to any correspondent financial institution during the first nine months of 2026 or during 2025. The Company offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts. Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The notional amount of these commitments at September 30, 2026 and December 31, 2025 was $13.6 million and $14.8 million, respectively. Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue. Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

Fair Value of Derivative Instruments

			September 30, 2026
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	4,977	Other Liabilities	-
Total derivatives designated as hedging instruments				4,977		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	10	90,280	Other Assets	2,025	Other Liabilities	2,025
Interest rate lock commitments and forward contracts	36	13,624	Other Assets	-	Other Liabilities	20
Other contracts	4	46,996	Other Assets	7	Other Liabilities	2
Total derivatives not designated as hedging instruments				2,032		2,047

			December 31, 2025
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swap agreements	1	25,774	Other Assets	3,155	Other Liabilities	-
Total derivatives designated as hedging instruments				3,155		-

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers and rate cap	12	125,808	Other Assets	1,143	Other Liabilities	1,143
Interest rate lock commitments and forward contracts	40	14,790	Other Assets	31	Other Liabilities	-
Other contracts	5	63,080	Other Assets	23	Other Liabilities	14
Total derivatives not designated as hedging instruments				1,197		1,157

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement. The gain recognized in AOCI on derivatives designated as hedging instruments totaled $3.6 million as of September 30, 2026 and $2.1 million as of September 30, 2025. The amount of the gain reclassified from AOCI to net interest income on the Income Statement was $219,000 for the nine months ended September 30, 2026, and the amount of the loss reclassified from AOCI was $1.7 million for the nine months ended September 30, 2025.

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

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third-party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers. In addition to customer-related commitments, the Company is responsible for letter of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2026 and December 31, 2025.

The following table is a summary of letter of credit commitments:

	September 30, 2026			December 31, 2025
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$45	$27,393	$27,438	$118	$26,769	$26,887
Performance standby	564	7,617	8,181	512	8,666	9,178
	609	35,010	35,619	630	35,435	36,065
Non-borrower:
Performance standby	-	-	-	-	-	-
Total letters of credit	$609	$35,010	$35,619	$630	$35,435	$36,065

Unused loan commitments	$178,996	$580,432	$759,428	$174,479	$592,658	$767,137

As of September 30, 2026, the Company evaluated current market conditions, including any impacts related to market interest rate changes and unused line of credit utilization trends during the third quarter of 2026, and based on that analysis under the CECL methodology, the Company determined credit losses related to unfunded commitments totaled $2.2 million. The resultant increase in the ACL for unfunded commitments of $112,000 for the first nine months of 2026 from $2.1 million as of December 31, 2025 was primarily driven by adjustments to historical benchmark assumptions, such as the funding rates and the period used to forecast those rates within the ACL calculation. The Company will continue to assess the credit risk at least quarterly, and adjust the allowance for unfunded commitments, which is carried within other liabilities on our Consolidated Balance Sheets, as needed, with the appropriate offsetting entry to the provision for credit losses on our Consolidated Statements of Income.

Note 15 – Segment Information

Various identifiable operating segments provide a variety of revenue streams including loans, deposits, and wealth management services. The Company’s Chief Operating Decision Maker (CODM) is the Chief Financial Officer.

Through our wholly-owned subsidiary, the Bank, we offer a wide variety of community banking services primarily throughout the Chicagoland area, including commercial and consumer lending and deposit services, and a wide array of wealth management services. The accounting policies for the services discussed here are the same as those described in Note 1: Basis of Presentation and Changes in Significant Accounting Policies.  We earn interest income on portfolio loans, fee income on loan originations and commitments, fees charged on certain deposit accounts, as well as fees related to wealth management services.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding our operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, as well as our operations for the three months ended September 30, 2026, compared to the three months ended June 30, 2026. The following discussion also provides additional information regarding our financial condition at September 30, 2026, compared to December 31, 2025. This discussion should be read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of future results. Dollar amounts presented in the following tables are in thousands, except per share data, and September 30, 2026 and 2025 amounts are unaudited. Certain items in prior periods have been reclassified to conform to the current presentation.

In this report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our” mean the combined business of Old Second Bancorp, Inc. and its subsidiary bank, Old Second National Bank (the “Bank”).

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” in this report.

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

As of September 30, 2026, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by credit losses.

Financial Overview

Net income for the third quarter of 2026 was $28.9 million, or $0.56 per diluted share, compared to $28.2 million, or $0.54 per diluted share, for the second quarter of 2026, and $9.9 million, or $0.18 per diluted share, for the third quarter of 2025. Net income increased compared to the prior year like quarter, primarily due to the absence of acquisition related expense, and the Day Two non-PCD provision recorded in connection with the Bancorp Financial acquisition in the 2025 period. Variances in the year over year period included a decrease of $3.3 million in interest expense, a decrease of $12.9 million in provision for credit losses, and a decrease of $11.5 million in noninterest expense, partially offset by a $2.0 million decrease in interest and dividend income and a $6.6 million increase in provision for income taxes. Net income in the third quarter of 2026 was negatively impacted by provision for credit losses of $6.8 million, compared to $7.5 million and $19.7 million recorded in the second quarter of 2026 and third quarter of 2025, respectively. The $19.7 million recorded in the third quarter of 2025 was due to purchase accounting adjustments and the Day Two non-PCD provision for loan losses recorded of $13.2 million. Adjusted net income, a non-GAAP financial measure that excludes mortgage servicing rights mark to market gains or losses, net securities gains or losses, and acquisition related costs, net of gains on branch sales, as applicable, was $28.5 million for the third quarter of 2026, compared to $28.7 million for the second quarter of 2026, and $28.4 million for the third quarter of 2025.

See the discussion entitled “Non-GAAP Financial Measures” below, as well as the table below, which provides a reconciliation of this non-GAAP measure to the most comparable GAAP equivalents:

Net Income and Earnings Per Share - GAAP and Adjusted	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2025	2026	2025

Income before income taxes (GAAP)	$38,747	$37,838	$13,068	$110,649	$68,481
Pre-tax income adjustments:
Provision for credit losses - Day Two	-	-	13,153	-	13,153
Securities losses, net	1	-	1	1	1
Death benefit related to BOLI	-	-	(430)	-	(430)
MSR (gains) losses	(623)	152	389	(319)	1,490
Acquisition related costs, net of gains on branch sales	-	526	11,508	875	12,772
Adjusted net income before taxes	38,125	38,516	37,689	111,206	95,467
Taxes on adjusted net income	9,649	9,832	9,326	28,085	23,675
Adjusted net income (non-GAAP)	$28,476	$28,684	$28,363	$83,121	$71,792

Basic earnings per share (GAAP)	$0.57	$0.55	$0.19	$1.61	$1.08
Diluted earnings per share (GAAP)	0.56	0.54	0.18	1.58	1.06
Adjusted basic earnings per share (non-GAAP)	0.57	0.56	0.54	1.62	1.51
Adjusted diluted earnings per share (non-GAAP)	0.55	0.55	0.53	1.59	1.48

Total average assets	6,786,945	6,852,937	6,999,253	6,832,751	6,141,208

Return on average assets (GAAP)	1.69%	1.65%	0.56%	1.62%	1.12%
Adjusted return on average assets (non-GAAP)	1.66	1.68	1.61	1.63	1.56

The following provides an overview of some of the factors impacting our financial performance for the three-month period ended September 30, 2026, compared to the like period ended September 30, 2025:

●	Net interest and dividend income was $84.0 million for the third quarter of 2026, compared to $82.8 million for the third quarter of 2025. The increase in net interest and dividend income in the third quarter of 2026 was primarily driven by the $3.3 million reduction in interest expense due to the decrease in time deposit costs as higher rate brokered CDs and other exception-priced time deposits from legacy accounts as well as those assumed in the acquisition of Bancorp Financial continuing to roll off. Partially offsetting the increase in net interest and dividend income in the third quarter of 2026 was a $2.0 million decrease in interest and dividend income primarily due to the decrease in securities income.

●	We recorded a net provision for credit losses on loans and leases of $6.8 million in the third quarter of 2026, driven by quarterly net charge-offs of $12.7 million. We recorded a net provision for credit losses of $19.7 million in the third quarter of 2025, driven by the Day Two non-PCD provision for credit losses of $13.2 million and a standard provision expense of $6.5 million.

●	Noninterest income was $13.1 million for the third quarter of 2026, compared to $13.1 million for the third quarter of 2025, which is a decrease of $39,000, or 0.3%. Variances in noninterest income include a decrease in the cash surrender value of BOLI as a result of a decline in the market value of our COLI policies due primarily to less favorable market interest rates. Further, variances in noninterest income during the quarter, compared to the prior year like quarter, were due to $430,000 in death benefits realized on BOLI in 2025 compared to none in 2026. Partially offsetting the decrease to noninterest income were increases in wealth management fee income due to growth in assets under management, and residential mortgage banking revenue primarily due to MSR mark to market gains of $623,000, compared to $389,000 of losses in the third quarter of 2025.

●	Noninterest expense was $51.6 million for the third quarter of 2026, compared to $63.2 million for the third quarter of 2025, a decrease of $11.5 million, or 18.3%. The decrease in noninterest expense in the third quarter of 2026, compared to the prior year like quarter, was primarily due to the Bancorp Financial acquisition and the corresponding acquisition costs, net of gains on branch sales of $11.5 million that were recorded in the prior year like quarter. These acquisition costs included higher salaries and employee benefits, computer and data processing, professional fees, and other expense in the prior year like quarter.

●	We had a provision for income tax expense of $9.8 million for the third quarter of 2026, compared to a provision for income tax expense of $3.2 million for the third quarter of 2025. The effective tax rate for these two periods was 25.3% and 24.5%, respectively.

●	As of September 30, 2026, total loans decreased by $14.1 million compared to the year ended December 31, 2025, and decreased $26.4 million compared to September 30, 2025.

●	Nonaccrual loans totaled $36.6 million as of September 30, 2026, which is a decrease of $11.4 million compared to December 31, 2025, but an increase of $2.5 million compared to September 30, 2025. The decrease in nonaccrual loans as of September 30, 2026, compared to December 31, 2025, was primarily due to outflows of $6.9 million of paid off nonaccrual loans, $9.3 million of charged-off loans, $3.5 million of upgraded loans, $148,000 transferred to repossessed assets, $235,000 transferred to OREO, and $16.5 million of reduction of principal from payments and partial charge-offs, partially offset by inflows of $25.1 million on 103 loans, consisting primarily of 21 commercial loans totaling $18.6 million. The increase in nonaccrual loans year over year is partially due to two larger credits which moved to nonperforming status in the first quarter, offset with charge-offs taken in the second quarter and third quarter of 2026 within the commercial loan types. These two credits had an aggregate balance of $16.5 million, in the first quarter, before related charge-offs of $3.0 million in the second quarter, and additional charge-offs of $9.3 million taken in the third quarter. The increase in loans past due 90 days or more was driven primarily by the two commercial credits previously mentioned. Nonperforming loans as a percent of total loans was 0.8% as of September 30, 2026, compared to 1.0% as of December 31, 2025, and 0.9% as of September 30, 2025. Classified assets decreased to $75.5 million as of September 30, 2026, reflecting a decrease of $77.4 million, or 50.6%, from December 31, 2025, and a decrease of $67.2 million, or 47.1%, from September 30, 2025.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2025 Annual Report on Form 10-K.

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

Results of Operations

Overview

Three months ended September 30, 2026 and 2025

Our income before taxes was $38.7 million in the third quarter of 2026, compared to $13.1 million in the third quarter of 2025. Net interest and dividend income increased $1.3 million, and provision for credit losses decreased $12.9 million in the third quarter of 2026, compared to the like 2025 quarter. Noninterest income decreased nominally while noninterest expense declined $11.5 million. The noninterest expense decrease of $11.5 million is primarily due to an $8.9 million decrease in salary and employee benefits expense primarily attributable to Bancorp Financial acquisition related costs for change in control, retention and severance payments. Also contributing to the decrease in noninterest expense was a $744,000 decrease in computer and data processing, a $1.7 million decrease in professional fees, and a $343,000 decrease in other expenses, which were all primarily driven by the Bancorp Financial acquisition costs that were recorded in the third quarter of 2025. Our net income was $28.9 million, or $0.56 per diluted share, for the third quarter of 2026, compared to net income of $9.9 million, or $0.18 per diluted share, for the third quarter of 2025. We continue to monitor macroeconomic conditions, interest rate risk, expense levels, and daily liquidity.

Nine months ended September 30, 2026 and 2025

Our income before taxes was $110.6 million for the nine months ended September 30, 2026, compared to $68.5 million for the nine months ended September 30, 2025. This increase in pretax income was primarily due to a $38.6 million increase in net interest and dividend income, an $803,000 decrease in provision for credit losses, and a $4.8 million increase in noninterest income, partially offset by a $2.0 million increase in noninterest expense. Provision for income taxes increased $11.0 million. Our net income was $82.7 million, or $1.58 per diluted share, for the nine months ended September 30, 2026, compared to net income of $51.5 million, or $1.06 per diluted share, for the same period of 2025.

Net interest and dividend income was $248.5 million for the nine months ended September 30, 2026, compared to $209.9 million for the same period of 2025. The $38.6 million increase was primarily driven by an increase in loan related income and fees of $53.5 million primarily due to the loan portfolio acquired from Bancorp Financial, as well as a rise in market interest rates. Partially offsetting the increase in net interest and dividend income was an increase of $10.1 million in interest expense in the first nine months of 2026, compared to the first nine months of 2025, driven by an increase in deposit costs due to the deposits assumed in the Bancorp Financial acquisition and an increasing rate environment. Also contributing to the rise in interest expense was an increase in other short-term borrowings expense due to a higher FHLBC advance volume based on liquidity needs in the 2026 period, as total deposits have declined $432.7 million year over year as of September 30, 2026.

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

Three months ended September 30, 2026 and 2025

Net interest and dividend income was $84.0 million in the third quarter of 2026, compared to $82.8 million in the third quarter of 2025. The $1.3 million increase was driven by a decrease of $3.3 million in interest expenses in the third quarter of 2026 driven by lower deposit costs on decreased average balances, primarily related to time deposits, partially offset by increased short-term borrowing costs due to higher average FHLBC advance balances based on liquidity needs. A net decrease of $2.0 million in interest income in the third quarter of 2026 negatively impacted net interest and dividend income compared to the third quarter of 2025, driven by a decrease in securities income due to paydowns and maturities coupled with market rate changes. Loan interest income was effectively flat relative to the prior year like quarter.

The year over year yield increase of 6 basis points on interest earning assets was primarily driven by higher FHLBC and FRBC dividend yields. Average balances of loans and loans held for sale increased $9.8 million in the third quarter of 2026 compared to the prior year like quarter, but showed a nominal decrease to the tax equivalent yield on the loan portfolio of 1 basis point year over year. Average balances of securities available for sale decreased $144.8 million in the third quarter of 2026 compared to the prior year like quarter, and showed a decrease to the tax equivalent yield on the securities available for sale portfolio of nine basis points year over year.

The cost of interest bearing deposits decreased 42 basis points for the quarter ended September 30, 2026, from 191 basis points for the quarter ended September 30, 2025. A 69-basis point decrease in the cost of time deposits drove a significant portion of the overall decrease from the prior year like quarter, primarily due to the decrease in average time deposits of $442.2 million as higher rate brokered CDs and other exception-priced time deposits, including those from the Bancorp Financial acquisition, have rolled off. In addition, money market and savings accounts reflected decreases of 13 basis points and 26 basis points, respectively. We will continue to control the cost of funds by monitoring market activity as well as allowing previously mentioned exception-priced deposits and the brokered CDs acquired from Bancorp Financial to runoff naturally.

The increase of $295.4 million year over year of average FHLBC advances was based on daily liquidity needs and was the primary driver of the $2.8 million increase to interest expense on other short-term borrowings. The elevated short-term borrowings balance is anticipated to continue, assuming continued loan growth and securities reinvestment. The decrease of $868,000 year over year of average notes payable and other borrowings was due to a $5.0 million option on FHLBC long-term putable advances assumed in the Bancorp Financial acquisition being exercised during the third quarter of 2026. This led to a $22,000 increase to interest expense on notes payable and other borrowings as $31,000 of additional expense was recorded in the quarter from the remaining purchase accounting adjustments (“PAA”) on the exercised debt. The $29.7 million decrease in average subordinated debt was due to the $30.0 million partial redemption in the second quarter of 2026, which reduced the prior $60.0 million principal balance then outstanding. Junior subordinated debt interest expense was essentially flat over each of the periods presented.

Our net interest margin (GAAP) increased 22 basis points to 5.25% for the three months ended September 30, 2026, compared to 5.03% for the three months ended September 30, 2025. Our net interest margin (TE) increased 22 basis points to 5.27% for the three months ended September 30, 2026, compared to 5.05% for the three months ended September 30, 2025. The increase in the current period, compared to the prior year like period, is primarily due to lower cost of funds and lower average deposit balances. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table under “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures” that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Three months ended September 30, 2026 and June 30, 2026

The increased yield of 6 basis points on interest earning assets for the three months ended September 30, 2026 as compared to the linked period was primarily driven by the increased yields on loans and dividends from the FHLBC and FRBC. Total average interest earning assets decreased $68.4 million in the third quarter of 2026, compared to the prior linked quarter, driven by a $74.9 million reduction in securities available-for-sale. Changes in the market interest rate environment impact earning assets at varying intervals depending on the repricing timeline of loans, as well as the securities maturity, paydown and purchase activities.

Average balances of interest bearing deposit accounts have decreased $55.5 million since the second quarter of 2026 through the third quarter of 2026, from $3.74 billion to $3.69 billion. The decrease is driven by a $63.2 million decrease in time deposits as exception priced deposits run off, and a $10.4 million decrease in savings accounts. Partially offsetting the decrease in average balances of interest bearing deposit accounts was a $4.5 million increase in lower cost NOW accounts and a $13.7 million increase in money market accounts. The significant decline in time deposit average balances led to the $442,000 decrease in time deposit interest expense, compared to the prior linked quarter, which mitigated the net $151,000 total increase in deposit interest expense, as all other deposit category interest costs increased. As a result, NOW, money market, and savings deposits were the primary drivers in the increase in the costs of interest bearing deposits from 147 basis points for the quarter ended June 30, 2026, to 149 basis points for the quarter ended September 30, 2026.

Borrowing costs increased in the third quarter of 2026, compared to the second quarter of 2026. Changes in our borrowing costs are generally driven by fluctuations in balances and related rates on other short-term borrowings, which are overnight FHLBC advances; these fluctuations are based on the daily liquidity needs during the period. The increase in borrowing expense over the prior linked period was primarily due to the $8.6 million increase in average balance of other short-term borrowings and the resulting increase in interest expense.  Partially offsetting the increase in borrowing costs was a $133,000 decrease in subordinated debt interest expense as the partial redemption of subordinated debt occurred in the second quarter of 2026 and resulted in the acceleration of debt issuance costs of $213,000.

Our net interest margin, for both GAAP and tax equivalent (“TE”) presentations, showed slight growth over the prior linked quarter, as discussed above. Our net interest margin (GAAP) increased four basis points to 5.25% for the third quarter of 2026, compared to 5.21% for the second quarter of 2026. Our net interest margin (TE) increased four basis points to 5.27% for the third quarter of 2026, compared to 5.23% for the second quarter of 2026. The increase in net interest margin for the third quarter of 2026, compared to the prior linked quarter, was driven by the increase in yields on loans and loans held for sale and dividends from the FHLBC and FRBC, partially offset by a nominal increase in the cost of interest bearing liabilities. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table under “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures” that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Nine months ended September 30, 2026 and 2025

The year over year increase of 38 basis points on interest earning assets was primarily driven by increased yields on loans and loans held for sale due to the Bancorp Financial acquisition in July 2025. Average securities available-for-sale decreased $101.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to maturities, calls, and paydowns, net of purchases, during the year over year period. Due to market interest rate changes year over year, securities available-for-sale interest income yields were nominally lower in the nine months ended September 30, 2026, and lower average balances led to an overall decrease in securities income to $30.7 million for the nine months ended September 30, 2026, compared to $33.8 million for the like 2025 period. Average loans, including loans held for sale, increased $835.8 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to the Bancorp Financial acquisition. Increased loan yields and higher average balances resulted in $268.5 million of tax equivalent loan interest income in the nine months ended September 30, 2026, compared to $215.0 million in the like 2025 period. Due to average loan growth and deposit attrition over the past year, average interest earning deposits with financial institutions also decreased in the year over year like period, resulting in a $2.4 million decline in interest income on these interest earning deposits.

Average balances of interest bearing deposit accounts have increased noticeably for the nine month period year over year. For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, average interest bearing deposits increased from $3.46 billion to $3.75 billion, driven by the Bancorp Financial acquisition, with these increases reflected in all deposit categories. The cost of overall interest bearing deposits decreased by 5 basis points, to 149 basis points from 154 basis points for the year over year period. A 30 basis point decrease in the cost of time deposits was the primary driver behind the interest bearing deposit rate decrease and was a result of the continued runoff of previously exception-priced deposits and brokered CDs assumed from the Bancorp Financial acquisition. The decrease in time deposit rates paid was partially offset by growth in rates paid for savings and NOW accounts.

Our borrowing interest expense increased over the past year due to higher FHLBC advance volumes as well as borrowings assumed in the Bancorp Financial acquisition. This resulted in an increase in average borrowings of $245.8 million compared to the nine months ended September 30, 2025, with an accompanying increase of $8.0 million of interest expense on borrowings. Subordinated debt average balances decreased by $18.4 million in the year over year period as a partial redemption of $30.0 million of the principal balance occurred in the second quarter of 2026. At the same time as the partial redemption, the subordinated debt rate changed from fixed to floating and $213,000 of issuance costs were recognized, resulting in a $124,000 increase in interest expense on lower average balances compared to the prior year like period. Junior subordinated debt interest expense remained flat over the periods presented.

Our net interest margin (GAAP) increased 28 basis points to 5.19% for the nine months ended September 30, 2026, compared to 4.91% for the nine months ended September 30, 2025. Our net interest margin (TE) increased 27 basis points to 5.21% for the nine months ended September 30, 2026, compared to 4.94% for the nine months ended September 30, 2025. The increase in the current period, compared to the prior year like period, is primarily due to the Bancorp Financial acquisition and the resulting increase in loan yields, partially offset by higher interest expense related to the larger average deposit balances and interest on other short-term borrowings. See the discussion entitled “Non-GAAP Financial Measures,” above, and the table under “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures” that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

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

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Quarters Ended
	September 30, 2026			June 30, 2026			September 30, 2025
	Average	Income /	Rate	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$65,381	$537	3.26	$64,839	$527	3.26	$119,619	$1,255	4.16
Securities:
Taxable	891,503	8,416	3.75	955,176	9,088	3.82	1,016,279	9,872	3.85
Non-taxable (TE)[1]	129,636	1,366	4.18	140,876	1,433	4.08	149,621	1,563	4.14
Total securities(TE)[1]	1,021,139	9,782	3.80	1,096,052	10,521	3.85	1,165,900	11,435	3.89
Dividends from FHLBC and FRBC	38,576	672	6.91	36,676	535	5.85	25,961	381	5.82
Loans and loans held-for-sale[1,2]	5,227,120	91,400	6.94	5,223,093	89,921	6.91	5,217,349	91,342	6.95
Total interest earning assets	6,352,216	102,391	6.40	6,420,660	101,504	6.34	6,528,829	104,413	6.34
Cash and due from banks	45,146	-	-	46,700	-	-	51,357	-	-
Allowance for credit losses on loans	(70,983)	-	-	(72,418)	-	-	(72,354)	-	-
Other noninterest earning assets	460,566	-	-	457,995	-	-	491,421	-	-
Total assets	$6,786,945			$6,852,937			$6,999,253

Liabilities and Stockholders' Equity
NOW accounts	$721,922	$1,102	0.61	$717,468	$897	0.50	$668,439	$825	0.49
Money market accounts	961,994	4,704	1.94	948,319	4,400	1.86	954,964	4,979	2.07
Savings accounts	1,098,934	2,299	0.83	1,109,381	2,215	0.80	1,175,011	3,239	1.09
Time deposits	905,298	5,757	2.52	968,464	6,199	2.57	1,347,455	10,896	3.21
Interest bearing deposits	3,688,148	13,862	1.49	3,743,632	13,711	1.47	4,145,869	19,939	1.91
Securities sold under repurchase agreements	24,059	44	0.73	21,337	40	0.75	33,382	60	0.71
Other short-term borrowings	321,413	3,145	3.88	312,803	2,989	3.83	25,978	308	4.70
Junior subordinated debentures	25,774	269	4.14	25,774	289	4.50	25,774	288	4.43
Subordinated debt	29,803	542	7.22	34,373	675	7.88	59,521	547	3.65
Notes payable and other borrowings	13,938	180	5.12	14,844	156	4.22	14,806	158	4.23
Total interest bearing liabilities	4,103,135	18,042	1.74	4,152,763	17,860	1.73	4,305,330	21,300	1.96
Noninterest bearing deposits	1,722,851	-	-	1,745,475	-	-	1,782,193	-	-
Other liabilities	61,430	-	-	55,582	-	-	61,732	-	-
Stockholders' equity	899,529	-	-	899,117	-	-	849,998	-	-
Total liabilities and stockholders' equity	$6,786,945			$6,852,937			$6,999,253
Net interest income (GAAP)		$84,049			$83,329			$82,775
Net interest margin (GAAP)			5.25			5.21			5.03

Net interest income (TE)[1]		$84,349			$83,644			$83,113
Net interest margin (TE)[1]			5.27			5.23			5.05
Interest bearing liabilities to earning assets	64.59%			64.68%			65.94%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures” on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2026 and 2025, respectively.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed under “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures,” and includes loan fee income of $1.8 million for the third quarter of 2026, loan fee income of $2.0 million for the second quarter of 2026, and loan fee income of $1.2 million for the third quarter of 2025. Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Income / Expense and Rates
(Dollars in thousands - unaudited)

	Nine Months Ended September 30,
	2026			2025
	Average	Income /	Rate	Average	Income /	Rate
	Balance	Expense	%	Balance	Expense	%
Assets
Interest earning deposits with financial institutions	$65,922	$1,613	3.27	$127,957	$4,027	4.21
Securities:
Taxable	938,340	26,453	3.77	1,027,625	29,058	3.78
Non-taxable (TE)[1]	138,876	4,261	4.10	151,412	4,714	4.16
Total securities (TE)[1]	1,077,216	30,714	3.81	1,179,037	33,772	3.83
Dividends from FHLBC and FRBC	35,623	1,719	6.45	21,558	1,127	6.99
Loans and loans held-for-sale [1,2]	5,219,390	268,515	6.88	4,383,633	214,970	6.56
Total interest earning assets	6,398,151	302,561	6.32	5,712,185	253,896	5.94
Cash and due from banks	46,688	-	-	50,590	-	-
Allowance for credit losses on loans	(71,753)	-	-	(52,586)	-	-
Other noninterest earning assets	459,665	-	-	431,019	-	-
Total assets	$6,832,751			$6,141,208

Liabilities and Stockholders' Equity
NOW accounts	$712,449	$2,822	0.53	$650,183	$2,135	0.44
Money market accounts	952,187	13,252	1.86	863,537	12,292	1.90
Savings accounts	1,109,025	6,690	0.81	1,019,104	5,135	0.67
Time deposits	978,219	19,173	2.62	925,184	20,233	2.92
Interest bearing deposits	3,751,880	41,937	1.49	3,458,008	39,795	1.54
Securities sold under repurchase agreements	23,395	134	0.77	34,439	184	0.71
Other short-term borrowings	274,909	7,925	3.85	9,231	325	4.71
Junior subordinated debentures	25,774	854	4.43	25,773	864	4.48
Subordinated debentures	41,137	1,763	5.73	59,500	1,639	3.68
Notes payable and other borrowings	14,534	491	4.52	4,990	158	4.23
Total interest bearing liabilities	4,131,629	53,104	1.72	3,591,941	42,965	1.60
Noninterest bearing deposits	1,735,553	-	-	1,738,576	-	-
Other liabilities	63,389	-	-	63,472	-	-
Stockholders' equity	902,180	-	-	747,219	-	-
Total liabilities and stockholders' equity	$6,832,751			$6,141,208
Net interest income (GAAP)		$248,522			$209,913
Net interest margin (GAAP)			5.19			4.91

Net interest income (TE)[1]		$249,457			$210,931
Net interest margin (TE)[1]			5.21			4.94
Interest bearing liabilities to earning assets	64.58%			62.88%

1 Represents a non-GAAP financial measure. See the discussion entitled “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures” on page 53 that provides a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent. Tax equivalent basis is calculated using a marginal tax rate of 21% in 2026 and 2025, respectively.

2 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table “Reconciliation of Tax-Equivalent (TE) Non-GAAP Financial Measures,” and includes loan fee income of $5.7 million and loan fee income of $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. Nonaccrual loans are included in the above-stated average balances.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Net Interest Margin	2026	2026	2025	2026	2025

Interest income (GAAP)	$102,091	$101,189	$104,075	$301,626	$252,878
Taxable-equivalent adjustment:
Loans	13	14	10	40	28
Securities	287	301	328	895	990
Interest and dividend income (TE)	102,391	101,504	104,413	302,561	253,896
Interest expense (GAAP)	18,042	17,860	21,300	53,104	42,965
Net interest income (TE)	$84,349	$83,644	$83,113	$249,457	$210,931
Net interest income (GAAP)	$84,049	$83,329	$82,775	$248,522	$209,913
Average interest earning assets	$6,352,216	$6,420,660	$6,528,829	$6,398,151	$5,712,185
Net interest margin (GAAP)	5.25%	5.21%	5.03%	5.19%	4.91%
Net interest margin (TE)	5.27%	5.23%	5.05%	5.21%	4.94%

Noninterest Income

Three months ended September 30, 2026 and 2025

The following table details the major components of noninterest income for the periods presented:

				September 30, 2026
Noninterest Income	Three Months Ended			Percent Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2026	2026	2025	2026	2025
Wealth management	$3,682	$3,628	$3,515	1.5	4.8
Service charges on deposits	3,134	3,075	3,202	1.9	(2.1)
Residential mortgage banking revenue
Secondary mortgage fees	101	166	92	(39.2)	9.8
MSRs mark to market gain (loss)	623	(152)	(389)	509.9	(260.2)
Mortgage servicing income	467	464	469	0.6	(0.4)
Net gain on sales of mortgage loans	363	640	620	(43.3)	(41.5)
Total residential mortgage banking revenue	1,554	1,118	792	39.0	96.2
Securities losses, net	(1)	-	(1)	N/M	-
Change in cash surrender value of BOLI	796	1,469	1,175	(45.8)	(32.3)
Death benefit realized on BOLI	-	-	430	-	(100.0)
Card related income	2,479	2,483	2,581	(0.2)	(4.0)
Other income	1,426	1,488	1,415	(4.2)	0.8
Total noninterest income	$13,070	$13,261	$13,109	(1.4)	(0.3)

N/M – Not meaningful.

Noninterest income decreased $191,000, or 1.4%, in the third quarter of 2026, compared to the second quarter of 2026, and decreased $39,000, or 0.3%, compared to the third quarter of 2025. The decrease from the second quarter of 2026 was primarily driven by a $673,000 decrease in the cash surrender value of BOLI due to changes in market interest rates, primarily on COLI investments. Partially offsetting the decrease during the third quarter of 2026, compared to the second quarter of 2026, was a $436,000 increase in mortgage banking income due to an MSR mark to market gain of $623,000 in the third quarter of 2026, compared to a $152,000 loss in the second quarter of 2026.

The decrease in noninterest income of $39,000 in the third quarter of 2026, compared to the third quarter of 2025, is primarily due to a $379,000 decrease in the cash surrender value of BOLI due to changes in market interest rates, primarily on COLI investments. Also contributing to the decrease in noninterest income during the third quarter of 2026 was $430,000 of death benefits realized on BOLI in the 2025 period, compared to none in the 2026 period, and a $102,000 decrease in card related income compared to the prior year. Partially offsetting the decreases to noninterest income during the quarter was a $167,000 increase in wealth management income from growth in advisory, agent, 12b-1 fees, and personal trust fees, and a $762,000 increase in residential mortgage banking revenue, primarily due to a $1.0 million increase in MSRs mark to market valuations.

Nine months ended September 30, 2026 and 2025

Noninterest Income	Nine Months Ended
	September 30,	September 30,	Percent
	2026	2025	Change
Wealth management	$10,693	$9,707	10.2
Service charges on deposits	9,339	9,238	1.1
Residential mortgage banking revenue
Secondary mortgage fees	388	249	55.8
MSRs mark to market gain (loss)	319	(1,490)	121.4
Mortgage servicing income	1,428	1,421	0.5
Net gain on sales of mortgage loans	1,558	1,634	(4.7)
Total residential mortgage banking revenue	3,693	1,814	103.6
Securities losses, net	(1)	(1)	-
Change in cash surrender value of BOLI	3,347	2,363	41.6
Death benefit realized on BOLI	-	430	(100.0)
Card related income	7,312	7,355	(0.6)
Other income	4,578	3,302	38.6
Total noninterest income	$38,961	$34,208	13.9

Noninterest income increased $4.8 million, or 13.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by a $986,000 increase in wealth management income, a $101,000 increase in service charges on deposits, and a $1.9 million increase in mortgage banking revenue, comprised primarily of a $1.8 million increase in MSRs mark to market valuations. In addition, noninterest income for the nine month period ended September 30, 2026, compared to the like 2025 period, increased due to a $984,000 increase in the cash surrender value of BOLI due to market interest rate changes, primarily on COLI investments, and a $1.3 million increase in other income primarily driven by growth in powersport and consumer loan fees provided by the acquired Bancorp Financial loan portfolio. Partially offsetting the increase in noninterest income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was $430,000 in death benefits realized on BOLI in 2025; no like death benefit was recorded for the nine month period in 2026.

Noninterest Expense

Three months ended September 30, 2026 and 2025

The following table details the major components of noninterest expense for the periods presented:

				September 30, 2026
Noninterest Expense	Three Months Ended			Percent Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2026	2026	2025	2026	2025
Salaries	$22,900	$22,332	$31,360	2.5	(27.0)
Officers' incentive	2,710	2,240	3,279	21.0	(17.4)
Benefits and other	5,236	5,531	5,084	(5.3)	3.0
Total salaries and employee benefits	30,846	30,103	39,723	2.5	(22.3)
Occupancy, furniture and equipment	5,284	5,118	4,937	3.2	7.0
Computer and data processing	3,258	3,217	4,002	1.3	(18.6)
FDIC insurance	746	759	854	(1.7)	(12.6)
Net teller & bill paying	754	724	691	4.1	9.1
General bank insurance	355	351	437	1.1	(18.8)
Amortization of core deposit intangible	1,149	1,167	1,251	(1.5)	(8.2)
Advertising and marketing expense	603	483	650	24.8	(7.2)
Card related expense	1,589	1,604	1,708	(0.9)	(7.0)
Professional fees	1,417	1,160	3,145	22.2	(54.9)
Consumer credit expense	1,725	1,720	1,368	0.3	26.1
Other real estate owned expense, net	(30)	52	128	(157.7)	(123.4)
Other expense	3,926	4,794	4,269	(18.1)	(8.0)
Total noninterest expense	$51,622	$51,252	$63,163	0.7	(18.3)
Efficiency ratio (GAAP)[1]	52.34%	51.72%	64.46%
Adjusted efficiency ratio (non-GAAP)[2]	52.06%	50.80%	52.10%

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table under “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2026 increased $370,000, or 0.7%, compared to the second quarter of 2026, but decreased $11.5 million, or 18.3%, compared to the third quarter of 2025. The increase in the third quarter of 2026, compared to the second quarter of 2026, was driven by a $743,000 increase in salaries and employee benefits with increases reflected primarily in salaries, officer incentive accruals, and insurance premiums. Also contributing to the increase was a $166,000 increase in occupancy, furniture and equipment due to increases in real estate taxes and office equipment maintenance, a $120,000 increase in advertising and marketing expense due to costs associated with a 2026 brand awareness campaign, and a $257,000 increase in professional fees due to consulting and management fees related to the 2026 brand awareness campaign as well as an increase in loan related legal fees. Partially offsetting the increase in noninterest expense for the third quarter of 2026, compared to the second quarter of 2026, was an $868,000 decrease in other expense primarily due to decreases in director deferred compensation expense, decreases in non-legal commercial expenses, a decrease in litigation expense as two non-recurring and unrelated customer disputes with limited exposure were recorded last quarter, and a decrease in miscellaneous expenses as the previous quarter included an accrual related to powersport loan gap insurance refunds due to customers related to loan prepayments.

The year over year decrease in noninterest expense is primarily attributable to an $8.9 million decrease in salaries and employee benefits, primarily attributable to Bancorp Financial acquisition related costs for change in control, retention and severance payments. Also contributing to the decrease in noninterest expense year over year was a $744,000 decrease in computer and data processing expenses, a $1.7 million decrease in professional fees, and a $343,000 decrease in other expense primarily due to Bancorp Financial acquisition-related costs in the prior year period.

Nine months ended September 30, 2026 and 2025

Noninterest Expense	Nine Months Ended
	September 30,	September 30,	Percent
	2026	2025	Change
Salaries	$67,165	$69,283	(3.1)
Officers' incentive	6,602	8,999	(26.6)
Benefits and other	16,855	15,384	9.6
Total salaries and employee benefits	90,622	93,666	(3.2)
Occupancy, furniture and equipment	15,773	13,962	13.0
Computer and data processing	9,850	9,042	8.9
FDIC insurance	2,264	2,124	6.6
Net teller & bill paying	2,194	2,019	8.7
General bank insurance	1,059	1,095	(3.3)
Amortization of core deposit intangible	3,492	3,310	5.5
Advertising and marketing expense	1,637	1,334	22.7
Card related expense	4,712	4,577	2.9
Professional fees	3,876	5,398	(28.2)
Consumer credit expense	4,967	1,408	N/M
Other real estate owned expense, net	(164)	2,036	(108.1)
Other expense	12,802	11,116	15.2
Total noninterest expense	$153,084	$151,087	1.3
Efficiency ratio (GAAP)[1]	52.15%	59.44%
Adjusted efficiency ratio (non-GAAP)[2]	51.52%	53.87%

N/M – Not meaningful.

1 The efficiency ratio shown in the table above is a GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits and OREO expenses, divided by the sum of net interest income and total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, and mark to market gains or losses on MSRs.

2 The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding amortization of core deposits, OREO expenses, acquisition expense, net of gains or losses on branch sales, as applicable, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains or losses on securities, death benefit realized on BOLI, as applicable, mark to market gains or losses on MSRs, and includes a tax equivalent adjustment on the change in cash surrender value of BOLI. See the discussion entitled “Non-GAAP Financial Measures” above and the table under “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” that provides a reconciliation of this non-GAAP financial measure to the most comparable GAAP equivalent.

Noninterest expense for the nine months ended September 30, 2026, increased $2.0 million, or 1.3%, compared to the nine months ended September 30, 2025, primarily due to a $1.8 million increase in occupancy, furniture and equipment, an $808,000 increase in computer and data processing expense, a $3.6 million increase in consumer credit expense, and a $1.7 million increase in other expense, which are all primarily due to the effect of the Bancorp Financial acquisition and the corresponding growth in expenses. Partially offsetting the increases year over year were a $3.0 million decrease in salaries and employee benefits primarily due to 2025 payments for change in control, retention and severance on the acquisition of Bancorp Financial and other acquisition-related costs, as well as a decrease in the officer incentive accrual for 2026 due to certain performance metrics falling short of target, a $1.5 million decrease in professional fees as the prior year included Bancorp Financial acquisition related costs, and a $2.2 million decrease in other real estate owned expense, net, as all OREO properties have been sold since the third quarter of 2025, resulting in a reduction of expenses.

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

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	GAAP			Non-GAAP
	Three Months Ended			Three Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,
	2026	2026	2025	2026	2026	2025
Efficiency Ratio / Adjusted Efficiency Ratio

Noninterest expense	$51,622	$51,252	$63,163	$51,622	$51,252	$63,163
Less amortization of core deposit	1,149	1,167	1,251	1,149	1,167	1,251
Less other real estate expense, net	(30)	52	128	(30)	52	128
Less acquisition related costs, net of losses on branch sales	N/A	N/A	N/A	-	526	11,508
Noninterest expense less adjustments	$50,503	$50,033	$61,784	$50,503	$49,507	$50,276

Net interest income	$84,049	$83,329	$82,775	$84,049	$83,329	$82,775
Taxable-equivalent adjustment:
Loans	N/A	N/A	N/A	13	14	10
Securities	N/A	N/A	N/A	287	301	328
Net interest income including adjustments	84,049	83,329	82,775	84,349	83,644	83,113
Noninterest income	13,070	13,261	13,109	13,070	13,261	13,109
Less death benefit related to BOLI	-	-	430	-	-	430
Less securities losses, net	(1)	-	(1)	(1)	-	(1)
Less MSRs mark to market gains (losses)	623	(152)	(389)	623	(152)	(389)
Change in cash surrender value of BOLI	N/A	N/A	N/A	212	390	312
Noninterest income including adjustments	12,448	13,413	13,069	12,660	13,803	13,381

Net interest income including adjustments plus noninterest income including adjustments	$96,497	$96,742	$95,844	$97,009	$97,447	$96,494
Efficiency ratio / Adjusted efficiency ratio	52.34%	51.72%	64.46%	52.06%	50.80%	52.10%

N/A - not applicable

	GAAP		Non-GAAP
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Efficiency Ratio / Adjusted Efficiency Ratio
(Dollars in thousands)

Noninterest expense	$153,084	$151,087	$153,084	$151,087
Less amortization of core deposit intangible	3,492	3,310	3,492	3,310
Less other real estate expense, net	(164)	2,036	(164)	2,036
Less acquisition related costs, net of losses on branch sales	N/A	N/A	875	12,772
Noninterest expense less adjustments	$149,756	$145,741	$148,881	$132,969

Net interest income	$248,522	$209,913	$248,522	$209,913
Taxable-equivalent adjustment:
Loans	N/A	N/A	40	28
Securities	N/A	N/A	895	990
Net interest income including adjustments	248,522	209,913	249,457	210,931
Noninterest income	38,961	34,208	38,961	34,208
Less death benefit related to BOLI	-	430	-	430
Less securities losses, net	(1)	(1)	(1)	(1)
Less MSRs mark to market gains (losses)	319	(1,490)	319	(1,490)
Taxable-equivalent adjustment:
Change in cash surrender value of BOLI	N/A	N/A	890	628
Noninterest income including adjustments	38,643	35,269	39,533	35,897

Net interest income including adjustments plus noninterest income including adjustments	$287,165	$245,182	$288,990	$246,828
Efficiency ratio / Adjusted efficiency ratio	52.15%	59.44%	51.52%	53.87%

N/A - not applicable

Income Taxes

We recorded income tax expense of $9.8 million for the third quarter of 2026 on $38.7 million of pretax income, compared to income tax expense of $9.7 million on $37.8 million of pretax income in the second quarter of 2026, and income tax expense of $3.2 million on $13.1 million of pretax income in the third quarter of 2025. Our effective tax rate was 25.3% in the third quarter of 2026, 25.5% for the second quarter of 2026, and 24.5% for the third quarter of 2025.

We recorded income tax expense of $27.9 million for the nine months ended September 30, 2026, on $110.6 million of pretax income, compared to income tax expense of $17.0 million on $68.5 million of pretax income for the nine months ended September 30, 2025. Our effective tax rate was 25.3% for the nine months ended September 30, 2026, compared to 24.8% for the like 2025 period.

Income tax expense reflected all relevant statutory tax rates and GAAP accounting. There were no significant changes in our ability to utilize our deferred tax assets during the quarter ended September 30, 2026. We had no valuation reserve on the deferred tax assets as of September 30, 2026.

Financial Condition

Total assets decreased $124.1 million to $6.78 billion at September 30, 2026, from $6.90 billion at December 31, 2025, due primarily to the decrease of $111.9 million in securities available-for-sale and a decrease of $14.1 million in total loans. We continue to actively assess potential investment opportunities to utilize our excess liquidity. Total deposits were $5.33 billion at September 30, 2026, a decrease of $268.5 million from December 31, 2025.

				September 30, 2026
Securities	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Securities available-for-sale, at fair value
U.S. Treasuries	$148,073	$165,860	$190,670	(10.7)	(22.3)
U.S. government agencies	39,109	29,176	38,264	34.0	2.2
U.S. government agencies mortgage-backed	74,835	88,780	93,051	(15.7)	(19.6)
States and political subdivisions	177,272	206,375	210,675	(14.1)	(15.9)
Collateralized mortgage obligations	328,790	359,305	378,236	(8.5)	(13.1)
Asset-backed securities	37,395	45,816	47,802	(18.4)	(21.8)
Collateralized loan obligations	172,331	194,464	198,098	(11.4)	(13.0)
Equity securities	771	747	684	3.2	12.7
Total securities	$978,576	$1,090,523	$1,157,480	(10.3)	(15.5)

Securities available-for-sale decreased $111.9 million as of September 30, 2026, compared to December 31, 2025, and decreased $178.9 million compared to September 30, 2025. The decrease in the portfolio during 2026 was driven by paydowns totaling $171.4 million, along with maturities and calls totaling $102.6 million and a $22.2 million increase in unrealized losses on securities available-for-sale. This was partially offset by $185.5 million in purchases. We continue to position the portfolio in higher credit quality, shorter duration securities with an appropriate mix of fixed- and floating-rate exposures.

				September 30, 2026
Loans	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Commercial	$867,362	$842,130	$786,095	3.0	10.3
Leases	554,370	548,256	550,201	1.1	0.8
Commercial real estate – investor	1,131,857	1,212,384	1,257,328	(6.6)	(10.0)
Commercial real estate – owner occupied	684,169	706,567	680,412	(3.2)	0.6
Construction	153,491	173,630	176,387	(11.6)	(13.0)
Residential real estate – investor	65,679	70,225	69,362	(6.5)	(5.3)
Residential real estate – owner occupied	247,515	230,432	231,547	7.4	6.9
Multifamily	370,431	339,131	378,213	9.2	(2.1)
HELOC	245,938	235,293	234,885	4.5	4.7
Powersport	689,229	696,959	715,498	(1.1)	(3.7)
Other [1]	228,016	197,124	184,577	15.7	23.5
Total loans	$5,238,057	$5,252,131	$5,264,505	(0.3)	(0.5)

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Total loans were $5.24 billion as of September 30, 2026, a decrease of $14.1 million from December 31, 2025. The decrease in total loans in the first nine months of 2026, compared to December 31, 2025, was primarily due to paydowns, net of originations, in commercial real estate – investor, commercial real estate – owner occupied, construction, and powersport. Total loans decreased $26.4 million compared to September 30, 2025, mostly driven by paydowns, net of originations, in commercial real estate – investor, construction, and powersport. As required by CECL, the balance (or amortized cost basis) of purchased credit deteriorated loans, or PCD loans (discussed below) is carried on a gross basis, rather than net of the associated credit loss estimate, and the expected credit losses for PCD loans are estimated and separately recognized as part of the allowance for credit losses, or ACL. Refer to Item 1. Note 1. Recent Accounting Pronouncements, for discussion of ASU 2025-08, which the Company has elected not to early adopt and which will impact how purchased loans are recorded for any future acquisitions completed after adoption.

The powersport loan portfolio provides a more balanced loan portfolio overall by broadening the scope of our consumer lending and offering a higher yield in a lower rate environment. The initial credit considerations for powersport loans rely more heavily on FICO scores compared to other loan types in our loan portfolio. During the nine months ended September 30, 2026, we originated $301.2 million of powersport loans with a weighted average yield of 10.41%. As of September 30, 2026, the weighted average FICO score, at the time of origination, of the entire powersport portfolio is 728.

		Weighted
	September 30,	Average
	2026	FICO
Tier 1	$365,545	777
Tier 2	130,053	711
Tier 3	80,235	684
Tier 4	38,932	660
Tier 5	74,464	606
Total Powersport	$689,229	728

The following table sets forth the total of powersport by collateral type:

	September 30,	% of
	2026	Total
New	$520,927	75.6%
Used	168,302	24.4
Total Powersport	$689,229	100.0%

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate. Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial real estate, construction, residential, multifamily, and HELOCs) has been and continues to be a sizeable portion of our portfolio. These categories comprised 55.4% of the portfolio as of September 30, 2026, compared to 56.5% of the portfolio as of December 31, 2025. At September 30, 2026, our outstanding commercial real estate loans and undrawn commercial real estate commitments, excluding owner occupied real estate, were equal to 208.5% of the Bank’s Tier 1 capital plus allowance for credit losses, a decrease from 220.3% at December 31, 2025. We continue to oversee and seek to manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

Nonperforming loans consist of nonaccrual loans and loans 90 days or greater past due. Nonperforming loans decreased by $13.2 million to $39.6 million at September 30, 2026, from $52.8 million at December 31, 2025, and decreased by $8.3 million from $48.0 million at September 30, 2025. The decrease from December 31, 2025 and September 30, 2025 was mostly driven by non-accrual charge-offs for a commercial relationship in the third quarter of 2026 and a larger paydown for a commercial real estate – investor relationship. Purchased credit deteriorated loans (“PCD”) are purchased loans that, as of the date of acquisition, we determined had experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans are included in our nonperforming loan disclosures, if such loans otherwise meet the definition of a nonperforming loan. Total PCD loans are $52.5 million, of which $1.8 million meet the definition of nonperforming, as of September 30, 2026 and $78.6 million, of which $3.4 million meet the definition of nonperforming, as of December 31, 2025. Management continues to carefully monitor loans considered to be in a classified status. Nonperforming loans as a percent of total loans were 0.8% as of September 30, 2026, 1.0% as of December 31, 2025, and 0.9% as of September 30, 2025. The distribution of our nonperforming loans is shown in the following table.

				September 30, 2026
Nonperforming Loans	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Commercial	$7,372	$9,761	$13,293	(24.5)	(44.5)
Leases	1,729	2,899	1,277	(40.4)	35.4
Commercial real estate – investor	8,740	11,377	2,853	(23.2)	206.3
Commercial real estate – owner occupied	10,228	19,743	23,236	(48.2)	(56.0)
Construction	1,736	737	344	135.5	404.7
Residential real estate – investor	1,030	681	749	51.2	37.5
Residential real estate – owner occupied	2,459	1,852	1,649	32.8	49.1
Multifamily	1,254	1,494	1,183	(16.1)	6.0
HELOC	2,160	1,222	1,035	76.8	108.7
Powersport	2,728	2,778	2,230	(1.8)	22.3
Other [1]	200	287	136	(30.3)	47.1
Total nonperforming loans	$39,636	$52,831	$47,985	(25.0)	(17.4)

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

The components of our nonperforming assets are shown in the following table:

				September 30, 2026
Nonperforming Assets	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Nonaccrual loans	$36,579	$47,952	$34,126	(23.7)	7.2
Loans past due 90 days or more and still accruing interest	3,057	4,879	13,859	(37.3)	(77.9)
Total nonperforming loans	39,636	52,831	47,985	(25.0)	(17.4)
Other real estate owned	-	1,427	6,416	(100.0)	(100.0)
Repossessed assets [1]	1,279	1,363	2,088	(6.2)	(38.7)
Total nonperforming assets	$40,915	$55,621	$56,489	(26.4)	(27.6)

30-89 days past due loans and still accruing interest	$43,553	$52,169	$22,415
Nonaccrual loans to total loans	0.7%	0.9%	0.6%
Nonperforming loans to total loans	0.8%	1.0%	0.9%
Nonperforming assets to total loans plus OREO and repossessed assets	0.8%	1.1%	1.1%

Allowance for credit losses	$64,189	$72,301	$75,037
Allowance for credit losses to total loans	1.2%	1.4%	1.4%
Allowance for credit losses to nonaccrual loans	175.5%	150.8%	219.9%

1 Repossessed assets are reported within other assets.

Loan charge-offs, net of recoveries, for the third quarter of 2026 as compared to the prior linked quarter and year over year quarter are shown in the following table:

Loan Charge–offs, Net of Recoveries	Three Months Ended
	September 30,	% of	June 30,	% of	September 30,	% of
	2026	Total[1]	2026	Total[1]	2025	Total[1]
Commercial	$9,171	72.1	$2,983	32.3	$385	7.5
Leases	172	1.3	344	3.7	848	16.6
Commercial real estate – investor	(14)	(0.1)	2,804	30.3	(15)	(0.3)
Commercial real estate – owner occupied	(1)	-	(1)	-	(2)	-
Construction	-	-	-	-	(46)	(0.9)
Residential real estate – investor	(3)	-	(1)	-	(2)	-
Residential real estate – owner occupied	(10)	(0.1)	(21)	(0.2)	(7)	(0.1)
Multifamily	-	-	-	-	181	3.5
HELOC	(10)	(0.1)	(14)	(0.2)	(19)	(0.4)
Powersport	3,133	24.6	2,826	30.6	2,980	58.3
Other [2]	288	2.3	328	3.5	805	15.8
Net charge–offs (recoveries)	$12,726	100.0	$9,248	100.0	$5,108	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

Net charge-offs, reported in the above table, reflect continuing management attention to credit quality and remediation efforts. There was an increase of $3.8 million in gross charge-offs, as compared to the linked quarter, primarily due to larger charge-offs taken on a single commercial relationship and slight increase in powersport charges-offs. Powersport loans are measured for asset quality at origination based on FICO scores, then based on past due status through the life of the loan, and charge-off occurs once a loan is past due 120 days. We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

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

The following table shows classified assets by classification for the following periods:

				September 30, 2026
Classified Assets	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Commercial	$13,190	$51,587	$50,680	(74.4)	(74.0)
Leases	1,729	2,428	1,277	(28.8)	35.4
Commercial real estate – investor	12,730	14,245	2,853	(10.6)	346.2
Commercial real estate – owner occupied	26,546	64,081	72,020	(58.6)	(63.1)
Construction	12,866	11,421	1,612	12.7	698.1
Residential real estate – investor	1,030	1,142	1,228	(9.8)	(16.1)
Residential real estate – owner occupied	2,249	1,897	1,839	18.6	22.3
Multifamily	1,254	1,494	1,183	(16.1)	6.0
HELOC	2,355	1,466	1,538	60.6	53.1
Powersport	145	68	-	113.2	N/M
Other	154	270	30	(43.0)	413.3
Total classified loans	74,248	150,099	134,260	(50.5)	(44.7)
Other real estate owned	-	1,427	6,416	(100.0)	(100.0)
Repossessed assets [1]	1,279	1,363	2,088	(6.2)	(38.7)
Total classified assets	$75,527	$152,889	$142,764	(50.6)	(47.1)

N/M - Not meaningful

1 Repossessed assets are reported within other assets.

Total classified loans decreased $75.9 million as of September 30, 2026, from December 31, 2025, and by $60.0 million compared to September 30, 2025. The decrease in classified loans since December 31, 2025, is due to outflows from classified loans of $100.5 million, offset by additions of $24.6 million. Outflows consisted of $29.7 million of loans paid off, $42.9 million of classified loans upgraded, $17.1 million of principal reductions through payments and partial charge-offs, $10.5 million of loans fully charged off, $235,000 of loans transferred into OREO, and $148,000 of loans transferred to repossessed assets.  Based on information received during the third quarter of 2026, it became necessary to downgrade a portion of one commercial real estate – investor credit to doubtful. Classified assets decreased as of September 30, 2026, compared to December 31, 2025, due to the decreases to classified loans and a total decrease of $1.5 million related to OREO and repossessed assets. The $67.2 million decrease in classified assets as of September 30, 2026, compared to September 30, 2025, is primarily due to the classified loan decrease of $60.0 million, noted above, and a $7.2 million decrease in OREO and repossessed assets. Classified loans since September 30, 2025 had additions of $67.0 million and were offset by outflows of $127.0 million which consisted of $54.1 million of loans paid off, $43.0 million of classified loans upgraded, $10.5 million of loans charged off, $19.1 million of net principal reductions and partial charge-offs, $235,000 transferred to OREO, and $148,000 repossessed. Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the ACL on loans as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.” The classified assets ratio was 8.70% for the period ended September 30, 2026, compared to 17.82% as of December 31, 2025, and 16.55% as of September 30, 2025.

Allowance for Credit Losses on Loans

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses (“ACL”) at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date.

At September 30, 2026, our ACL on loans totaled $64.2 million, and our ACL on unfunded commitments, included in other liabilities, totaled $2.2 million. In the third quarter of 2026, we recorded a provision expense on loans of $6.5 million driven by increased charge-offs to one commercial relationship. Further, we recorded a $216,000 provision expense on unfunded commitments, primarily due to the increase to the loss rates as a result of the qualitative factor adjustment made specific to the remaining life of certain portfolios within the ACL calculation. These adjustments resulted in a $6.8 million net expense to the provision for credit losses for the third quarter of 2026.

Management estimates the amount of provision required on a quarterly basis and records the appropriate provision expense, or release of expense, to maintain an adequate reserve for all potential and estimated credit losses on loans, leases and unfunded commitments. The ACL on loans totaled $64.2 million as of September 30, 2026, $72.3 million as of December 31, 2025, and $75.0 million as of September 30, 2025. Our ACL on loans to total loans was 1.2% as of September 30, 2026, and 1.4% as of both December 31, 2025 and September 30, 2025. See Item 7 – Critical Accounting Estimates in the Management Discussion and Analysis in our 2025 Annual Report on Form 10-K for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.

Below is a reconciliation of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Allowance at beginning of period	$70,380	$72,126	$42,990	$72,301	$43,619
Charge–offs:
Commercial	9,352	3,002	452	13,682	5,023
Leases	174	346	848	832	955
Commercial real estate – investor	-	2,819	-	6,752	-
Commercial real estate – owner occupied	-	-	-	-	47
Construction	-	-	-	-	834
Residential real estate – investor	-	-	-	-	-
Residential real estate – owner occupied	-	-	-	-	-
Multifamily	-	-	181	-	181
HELOC	-	-	-	2	-
Powersport	4,017	3,592	3,685	12,270	3,685
Other [1]	429	412	880	1,398	1,082
Total charge–offs	13,972	10,171	6,046	34,936	11,807
Recoveries:
Commercial	181	19	67	230	131
Leases	2	2	-	119	17
Commercial real estate – investor	14	15	15	43	43
Commercial real estate – owner occupied	1	1	2	7	11
Construction	-	-	46	-	396
Residential real estate – investor	3	1	2	6	6
Residential real estate – owner occupied	10	21	7	38	45
Multifamily	-	-	-	-	-
HELOC	10	14	19	32	41
Powersport	884	766	705	2,417	705
Other [1]	141	84	75	294	166
Total recoveries	1,246	923	938	3,186	1,561
Net charge-offs	12,726	9,248	5,108	31,750	10,246
Day 1 PCD credit evaluation	-	-	17,540	-	17,540
Provision for credit losses on loans [2]	6,535	7,502	19,615	23,638	24,124
Allowance at end of period	$64,189	$70,380	$75,037	$64,189	$75,037

Average total loans (exclusive of loans held–for–sale)	$5,225,305	$5,219,813	$5,215,551	$5,217,018	$4,381,793
Annualized net charge–offs to average loans	0.97%	0.71%	0.39%	0.81%	0.31%

1 The “Other” classification includes consumer loans, such as collector cars, manufactured homes, and solar loans, as well as overdrafts.

2 Amount does not include the provision for unfunded commitment liability.

The coverage ratio of the ACL on loans to nonperforming loans was 161.9% as of September 30, 2026, which was an increase from the coverage ratio of 136.9% as of December 31, 2025 and from 156.4% as of September 30, 2025. Annualized net charge-offs to average loans increased slightly in the current quarter at 0.97% for the quarter ended September 30, 2026, compared to 0.71% for the quarter ended June 30, 2026 and was an increase from the prior year quarter of 0.39% as of September 30, 2025.

In management’s judgment, an adequate ACL has been established to encompass the current lifetime expected credit losses at September 30, 2026, as well as general changes in lending policy, procedures and staffing, and other external factors. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession. Continued volatility in the economic environment stemming from the impacts of and response to inflation, tariffs, potential recession, and the war in Ukraine and the war in Iran, and the associated effects on our customers, or other factors, such as changes in business climates and the condition of collateral at the time of default or repossession, may revise our current expectations of future credit losses in future reporting periods.

Other Real Estate Owned

As of September 30, 2026, there were no OREO properties held, reflecting a decrease from $1.4 million at December 31, 2025, and a decrease from $6.4 million at September 30, 2025. There was one sale totaling $622,000 for the three months ended September 30, 2026. The remaining valuation was cleared along with this sale. There was no valuation adjustment in the fourth quarter of 2025 and we recorded a valuation adjustment of $70,000 in the third quarter of 2025.

				September 30, 2026
OREO	Three Months Ended			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Balance at beginning of period	$622	$6,416	$6,486	(90.3)	(90.4)
Property additions, net of transfer adjustments	-	-	-	-	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	622	4,989	-	(87.5)	N/M
Period valuation adjustments	-	-	70	-	(100.0)
Balance at end of period	$-	$1,427	$6,416	(100.0)	(100.0)

N/M – Not meaningful.

When OREO is held, management records the property at the lower of its carrying amount or fair value less estimated costs to sell. Subsequent valuations are updated, as necessary, until the property is sold, and additional losses may be recognized based on changes in estimated fair value or costs to sell.

OREO Properties by Type
	September 30, 2026		December 31, 2025		September 30, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial property	-	-	1,427	100	6,416	100
Total other real estate owned	$-	-	$1,427	100	$6,416	100

Deposits and Borrowings

				September 30, 2026
Deposits	As of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2026	2025	2025	2025	2025
Noninterest bearing demand	$1,671,745	$1,739,117	$1,738,028	(3.9)	(3.8)
Savings	1,090,082	1,121,888	1,142,947	(2.8)	(4.6)
NOW accounts	693,157	693,573	661,627	(0.1)	4.8
Money market accounts	989,498	930,079	959,416	6.4	3.1
Certificates of deposit of less than $100,000	395,591	489,879	550,747	(19.2)	(28.2)
Certificates of deposit of $100,000 through $250,000	327,747	412,655	459,186	(20.6)	(28.6)
Certificates of deposit of more than $250,000	159,744	208,878	248,299	(23.5)	(35.7)
Total deposits	$5,327,564	$5,596,069	$5,760,250	(4.8)	(7.5)

Total deposits were $5.33 billion at September 30, 2026, which reflects a $268.5 million decrease from total deposits of $5.60 billion at December 31, 2025, and a decrease of $432.7 million from total deposits of $5.76 billion at September 30, 2025. The decrease in deposits at September 30, 2026, compared to December 31, 2025, was primarily due to decreases in noninterest bearing deposits of $67.4 million, savings and NOW accounts of $32.2 million, and time deposits of $228.3 million, primarily due to the roll off of higher rate brokered deposits and other exception-priced time deposits acquired from the Bancorp Financial acquisition. These decreases were offset by an increase in money market accounts of $59.4 million. The decrease in deposits compared to September 30, 2025 was primarily seasonal in nature. We have used FHLBC advances to replace a portion of these deposit outflows, which has increased our interest expense on other short-term borrowings. We expect brokered and exception-priced time deposits to roll off at a slower pace and anticipate that our reliance on short-term borrowings will continue at a similar rate.

The decrease in deposits at September 30, 2026, compared to September 30, 2025, stemmed primarily from attrition of time deposits assumed in the acquisition of Bancorp Financial. Total quarterly average deposits decreased $517.1 million, or 8.7%, in the year over year period, primarily driven by a decrease in average time deposits of $442.2 million, savings accounts of $76.1 million, and noninterest bearing deposits of $59.3 million. These decreases were offset by an increase in money market accounts of $7.0 million and NOW accounts of $53.5 million. Included in our quarterly average time deposits for the three months ended September 30, 2026, are $28.0 million of brokered deposits, compared to $96.9 million for the like period of 2025. Brokered deposits totaling $115.0 million were assumed in the acquisition of Bancorp Financial, and we expect these deposits to run-off by early 2028. Accordingly, as of September 30, 2026, we have $27.1 million of brokered deposits remaining.

The following table presents estimated insured and uninsured deposits at September 30, 2026, and December 31, 2025, by deposit type, as well as the weighted average rates for each year to date ending period.

	September 30, 2026				December 31, 2025
	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid	Total Deposits	Insured Deposits	Uninsured Deposits	Average Rate Paid
Noninterest bearing demand	$1,671,745	$1,112,323	$559,422	-%	$1,739,117	$1,141,542	$597,575	-%
Savings	1,090,082	990,240	99,842	0.81	1,121,888	1,025,941	95,947	0.73
NOW accounts	693,157	474,089	219,068	0.53	693,573	495,397	198,176	0.45
Money market accounts	989,498	568,425	421,073	1.86	930,079	548,289	381,790	1.90
Time deposits	883,082	745,530	137,552	2.62	1,111,412	937,045	174,367	2.92
Total	$5,327,564	$3,890,607	$1,436,957	1.02%	$5,596,069	$4,148,214	$1,447,855	1.06%

Collateralized public funds	$237,145	$16,551	$220,594		$219,939	$15,832	$204,107

Total deposits decreased 4.8% to $5.33 billion at September 30, 2026 from $5.60 billion at December 31, 2025, primarily reflecting lower time deposit balances. The average rate paid on deposits decreased to 1.02% at September 30, 2026 from 1.06% at December 31, 2025, primarily due to the repricing of higher-cost time deposits and a favorable shift in deposit mix. Noninterest-bearing deposits remained approximately 31% of total deposits, supporting a stable and low-cost funding base.

In addition to deposits, we used other liquidity sources for our funding needs in all periods presented, such as repurchase agreements and other short-term borrowings with the FHLBC. Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or the book value of eligible pledged assets after application of FHLBC margins and collateral valuation adjustments. Securities sold under repurchase agreements totaled $29.9 million at September 30, 2026, a $6.1 million, or 25.8% increase from $23.8 million at December 31, 2025, and an increase of $5.6 million, or 23.1%, from September 30, 2025. There were outstanding short-term FHLBC borrowings of $395.0 million as of September 30, 2026, compared to $215.0 million as of December 31, 2025, and $165.0 million as of September 30, 2025.

We are also indebted on $25.8 million of junior subordinated debentures, net of deferred issuance costs, as of September 30, 2026, which are related to the trust preferred securities issued by its statutory trust subsidiary, Old Second Capital Trust II (“Trust II”). The Trust II issuance converted from fixed to floating rate at three month LIBOR, which is now three month Term SOFR, plus 150 basis points beginning June 15, 2017. Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in net year to date interest rate paid on this debt of 4.43% as of September 30, 2026, as compared to 6.77%, which was the rate paid during the period prior to the June 15, 2017, rate reset.

In the second quarter of 2021, we issued $60.0 million in aggregate principal amount of our 3.50% Fixed-to-Floating Rate Subordinated Notes due April 15, 2031 (the “Notes”) in a private offering. On April 15, 2026, we redeemed $30.0 million aggregate principal amount of the Notes, and the interest rate on the remaining Notes converted from a fixed rate of 3.50% to a floating rate that resets quarterly at three-month Term SOFR plus 273 basis points, payable quarterly in arrears. The remaining Notes mature on April 15, 2031, and are redeemable, in whole or in part, on any interest payment date, and at any time upon the occurrence of certain events. As of September 30, 2026, we had $29.8 million of subordinated debentures outstanding, net of deferred issuance costs. See Note 7. Borrowings for additional information.

Capital

As of September 30, 2026, total stockholders’ equity was $878.6 million, a decrease of $18.2 million from $896.8 million as of December 31, 2025. The decrease was primarily attributable to the increase in repurchase of treasury stock by $74.7 million during the first nine months of 2026 as well as an increase of $14.7 million in accumulated other comprehensive loss, and $10.9 million of dividends declared to our common stockholders, partially offset by net income of $82.7 million. During the first nine months of 2026, we repurchased 3,441,146 shares for $78.3 million under our stock repurchase program and withheld 70,207 shares with a value of $1.4 million to satisfy tax withholding obligations related to restricted stock unit vestings. These transactions were partially offset by the issuance of 172,366 shares related to restricted stock unit vestings, with a value of $3.2 million, and 87,631 shares related to performance-based restricted stock unit vestings, with a value of $1.8 million. Total stockholders’ equity also decreased as a result of a $14.7 million increase in unrealized net losses on available-for-sale securities and swaps, recorded within accumulated other comprehensive loss, driven by changes in market interest rates during the period. Total stockholders’ equity at September 30, 2026 increased $11.9 million compared to September 30, 2025, primarily due to the accumulation of earnings and partially offset by treasury stock repurchased since September 2025.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

	Minimum Capital	Well Capitalized
	Adequacy with	Under Prompt
	Capital Conservation	Corrective Action	September 30,	December 31,	September 30,
	Buffer, if applicable[1]	Provisions[2]	2026	2025	2025
The Company
Common equity tier 1 capital ratio	7.00%	N/A	13.13%	12.99%	12.44%
Total risk-based capital ratio	10.50	N/A	15.05	15.46	15.10
Tier 1 risk-based capital ratio	8.50	N/A	13.56	13.41	12.85
Tier 1 leverage ratio	4.00	N/A	11.99	11.70	11.21

The Bank
Common equity tier 1 capital ratio	7.00%	6.50%	13.63%	13.17%	13.14%
Total risk-based capital ratio	10.50	10.00	14.61	14.22	14.39
Tier 1 risk-based capital ratio	8.50	8.00	13.63	13.17	13.14
Tier 1 leverage ratio	4.00	5.00	12.05	11.49	11.45

1 Amounts are shown inclusive of a capital conservation buffer of 2.50%.

2 The prompt corrective action provisions are only applicable at the Bank level.

N/A - Not applicable

As of September 30, 2026, the Bank exceeded the minimum capital ratios to be deemed “well capitalized” and met the capital conservation buffer requirements. In addition to the above regulatory ratios, our GAAP common equity to total assets ratio, which is used as a performance measure for capital analysis and peer comparisons, decreased from 12.99% at December 31, 2025, to 12.96% at September 30, 2026. Our GAAP tangible common equity to tangible assets ratio was 11.00% at September 30, 2026, compared to 11.02% as of December 31, 2025.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. Through the third quarter of 2026, we experienced a decrease in loans and deposits. We managed the change in our funding through an increase in average borrowings from the FHLBC through September 30, 2026, compared to the prior year end. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. We monitor our borrowing capacity at the FHLBC as part of our liquidity management process as supervised by our Asset and Liability Committee (“ALCO”) and reviewed by our Board of Directors. In addition, our senior management team monitors cash balances daily to ensure we have adequate liquidity to meet our operational and financing needs. As of September 30, 2026, our cash on hand liquidity totaled $108.1 million, a decrease of $15.9 million from cash balances held as of December 31, 2025.

Net cash inflows from operating activities were $130.4 million during the first nine months of 2026, compared with net cash inflows of $78.0 million in the same period of 2025.  Funds used to originate loans held-for-sale, net of proceeds from sales of loans held-for-sale, resulted in inflows for the first nine months of 2026, and were a source of inflows in the like period of 2025. Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the nine months ended September 30, 2026 and 2025. The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $61.6 million in the nine months ended September 30, 2026, compared to net cash inflows of $78.4 million in the same period in 2025. The Bancorp Financial acquisition in July 2025 resulted in net cash inflows of $10.5 million for the nine months ended September 30, 2025. In the first nine months of 2026, securities transactions accounted for net inflows of $88.5 million, and the principal change on loans accounted for net outflows of $17.9 million. In the first nine months of 2025, securities transactions accounted for net inflows of $142.8 million, and principal on loans funded, net of paydowns, accounted for net outflows of $85.4 million.

Net cash outflows from financing activities in the nine months ended September 30, 2026, were $207.8 million, compared with net cash outflows of $139.2 million in the nine months ended September 30, 2025. Net deposit outflows in the first nine months of 2026 were $268.4 million compared to net deposit outflows of $240.4 million in the first nine months of 2025. Other short-term borrowings had $180.0 million of net cash inflows in the first nine months of 2026, compared to net cash inflows of $129.5 million for other short-term borrowings in the first nine months of 2025. Changes in securities sold under repurchase agreements accounted for inflows of $6.1 million and outflows of $12.4 million for the nine months ended September 30, 2026 and 2025, respectively. A partial redemption of subordinated debentures resulted in $30.0 million of net cash outflows for the nine months ended September 30, 2026. Dividends paid on our common stock totaled $10.9 million for the nine months ended September 30, 2026, and $8.6 million for the nine months ended September 30, 2025. The purchase of treasury stock in the first nine months of 2026 due to shares acquired with equity award vestings as well as share repurchases resulted in outflows of $79.7 million, compared to cash outflows of $7.4 million in the first nine months of 2025 related to shares acquired from equity award vestings as well as share repurchases.

Cash and cash equivalents for the nine months ended as of September 30, 2026 totaled $108.1 million, as compared to $124.0 million as of December 31, 2025, and $116.5 million as of September 30, 2025. The decrease in cash and cash equivalents for the nine months ended September 30, 2026, as compared to the prior year end, was primarily attributable to decreases in deposits as well as share repurchases, partially offset by the maturities, calls, and paydowns of securities available-for-sale as well as the utilization of short-term borrowings through FHLBC advances. In addition to cash and cash equivalents on hand or held as deposits with other financial institutions, we rely on funding sources from customer deposits, cash flows from securities available-for-sale and loans, and a line of credit with the FHLBC to meet potential liquidity needs. These sources of liquidity are immediately available to satisfy any funding requirements due to depositor or borrower demands through the ordinary course of our business. Additional sources of funding available include a $30.0 million undrawn line of credit held by the Company with a third-party financial institution, as well as unpledged securities available-for-sale.

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

We manage interest rate risk within limits established by our asset-liability policy to reduce the impact of interest rate changes on earnings. We are exposed to credit, liquidity, and interest rate risk, but are not subject to significant foreign currency or commodity price risk. Our Asset and Liability Committee (“ALCO”) manages interest rate risk by structuring on- and off-balance sheet positions, including the use of interest rate swaps, as discussed in Note 18 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The ALCO reviews asset-liability modeling and interest rate risk analyses and reports to the Board of Directors at least quarterly. We also maintain a Risk Committee, chaired by our Chief Risk Officer, which reports at least quarterly to senior management and the Board of Directors on compliance with established risk tolerance limits and significant changes in risk exposures. The Risk Committee oversees our enterprise risk management framework. Our interest rate risk exposures at September 30, 2026, and December 31, 2025, are summarized in the table below.

As of September 30, 2026, the balance sheet remained moderately asset-sensitive, as variable-rate assets generally reprice more quickly than our longer-duration, lower-beta deposit base. Changes in interest rates and yield curve dynamics may affect net interest income, funding costs, and the value of interest-sensitive financial instruments. The Bank continues to monitor its liquidity position, as discussed under “Liquidity”, above.

The Federal Open Market Committee raised the federal funds target range by 25 basis points to 3.75% to 4.00% at its September 2026 meeting. Forward market rates increased during the quarter, while the yield curve steepened modestly as longer-term rates rose relative to shorter-term rates, reflecting evolving market expectations for future monetary policy. As of September 30, 2026, the forward curve implied one additional 25 basis point increase in December 2026. Changes in the shape of the yield curve may affect asset yields, funding costs, and net interest income differently than the parallel rate shock assumptions used in our interest rate risk modeling.

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

As of September 30, 2026, our net interest income profile remained moderately asset-sensitive and positioned to benefit from rising interest rates. Compared to December 31, 2025, modeled earnings sensitivity increased modestly across rising-rate scenarios, primarily due to higher levels of interest-earning cash and other short-duration assets resulting from principal repayments, maturities, calls, prepayments, and amortization. Consistent with this balance sheet position, modeled net interest income is expected to increase under rising-rate scenarios and decrease under declining-rate scenarios, as reflected in the sensitivity analysis below. Actual results may differ due to customer behavior, deposit repricing, prepayment activity, changes in balance sheet composition, and market conditions.

The following analysis assumes an instantaneous and parallel shift in interest rates of 0.5%, 1.0%, and 2.0% and does not reflect potential changes in customer behavior, balance sheet composition, or management actions that may occur in response to changing market conditions.

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
(Dollars in thousands)	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2026
Dollar change	$(38,247)	$(19,250)	$(9,595)	$9,249	$18,552	$33,742
Percent change	(11.0)%	(5.5)%	(2.7)%	2.6%	5.3%	9.7%

December 31, 2025
Dollar change	$(35,505)	$(18,190)	$(9,026)	$8,817	$17,732	$31,490
Percent change	(10.6)%	(5.4)%	(2.7)%	2.6%	5.3%	9.4%

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

Effects of Inflation

In management’s opinion, changes in interest rates have a greater impact on our financial condition than inflation; however, we monitor both. The annual U.S. inflation rate increased to 3.7% in September 2026, compared to 3.5% in June 2026, while core CPI remained unchanged at 2.6%. Recent inflation trends have been influenced by volatility in energy prices and broader geopolitical developments. Elevated inflation may contribute to higher funding costs, increased operating expenses, changes in customer borrowing behavior, and pressure on the financial condition of certain borrowers. Inflation at current levels has not had a material adverse impact on our consolidated financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities – None

(b) Use of Proceeds – Not applicable

(c) Issuer Purchases of Securities:

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

During the third quarter of 2026, the Company repurchased 1,533,104 shares at an average price of $25.76 per share for a total reduction to capital of $39.5 million, including excise taxes, as these shares are held in treasury stock.

The following table presents our stock repurchases for the quarter ended September 30, 2026:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
	Purchased (a)	per Share (b)	or Programs (c)[1]	the Plans or Programs (d)
July 1, 2026 - July 31, 2026	-	$-	-	2,546,674
August 1, 2026 - August 31, 2026	1,064,709	25.78	1,064,709	1,481,965
September 1, 2026 - September 30, 2026	468,395	25.73	468,395	1,013,570
Total	1,533,104	$25.76	1,533,104	1,013,570

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits:

10.1	Separation and General Release Agreement, dated as of October 17, 2026, by and between Old Second Bancorp, Inc. and Gary Collins.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2026, and December 31, 2025; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

* Management contract or compensatory plan or agreement.

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

DATE: November 4, 2026